Form 10-Q
period 1996-09-09
CUBIST PHARMACEUTICALS INC
filed 1996-12-09
CIK 912183

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                         COMMISSION FILE NUMBER 0-21379


                          CUBIST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                          22-3192085
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

24 EMILY STREET, MA                                    02139
(Address of principal executive offices)             (Zip Code)

                                 (617) 576-1999
              (Registrant's telephone number, including area code)


                                      NONE
                    (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No.   X
                                               ---      ---

     At November 30, 1996, there were 9,508,975 shares outstanding of the Company's common stock, $0.001 per value per share.
--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                     INDEX

ITEM                                                                       PAGE
NUMBER                                                                    NUMBER
------                                                                    ------

PART I.   FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements

            Condensed Balance Sheets as of September 30, 1996 (pro forma),
            September 30, 1996 (actual) and December 31, 1995..............   3

            Condensed Statements of Operations for the three months ended September 30, 1996 and 1995 and for the nine months ended
            September 30, 1996 and 1995 ...................................   4

            Condensed Statements of Cash Flows for the nine months
            ended September 30, 1996 and 1995..............................   5


            Notes to the Unaudited Condensed Financial Statements..........   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................   8



PART II.  OTHER INFORMATION


  Item 2. Changes in Securities............................................  12

  Item 5. Other Information................................................  12

  Item 6. Exhibits and Reports on Form 8-K.................................  12

          SIGNATURE........................................................  13

                        PART I -- FINANCIAL INFORMATION


ITEM 1.     CONDENSED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                           Pro Forma
                                                         September 30,        September 30,        December 31,
                                                              1996                  1996               1995
                                                         -------------        -------------       -------------
                                                          (unaudited)           (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents............................   $ 19,894,985         $  4,664,985        $  2,049,555
  Short-term investments...............................             --                   --           1,006,569
  Accounts receivable..................................             --                   --             988,000
  Prepaid expenses and other current assets............        806,834              806,834              66,996
                                                         -------------        -------------       -------------
  Total current assets.................................     20,701,819            5,471,819           4,111,120
Property and equipment.................................      4,534,415            4,534,415           3,834,953
  Less:  Accumulated depreciation
             and amortization..........................     (1,547,616)          (1,547,616)         (1,056,802)
                                                         -------------        -------------       -------------
  Property and equipment, net..........................      2,986,799            2,986,799           2,778,151
Other assets...........................................        171,260              171,260             158,571
                                                         -------------        -------------       -------------
       Total assets....................................   $ 23,859,878         $  8,629,878        $  7,047,842
                                                         =============         ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................   $    561,425         $    561,425        $    124,856
  Accrued expenses.....................................        651,728              651,728             189,663
  Current portion of long-term debt....................        182,532              182,532             168,565
  Current portion of capital lease obligations.........        518,595              518,595             413,223
                                                         -------------        -------------       -------------
       Total current liabilities.......................      1,914,280            1,914,280             896,307
Long-term debt, net of current portion.................        341,259              341,259             479,745
Long-term capital lease obligation, net
  of current portion...................................        752,762              752,762             777,017
                                                         -------------        -------------       -------------
        Total liabilities..............................      3,008,301            3,008,301           2,153,069
                                                         -------------        -------------       -------------
Commitments

Stockholders' Equity:
Preferred Stock non-cumulative; convertible -
  $.001 par value authorized: 5,000,000 shares,
  1996 pro forma, and 43,000,000 shares, 1996
  actual and 1995; issued: 0 shares, 1996 pro
  forma, 37,568,085 shares, 1996 actual,
  and 34,751,183 shares, 1995..........................             --               37,568              34,751
Common Stock - $.001 par value; authorized:
  25,000,000 shares, 1996 pro forma, and
  52,000,000 shares, 1996 actual and 1995;
  issued: 9,508,975, 1996 pro forma, and
  1,002,854 shares, 1996 actual, and
  1,016,662 shares, 1995...............................          9,509                1,003               1,017

Additional paid-in capital.............................     36,002,529           20,743,467          16,790,878
Accumulated deficit....................................    (15,160,461)         (15,160,461)        (11,931,873)
                                                         -------------        -------------       -------------
       Total stockholders' equity......................     20,851,577            5,621,577           4,894,773
                                                         -------------        -------------       -------------
       Total liabilities and stockholders' equity......   $ 23,859,878         $  8,629,878        $  7,047,842
                                                         =============        =============       =============

The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBITS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                               Three months ended             Nine months ended
                                                  September 30,                  September 30,
                                          ----------------------------  ---------------------------------
                                              1996           1995            1996              1995
                                          -------------  -------------   -------------     -------------

License and sponsored research revenues.  $    960,879   $    133,333     $  3,007,532      $    233,333
Operating expenses:
 Research and development...............     1,656,048      1,235,582        4,838,657         3,830,465
 General and administrative.............       463,121        312,215        1,336,707         1,131,192
                                         -------------  -------------    -------------     -------------
  Total operating expenses..............     2,119,169      1,547,797        6,175,364         4,961,657
Interest income.........................        68,409         87,713          111,641           178,024
Interest expense........................       (65,494)       (66,357)        (172,397)         (167,164)
                                         -------------  -------------    -------------     -------------
Net loss................................   ($1,155,375)   ($1,393,108)     ($3,228,588)      ($4,717,464)
                                         =============  =============    =============     =============
Net loss per common share...............        ($0.85)        ($1.02)          ($2.37)           ($3.54)
     Weighted average number of
     common shares......................     1,361,200      1,367,796        1,363,239         1,332,003
                                         =============  =============    =============     =============



The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                              Nine months ended
                                                                                 September 30,
                                                                         ---------------------------
                                                                             1996          1995
                                                                         ------------   ------------

Cash Flows from operating activities:
 Net loss..........................................................      $(3,228,588)   (4,717,464)
      Adjustments to reconcile net loss to net cash provided
        by/(used in) operating activities:
           Depreciation and amortization...........................          490,814       399,372
           Changes in assets and liabilities:
             Accounts receivable...................................          988,000
             Prepaid expenses and other current assets.............         (739,838)      (20,703)
             Other assets..........................................
             Accounts payable and accrued expenses.................          898,634      (700,263)
             Deferred revenue......................................               --            --
                                                                        ------------  ------------
              Total adjustments....................................        1,637,610      (321,594)
                                                                        ------------  ------------
Net cash provided by/(used in) operating activities................       (1,590,978)   (5,039,058)

Cash flows from investing activities:
       Purchase of fixed assets....................................         (405,019)     (398,554)
       Leasehold improvements......................................         (266,683)      (92,435)
       Purchase of short-term investments..........................               --    (1,006,569)
       Redemption of short-term investments........................        1,006,569      (978,110)
                                                                        ------------   -----------
Net cash provided by/(used in) investing activities................          334,867    (2,475,668)

Cash flows from financing activities:
       Issuance of stock...........................................        3,955,392     8,449,408
       Repayments of debt..........................................         (124,519)      243,458
       Proceeds from capital lease financing.......................          383,525       537,395
       Principal payments of capital lease obligations.............         (330,168)     (263,017)
       Deposits relating to capital lease obligations..............          (12,689)      (10,090)
                                                                        ------------   -----------
Net cash provided by/(used in) financing activities................        3,871,541     8,957,154
                                                                        ------------   -----------
Net increase (decrease) in cash and cash equivalents...............        2,615,430     1,442,428

Cash and cash equivalents, beginning of period.....................        2,049,555     1,220,983
Cash and cash equivalents, end of period...........................      $ 4,664,985   $ 2,663,411
                                                                        ============   ===========
Supplemental disclosures of cash flow information:
       Cash paid during the year for interest......................      $   172,397   $   167,163
       Capital lease obligations entered into......................      $   413,010   $   501,695




The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A.  NATURE OF BUSINESS

     Cubist Pharmaceuticals, Inc. ("Cubist" or the "Company") is a biopharmaceutical company founded in May 1992 and is engaged in the research, development and commercialization of novel classes of antiinfective drugs to treat infectious diseases caused by bacteria and fungi, primarily those resistant to existing antiinfective drugs. Cubist has established multiple technology licenses and collaborations, has established a network of advisors and collaborators and is located in Cambridge, Massachusetts.


NOTE B.  ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These unaudited condensed financial statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1995 which are included in the Company's final prospectus relating to its Registration Statement on Form S-1 (Registration No. 333-6795) (the "Principal IPO Registration Statement") and its Registration Statement on Form S-1 (Registration No. 333-5880) (the "Rule 462(b) IPO Registration Statement"). Such final prospectus was filed by the Company with the Securities and Exchange Commission (the "Commission") on October 25, 1996 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

  Pro Forma Balance Sheet

     On October 30, 1996, the Company sold 2,500,000 shares of its common stock at $6.00 per share in connection with the initial public offering of its common stock (the "IPO"). In addition, on November 6, 1996, the underwriters of the shares offered by the Company in the IPO exercised their over-allotment option and the Company sold in the IPO an additional 375,000 shares of its common stock at a price of $6.00 per share. The total number of shares of common stock sold by the Company in connection with the IPO was 2,875,000 shares and the total net proceeds received by the Company in connection with the sale of all of such shares were $15,230,000, all of which total net proceeds are reflected as cash and cash equivalents on the condensed pro forma balance sheet of the Company as of September 30, 1996. In addition, upon the first closing of the IPO on October 30, 1996, all of the outstanding shares of Series A, B, C and D Convertible Preferred Stock (collectively, the "Preferred Stock") converted into 5,366,869 shares of common stock of the Company. On October 30, 1996, the Company issued to Bristol-Myers Squibb Company 264,252 shares of common stock of the Company pursuant to certain antidilution rights of Bristol-Myers Squibb Company. The condensed pro forma balance sheet of the Company as of September 30, 1996 reflects that all of the Preferred Stock converted into shares of common stock of the Company on October 30, 1996, that the initial public offering price per share in connection with the IPO was $6.00 and that 264,252 shares of common stock of the Company were issued to Bristol-Myers Squibb Company on October 30, 1996.

  Net Loss Per Common Share

     The net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the filing of the initial public offering, even when anti-dilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price of $6.00 per share.

NOTE C.  SUBSEQUENT EVENTS

     Certain significant events that occurred after September 30, 1996 are described in Note B above under the caption "Pro Forma Balance Sheet" and their impact is reflected in the Company's condensed pro forma balance sheet as of September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements relating to the amount or amounts of research support payments, technology licensing fees, milestone payments, equity investments and royalties that the Company may be entitled to receive in connection with its collaborations with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Merck & Co., Inc. ("Merck") and Pfizer Inc. ("Pfizer"), (ii) statements relating to the amount of capital expenditures to be incurred by the Company for the year ending December 31, 1996 and (iii) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through mid-1998. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the early stage of the Company's product development and the possibility that the Company cannot successfully develop or commercialize any products, (ii) the unproven nature of the Company's technology, (iii) the inability of the Company to raise all of the additional funds that will be required by the Company to develop and obtain regulatory approval of a drug candidate, to develop manufacturing, marketing and sales capabilities and to prosecute and defend its intellectual property rights,
(iv) the Company's dependence on its collaborative partners for the indefinite future, (v) the inability to obtain regulatory approval in the United States or elsewhere for any drug developed by the Company, (vi) the Company's lack of experience in, and current lack of facilities and personnel to, manufacture, market and sell drugs or to produce an adequate supply of compounds to meet future requirements for clinical trials, (vii) the lack of market acceptance of any drug that may be successfully developed by the Company and approved for marketing, and (viii) the inability of any drugs that may be successfully developed by the Company to compete with any drug developed by a competitor. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's final prospectus, dated October 25, 1996, relating to (x) the Principal IPO Registration Statement, which was declared effective by the Commission on October 25, 1996 and (y) the Rule 462(b) IPO Registration Statement, which became effective automatically upon the filing thereof with the Commission on October 25, 1996 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended. The forward-looking statements contained herein represent the Company's judgment as of the date of this Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

OVERVIEW

     Since its incorporation on May 1, 1992 and commencement of operations in February 1993, Cubist has been engaged in the research, development and commercialization of novel antiinfective drugs to treat infectious diseases caused by bacteria and fungi, primarily those resistant to existing antiinfective drugs. The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical and clinical trials and development of manufacturing, marketing and sales capabilities.

     A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. To date, the Company has entered into collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb, Merck and Pfizer. Assuming that the collaborative agreements continue until their scheduled expirations, and that a separate drug is successfully developed and commercialized from each of the five research programs to be conducted pursuant to these collaborative agreements, Cubist will be entitled to receive a total of $98.5 million in research support payments, technology licensing fees, milestone payments and equity investments. In addition, the Company will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

     Revenues. Total revenues in the three months ended September 30, 1996 were $961,000 compared to $133,000 in the three months ended September 30, 1995, an increase of $828,000 or 622.5%. The revenue recognized in the three months ended September 30, 1996 primarily consisted of $800,000 in research support funding from the Bristol-Myers Squibb and Pfizer collaborations and $161,000 in SBIR grants. In the three months ended September 30, 1995, total revenues consisted entirely of SBIR Phase I grant funding.

     Research and Development Expenses. Total research and development expenses in the three months ended September 30, 1996 were $1,656,000 compared to $1,236,000 in the three months ended September 30, 1995, an increase of $420,000 or 34.0%. The increase was largely due to increased costs related to additional personnel and purchases of laboratory research supplies that are required by such additional personnel.

     General and Administrative Expenses. General and administrative expenses in the three months ended September 30, 1996 were $463,000 compared to $312,000 in the three months ended September 30, 1995, an increase of $151,000 or 48.4%.
The increase was largely due to increased costs related to additional personnel and recruiting.

     Interest Income and Expense. Interest income in the three months ended September 30, 1996 was $68,000 compared to $88,000 in three months ended September 30, 1995, a decrease of $20,000 or 22.7%. The decrease in interest income was due primarily to a lower average cash, cash equivalent and investment balance during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Interest expense in the three months ended September 30, 1996 was $65,000 as compared to $66,000 during the three months ended September 30, 1995.

     Net Loss. The net loss during the three months ended September 30, 1996 was $1,155,000 compared to $1,393,000 during the three months ended September 30, 1995, a decrease of $238,000 or 17.1%. The decrease was primarily due to the increased revenues associated with the Bristol-Myers Squibb, Merck and Pfizer collaborations, which were offset only in part by additional expenses incurred to support the advancement of the Company's internal research programs.

Nine Months Ended September 30, 1996 and 1995

     Revenues. Total revenues in the nine months ended September 30, 1996 were $3,008,000 compared to $233,000 in the nine months ended September 30, 1995, an increase of $2,775,000 or 1,190.0%. The revenue recognized in the nine months ended September 30, 1996 primarily consisted of $1,500,000 in technology licensing fees from the Merck collaboration, $1,269,000 in research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations and $239,000 in SBIR grants. In the nine months ended September 30, 1995, total revenues consisted entirely of SBIR Phase I grant funding.

     Research and Development Expenses. Total research and development expenses in the nine months ended September 30, 1996 were $4,839,000 compared to $3,830,000 in the nine months ended September 30, 1995, an increase of $1,009,000 or 26.3%. The increase was largely due to increased costs related to additional personnel, purchases of compounds to expand the Company's compound collection and purchases of laboratory research supplies that are required by such additional personnel.

     General and Administrative Expenses. General and administrative expenses in the nine months ended September 30, 1996 were $1,337,000 compared to $1,131,000 in the nine months ended September 30, 1995, an increase of $206,000 or 18.2%. The increase was primarily due to costs relating to additional personnel and recruiting and relocation expenses.

     Interest Income and Expense. Interest income in the nine months ended September 30, 1996 was $112,000 compared to $178,000 in the nine months ended September 30, 1995, a decrease of $66,000 or 37.1%. The decrease in interest income was due to a decrease in the average cash, cash equivalent and investment balance during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Interest expense was $172,000 in the nine months ended September 30, 1996 as compared to $167,000 during the nine months ended September 30, 1995.

     Net Loss. The net loss during the nine months ended September 30, 1996 was $3,229,000 compared to $4,717,000 during the nine months ended September 30, 1995, a decrease of $1,488,000 or 31.5%. The decrease was primarily due to the increased revenues associated with the Bristol-Myers Squibb, Merck and Pfizer collaborations, which were offset only in part by additional expenses incurred to support the advancement of the Company's internal research programs.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at September 30, 1996 was $4,665,000 compared to $3,056,000 at December 31, 1995. For the nine months ended September 30, 1996, the Company raised $4,000,000 in private equity offerings, and received $1,269,000 in sponsored research payments, $1,500,000 in technology license fees and $239,000 in SBIR grants.

     Net cash used in operations in the nine months ended September 30, 1996 was $1,591,000 compared to $5,039,000 in the nine months ended September 30, 1995. The cash used in operations was primarily to fund research and development and for general and administrative expenses.

     On October 30, 1996, the Company sold 2,500,000 shares of its common stock at $6.00 per share in connection with the IPO. In addition, on November 6, 1996, the underwriters of the shares offered by the Company in the IPO exercised their over-allotment option and the Company sold in the IPO an additional 375,000 shares of its common stock at a price of $6.00 per share. The total number of shares of common stock sold by the Company in connection with the IPO was 2,875,000 shares and the total net proceeds received by the Company in connection with the sale of all of such shares were $15,230,000. At September 30, 1996, on a pro forma basis after giving effect to the consummation of the IPO, the Company's total cash, cash equivalent and investment balance was $19,895,000.

     The Company has entered into collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb, Merck and Pfizer. Assuming that the collaborative agreements continue until their scheduled expirations, and that a separate drug is successfully developed and commercialized from each of the five research programs to be conducted pursuant to these collaborative agreements, Cubist will be entitled to receive a total of $98.5 million in research support payments, technology licensing fees, milestone payments and equity investments. In addition, the Company will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations. Through September 30, 1996, the Company's collaborative partners have provided the Company with $1.8 million of research support payments, $2.0 million technology licensing fees and $4.0 million in an equity investment. There can be no assurance that the Company will receive any additional funding from any of the Company's collaborative partners.

     As of September 30, 1996, the Company had invested an aggregate of $4,534,000 (of which $699,000 was invested during the nine months then ended) in property and equipment, primarily in facility renovations and laboratory equipment under capital leases. The obligations under capital leases at September 30, 1996 were

$1,271,000. Minimum annual principal payments due under capital leases total $520,000 in 1996 and 1997. Principal payments decline each year thereafter until expiration in 1999. The Company made principal payments under its capital lease obligations of $330,000 in the nine months ended on September 30, 1996. The Company expects its capital expenditures in 1996 to be approximately $1,000,000 consisting of $300,000 in leasehold improvements and $700,000 of laboratory and other equipment purchases.

     The Company believes that its existing cash (including the $15,230,000 in net proceeds received by the Company in connection with the IPO), cash equivalents, other capital resources, interest income and future revenues due under the Bristol-Myers Squibb, Merck and Pfizer collaborative agreements, will be sufficient to fund its operating expenses and capital requirements as currently planned through mid-1998.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On October 17, 1996, the Company amended its Restated Certificate of Incorporation for purposes of (i) reducing the number of authorized shares of its common stock, $0.001 par value per share ("Common Stock"), from 52,000,000 shares to 25,000,000 shares, (ii) effecting a reverse one-for-seven stock split of its Common Stock, and (iii) adding certain anti-takeover provisions described in the Company's Registration Statement on Form S-1 (Registration No. 333-6795) (the "Principal IPO Registration Statement") under the captions "Risk Factors-- Potential Anti-Takeover Effect of Certain Charter and By-Law Provisions" and "Description of Capital Stock--Delaware Law and Certain Charter and By-Law Provisions". The description of such anti-takeover provisions set forth in the Principal IPO Registration Statement is hereby incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

     On October 25, 1996, (i) the Securities and Exchange Commission (the "Commission") simultaneously declared effective the Principal IPO Registration Statement and the Company's Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934, as amended, and (ii) the Company filed with the Commission another Registration Statement on Form S-1 (Registration No. 333-
5880) (the "Rule 462(b) IPO Registration Statement"), which became effective immediately upon its filing with the Commission pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended. The Principal IPO Registration Statement and the Rule 462(b) IPO Registration Statement (collectively, the "IPO Registration Statement") relate to the initial public offering of 2,875,000 shares of the Company's Common Stock. On October 25, 1996, the Company entered into an Underwriting Agreement with UBS Securities LLC, Hambrecht & Quist LLC and Pacific Growth Equities, Inc., as representatives of the several underwriters named on Schedule A thereto (the "Underwriters"),
                                     -------- -
pursuant to which (x) the Underwriters agreed to purchase from the Company 2,500,000 shares of its Common Stock at the public offering price of $6.00 per share, less underwriting discounts and commissions of $0.42 per share, and (y) the Company granted to the Underwriters an option to purchase an additional 375,000 shares of Common Stock, solely to cover over-allotments, at the public offering price of $6.00 per share, less underwriting discounts and commissions of $0.42 per share. On October 30, 1996, pursuant to the terms of Underwriting Agreement, the Underwriters consummated the purchase of such 2,500,000 shares of Common Stock and the Company received from the Underwriters net proceeds in the amount of $13,950,000. On November 4, 1996, the Underwriters notified the Company of their exercise of the option, granted under the Underwriting Agreement, to purchase 375,000 additional shares of Common Stock solely to cover over-allotments, and on November 6, 1996, the Underwriters consummated the purchase of such 375,000 additional shares of Common Stock and the Company received additional net proceeds of $2,092,500 from the Underwriters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          11 -- Statement of Computation of Earnings Per Share
          27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    CUBIST PHARMACEUTICALS, INC.


     December 9, 1996               By:  /s/ Thomas A. Shea
                                         ---------------------------------
                                         Thomas A. Shea,
                                         Director of Finance
                                         & Administration and Treasurer
                                         (Authorized Officer and Principal
                                         Finance and Accounting Officer)