Form 10-K405
period 1996-12-31
CUBIST PHARMACEUTICALS INC
filed 1997-03-31
CIK 912183

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:       to

                         Commission file number: 0-21379

                          Cubist Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                         22-3192085
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)


                     24 Emily Street, Cambridge, MA 02139
             (Address of principal executive offices and Zip Code)


                                 (617) 576-1999
                 (Registrant's telephone number, including area code)

              Securities registered pursuant to Section 12(b) of the Act:
                                        None

              Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                  (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the registrant's common stock, $.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 14, 1997 was approximately $55,422,808 based on 5,155,610 shares held by such non-affiliates at the closing price of a share of Common Stock of $10.75 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 4,392,741 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 14, 1997 was 9,548,351.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                          CUBIST PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

ITEM                                                                                                     PAGE
----                                                                                                   -------
                                      Part I

 1   Business..........................................................................................    4
 2   Description of Property...........................................................................   22
 3   Legal Proceedings.................................................................................   22
 4   Submission of Matters to a Vote of Security Holders...............................................   23

                                      Part II

 5   Market For Registrant's Common Stock and Related Stockholder Matters..............................   23
 6   Selected Financial Data...........................................................................   24
 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.............   25

 8   Financial Statements and Supplementary Data.......................................................   29

 9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............   43

                                      Part III

10   Directors and Executive Officers of the Registrant................................................   43
11   Executive Compensation............................................................................   43
12   Security Ownership of Certain Beneficial Owners and Management....................................   43
13   Certain Relationships and Related Transactions....................................................   43

                                      Part IV

14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................   44
     Signatures........................................................................................   47


    Except for the historical information contained herein, this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through mid-1998 and (ii) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Cubist Pharmaceuticals, Inc. ("Cubist" or the "Company") is a biopharmaceutical company engaged in the research, development and commercialization of novel antiinfective drugs to treat infectious diseases caused by bacteria and fungi, primarily those resistant to existing antiinfective drugs. Cubist's strategy for combating antiinfective drug resistance is to identify novel intracellular targets essential for cell function in bacteria and fungi, such as proteins, RNA or DNA, which if inhibited by a drug would kill or attenuate the growth of the pathogen. Cubist selects these targets based on a thorough understanding of their function, thereby providing a foundation for assay development and identification of leads for drug discovery.

OVERVIEW OF INFECTIOUS DISEASE AND DRUG RESISTANCE

    Infectious diseases are caused by bacteria and fungi present in the environment that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body's immune system. These pathogens then establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including those of the bloodstream, heart, lung, liver and urinary tract.

    Antiinfective drugs have, in many cases, proven highly successful in controlling the serious morbidity and mortality that accompany these infections. These drugs work by chemically binding to specific targets in a bacterial or fungal pathogen, thereby inhibiting a cell function essential to its survival. Currently available antiinfective drugs can be divided into the following four broad categories, according to the type of essential cell function they inhibit:
(i) protein synthesis (e.g., tetracyclines, macrolides and aminoglycosides),
(ii) cell wall and membrane synthesis (e.g., penicillins, cephalosporins, carbapenems, glycopeptides and polyenes), (iii) nucleic acid synthesis (e.g., fluoroquinolones) and (iv) cell metabolism (e.g., trimethoprim, sulfonamides, azoles and allylamines).

    Recently, there has been a rise in the incidence of infectious diseases caused by bacteria and fungi that have developed resistance to existing antiinfective drugs. This phenomenon has been well documented in the medical literature. A number of serious pathogens such as Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis, Enterococcus faecium, Escherichia coli, Haemophilus influenzae, Pseudomonas aeruginosa, Mycobacterium tuberculosis, Candida albicans, Aspergillus fumigatus and Aspergillus flavus have shown significant evidence of drug resistance.

    The increasing prevalence of antiinfective drug resistance is a natural outcome of the use and overuse of antiinfective drugs. When bacteria or fungi are exposed to an antiinfective drug, the drug kills or attenuates the growth of the susceptible pathogen. However, any variant in the bacterial population that has spontaneously undergone a genetic change that confers drug resistance will have a selective growth advantage, which is known in evolutionary terms as natural selection. Thus, the antiinfective drug does not technically cause the resistance but creates a situation in which the resistant pathogen can multiply in the presence of the drug, increasing the population approximately a millionfold in a day and quickly becoming the predominant microorganism. These resistant bacteria can then spread rapidly from the infected patient to healthy individuals.

    Bacteria and fungi have evolved multiple resistance mechanisms against currently available categories of antiinfective drugs. These mechanisms include:
(i) utilization of an enzyme to alter the drug's structure by creating or destroying chemical bonds, (ii) modification of the cell membrane to block entry of the drug, (iii) utilization of a protein to pump the drug out of their cells before the drug binds to the target and (iv) alteration of the target to significantly limit the ability of the antiinfective drug to bind to the target. Bacteria and fungi change the target by mutation of the target's protein sequence, by chemical modification of the target structure or by the acquisition of a new gene from another pathogen that substitutes for the target function.

    Traditional drug discovery approaches have not met the challenge posed by drug-resistant pathogens. To date, biology-based approaches have attempted to identify compounds that kill or attenuate the growth of the pathogen using whole-cell screening assays. This approach is limited because compounds that could effectively inhibit a target function inside the cell, but are unable to penetrate cell membranes, are not identified by whole-cell screening assays. Thus, entire classes of effective inhibitors of intracellular targets, which could be modified by medicinal chemistry to penetrate cell membranes, have potentially been overlooked. Chemistry-based approaches have focused on chemically modifying the molecular structure of existing antiinfective drugs or combining existing antiinfective drugs with another agent (an antibiotic potentiator) to circumvent established drug resistance mechanisms. Despite the introduction of second and third generation antiinfective drugs, certain pathogens, such as vancomycin-resistant strains of Enterococcus faecium, have developed resistance to all currently available drugs.

    For decades, antiinfective drug discovery research has utilized only a fixed number of targets and chemical structures thereby limiting the ability of these approaches to identify new classes of drugs effective against drug-resistant bacteria and fungi. During the past 20 years, these traditional approaches have identified only one new chemical class of antiinfective drugs. Cubist believes that the identification of new drug classes inhibiting new targets will prove to be a more effective approach to the problem of antiinfective drug resistance.

THE CUBIST APPROACH

    Cubist is identifying new targets in bacteria or fungi which if inhibited by a drug would disrupt an essential cell function and thereby kill or attenuate the growth of the pathogen, allowing it to be cleared by the immune system. This rational, target-based approach represents a distinct departure from traditional strategies to develop antiinfective drugs. The Company expects that drugs inhibiting these new targets would be immediately effective against currently drug-resistant bacteria and fungi since these pathogens have not had an opportunity to evolve resistance specific to these new drugs.

THE CUBIST PROGRAMS

    Cubist's initial focus is on the identification and development of targets that are involved in the fundamental process of protein synthesis. This process involves a sequential order of well-established, enzymatic events that leads to the incorporation of amino acids into proteins. Antiinfective drugs, such as tetracyclines and erythromycin, that work by inhibiting protein synthesis at the ribosome (a cellular component which is the site of incorporation of amino acids into proteins) have been successfully developed and commercialized. There are, however, several classes of essential enzyme targets that function independently of the ribosome during protein synthesis and that have not yet been exploited as effective drug targets. The Company's programs address targets in the areas of: (i) Synthetases, (ii) Ribonuclease P, (iii) Amidotransferase and (iv) Elongation Factors. These enzyme targets are essential for the survival of both bacterial and fungal pathogens. The Company believes that these targets will enable the development of clinically useful antiinfective drugs against susceptible and drug-resistant pathogens.

    THE SYNTHETASE PROGRAM

    Synthetases are enzymes that play a fundamental role in protein synthesis in all living organisms. In most organisms, there are 20 essential aminoacyl-tRNA synthetases, one for each amino acid, which charge its specific amino acid to a transfer RNA molecule ("tRNA") forming an amino acid-charged tRNA. These charged tRNAs then interact with messenger RNA ("mRNA") at the ribosome to incorporate the amino acid into the protein being synthesized. Inhibition of any one of the 20 aminoacyl-tRNA synthetases from any bacterial or fungal pathogen, at the amino acid or tRNA binding sites, would disrupt protein production, thereby killing or attenuating the growth of the pathogen. As a result, large numbers of targets, each with multiple sites of inhibition, are available to Cubist for drug discovery.

    The Company has developed over 100 proprietary aminoacyl-tRNA synthetase targets and related assays that are currently being utilized in the discovery and characterization of leads in its Synthetase Program. These aminoacyl-tRNA synthetase targets were cloned or purified from Streptococcus pneumoniae, Staphylococcus aureus, Enterococcus faecalis, Escherichia coli, Haemophilus influenzae, Mycobacterium tuberculosis and Helicobacter pylori bacteria, Candida albicans and Pneumocystis carinii fungi and cultured human cells.

    Through a combination of automated, high-throughput screening and a rational drug design approach, Cubist has identified several proprietary leads that inhibit certain aminoacyl-tRNA synthetases. These leads are currently being optimized to improve stability, potency, selectivity, whole cell activity and efficacy in animal models in an effort to identify clinical development candidates.

    THE RIBONUCLEASE P PROGRAM

    The Company's Ribonuclease P Program focuses on the discovery of antiinfective drugs that inhibit ribonuclease P ("RNase P"), an essential target in the process of protein synthesis. All tRNAs are initially synthesized as immature tRNA molecules which are cleaved to the required functional size and structure by an essential enzyme, RNase P. Inhibition of RNase P will thus prevent the maturation of tRNA molecules, an essential step in protein synthesis, thereby killing or attenuating the growth of the pathogen.

    Cubist has cloned, sequenced and expressed the genes encoding both the protein and the RNA components of RNase P from certain bacteria. Recombinant RNase P enzymes that have demonstrated the ability to cleave immature tRNA serve as the foundation for biological assays. The Company has developed an automated in vitro enzyme assay for high-throughput screening to identify inhibitors of bacterial RNase P and is currently screening for the identification of such inhibitors.

    THE AMIDOTRANSFERASE PROGRAM

    The Company's Amidotransferase Program focuses on the discovery of antiinfective drugs that inhibit glutamine amidotransferase ("AdTase"), an essential target in the process of protein synthesis. Certain bacteria have only 19 of the 20 required aminoacyl-tRNA synthetases and lack glutamine-tRNA synthetase. These bacteria still require all 20 amino acids for protein synthesis and therefore have developed a two-step process to compensate for the lack of glutamine aminoacyl-tRNA synthetase. In step one, glutamate-tRNA synthetase attaches glutamate to both glutamate-tRNA and glutamine-tRNA. In step two, AdTase modifies the glutamate that is charged to the glutamine-tRNA into glutamine, the appropriate amino acid. The now correctly charged tRNA can incorporate the amino acid glutamine into the growing protein chain. Inhibiting AdTase activity would thus limit the synthesis of all proteins that require glutamine, thereby killing or attenuating the growth of the pathogen.

    The Company has established that AdTase activity is present in certain bacteria, including Staphylococcus aureus and Enterococcus faecalis. The Company has developed an assay to monitor the function of this enzyme. Cubist is currently adapting this assay for automated, high-throughput screening and expects to commence screening for the identification of inhibitors of AdTase activity upon completion of such adaptation.

    THE ELONGATION FACTORS PROGRAM

    The Company's Elongation Factors Program focuses on the discovery of antiinfective drugs that inhibit elongation factors Tu (EF-Tu) and Ts (EF-Ts), essential protein targets in the process of protein synthesis. EF-Tu transports amino acid-charged tRNA to the ribosome and also plays a role in the continuing synthesis of proteins. During this process EF-Tu becomes inactivated and its reactivation requires a second elongation factor, EF-Ts. A crystal structure of EF-Tu associated with some of its substrates including EF-Ts, has been defined. Inhibition of either EF-Tu or EF-Ts activity will inhibit protein synthesis and kill or attenuate the growth of the pathogen.

    Cubist has cloned, sequenced and expressed the genes encoding the EF-Tu and EF-Ts proteins. Cubist is currently developing an assay for automated, high-throughput screening of inhibitors of EF-Tu and EF-Ts activity.

    OTHER TARGET DISCOVERY PROGRAMS

    The Company is currently utilizing genomic information to develop additional biological screening assays for drug discovery. Strategically, the Company will continue to investigate targets involved in protein synthesis and will seek to broaden its focus to include additional targets outside of this area.

DRUG DISCOVERY TECHNOLOGIES

    The Cubist drug discovery process consists of four primary steps as part of an integrated platform: (i) target identification and validation, (ii) assay development, (iii) lead identification and (iv) lead optimization.

    Target Identification and Validation-the use of microbial genomics and functional genetics to identify multiple targets for drug discovery. The Company uses a rational target selection approach which incorporates microbial genomics and functional genetics to identify and characterize targets. To be selected for entry into a drug discovery program, targets must be: (i) essential for the life of the pathogen, so that inhibition of the target's natural function will kill or attenuate the growth of the pathogen, (ii) functionally characterized for assay development prior to high-throughput screening and (iii) structurally divergent between bacteria or fungi and humans so that the pathogen target can be selectively inhibited.

    Assay Development-the use of molecular biology, biochemistry and enzymology to characterize targets and validate high-throughput screening assays. Established molecular biology tools enable Cubist to rapidly clone, sequence, express and purify multiple targets. Cubist then utilizes enzymology and biochemistry techniques to functionally characterize targets. By characterizing these targets, Cubist can develop robust, sensitive high-throughput screening assays. The Company utilizes these assays to identify inhibitors. Cubist employs proprietary screens to provide a quantitative description of potency, spectrum and selectivity. In addition, the Company's enzymology studies identify reaction mechanisms that provide the basis for rational drug design.

    Lead Identification-the use of high-throughput screening of small molecule libraries, combinatorial chemistry and rational drug design to identify potential drug candidates. Cubist has implemented automation and robotics, together with other enhancement techniques, to perform high-throughput screening of compound libraries in order to identify novel inhibitors.

Novel inhibitors are further characterized using Cubist's secondary screens consisting of increasingly stringent selection criteria (such as spectrum and selectivity) to identify drug candidates with the greatest potential for successful development.

    Molecules used in the Cubist screening program currently originate from four sources: (i) Cubist's proprietary rational design chemistry programs, (ii) Cubist's proprietary combinatorial chemistry programs, (iii) academic and industrial collaborations and (iv) commercial sources.

    The Cubist combinatorial chemistry program generates two types of libraries, general and lead-specific. The general libraries are designed to provide Cubist with a diversity of molecular structures which can be used in conjunction with high-throughput screening to identify novel lead compounds which inhibit selected targets. Cubist constructs lead-specific libraries based on principles of rational drug design using structural templates demonstrated to interact with the aminoacyl-tRNA synthetases. Cubist's proprietary general and lead-specific libraries are being used to identify new lead inhibitors of the aminoacyl-tRNA synthetases and other enzyme targets.

    Lead Optimization-the use of medicinal chemistry, high speed analoging and pre-clinical evaluation to enhance pharmaceutical properties. Cubist optimizes lead compounds, which have been identified by its high-throughput screening and rational drug design approaches, through the iterative use of medicinal chemistry and in vitro biological assays to enhance pharmaceutical properties. These lead compounds first enter a high-speed chemical analoging program which generates large numbers of structurally-related compounds. These analogs are then evaluated for their (i) spectrum of inhibitory potency against a given enzyme from a variety of pathogens, (ii) selectivity of the pathogen against the human enzyme, (iii) inhibitory potency against multiple targets from a single pathogen to identify a compound that could inhibit more than one target and (iv) spectrum of activity against whole cells, including drug-resistant strains, to determine potential clinical indication. Cubist subsequently evaluates, in animal models, drug candidates exhibiting suitable potency, spectrum and selectivity to determine their pharmacological and toxicological properties.

COLLABORATIVE AGREEMENTS

    The Company has entered into agreements based on certain targets within the Synthetase Program with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Merck & Co., Inc. ("Merck") and Pfizer Inc. ("Pfizer") to screen the collaborators' respective compound libraries against certain aminoacyl-tRNA synthetase targets. These collaborations are expected to provide the Company with funding, research and development resources, and access to libraries of diverse compounds and clinical development, manufacturing and commercialization capabilities. Through December 31, 1996, the Company's collaborative partners have provided the Company with $5.6 million of funding in the form of research support payments, technology licensing fees and a milestone payment and with a $4.0 million equity investment.

    BRISTOL-MYERS SQUIBB

    In June 1996, Cubist and Bristol-Myers Squibb entered into a Collaborative Research and License Agreement (the "Bristol-Myers Squibb Agreement") pursuant to which they agreed to collaborate to discover and develop novel antiinfective drugs from leads obtained by screening six of Cubist's aminoacyl-tRNA synthetase targets against Bristol-Myers Squibb's compound library. In connection with the collaboration, Bristol-Myers Squibb has made a $4.0 million equity investment in Cubist, has made a $1.0 million milestone payment and has made research support payments to Cubist. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." Under the terms of the Bristol-Myers Squibb Agreement, Cubist is entitled to receive additional research support payments and, if certain milestones are achieved, additional milestone payments from Bristol-Myers Squibb. Cubist has granted to Bristol-Myers Squibb an exclusive worldwide license to commercialize drugs resulting from this collaboration. The development, manufacture and worldwide sale of drugs resulting from the collaboration will be conducted by Bristol-Myers Squibb, and Cubist will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized from this collaboration.

    MERCK

    In June 1996, the Company and Merck entered into a Collaborative Research and License Agreement (the "Merck Agreement") pursuant to which they agreed to collaborate to discover and develop novel antiinfective drugs from leads obtained by screening three of Cubist's aminoacyl-tRNA synthetase targets against Merck's compound library. In connection with the collaboration, Merck has made research support payments and has paid technology licensing fees to Cubist. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." Under the terms of the Merck Agreement, Cubist is entitled to receive additional research support payments and, if certain milestones are achieved, milestone payments from Merck. Cubist has granted Merck an exclusive worldwide license to commercialize drugs resulting from this collaboration. The development, manufacture and worldwide sale of drugs resulting from the collaboration will be conducted by Merck, and the Company will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized from this collaboration.

    PFIZER

    In December 1995, the Company and Pfizer entered into a Research Collaboration Agreement (the "Pfizer Agreement") pursuant to which they agreed to collaborate to discover and develop novel antiinfective drugs from leads obtained by screening six of Cubist's aminoacyl-tRNA synthetase targets against Pfizer's compound library. In connection with the collaboration, Pfizer has made research support payments and has paid technology licensing fees to Cubist. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." Under the terms of the Pfizer Agreement, Cubist is entitled to receive additional research support payments and, if certain milestones are achieved, milestone payments and a $5.0 million equity investment from Pfizer. Cubist has granted Pfizer an exclusive worldwide license to commercialize drugs resulting from this collaboration.
The development, manufacture and sale of drugs worldwide resulting from the collaboration will be conducted by Pfizer, and the Company will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized from this collaboration.

    OTHER COLLABORATIONS

    To obtain additional compound libraries for further expansion of the Company's internal drug discovery programs, Cubist has entered into screening agreements with ArQule, Inc., Genzyme Corporation, Pharmacopeia, Inc. and Terrapin Technologies, Inc. pursuant to which Cubist screens such party's compound libraries against Cubist's proprietary targets. If a lead is identified as a result of such screening activities, Cubist has a right of first negotiation with the owner of such lead to enter into a drug development and commercialization collaboration.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company seeks to protect its cloned targets, assays, organic synthetic processes, lead compounds, screening technology and certain other technology by, among other things, filing, or causing to be filed on its behalf, patent applications. Cubist has 11 pending U.S. patent applications and one pending international patent application. To date, the Company has received a notice of allowance for four of these U.S. applications covering isolated recombinant nucleic acids encoding tRNA synthetases and processes of making such synthetases. In addition, Cubist has licensed three U.S. patents. There can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future.

    The commercial success of the Company will depend in part on not infringing patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain a license to any third-party technology it may require to conduct its business or that if obtainable, such technology can be licensed at reasonable cost. Failure by the Company to obtain a license to technology that it may require to utilize its technologies or commercialize its products may have a material adverse effect on the Company's business, operating results and financial condition. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to and diversion of resources by the Company and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect on the Company's business, operating results and financial condition.

    Much of the know-how of importance to the Company's technology and many of its processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. To protect its rights to and to maintain the confidentiality of trade secrets and proprietary information, the Company requires employees, Scientific Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, advisors, consultants and collaborators. There can be no assurance, however, that these agreements will not be breached or that the Company's trade secrets or proprietary information will not otherwise become known or developed independently by others.

GOVERNMENT REGULATION

    OVERVIEW

    The development, manufacture and marketing of drugs (including antibiotics) developed by the Company or its collaborative partners are subject to regulation by numerous governmental agencies in the United States, principally the Food and Drug Administration ("FDA"), by state and local governments, and in some instances by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the pre-clinical and clinical trials, safety, effectiveness, manufacture, labeling, storage, distribution, and promotion of drugs. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and is uncertain.

    U.S. Regulatory Process

    Before testing in the United States of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for preclinical data must be satisfied. Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an investigational new drug application ("IND") and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial (Phase I) studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

    Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

    Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety (adverse effects), dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

    Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

    Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. The Phase III clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen. All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

    All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in a new drug application ("NDA") to the FDA and the corresponding agencies in other countries for review and approval. In addition to reports of the trials conducted under the IND application, the NDA includes information pertaining to the preparation of the new drug or antibiotic, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the FDC Act requires the FDA to review NDAs within 180 days of their filing, in practice longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any proposed product of the Company likely would be subject to demanding and time-consuming NDA approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and recordkeeping, labeling, advertising and marketing procedures.

    The FDA has developed two "fast track" policies for certain new drugs, one policy for expedited development and review, and one policy for accelerated approval. The expedited review policy applies to new drug therapies, including antibiotics, that are intended to treat persons with life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists. The FDA has defined "severely-debilitating" to mean diseases or conditions that cause major irreversible morbidity. During the developmental stage of drugs that qualify, the FDA expedites consultation and review of these experimental therapies.

     The FDA's accelerated approval policy applies to certain new drug or antibiotic products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide "meaningful therapeutic benefit to patients over existing treatments." This accelerated approval, or fast track approach, is generally limited to new drugs or antibiotics that treat patients that are unresponsive to, or intolerant of, available therapy, or when there is improved patient response over currently available therapy. The accelerated approval policy is further limited to drugs for which the predictive value of the surrogate endpoint, in terms of clinical outcome, has not been established. At the time of approval, the FDA may grant approval on a surrogate endpoint or an effect on a clinical endpoint other than survival or irreversible morbidity. The FDA may impose certain restrictions on distribution, limiting its use to certain facilities or specialty-trained physicians or making its use contingent on the performance of certain specified medical procedures. Postmarketing studies (Phase IV trials) are usually required to further affirm safety and/or efficacy. However, if an acceptable clinical endpoint has been established, the drug must be evaluated for approval under the traditional (non-fast track) approach.

    The Company is also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although the Company believes that its safety procedures for handling and disposing of radioactive compounds and other hazardous materials used in its research and development activities comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any such accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

COMPETITION

    The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of ocmpeting companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, to market commercial products. There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete and noncompetitive.

    In addition, some of the Company's competitors have greater experience than the Company in conducting pre-clinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

EMPLOYEES

    As of March 14, 1997, the Company had 57 full-time employees, 47 of whom were engaged in research and development and 10 of whom were engaged in management, administration and finance. Doctorates are held by 22 of the Company's employees. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced an employment-related work stoppage and considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


NAME                                        AGE    POSITION
------------------------                    ----   -----------------------------------------------------

Scott M. Rocklage, Ph.D. ..................   42    President, Chief Executive Officer and Director
Francis P. Tally, M.D. ....................   56    Vice President, Drug Development and Medical Affairs
Arthur F. Kluge, Ph.D. ....................   52    Vice President of Chemistry
Thomas A. Shea.............................   37    Director of Finance & Administration, Treasurer

    Dr. Rocklage has served as President and Chief Executive Officer and as a member of the Board of Directors of the Company since July 1994. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Salutar, Inc., a diagnostic imaging company and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drug Omniscan. Dr. Rocklage received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

    Dr. Tally has served as Vice President of Drug Development since January 1997. From March 1995 to January 1997, he served the Company as Vice President of Research and Development. From 1986 to 1995, Dr. Tally served as Executive Director of Infectious Disease, Molecular Biology and Natural Products Research at the Lederle Laboratories of American Cyanamid/American Home Products, where he was responsible for worldwide clinical studies for piperacillin/tazobactam which was registered for sales in Europe in 1992, approved by the FDA in 1993 and marketed as Zosyn. From 1975 to 1986, he served as Senior Physician in Infectious Disease at the New England Medical Center and Associate Professor of Medicine at Tufts Medical Center. Dr. Tally received his A.B. in Biology from Providence College and his M.D. from George Washington University School of Medicine.

    Dr. Kluge has served as Vice President of Chemistry since October 1995. From 1973 to 1995, Dr. Kluge served in various positions at Syntex Corporation (which later became Roche

Bioscience following the acquisition of Syntex by Hoffmann-La Roche Inc.), including Vice President and Director, Institute of Organic Chemistry, where he invented two currently marketed pharmaceutical products: laidlomycin propionate and ketorolac. Dr. Kluge received his B.A. in Chemistry from Park College, his M.S. and Ph.D. in Chemistry from the University of Massachusetts and his M.B.A. from the University of Santa Clara.

    Mr. Shea has served as Treasurer and Chief Accounting Officer since June 1996 and has served as Director of Finance and Administration since September 1993. From 1987 to 1993, he served as Manager of Accounting/MIS and Budget and Financial Analyst at ImmuLogic Pharmaceutical Corporation, a biotechnology company. Mr. Shea received his B.S. in Accounting/Law from Babson College.

RISK FACTORS

    Stockholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors, in addition to the other information appearing in this Annual Report on Form 10-K.

    Early Stage of Product Development; No Assurance of Successful Commercialization. Since inception, the Company has generated no revenue from product sales. The Company's research and development programs are at an early stage, and the Company does not expect that any drugs resulting from its research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be commercially available for a significant number of years, if at all. The Company is currently in the process of optimizing lead candidates to select drug candidates for pre-clinical development; however, to date, the Company has not, independently or with its collaborative partners, completed the optimization of any lead candidates or selected any drug candidates. Any future drug candidates developed by the Company will require signification additional research and development efforts, including extensive pre-clinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. None of the Company's potential drug candidates have advanced to any phase of pre-clinical or clinical trials. There can be no assurance that the Company's approach to drug discovery, acting independently or with the efforts of any collaborative partner of the Company, will be effective or will result in the development of any drug. The Company's potential drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that any or all of the Company's drug candidates will be found to be unsafe, ineffective or toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that these drug candidates, if safe and effective, will be difficult to develop into commercially viable drugs or to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such drugs; or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable drugs would have a material adverse effect on the Company's business, operating results and financial condition.

    UNCERTAINTY DUE TO UNPROVEN TECHNOLOGY. While the Company has demonstrated that certain compounds have the ability to inhibit the activity of certain aminoacyl-tRNA synthetases, the Company has not proven that this activity can be utilized clinically as a therapeutic. There can be no assurance that the Company's drug discovery approach will lead to the discovery or development of any drugs or drug candidates or that there will be any clinical benefits associated with any drugs or drug candidates discovered and developed by the Company.

    Dependence on Collaborative Partners and Others. A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. To date, the Company has entered into collaborative agreements with Bristol-Myers Squibb, Merck and Pfizer (collectively, the "Collaborative Agreements"). The Company's receipt of revenues (whether in the form of continued research funding, technology licensing fees, drug development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the decisions made by and the manufacturing and marketing resources of its collaborative partners. The Company's collaborative partners are not obligated to develop or commercialize any drug candidates resulting from the Collaborative Agreements. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company is not within the Company's control. Moreover, certain drug candidates discovered by the Company may be viewed by the Company's collaborative partners as competitive with such partners' drugs or drug candidates. Accordingly, there can be no assurance that the Company's collaborative partners will elect to proceed with the development of drug candidates which the Company believes to be promising or that they will not pursue their existing or alternative technologies in preference to such drug candidates. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently or with third parties drugs that could compete with drugs of the types contemplated by the Collaborative Agreements, or that disagreements over rights or technology or other proprietary interests will not occur.

    If any of the Company's collaborative partners breaches or terminates its agreement with the Company, or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of any drug candidate or research program under these Collaborative Agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. Any such event could materially adversely affect the Company's financial condition, intellectual property position and operations.

    Additional Financing Requirements; Uncertainty of Available Funding. The Company will require substantial additional funds for its drug discovery and development programs, for operating expenses, for pursuing regulatory clearances, for the development of manufacturing, marketing and sales capabilities and for prosecuting and defending its intellectual property rights before it can expect to realize significant revenues from commercial sales. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has incurred a cumulative operating loss of approximately $15.7 million through December 31, 1996. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical and clinical trials and development of manufacturing, marketing and sales capabilities.

    UNCERTAINTY OF PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its drug candidates and processes, preserve its trade secrets and operate without infringing the proprietary rights of third parties. There can be no assurance that any additional patents will issue from any of the patent applications owned by, or licensed to, the Company. Further, there can be no assurance that any rights the Company may have under issued patents will provide the Company with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. There can be no assurance that any existing or future patents issued to, or licensed by, the Company will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition patents may have been granted, or may be granted, covering products or processes that are necessary or useful to the development of the Company's drug candidates. If the Company's drug candidates or processes are found to infringe upon the patents, or otherwise impermissibly utilize the intellectual property, of others, the Company's development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, the Company may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, or at all. There has been significant litigation in the industry regarding patents and other proprietary rights. If the Company becomes involved in litigation regarding its intellectual property rights or the intellectual property rights of others, the potential costs of such litigation and the potential damages that the Company could be required to pay could be substantial.

    In addition to patent protection, the Company relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these confidentiality agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

    IMPACT OF EXTENSIVE GOVERNMENT REGULATION. The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures to establish their safety and efficacy. All of the Company's drug candidates will require governmental approvals for commercialization, none of which have been obtained. Pre-clinical and clinical trials and manufacturing of the Company's drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based on the type, complexity and novelty of the product. There can be no assurance as to when Cubist, independently or with its collaborative partners, might first submit an IND for FDA or other regulatory review.

    The effect of government regulation may be to delay marketing of the Company's potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon the Company's activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect the Company's marketing as well as the Company's ability to generate significant revenues from commercial sales. There can be no assurance that FDA or other regulatory approvals for any drug candidates developed by the Company will be granted on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if initial regulatory approvals for the Company's drug candidates are obtained, the Company, its drugs and its manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously problems with a drug, manufacturer or facility may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. The regulatory standards are applied stringently by the FDA and other regulatory authorities and failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecutions.

    As with many biotechnology and pharmaceutical companies, the Company is subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could materially adversely affect the Company's business, operating results and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's headquarters and research and development facilities are located in a 24,000 square foot facility leased by the Company in Cambridge, Massachusetts at 24 Emily Street. The Company believes that this space will be adequate for its research and drug development activities for at least the next two years.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Since October 25, 1996, the effective date of the Company's initial public offering, the Company's common stock has traded on the Nasdaq National Market under the symbol "CBST". Prior to such date, no established public trading market existed for the Company's common stock. The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's common stock as reported by the Nasdaq National Market.

                                                                                 HIGH        LOW
                                                                               ---------  ---------
Fourth Quarter (commencing on October 25, 1996)..............................  $    7.00  $    5.50

HOLDERS

    As of March 14, 1997, the Company had approximately 114 stockholders of record. This does not reflect persons or entitles who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

    THE COMPANY HAS NOT PAID DIVIDENDS ON ITS COMMON STOCK.

    The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Described below is information regarding all securities of the Company sold by the Company during the fiscal year ended December 31, 1996, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The share and per share amounts set forth below have been adjusted to reflect the Company's one for seven reverse stock split of its common stock effected on October 17, 1996.

    In February 1996, the Company issued a warrant to Comdisco, Inc. for up to 33,333 shares of Series C Convertible Preferred Stock at an exercise price of $0.90 per share. The issuance of such warrant was made in reliance upon
Section 4(2) of the Securities Act. Upon the closing of the Company's initial public offering of its common stock, the warrant became exercisable for up to 4,761 shares of Common Stock at an exercise price of $6.30.

    In June 1996, the Company issued and sold 2,816,902 shares of Series D Convertible Preferred Stock to Bristol-Myers Squibb Company at a purchase price of $1.42 per share. The issuance and sale of such shares was made in reliance upon Section 4(2) of the Securities Act. Upon the closing of the Company's initial public offering of its common stock, such shares of Series D Convertible Preferred Stock converted into 402,414 shares of Common Stock. The effective purchase price paid by Bristol-Myers Squibb Company for such 402,414 shares of Common Stock was $9.94 per share. In addition, the Company issued 264,262 shares of Common Stock to Bristol-Myers Squibb Company promptly after the closing of the Company's initial public offering pursuant to certain antidilution rights of Bristol-Myers Squibb.

    In December 1996, the Company granted stock options to certain employees and officers of the Company exercisable for approximately 28,959 shares of Common Stock. The grants were made under the Company's Amended and Restated 1993 Stock Option Plan. The exercise prices of the stock options ranged from $1.96 per share to $6.00 per share. These grants were made in reliance upon Rule 701 under the Securities Act.

ITEM. 6. SELECTED FINANCIAL DATA

                                                                                                             PERIOD FROM
                                                                                                              INCEPTION
                                                                      YEARS ENDED DECEMBER 31,               (MAY 1, 1992)
                                                             ------------------------------------------    TO DECEMBER 31,
                                                               1996       1995       1994       1993            1992
                                                             ---------  ---------  ---------  ---------  -------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Total revenues.............................................  $   4,985  $   1,271  $      --  $      --       $      --
Research and development expenses..........................      6,871      4,965      3,309      1,169              32
General and administrative expenses........................      1,989      1,708      1,449        547               6
Net loss...................................................     (3,799)    (5,396)    (4,813)    (1,688)            (35)
Net loss per share.........................................  $   (1.39) $   (3.99  $   (4.82) $   (1.99)
Weighted average number of common shares outstanding.......      2,737      1,352        999        848

                                                                                     YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------------
                                                                              1996       1995       1994       1993
                                                                            ---------  ---------  ---------  ---------
                                                                                          (IN THOUSANDS)
Balance Sheet Data:
Cash and cash equivalents and short and long-term investments.............  $  19,329  $   3,056  $   1,221  $   4,457
Total assets..............................................................     23,452      7,048      4,250      7,241
Long-term obligations.....................................................      1,053      1,257      2,032      1,164
Stockholder's equity......................................................     20,299      4,895        823      5,488

ITEM. 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

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

    A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. To date, the Company has entered into collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb, Merck and Pfizer. Through December 31, 1996, the Company's collaborative partners have provided the Company with $5.6 million of funding in the form of research support payments, a technology licensing fees and a milestone payment and with a $4.0 equity investment. Under the collaborative agreements, the Company is entitled to receive additional research support payments, additional technology licensing fees and, if certain drug development milestones are achieved, milestone payments. In addition, the Company will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations.

RESULTS OF OPERATIONS

Years ended December 31, 1996 and 1995

    REVENUES. Total revenues in the year ended December 31, 1996 were $4,985,000 compared to $1,271,000 in the year ended December 31, 1995, an increase of $3,714,000 or 292.2%. The revenue recognized in the year ended December 31, 1996 primarily consisted of $1,500,000 in technology licensing fees from the Merck collaboration; $2,116,000 in research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations; $1,000,000 in milestone payments from the Bristol-Myers Squibb collaboration; and $369,000 in SBIR grants. In the year ended December 31, 1995, revenues consisted of $500,000 in technology licensing fees and $488,000 in research support funding from the Pfizer collaboration and $283,000 from SBIR Phase I grant funding.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the year ended December 31, 1996 were $6,871,000 compared to $4,965,000 in the year ended December 31, 1995, an increase of $1,906,000 or 38.4%. The increase was largely due to increased costs related to additional personnel, purchases of compounds to expand the Company's compound collection and purchases of laboratory research supplies that are utilized by such additional personnel.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 1996 were $1,989,000 compared to $1,709,000 in the year ended December 31, 1995, an increase of $280,000 or 16.4%. The increase was primarily due to costs relating to additional personnel and recruiting, relocation, and legal expenses.

    INTEREST INCOME AND EXPENSE. Interest income in the year ended December 31, 1996 was $306,000 compared to $239,000 in the year ended December 31, 1995, a increase of $67,000 or 28%. The increase in interest income was due to an increase in the average cash, cash equivalent and investment balance during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Interest expense was $229,000 in the year ended December 31, 1996 as compared to $233,000 during the year ended December 31, 1995.

    NET LOSS. The net loss during the year ended December 31, 1996 was $3,799,000 compared to $5,396,000 during the year ended December 31, 1995, a decrease of $1,597,000 or 29.6%. The decrease was primarily due to the increased revenues associated with the Bristol-Myers Squibb, Merck and Pfizer collaborations, which were offset only in part by additional expenses incurred to support the advancement of the Company's internal research programs.

Years ended December 31, 1995 and 1994

    REVENUES. Total revenues in 1995 were $1,271,000. No revenues were received in 1994. The Company recognized $283,000 relating to three SBIR Phase I grants awarded during 1995. In addition, sponsored research revenues were recognized upon the signing of the Pfizer Agreement in December 1995. Revenues included $500,000 in license fees and $488,000 in research funding.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $4,965,000 in 1995 compared to $3,309,000 in 1994, an increase of $1,656,000 or 50.0%. The increase was largely due to increased costs related to additional personnel, increased facility-related expenses reflecting the construction of 6,500 square feet of additional laboratory space and increased license and collaboration expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,709,000 in 1995 compared to $1,449,000 in 1994, an increase of $260,000 or 17.9%. The increase is primarily due to increased compensation expenses reflecting a full year of executive compensation and increased patent application expenses offset by decreased relocation expenses.

    INTEREST INCOME AND EXPENSE. Interest income was $239,000 in 1995 compared to $113,000 in 1994, an increase of $126,000 or 110.9% This increase was due to an increase in the average cash balance from two equity financings during 1995 raising approximately $9,000,000. Interest expense was $233,000 in 1995 compared to $168,000 in 1994, an increase of $65,000 or 38.7%. This increase was due to additional capital lease obligations entered into during 1995.

    NET LOSS. The net loss was $5,396,000 during 1995 and $4,813,000 during 1994, an increase of $583,000 or 12.1%. The increase was primarily due to additional expenses incurred to support the advancement of the Company's internal research programs. Offsetting these additional expenses were revenues associated with the Pfizer Agreement and SBIR Phase I grants.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at December 31, 1996 was $19,329,000 compared to $3,056,000 at December 31, 1995. For the year ended December 31, 1996, the Company raised $15,200,000 in an initial public offering, $4,000,000 in private equity financings, and received $2,116,000 in sponsored research payments, $1,500,000 in technology license fees, $1,000,000 in milestone payments and $369,000 in SBIR grants.

    Net cash used in operations in the year ended December 31, 1996 was $1,772,000 compared to $6,514,000 in the year ended December 31, 1995. The cash used in operations was primarily to fund research and development and for general and administrative expenses.

    In October 1996, the Company sold 2,500,000 shares of its common stock at $6.00 per share in connection with the Company's initial public offering of common stock (the "IPO"). In addition, in November 1996, the underwriters of the shares offered by the Company in the IPO exercised their over-allotment option and the Company sold an additional 375,000 shares of its common stock at a price of $6.00 per share. The total number of shares of common stock sold by the Company in connection with the IPO was 2,875,000 shares and the total net proceeds received by the Company in connection with the sale of all of such shares were $15,200,000.

    The Company has entered into collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb, Merck and Pfizer. Under the collaborative agreements, the Company is entitled to receive research support payments, technology licensing fees and, if certain drug development milestones are achieved, milestone payments. In addition, the Company will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations. Through December 31, 1996, the Company's collaborative partners have provided the Company with $2.6 million of research support payments, $2.0 million in technology licensing fees, $1.0 million in milestones and $4.0 million in an equity investment. There can be no assurance that the Company will receive any additional funding from any of the Company's collaborative partners.

    From inception through December 31, 1996, the Company had invested an aggregate of $4,899,000 (of which $1,064,000 was invested during the fiscal year ended December 31, 1996) in property and equipment, primarily in facility renovations and laboratory equipment under capital leases. The obligations under capital leases at December 31, 1996 were $1,321,000. Minimum annual principal payments due under capital leases total $703,000 in 1997. Principal payments decline each year thereafter until expiration in 2000. The Company made principal payments under its capital lease obligations of $469,000 in the year ended on December 31, 1996.

    The Company believes that its existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Bristol-Myers Squibb, Merck and Pfizer collaborative agreements, will be sufficient to fund its operating expenses and capital requirements as currently planned through mid-1998. However, the Company's actual cash requirements may vary materially from those now planned and will depend on numerous factors. There can be no assurance that the Company's existing capital resources, interest income and revenues from the Collaborative Agreements will be sufficient to fund the Company's operating expenses and capital requirements during such period.

    The Company will need to raise substantial additional capital to fund its operations after mid-1998. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. See "Risk Factors--Additional Financing Requirements; Uncertainty of Available Funding."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CUBIST PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                  -------
Report of Independent Accountants................................................................................    30
Balance Sheets as of December 31, 1996 and 1995..................................................................    31
Statements of Operations for the years ended December 31, 1996, 1995 and 1994....................................    32
Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994....................................    33
Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994...............    34
Notes to Financial Statements....................................................................................    37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

    We have audited the accompanying balance sheets of Cubist Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Boston, Massachusetts                                   Coopers & Lybrand L.L.P.
February 12, 1997

                          CUBIST PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         ------------------------------
                                                                             1996             1995
                                                                         --------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents............................................  $  19,329,353     $  2,049,555
  Short-term investments...............................................             --        1,006,569
  Accounts receivable..................................................        505,267          988,000
  Prepaid expenses and other current assets............................        286,642           66,996
                                                                         --------------   -------------
  Total current assets.................................................     20,121,262        4,111,120
Property and equipment.................................................      4,898,538        3,834,953
  Less: Accumulated depreciation and amortization......................     (1,741,152)      (1,056,802)
                                                                         --------------   -------------
  Property and equipment, net..........................................      3,157,386        2,778,151
Other assets...........................................................        173,799          158,571
                                                                         --------------   -------------
    Total assets.......................................................  $  23,452,447     $  7,047,842
                                                                         --------------   -------------
                                                                         --------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................................  $     741,409     $    124,856
  Accrued expenses.....................................................        484,732          189,663
  Deferred revenue.....................................................        126,900               --
  Current portion of long-term debt....................................        188,062          168,565
  Current portion of capital lease obligations.........................        559,767          413,223
                                                                         --------------   -------------
    Total current liabilities..........................................      2,100,870          896,307
Long-term debt, net of current portion.................................        291,683          479,745
Long-term capital lease obligation, net of current portion.............        761,284          777,017
                                                                         --------------   -------------
     Total liabilities.................................................  $   3,153,837     $  2,153,069
                                                                         --------------   -------------
Commitments (Note I)

Stockholders' Equity:
Preferred Stock non-cumulative; convertible, $.001
  par value; authorized 5,000,000 shares, 1996, and
  43,000,000 shares, 1995; issued 1996 no shares;
  issued 1995 34,751,183 shares........................................             --           34,751

Common Stock, $.001 par value; authorized
  25,000,000 shares, 1996, and 52,000,000 shares, 1995;
  issued 1996 9,544,373 shares; issued 1995 1,016,662 shares..........           9,544           1,017
Additional paid-in capital.............................................      36,019,608      16,790,878
Accumulated deficit....................................................     (15,730,542)    (11,931,873)
                                                                         --------------   -------------
    Total stockholders' equity.........................................      20,298,610       4,894,773
                                                                         --------------   -------------
    Total liabilities and stockholders' equity.........................  $   23,452,447    $  7,047,842
                                                                         --------------   -------------
                                                                         --------------   -------------


    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      1996              1995            1994
                                                 -------------     -------------    -------------


Sponsored research revenues..................    $   4,985,052     $   1,271,333    $          --
Operating expenses:
  Research and development...................        6,871,149         4,964,876        3,309,161
  General and administrative.................        1,989,284         1,708,513        1,448,928
                                                 -------------     -------------    -------------
    Total operating expenses.................        8,860,433         6,673,389        4,758,089
Interest income..............................          306,017           239,030          113,338
Interest expense.............................         (229,305)         (232,980)        (168,284)
                                                 -------------     -------------    -------------
  Net loss...................................    $  (3,798,669)    $  (5,396,006)   $  (4,813,035)
                                                 -------------     -------------    -------------
                                                 -------------     -------------    -------------

Net loss per common share....................    $       (1.39)    $       (3.99)   $       (4.82)
                                                 -------------     -------------    -------------
Weighted average number of common shares.....        2,737,121         1,352,499          998,766
                                                 -------------     -------------    -------------
                                                 -------------     -------------    -------------

    The accompanying notes are an integral part of the financial statements.

                         CUBIST PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                   1996            1995           1994
                                                              -------------  --------------  -------------
Cash flows from operating activities:
  Net loss..............................................       $(3,798,669)   $(5,396,006)    $(4,813,035)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.......................           740,408        570,556        355,977
    Changes in assets and liabilities:
       Accounts receivable..............................           482,733       (988,000)            --
       Prepaid expenses and other current assets........          (219,646)        15,713        (12,688)
       Other assets.....................................           (15,228)        (8,390)        (5,001)
       Accounts payable and accrued expenses............           911,622       (708,104)       716,018
       Deferred revenue.................................           126,900             --             --
                                                              ------------   ------------   ------------
          Total adjustments.............................         2,026,789     (1,118,225)     1,054,306
                                                              ------------   ------------   ------------
Net cash used in operating activities...................        (1,771,880)    (6,514,231)    (3,758,729)

Cash flows from investing activities:
  Purchase of equipment.................................          (640,329)            --       (150,726)
  Leasehold improvements................................          (423,256)       (99,325)      (688,329)
  Purchase of short-term investments....................                --     (3,942,610)            --
  Redemption of short-term investments..................         1,006,569      2,936,041      2,612,158
  Redemption of long-term investments...................                --             --        511,934
                                                              ------------   ------------   ------------
Net cash provided by/(used in) investing activities.....           (57,016)    (1,105,894)     2,285,037

Cash flows from financing activities:
  Issuance of stock.....................................        19,146,448       8,467,928        148,314
  Proceeds from venture capital bridge loan.............                --              --      1,000,000
  Proceeds from long-term debt..........................                --         345,500             --
  Repayments of long-term debt..........................          (168,565)       (141,130)       (86,080)
  Proceeds from capital lease financing.................           599,593          94,671             --
  Principal payments of capital lease obligations.......          (468,782)       (318,272)      (212,428)
                                                              ------------    ------------   ------------
Net cash provided by financing activities...............        19,108,694       8,448,697        849,806

Net increase (decrease) in cash and cash equivalents....        17,279,798         828,572       (623,886)
Cash and cash equivalents at beginning of year..........         2,049,555       1,220,983      1,844,869
                                                              ------------    ------------   ------------
Cash and cash equivalents at end of year................      $ 19,329,353     $ 2,049,555    $ 1,220,983
                                                              ------------    ------------   ------------
                                                              ------------    ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest................      $    229,305     $   232,980    $   168,284

    The accompanying notes are an integral part of the financial statements.

                             CUBIST PHARMACEUTICALS, INC.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                For the Years Ended December 31, 1996, 1995 and 1994


                                     # OF          # OF          # OF         # OF
                                    SHARES        SHARES        SHARES       SHARES      # OF SHARES        $           $
                                  PREFERRED A   PREFERRED B   PREFERRED C  PREFERRED D      COMMON     PREFERRED     COMMON
                                 -------------  -----------  ------------  ------------  -----------  ----------  ----------
12/31/93 Balance..............    5,000,000    14,270,000        --            --         546,862      $19,270        $547

Series B Preferred Stock par
  $.001 at $.50 share.........                     463,370                                                  463
Common Stock par $.007
  at $.07 and $.35 share......                                                              60,714                       61
Exercise of Common Stock
  Options.....................                                                             302,451                      302
Notes Receivable Preferred
  Series B....................
Notes Receivable Common
  Stock.......................
Issuance of Stock Options.....
Amortization of Deferred
 Compensation.................
Net Loss......................
                                   ---------    ----------                                 -------      -------        ----
12/31/94 Balance                   5,000,000    14,733,370       --            --          910,027      $19,733        $910
                                   ---------    ----------                                 -------      -------        ----
                                   ---------    ----------                                 -------      -------        ----


                                                         $
                                               ADDITIONAL PAID-IN CAPITAL
                                       -------------------------------------------          $               $
                                       ISSUANCE OF         NOTES        DEFERRED       ACCUMULATED     STOCKHOLDERS'
                                         SHARES         RECEIVABLE    COMPENSATION       DEFICIT          EQUITY
                                       -----------     -------------  -------------  ----------------  ------------


12/31/93 Balance                       $7,625,587       $(435,000)         --          $(1,722,832)      $5,487,572

Series B Preferred Stock par
  $.001 at $.50 share.........            231,221                                                           231,684

Common Stock par $.007
  at $.07 and $.35 share......             21,189                                                            21,250

Exercise of Common Stock
  Options.....................             86,485                                                            86,787
Notes Receivable Preferred
  Series B....................                           (131,685)                                         (131,685)
Notes Receivable Common
  Stock.......................                            (65,842)                                          (65,842)
Issuance of Stock Options                  17,150                      $(17,150)
Amortization of Deferred
 Compensation.................                                            6,120                               6,120
Net Loss......................                                                          (4,813,035)      (4,813,035)
                                       ----------       ---------      --------         ----------       ----------
12/31/94 Balance                       $7,981,632       $(632,527)     $(11,030)        $(6,535,867)     $  822,851
                                       ----------       ----------     ---------        ------------     ----------
                                       ----------       ----------     ---------        ------------     ----------

  The accompanying notes are an integral part of the financial statements.

                             CUBIST PHARMACEUTICALS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

                    For the Years Ended December 31, 1996, 1995 and 1994

                                     # OF          # OF          # OF         # OF
                                    SHARES        SHARES        SHARES       SHARES     # OF SHARES     $           $
                                  PREFERRED A   PREFERRED B   PREFERRED C  PREFERRED D     COMMON    PREFERRED    COMMON
                                 -------------  -----------  ------------  ------------ -----------  ----------  ----------
Series C Preferred Stock
  par $.001 at $.60 share.....                                 15,017,813                             $15,018
Series C Preferred Stock
  Offering Expenses...........
Common Stock par $.007
  at $35 and $.42 share.......                                                             114,082                    114
Exercise of Common Stock
  Options.....................                                                                 785                      1
Repurchase of Common
  Stock.......................                                                              (8,232)                    (8)
Repayment of Notes
  Receivable Preferred
  Series B....................
Notes Receivable Common
  Stock.......................
Forgiveness of Promissory
  Notes.......................
Issuance of Stock
  Options.....................
Amortization of Deferred
 Compensation.................
Net Loss......................
                                   ---------    ----------     ----------                ----------     -------    ------
12/31/95 Balance                   5,000,000    14,733,370     15,017,813     --         $1,016,662     $34,751
                                   ---------    ----------     ----------                ----------     -------    ------
                                   ---------    ----------     ----------                ----------     -------    ------

                                                         $
                                               ADDITIONAL PAID-IN CAPITAL
                                       -------------------------------------------          $                $
                                       ISSUANCE OF         NOTES        DEFERRED       ACCUMULATED     STOCKHOLDERS'
                                         SHARES         RECEIVABLE    COMPENSATION       DEFICIT          EQUITY
                                       -----------     -------------  -------------  ----------------  ------------
Series C Preferred Stock par
  $.001 at $.60 share.........           8,995,670                                                       9,010,688
Series C Preferred Stock
  Offering Expenses...........             (45,787)                                                        (45,787)
Common Stock par $.007
  at $35 and $.42 share.......              47,274                                                          47,388
Exercise of Common Stock
  Options.....................                 274                                                             275
Repurchase of Common
  Stock.......................              (2,873)                                                         (2,881)
Repayment of Notes
  Receivable Preferred.......
  Series B...................                             435,000                                          435,000
Notes Receivable Common
  Stock.......................                             (4,989)                                          (4,989)
Forgiveness of Promissory
  Notes.......................                             23,615                                           23,615
Issuance of Stock
  Options.....................              28,020                     (28,020)
Amortization of Deferred
  Compensation................                                           4,619                               4,619
Net Loss                                                                                (5,396,006)     (5,396,006)
                                       -----------      ----------    --------        ------------      ----------
12/31/95 Balance                       $17,004,210      $(178,901)    $(34,431)       $(11,931,873)     $4,894,773
                                       -----------      ----------    --------        ------------      ----------
                                       -----------      ----------    --------        ------------      ----------

    The accompanying notes are an integral part of the financial statements.

                             CUBIST PHARMACEUTICALS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

                    For the Years Ended December 31, 1996, 1995 and 1994

                                     # OF          # OF          # OF         # OF
                                    SHARES        SHARES        SHARES       SHARES     # OF SHARES     $           $
                                  PREFERRED A   PREFERRED B   PREFERRED C  PREFERRED D     COMMON    PREFERRED    COMMON
                                 -------------  -----------  ------------  ------------ -----------  ----------  ----------

Series D Preferred Stock par
  $.001 at 1.42 share.........                                               2,816,902                  2,817
Conversion of Preferred Stock
  to Common Stock par $.001...    (5,000,000)   (14,733,370)  (15,017,813)  (2,816,902)  5,366,849    (37,568)      5,367
Exercise of Stock Options.....                                                              58,244                     58
Repurchase of Common
  Stock.......................                                                             (36,634)                   (37)
Initial Public Offering, net
  of expenses.................                                                           3,139,252                 3,139
Forgiveness of Promissory
  Notes.......................
Issuance of Common Stock
  Options and Warrants........
Amortization of Deferred
 Compensation.................
Net Loss......................
                                  ----------     ---------     ---------   ---------     ---------     --------     ------
12/31/96 Balance                      --            --            --           --        9,544,373        --         9,544
                                                                                          --------      -------     ------
                                                                                          --------      -------     ------



                                                          $
                                               ADDITIONAL PAID-IN CAPITAL                   $              $
                                       -------------------------------------------
                                       ISSUANCE OF         NOTES        DEFERRED       ACCUMULATED     STOCKHOLDERS'
                                         SHARES         RECEIVABLE    COMPENSATION       DEFICIT          EQUITY
                                       -----------     -------------  -------------  ----------------  ------------

Series D Preferred Stock par
  $.001 at 1.42 share.........           3,941,727                                                        3,944,544
Conversion of Preferred Stock
  to Common Stock par $.001...              32,201                                                                0
Exercise of Stock Options.....              35,232                                                           35,290
Repurchase of Common
  Stock.......................             (12,273)                                                         (12,310)
Initial Public Offering, net
  of expenses.................          15,151,343                                                       15,151,482
Forgiveness of Promissory
  Notes.......................                             24,442                                            24,442
Issuance of Common Stock
  Options and Warrants........             101,378                       (101,378)                                0
Amortization of Deferred
  Compensation................                                             56,058                            56,058
Net Loss......................                                                           (3,798,669)     (3,798,669)
                                       -----------      ---------        --------       ------------    -----------
12/31/96 Balance..............         $36,253,818      $(154,459)       $(79,751)      $(15,730,542)   $20,298,610
                                       -----------      ---------        --------       ------------    -----------
                                       -----------      ----------       --------       ------------    -----------


  The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

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

B. INITIAL PUBLIC OFFERING

    On October 25, 1996, Cubist Pharmaceuticals, Inc. completed its initial public offering raising $13,062,000, net of expenses. On that date, the holders of the Company's outstanding Preferred Stock converted all of their shares of Preferred Stock into Common Stock.

    On November 5, 1996, the Company's underwriters exercised their option to purchase additional shares raising an additional $2,092,000, net of expenses.

    On October 17, 1996, the Company effected a 1-for-7 reverse stock split of the Common Stock. Accordingly, all share and per share amounts have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period presented.

C. ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying financial statements are stated on an accrual basis. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the current year presentation.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    Risks and Uncertainties

    The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

    Cash Equivalents

    Cash equivalents consist of short-term interest-bearing instruments (U.S. Government treasuries and money market accounts) with original maturities of three months or less. These investments are carried at cost which approximates market value.

    Short-term Investments

    Short-term investments, with an original maturity of more than three months and less than one year when purchased, consisted entirely of U.S. Government agency securities at December 31, 1995. Short-term investments, all of which are held to maturity, are stated at amortized cost, which approximates market value.

    Property and Equipment

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three years for computer equipment and five years for laboratory equipment, furniture and fixtures. Leasehold improvements are stated at cost and are amortized over the lesser of the life of the lease or their estimated useful lives. The leasehold improvements are also utilized as collateral up to a value of $479,745, which relates to the balance of long-term debt. Maintenance and repairs are charged to expense as incurred, while major betterment's are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

    Research and Development


    All research and development costs are expensed as incurred.

    Income Taxes

    Research and experimentation and other tax credits, when utilized, will be recorded using the flow-through method of accounting as a reduction of the current provision for federal and state income taxes.

    Earnings Per Share

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

D. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consisted of:

                                                      1996          1995
                                                  ------------  ------------
Leasehold improvements...........................  $  2,489,736  $  2,066,480
Laboratory equipment.............................     1,799,587     1,319,606
Furniture and fixtures...........................       251,427       226,891
Computer equipment...............................       357,788       221,976
                                                   ------------  ------------
                                                      4,898,538     3,834,953
Less accumulated depreciation and amortization...    (1,741,152)   (1,056,802)
                                                   ------------  ------------
Property and equipment, net......................  $  3,157,386  $  2,778,151
                                                   ------------  ------------
                                                   ------------  ------------

E. ACCRUED EXPENSES

    At December 31, accrued expenses consisted of:

                                                        1996        1995
                                                    ----------  ------------
Payroll and benefits.............................  $  125,087  $   57,723
Vacation.........................................      60,019      40,255
Construction.....................................      46,250          --
Legal, audit and patent..........................      68,275      80,185
Database.........................................      42,200          --
Annual report....................................      60,000          --
Utilities........................................      76,339      11,500
Miscellaneous....................................       6,562          --
                                                    ----------  ------------
Total accrued expenses...........................  $  484,732  $  189,663
                                                    ----------  ------------
                                                    ----------  ------------

F. COLLABORATIVE RESEARCH AGREEMENTS

    On December 15, 1995, the Company entered into a collaborative research agreement with Pfizer. Under the terms of the agreement, Pfizer paid the Company a technology licensing fee upon execution and research support payments. These payments are recognized as income earned under the terms of the agreement. In addition, Pfizer will reimburse the Company for expenses related to the screening of Pfizer compounds against the Company's targets and certain milestone payments. These payments are recognized as revenue when the related expenses are incurred. The Company included in sponsored research revenues $587,000 and $988,000 in 1996 and 1995, respectively, in accordance with the agreement. Pfizer also has an option to initiate a drug discovery program using compounds from the drug screening program. Upon initiation of a drug discovery program, Pfizer is obligated to purchase $5,000,000 of the Company's Common Stock.

    In June 1996, the Company entered into a collaborative research agreement with Bristol-Myers Squibb. Under the terms of the agreement, Bristol-Myers Squibb purchased from the Company $4,000,000 of the Company's Preferred Stock upon execution of the agreement, and has agreed to make payments to the Company upon the achievement of certain milestones. These milestone payments are recognized as income as earned under the terms of the agreement. In addition, Bristol-Myers Squibb will reimburse the Company for research and development expenses relating to the production of certain targets and also for expenses relating to the screening of Bristol-Myers Squibb compounds against the Company's targets over three years, with an option to fund a fourth year. These payments are recognized as revenue when the related expenses are incurred. During 1996, the Company included in sponsored research revenues $1,516,668 for certain research and development revenues in accordance with the agreement.

    In June 1996, the Company entered into a collaborative research agreement with Merck & Co., Inc. ("Merck"). Under the terms of the agreement, Merck paid the Company a technology licensing fee upon execution and will pay certain milestone payments. These payments are recognized as income as earned under the terms of the agreement. In addition, Merck will reimburse the Company for research and development expenses relating to the production of certain targets; for expenses relating to the screening of Merck compounds against the Company's targets; and for expenses relating to compound optimization. These payments are recognized as revenue when the related expenses are incurred. During 1996, the Company included in sponsored research revenues $1,500,000 for the technology licensing fee and $1,012,300 for certain research and development revenues in accordance with the agreement.

G. STOCKHOLDERS' EQUITY

    Common Stock

    As of December 31, 1996, 998,745 shares of Common Stock were issued to employees, scientific founders and consultants of the Company. Certain of these shares issued are subject to repurchase, at the Company's option, at the original issuance price in accordance with vesting provisions upon termination of the relationship. At December 31, 1996, 179,896 shares remain subject to repurchase.

    Warrants

    During 1996, the Company granted warrants to purchase 33,333 shares of Series C Convertible Preferred Stock at a purchase price of $0.90 per share. These warrants converted to Common Stock warrants at the Initial Public Offering and expire on October 25, 2001.

    On October 23, 1996, the Company amended the warrants issued to Drs. Rebek and Schimmel in May 1995 to extend the expiration date of such warrants from the effective date of the Company's initial public offering to May 15, 2005, and to provide that the warrants will vest in four equal annual installments commencing upon the first anniversary of their grant date. As a result of this amendment, the Company recorded deferred compensation in the amount of $62,000 to be amortized to the income statement over the remaining vesting period from October 1996 to May 1999.

    Notes Receivable from Related Parties

    The Company has accepted promissory notes from the Chief Executive Officer in consideration for the Preferred Stock and Common Stock options issued to him. The aggregate principal amount of these notes at December 31, 1996 is $154,459 and is reflected in stockholders' equity as a reduction to paid-in capital. These notes have an annual interest rate of 4% and fall due between July 21, 1997 and November 28, 1997. During 1996,

$24,442 of principal and accrued interest under the promissory notes was forgiven and it is expected that additional amounts will be forgiven in 1997.

H. STOCK OPTIONS

    The Company has a stock option plan, which is described below. In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:


                                 1996                            1995
                 ------------------------------  ------------------------------
                 NET LOSS     LOSS PER SHARE     NET LOSS     LOSS PER SHARE
                ------------  ---------------  -------------  ---------------
As Reported....  $(3,798,669)    $(1.39)        $(5,396,006)    $(3.99)
Pro forma......  $(4,053,670)    $(1.48)        $(5,408,006)    $(4.00)

    The fair value of each stock option was estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 86%, a dividend yield of 0% and a risk-free interest rate of 6.09%.

    The Company has a stock option plan under which options to purchase 1,500,000 shares of its Common Stock may be granted to employees, directors, officers or consultants. The options are granted at fair market value on the date of the grant as determined by the Board of Directors, vest ratably over a four-year period and expire ten years from the date of grant. In addition, the Company has issued to certain consultants and directors non-qualified stock options to purchase 126,993 shares of its Common Stock. During 1995 and 1994, the Company has allowed employees and consultants to exercise their full grants to take advantage of certain favorable tax benefits. The Company has reserved the right to repurchase any unearned shares at the original purchase price if the employee or consultant does not fulfill their vesting requirement.

    A summary of the status of the Company's stock option plan as of December 31, 1996, 1995, 1994, and changes during each of the years then ended, is presented below:

                                                 1996                    1995                   1994
                                         ----------------------  ------------------------  -----------  ---------
                                                      WAEP*                  WAEP*                       WAEP*
                                         NUMBER     PER SHARE    NUMBER      PER SHARE     NUMBER       PER SHARE
                                        ---------  -----------  -----------  -----------  -----------   ---------

Balance at January 1.................    159,057   $     .40      42,214   $     .24      124,571    $     .17
Granted..............................    414,103        2.52     121,442         .42      227,335          .35
Exercised............................     21,610         .61         785         .35      302,451          .30
Canceled.............................     50,790         .97       3,814         .35        7,241          .35
                                       ---------       -----   ---------         ---   -----------      ---------
Balance at December 31...............    500,760   $    1.93     159,057   $     .40       42,214    $     .24
Options exercisable at December 31...     86,560   $    1.19      25,617   $     .26       32,303    $     .24

Weighted average grant-date fair value
 of options granted during the year..         $2.52                    $.42                        $.35

------------------------

* Weighted-Average Exercise Price



    The following table summarizes information about stock options outstanding at December 31, 1996:

                                          OPTIONS OUTSTANDING
                ---------------------------------------------------------------------
   RANGE OF
   EXERCISE                          REMAINING CONTRACTUAL  WEIGHTED-AVERAGE EXERCISE
    PRICES      NUMBER OUTSTANDING           LIFE                     PRICE
--------------  -------------------  ---------------------  -------------------------

$.007--$1.96...        440,067              9.0 years               $    1.18
$5.95--$7.00...         60,693              9.7 years                    6.45
                       -------               --------                   -----
 ..............         500,760              9.1 years               $    1.82
                       -------               --------                   -----
                       -------               --------                   -----

                              OPTIONS EXERCISABLE
   RANGE OF     -----------------------------------------------
   EXERCISE                           WEIGHTED-AVERAGE EXERCISE
    PRICES      NUMBER EXERCISABLE             PRICE
--------------  -------------------  -------------------------

$.007--$1.96..          83,023              $     .96
$5.95--$7.00..           3,537                   6.47
                        ------                  -----
 ..............          86,560              $    1.19
                        ------                  -----
                        ------                  -----




36,634 and 8,232 shares of previously exercised options were repurchased in 1996 and 1995, respectively, because vesting schedules were not fulfilled.

I. LEASE COMMITMENTS

    The Company leases its facilities under an operating lease agreement which expires on September 15, 2003 and is renewable at the Company's option for one additional five-year period. Under the terms of the lease, the Company is obligated to pay its prorated share of common operating expenses and real estate taxes as well as base rents. In addition, the Company entered into an amendment to the agreement with the landlord under which the landlord provided financing to the Company for a portion of the buildout cost ($543,393) at an interest rate of 12% per year payable in equal monthly installments of $12,087 over five years through October 1998. At December 31, 1996, the outstanding principal balance was $237,771. The Company also provided a security deposit of $100,000 upon execution of the lease. The security deposit bears interest in a segregated account, and is partially refundable ($79,000 plus interest) upon the fifth anniversary, and fully refundable plus interest within thirty days after the expiration of the lease, provided no event of default has occurred. The Company also financed an additional $345,500 during the first quarter of 1995 relating to a 6,510 square foot facility expansion completed during the first week of January 1995. This additional debt is payable in equal monthly installments of $7,685 over five years with an annual interest rate of 12% through February 2000. No additional security deposit was required. At December 31, 1996, the outstanding principal balance was $241,974.

    The Company leases certain equipment under long-term capital leases. The cost of this equipment included in fixed assets was $2,320,201 at the end of 1996 and $1,720,940 at the end of 1995, with associated accumulated depreciation of $1,042,297 at December 31, 1996 and $627,366 at December 31, 1995. The Company has an option to purchase all of the leased equipment at a price to be negotiated at lease end. Future lease payments for non-cancelable leases for the respective years ended December 31 are as follows:

                                    OPERATING LEASES           CAPITAL LEASES
                                  ---------------------      ------------------
1997............................  $  171,365                  $  702,878
1998............................     171,365                     403,790
1999............................     192,364                     283,670
2000............................     207,679                     126,970
2001 and thereafter.............     579,771                         --
                                  --------------              -------------
Total minimum lease
   payments.....................  $1,322,544                 $ 1,517,308
                                  --------------             ---------------
Less amount representing
 interest payments..............                                (196,257)
                                                             ---------------
Present value of minimum lease
 payments.......................                               1,321,051
Less current portion............                                (559,767)
                                                            ----------------
Long-term obligation............                             $   761,284
                                                            ----------------
                                                            ----------------

    Lease payments under operating leases were $248,784 in fiscal year 1996, $207,898 in fiscal year 1995 and $269,991 in fiscal year 1994.

J. EMPLOYEE BENEFITS

    The Company instituted a 401(k) savings plan in 1993, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The Company contributes a matching amount of up to 1.5% of a participant's total compensation or $500 annually, whichever is less. The Company contributed $16,025, $14,072, and $9,524 during 1996, 1995, and 1994, respectively.

K. INCOME TAXES

    The Company follows the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," whereby a deferred tax liability is measured by the enacted tax rates which will be in effect when any differences between the financial statements and tax basis of assets reverse. The deferred tax liability can be reduced by net operating losses being carried forward for tax purposes.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                         1996           1995
                                                     -------------  -------------
Net operating loss carryforwards                     $   4,376,000  $   4,671,000
Capitalized research and development                     1,700,000       --
Research and experimentation credits                       765,000        325,000
Other, net                                                 306,000       --
                                                      ------------     -----------
Total Deferred Tax Assets                            $   7,147,000  $   4,996,000
                                                       -----------     -----------
Valuation reserve                                    $  (7,147,000) $  (4,996,000)
                                                      ------------     -----------
                                                      ------------     -----------

    The federal and state net operating loss and tax credit carryforwards begin to expire in the years 2007 and 1997, respectively. Research and experimentation tax credits of approximately $325,000 begin to expire in 2008. The net operating loss carryforwards may be subject to an annual limitation as a result of the change in ownership due the initial public offering. The Company has established a valuation reserve against the deferred tax benefit arising from these carryforwards due to the uncertainty of earning sufficient taxable income to receive the benefit and accordingly has not given recognition to these tax benefits in these financial statements. These carryforwards are also subject to review by the Internal Revenue Service.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1--Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required with respect to this item may be found in the sections captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required with respect to this item may be found in the section captioned "Principal Stockholders" and "Proposal No. 1--Election of Directors" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed as part of Form 10-K

    1. Financial Statements.

    The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

      - Balance Sheets as of December 31, 1995 and 1996

      - Statements of Operations for the years ended December 31, 1994, 1995 and 1996

      - Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996

      - Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

      - Notes to Financial Statements

      - Report of Independent Auditors

    2. Financial Statement Schedule.

    None.

    Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

    3. List of Exhibits.

 EXHIBITS
-----------
   *3.3      Restated Certificate of Incorporation of the Registrant.
   *3.4      Amended and Restated By-Laws of the Registrant, as amended to date.
   *4.1      Specimen certificate for shares of Common Stock.
  *10.1      Patent License Agreement between the Registrant and the
             Massachusetts Institute of Technology, dated March 10, 1994.
  *10.2      License Agreement between the Registrant and the Board of
             Trustees of Leland Stanford Junior University, dated April 1,
             1994.
  *10.3      Employment Agreement between the Registrant and Scott M.
             Rocklage, dated June 20, 1994.
  *10.4      Consulting Agreement between the Registrant and Paul R.
             Schimmel, dated May 1, 1992.
  *10.5      Consulting Agreement between the Registrant and Julius Rebek,
             Jr., dated May 1, 1992.
  *10.6      Amended and Restated 1993 Stock Option Plan.
  *10.7      Collaborative Research Agreement between the Registrant and
             Pfizer Inc., dated December 15, 1995.
  *10.8      Collaborative Research and License Agreement between the
             Registrant and Merck & Co., Inc., dated June 13, 1996.

  *10.9      Collaborative Research and License Agreement between the
             Registrant and Bristol-Myers Squibb Company and the Registrant,
             dated June 25, 1996.
  *10.10     Supply and Services Agreement, dated as of November 1, 1995, by and between Terrapin Technologies, Inc. and the Registrant.
  *10.11     Screening Agreement, dated November 28, 1995, between the
             Registrant and Monsanto Company.
  *10.12     Letter Agreement, dated January 18, 1996, between Pharm-Eco
             Laboratories, Inc. and the Registrant.
  *10.13     Agreement with ArQule, Inc., dated June 4, 1996.
  *10.14     Lease Agreement between Registrant and Stimpson Family Trust dated April 30, 1993, regarding 24 Emily Street, Cambridge, MA., as amended by the First Amendment to Lease, dated September 19,
             1994.
  *10.15     Form of Employee Confidentiality and Nondisclosure Agreement.
  *10.16     Master Lease Agreement between the Registrant and Comdisco,
             Inc., dated as of August 30, 1993, as amended February 7, 1995, and as further amended on February 26, 1996.
  *10.17     Series B Convertible Preferred Stock Purchase Warrant between the Registrant and Comdisco, Inc., dated August 30, 1993.
  *10.18     Series C Convertible Preferred Stock Purchase Warrants between the Registrant and Comdisco, Inc., dated February 28, 1995 and
             February 26, 1996.
  *10.19     Series C Convertible Preferred Stock Purchase Options issued to
             Dr. Paul Schimmel and Dr. Julius Rebek in May 1995, as amended by certain Letter Agreements, dated October 23, 1995, between the Registrant and each of Dr. Schimmel and Dr. Rebek.
  *10.20     Amended and Restated Stockholders Rights Agreement by and among the Registrant and the parties signatory thereto.
   10.21     Secured Promissory Note, dated as of July 21, 1994, by Scott M.
             Rocklage to the Registrant.
   10.22     Amendment to Promissory Note, dated as of July 21, 1996, by and between the Registrant and Scott M. Rocklage.
   10.23     Promissory Note, dated as of October 18, 1995, by and between the Registrant and Scott M. Rocklage.
  +10.24     Compound Library Screening Agreement between the Registrant and
             Genzyme Corporation, dated February 24, 1997.
  +10.25     Library Sample Evaluation Agreement between the Registrant and
             Pharmacopeia, Inc., dated as of September 11, 1996.
   11.1      Computation of Income Per Share.
   23.2      Consent of Coopers & Lybrand L.L.P.

------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-6795).

+   Confidential Treatment requested as to certain portions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUBIST PHARMACEUTICALS, INC.

                                /s/ SCOTT M. ROCKLAGE
                                ----------------------------------
                                SCOTT M. ROCKLAGE
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registration and in the capacities on the dates indicated.


          SIGNATURE                      TITLE                      DATE
------------------------------  -------------------------------  ------------
                                President, Chief Executive
    /s/ SCOTT M. ROCKLAGE               and Director
------------------------------    (Principal Executive
      Scott M. Rocklage           Officer)
      /s/ THOMAS A. SHEA        Treasurer       (Principal
------------------------------    Financial and Accounting
        Thomas A. Shea            Officer)
      /s/ JOHN K.CLARKE         Chairman of the Board of
------------------------------    Directors
        John K.clarke
       /s/ BARRY BLOOM          Director
------------------------------
         Barry Bloom
     /s/ GEORGE CONRADES        Director
------------------------------
       George Conrades
      /s/ ELLEN M.FEENEY        Director
------------------------------
        Ellen M.feeney
   /s/ TERRANCE G. MCGUIRE      Director
------------------------------
     Terrance G. Mcguire
    /s/ JULIUS REBEK, JR.       Director
------------------------------
      Julius Rebek, Jr.
     /s/ PAUL R. SCHIMMEL       Director
------------------------------
       Paul R. Schimmel