Form 10-Q
period 1997-03-31
CUBIST PHARMACEUTICALS INC
filed 1997-05-14
CIK 912183

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the period ended March 31, 1997

                                       OR

--- Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                               24 Emily Street
                     Cambridge, Massachusetts 02139
                 (Address of principal executive offices)

                                (617) 576-1999
             (Registrant's telephone number, including area code)

                                    None
                 (Former name, former address and former
                  fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

    As of May 1, 1997, there were 9,556,395 shares outstanding of the Company's common stock, $0.001 per value per share.

                          CUBIST PHARMACEUTICALS, INC.

                                     INDEX


   ITEM                                                             PAGE
  NUMBER                                                           NUMBER
  ------                                                           ------

PART I.    FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements

               Condensed Balance Sheets as of March 31, 1997
               and December 31, 1996.............................    3

               Condensed Statements of Operations for the three
               months ended March 31, 1997 and 1996..............    4

               Condensed Statements of Cash Flows for the three
               months ended March 31, 1997 and 1996..............    5

               Notes to the Unaudited Condensed Financial
               Statements........................................    6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................    7

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.......................   10

           Signature..............................................   11

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1997           1996
                                                                 -------------  -------------
ASSETS
Current Assets:
 Cash and cash equivalents......................................  $  3,892,300  $  19,329,353
 Short-term investments.........................................    10,635,801           --
 Accounts receivable............................................       505,267        505,267
 Prepaid expenses and other current assets......................       426,322        286,642
                                                                 -------------  -------------
 Total current assets...........................................    15,459,690     20,121,262
Property and equipment.........................................      5,216,912      4,898,538
 Less: Accumulated depreciation and amortization................    (1,956,114)    (1,741,152)
                                                                 -------------  -------------
 Property and equipment, net....................................     3,260,798      3,157,386
Long-term investments..........................................      2,565,297           --
Other assets...................................................        183,799        173,799
                                                                 -------------  -------------
   Total assets................................................  $  21,469,584  $  23,452,447
                                                                 -------------  -------------
                                                                 -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable............................................... $     533,152  $     741,409
 Accrued expenses...............................................       395,973        484,732
 Deferred revenue...............................................        42,300        126,900
 Current portion of long-term debt..............................       193,760        188,062
 Current portion of capital lease obligations...................       549,865        559,767
                                                                 -------------  -------------
   Total current liabilities...................................      1,715,050      2,100,870
Long-term debt, net of current portion.........................        240,604        291,683
Long-term capital lease obligation, net of current portion.....        804,868        761,284
                                                                 -------------  -------------
   Total liabilities...........................................      2,760,522      3,153,837
                                                                 -------------  -------------
Commitments
Stockholders' Equity:
Common Stock--$.001 par value; authorized: 25,000,000 shares,
  1997 and 1996; issued: 9,554,759 shares, 1997 and 9,544,373
  shares, 1996.................................................          9,555          9,544
Additional paid-in capital.....................................     36,021,423     36,019,608
Accumulated deficit............................................    (17,321,916)   (15,730,542)
                                                                 -------------  -------------
   Total stockholders' equity..................................     18,709,062     20,298,610
                                                                 -------------  -------------
   Total liabilities and stockholders' equity..................  $  21,469,584  $  23,452,447
                                                                 -------------  -------------
                                                                 -------------  -------------

    The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Sponsored research revenues.....................................  $     834,600  $      53,667
Operating expenses:
 Research and development........................................     2,011,273      1,523,259
 General and administrative......................................       645,469        376,665
                                                                  -------------  -------------
   Total operating expenses.....................................      2,656,742      1,899,924
Interest income.................................................        286,779         25,044
Interest expense................................................        (56,011)       (52,014)
                                                                  -------------  -------------
Net loss........................................................  ($  1,591,374) ($  1,873,227)
                                                                  -------------  -------------
                                                                  -------------  -------------
Net loss per common share.......................................  ($       0.17) ($       1.02)
                                                                  -------------  -------------
                                                                  -------------  -------------
Weighted average number of common shares........................      9,547,771      1,832,534
                                                                  -------------  -------------
                                                                  -------------  -------------

    The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Cash Flows from operating activities:
 Net loss........................................................  $ (1,591,374)  $ (1,873,227)
 Adjustments to reconcile net loss to net cash provided by/ (used
  in) operating activities:
  Depreciation and amortization...................................      225,943        152,932
  Changes in assets and liabilities:
   Accounts receivable.............................................        --          988,000
   Prepaid expenses and other current assets....................       (164,043)        11,926
   Other assets.................................................        (10,000)        (5,000)
   Accounts payable and accrued expenses........................       (297,015)        99,921
   Deferred revenue.............................................        (84,600)          --
                                                                  -------------  -------------
    Total adjustments...........................................       (329,715)     1,247,779
                                                                  -------------  -------------
Net cash provided by/(used in) operating activities.............     (1,921,089)      (625,448)
Cash flows from investing activities:
 Purchase of fixed assets........................................      (311,611)      (112,532)
 Leasehold improvements..........................................        (6,763)          --
 Purchase of short-term investments..............................   (10,635,801)          --
 Redemption of short-term investments............................          --        1,006,569
 Purchase of long-term investments...............................    (2,540,934)          --
                                                                  -------------  -------------
Net cash provided by/(used in) investing activities.............    (13,495,109)       894,037
Cash flows from financing activities:
 Issuance of stock...............................................        (9,156)         2,151
 Repayments of debt..............................................       (45,381)       (40,274)
 Proceeds from capital lease financing...........................       185,665         26,687
 Principal payments of capital lease obligations.................      (151,983)      (114,651)
                                                                  -------------  -------------
Net cash provided by/(used in) financing activities.............        (20,855)      (126,087)
                                                                  -------------  -------------
Net increase (decrease) in cash and cash equivalents............    (15,437,053)       142,502
Cash and cash equivalents, beginning of period..................     19,329,353      2,049,555
                                                                  -------------  -------------
Cash and cash equivalents, end of period........................  $   3,892,300  $   2,192,057
                                                                  -------------  -------------
                                                                  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest........................  $      56,011  $      52,014

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

NOTE B. ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These unaudited condensed financial statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed by the Company with the Securities and Exchange Commission (the "Commission") on March 31, 1997.

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

    Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Early application of SFAS 128 is not allowed, but pro forma disclosure is allowed. The Company does not expect this to have a material impact on the earnings per share computation.

NOTE C. SUBSEQUENT EVENT

COLLABORATIVE AGREEMENT

    In May 1997, the company entered into a collaborative research agreement with Novalon Pharmaceutical Corporation. Under the terms of the agreement, the Company will purchase a minority equity stake in Novalon for $1,000,000. In addition, the Company will make research support payments and pay royalties on sales of products developed using the Novalon technology. Novalon has also granted Cubist an exclusive six month option to acquire all the outstanding assets of Novalon in an equity-based transaction.

                          CUBIST PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through mid-1998 and (ii) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The forward-looking statements contained herein represent the Company's judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    REVENUES. Total revenues in the three months ended March 31, 1997 were $835,000 compared to $54,000 in the three months ended March 31, 1996, an increase of $781,000 or 1,446.3%. The revenue recognized in the three months ended March 31, 1997 consisted of research support funding from the Bristol-Myers Squibb and Merck collaborations. In the three months ended March 31, 1996, total revenues consisted entirely of SBIR Phase I grant funding.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended March 31, 1997 were $2,011,000 compared to $1,523,000 in the three months ended March 31, 1996, an increase of $488,000 or 32.0%. The increase was largely due to increased costs related to additional personnel and purchases of laboratory research supplies that are required by such additional personnel.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended March 31, 1997 were $645,000 compared to $377,000 in the three months ended March 31, 1996, an increase of $268,000 or 71.1%. The increase was largely due to: increased costs related to expenses for additional personnel and recruiting; expenses for directors and officers insurance which did not exist prior to the Company's initial public offering; and increased legal expenses.

    INTEREST INCOME AND EXPENSE. Interest income in the three months ended March 31, 1997 was $287,000 compared to $25,000 in three months ended, March 31, 1996, an increase of $262,000 or 1,048.0%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balance during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Interest expense in the three months ended March 31, 1997 was $56,000 as compared to $52,000 during the three months ended March 31, 1996.

    NET LOSS. The net loss during the three months ended March 31, 1997 was $1,591,000 compared to $1,873,000 during the three months ended March 31, 1996, a decrease of $282,000 or 15.1%. The decrease was primarily due to the increased revenues associated with the Bristol-Myers Squibb, and Merck collaborations, which were offset only in part by additional expenses incurred to support the advancement of the Company's internal research programs.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at March 31, 1997 was $17,093,000 compared to $19,329,000 at December 31, 1996. For the three months ended March 31, 1997, the Company received $835,000 in sponsored research payments.

    Through March 31, 1997, the Company's collaborative partners have provided the Company with $3.8 million of research support payments and $4.0 million in an equity investment. There can be no assurance that the Company will receive any additional funding from any of the Company's collaborative partners.

    As of March 31, 1997, the Company had invested an aggregate of $5,217,000 (of which $318,000 was invested during the three months then ended) in property and equipment, primarily in facility renovations and laboratory equipment under capital leases. The obligations under capital leases at March 31, 1997 were $1,355,000. Minimum annual principal payments due under capital leases total $770,000 in 1997. Principal payments decline each year thereafter until expiration in 2001. The Company made principal payments under its capital lease obligations of $152,000 in the three months ended on March 31, 1997. The Company expects its capital expenditures in 1997 to be approximately $1,000,000 consisting of laboratory and other equipment purchases.

    The Company believes that its existing cash, cash equivalents, other capital resources, interest income and future revenues which may become due under the Bristol-Myers Squibb, Merck and Pfizer collaborative agreements, will be sufficient to fund its operating expenses and capital requirements as currently planned through mid-1998.

EARNINGS PER SHARE

    Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Early application of SFAS 128 is not allowed, but pro forma disclosure is allowed. The Company does not expect this to have a material impact on the earnings per share computation.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
        10.1--Acquisition Option Agreement, dated May 5, 1997, by and among Novalon Pharmaceutical Corporation, certain stockholders of Novalon Pharmaceutical Corporation, and the Applicant
        10.2--Series B Convertible Preferred Stock Purchase Agreement, dated
              May 5, 1997, by and between Novalon Pharmaceutical Corporation and the Applicant
          11--Statement of Computation of Earnings Per Share
          27--Financial Data Schedule

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CUBIST PHARMACEUTICALS, INC.

May 14, 1997              By:  /s/ Thomas A. Shea
                              -------------------------------
                                   Thomas A. Shea
                                   Director of Finance
                                   & Administration and Treasurer
                                   (Authorized Officer and Principal
                                   Finance and Accounting Officer)