Form 10-Q
period 1997-06-30
CUBIST PHARMACEUTICALS INC
filed 1997-08-13
CIK 912183

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------

                                   FORM 10-Q

/ X / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1997

                                       OR

/   /  Transition report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes / X /   No /   /

    As of July 27, 1997, there were 10,551,391 shares outstanding of the Company's common stock, $0.001 per value per share.
------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                     INDEX

Item                                                                     Page
Number                                                                  Number
------                                                                  ------

PART I.   FINANCIAL INFORMATION

 Item 1.  Condensed Unaudited Financial Statements

             Condensed Balance Sheets as of June 30, 1997
             and December 31, 1996.....................................     3

             Condensed Statements of Operations for the three months ended June 30, 1997 and 1996 and for the six months
             ended June 30, 1997 and 1996..............................     4

             Condensed Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996..............................     5

             Notes to the Unaudited Condensed Financial Statements.....     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................    8


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................     9

           Signature....................................................    10

                         PART I--FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

                         CUBIST PHARMACEUTICALS, INC.
                          CONDENSED BALANCE SHEETS
                                 (unaudited)

                                                   JUNE 30,        DECEMBER 31,
                                                     1997             1996
                                                 ----------        ------------
                ASSETS
Current Assets:
  Cash and cash equivalents....................  $3,465,111         $19,329,353
  Short-term investments.......................   7,641,449               --
  Accounts receivable..........................     321,767             505,267
  Prepaid expenses and other current assets....     964,729             286,642
                                                 ----------          ----------
  Total current assets.........................  12,393,056          20,121,262
Property and equipment.........................   5,776,781           4,898,538
  Less: Accumulated depreciation and
    amortization...............................  (2,198,992)         (1,741,152)
                                                  ---------           ---------
  Property and equipment, net..................   3,577,789           3,157,386
Long-term investments..........................   3,620,843               --
Other assets...................................     183,798             173,799
                                                 -----------        -----------
    Total assets...............................  $19,775,486        $23,452,447
                                                 -----------        -----------
                                                 -----------        -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...............................   $665,306        $   741,409
  Accrued expenses...............................    430,568            484,732
  Deferred Revenue...............................     42,300            126,900
  Current portion of long-term debt..............    199,632            188,062
  Current portion of capital lease obligations...    526,169            559,767
                                                 -----------         ----------
    Total current liabilities....................  1,863,975          2,100,870
Long-term debt, net of current portion...........    187,975            291,683
Long-term capital lease obligation, net of
  current portion................................  1,190,500            761,284
                                                 -----------          ---------
    Total liabilities............................  3,242,450          3,153,837
                                                 -----------        -----------
Commitments

Stockholders' Equity:

Common Stock--$.001 par value;
  authorized:25,000,000 shares, 1997 and 1996;
  issued: 9,567,211, 1997 and 9,544,373 shares,
   1996..........................................      9,567              9,544
Additional paid-in capital....................... 36,045,132         36,019,608
Accumulated deficit..............................(19,521,663)       (15,730,542)
                                                 -----------         ----------
    Total stockholders' equity................... 16,533,036         20,298,610
                                                 -----------         ----------
    Total liabilities and stockholders' equity...$19,775,486        $23,452,447
                                                 -----------        -----------
                                                 -----------        -----------

        The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                             -------------------   -------------------------
                                               1997       1996         1997          1996
                                             --------  ----------   ----------    ----------
Sponsored research revenues.............     $844,000  $1,992,986   $1,678,600    $2,046,653
Operating expenses:
  Research and development..............    2,292,887   1,659,350    4,304,160     3,182,609
  General and administrative............      933,868     496,921    1,579,337       873,586
                                            ---------  ----------   ----------    ----------
    Total operating expenses............    3,226,755   2,156,271    5,883,497     4,056,195

Interest income.........................      246,978      18,188      533,757        43,232
Interest expense........................      (63,970)    (54,889)    (119,981)     (106,903)
                                            ---------   ---------    ---------     ---------
Net loss................................  ($2,199,747)  ($199,986) ($3,791,121)   ($2,073,213)
                                           -----------   --------   ----------    -----------
                                           -----------   --------   ----------    -----------
Net loss per common share...............        ($.23)      ($.14)       ($.40)        ($1.51)
                                           -----------   --------   ----------    -----------
                                           -----------   --------   ----------    -----------
Weighted average number of
  common shares.........................     9,561,005  1,469,966    9,553,919      1,377,147
                                           -----------  ---------   ----------     ----------
                                           -----------  ---------   ----------     ----------

    The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               1997            1996
                                                            -----------    -----------
Cash Flows from operating activities:
 Net loss.................................................  $(3,791,121)   $(2,073,213)
 Adjustments to reconcile net loss to net cash
   provided by/(used in)
   operating activities:
   Depreciation and amortization .........................      486,469        311,674
   Changes in assets and liabilities:
    Accounts receivable...................................      183,500       (927,000)
    Prepaid expenses and other current assets.............     (678,087)      (667,090)
    Other assets..........................................       (9,999)       (12,690)
    Accounts payable and accrued expenses.................     (130,267)       867,360
    Deferred revenue......................................      (84,600)       550,000
                                                             -----------   ------------
      Total adjustments...................................     (232,984)       122,254
                                                             -----------   ------------
Net cash provided by/(used in) operating activities.......   (4,024,105)    (1,950,949)

Cash flows from investing activities:
  Purchase of fixed assets................................     (783,765)      (276,742)
  Leasehold improvements..................................      (94,478)        (4,361)
  Purchase of short-term investments......................   (7,641,449)         --
  Redemption of short-term investments....................         --        1,006,569
  Purchase of long-term investments.......................   (3,620,843)         --
                                                              ----------     ---------
Net cash provided by/(used in) investing activities.......  (12,140,535)       725,466

Cash flows from financing activities:
  Issuance of stock.......................................       (3,082)     3,968,651
  Repayments of debt......................................      (92,138)       (81,767)
  Proceeds from capital lease financing...................      701,105        229,216
  Principal payments of capital lease obligations.........     (305,487)      (207,889)
                                                              ----------     ----------
Net cash provided by/(used in) financing activities.......      300,398      3,908,211
                                                              ----------     ----------

Net increase (decrease) in cash and cash equivalents......  (15,864,242)     2,682,718

Cash and cash equivalents, beginning of period............   19,329,353      2,049,555
                                                             ----------     ----------
Cash and cash equivalents, end of period..................   $3,465,111     $4,732,273
                                                             ----------      ---------
                                                             ----------      ---------
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest...................     $119,981       $106,903

    The accompanying notes are an integral part of the unaudited condensed financial statements.

                           CUBIST PHARMACEUTICALS, INC.
               NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note A. Nature of Business

    Cubist Pharmaceuticals, Inc. ("Cubist" or the "Company") is a biopharmaceutical company founded in May 1992 and is engaged in the research, development and commercialization of novel classes of antiinfective drugs to treat infectious diseases caused by bacteria and fungi, primarily those resistant to existing antiinfective drugs. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. The Company is located in Cambridge, Massachusetts.

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

    Net Loss Per Common Share

    The net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the filing with the Commission of the registration statement relating to the Company's initial public offering, even when anti-dilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price of $6.00 per share.

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

Note C. Collaborative Agreement

    On June 20, 1997, the collaborative agreement between the Company and Pfizer, Inc. ("Pfizer") expired pursuant to its own terms. In accordance with the terms of that collaborative agreement, the Company selected and licensed from Pfizer one of the chemical compounds that was identified and characterized during the Company's collaboration with Pfizer. Pursuant to the terms of that license, the Company may develop and commercialize such licensed compound without further obligation to Pfizer.

    In May 1997, the Company entered into a collaborative research agreement with Novalon Pharmaceutical Corporation ("Novalon"). Under the terms of the collaborative research agreement, the Company will make research support payments to Novalon and pay royalties to Novalon on sales of products developed using the Novalon technology. At the time it entered into the collaborative research agreement, the Company also acquired 333,333 shares of Series B Convertible Preferred Stock of Novalon, together with an option to purchase all of the capital stock of Novalon for a purchase price of $10.0 million payable in shares of common stock, $0.001 par value per share, of the Company (the "Common Stock"). The aggregate purchase price payable by the Company to Novalon for such shares and such option was $1.0 million. The Company has allocated all of the $1.0 million aggregate purchase price to the option, based on management's estimates of the relative fair values of the option and the shares of Series B Convertible Preferred Stock acquired. The option, which is included within "Prepaid and Other Current Assets" is being amortized over the option period of six months.

Note D. Subsequent Event

    PIPE Financing

    On July 18, 1997, the Company completed a private equity financing in which the Company raised $6 million by issuing 979,594 shares of Common Stock at $6.125 per share. These additional funds together with existing cash resources will be used to fund the Company's operations and capital requirements through 1998.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    Except for the historical information contained herein, this quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through 1998 and (ii) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The forward-looking statements contained herein represent the Company's judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

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

    A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. The Company is a party to collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Merck & Co., Inc. ("Merck"). Under these collaborative agreements, the Company is entitled to receive research support payments and, if certain drug development milestones are achieved, milestone payments. In addition, the Company will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations.

    On June 20, 1997, the Company's collaborative agreement with Pfizer expired pursuant to its own terms. Prior to such expiration, the Company had received all of the research support payments and technology licensing fees that the Company was entitled to receive under that collaborative agreement. In accordance with the terms of that collaborative agreement, the Company selected and licensed from Pfizer one of the chemical compounds that was identified and characterized during the Company's collaboration with Pfizer. Pursuant to the terms of that license, the Company may develop and commercialize such licensed compound without further obligation to Pfizer.

Results of Operations

Three Months Ended June 30, 1997 and 1996

    Revenues. Total revenues in the three months ended June 30, 1997 were $844,000 compared to $1,993,000 in the three months ended June 30, 1996, a decrease of $1,149,000 or 57.7%. The revenues earned in the three months ended June 30, 1997 consisted of research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations. In the three months ended June 30, 1996, revenues consisted of research support funding from Bristol-Myers Squibb, Merck and Pfizer, technology license fees from Merck, and SBIR funding. The decrease in revenues was primarily due to the absence of any significant amount of nonrecurring revenue for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 during which the Company received a one-time technology license fee from Merck in the amount of $1.5 million.

    Research and Development Expenses. Total research and development expenses in the three months ended June 30, 1997 were $2,293,000 compared to $1,659,000 in the three months ended June 30, 1996, an increase of $634,000 or 38.2%. The increase was largely due to (i) amortization expenses associated with the Company's investment in Novalon, (ii) increased costs related to ten additional employees hired by the Company in connection with its research and development programs and (iii) purchases of laboratory research supplies that are required by such additional personnel.

    General and Administrative Expenses. General and administrative expenses in the three months ended June 30, 1997 were $934,000 compared to $497,000 in the three months ended June 30, 1996, an increase of $437,000 or 87.9%. The increase was largely due to (i) increased costs related to additional personnel and recruiting, (ii) the cost of premiums for directors' and officers' insurance, (iii) costs associated with the Company's investor and public relations program, which did not exist prior to the Company's initial public offering and (iv) increased legal expenses.

    Interest Income and Expense. Interest income in the three months ended June 30, 1997 was $247,000 compared to $18,000 in three months ended June 30, 1996, an increase of $229,000 or 1,272.2%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balance during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Interest expense in the three months ended June 30, 1997 was $64,000 as compared to $55,000 during the three months ended June 30, 1996.
     Net Loss. The net loss during the three months ended June 30, 1997 was $2,200,000 compared to $200,000 during the three months ended June 30, 1996, an increase of $2,000,000 or 1,000.0%. The increase was primarily due to (i) a decrease in revenues during the three months ended June 30, 1997, (ii) an increase in expenses incurred by the Company to support the advancement of the Company's internal research programs, (iii) amortization expense incurred by the Company in connection with the Company's investment in Novalon, and
(iv) costs associated with the Company's investor and public relations program.

Six Months Ended June 30, 1997 and 1996
     Revenues. Total revenues in the six months ended June 30, 1997 were $1,679,000 compared to $2,047,000 in the six months ended June 30, 1996, a decrease of $368,000 or 18.0%. The revenue recognized in the six months ended June 30, 1997 consisted of research support payments from Bristol-Myers Squibb, Merck and Pfizer, and a milestone payment from Bristol-Myers Squibb. In the six months ended June 30, 1996, revenues consisted of research support payments from Bristol-Myers Squibb, Merck and Pfizer, technology license fee revenues from Merck and SBIR grant funding. The decrease in revenues was primarily due to the absence of any significant amount of nonrecurring revenue for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 during which the Company received a one-time technology license fee from Merck in the amount of $1.5 million.

    Research and Development Expenses. Total research and development expenses in the six months ended June 30, 1997 were $4,304,000 compared to $3,183,000 in the six months ended June 30, 1996, an increase of $1,121,000 or 35.2%. The increase was largely due to (i) amortization expenses associated with the Company's equity investment in Novalon, which equity investment is being amortized over the six month period in which the Company has an option to acquire Novalon, (ii) increased costs related to ten additional employees hired by the Company in connection with its research and development programs and (iii) purchases of laboratory research supplies that are required by such additional personnel.

    General and Administrative Expenses. General and administrative expenses in the six months ended June 30, 1997 were $1,579,000 compared to $874,000 in the six months ended June 30, 1996, an increase of $705,000 or 80.7%. The increase was primarily due to (i) increased costs related to additional personnel and recruiting, (ii) the cost of premiums for directors' and officers' insurance, (iii) costs associated with the Company's investor and public relations program, which did not exist prior to the Company's initial public offering and (iv) increased legal expenses.

    Interest Income and Expense. Interest income in the six months ended June 30, 1997 was $534,000 compared to $43,000 in the six months ended June 30, 1996, an increase of $491,000 or 1,141.9%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balance during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Interest expense in the six months ended June 30, 1997 was $120,000 as compared to $107,000 during the six months ended June 30, 1996.

    Net Loss. The net loss during the six months ended June 30, 1997 was $3,791,000 compared to $2,073,000, an increase of $1,718,000 or 82.9%. The increase was primarily due to (i) a decrease in revenues during the six months ended June 30, 1997, (ii) an increase in expenses incurred by the Company to support the advancement of the Company's internal research programs, (iii) amortization expense incurred by the Company during the second quarter of fiscal 1997 in connection with the Company's equity investment in Novalon, and (iv) costs associated with the Company's investor and public relations program.

Liquidity and Capital Resources

    Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at June 30, 1997 was $14,727,000 compared to $19,329,000 at December 31, 1996. For the three months ended June 30, 1997, the Company received $1,027,000 in sponsored research payments.

    Through June 30, 1997, the Company's collaborative partners have provided the Company with $6.8 million of research support payments and technology licensing fees, and $4.0 million in an equity investment. On June 20, 1997, the Company's collaborative agreement with Pfizer expired pursuant to its own terms. Prior to such expiration, the Company had received all of the research support payments and technology licensing fees that the Company was entitled to receive under that collaborative agreement, consisting of an aggregate of $1,250,000 in research support payments and $500,000 in technology licensing fees. There can be no assurance that the Company will receive any additional funding from any of the Company's collaborative partners.

    As of June 30, 1997, the Company had invested an aggregate of $5,777,000 (of which $560,000 was invested during the three months then ended) in property and equipment, primarily in facility renovations and laboratory equipment under capital leases. The obligations under capital leases at June 30, 1997 were $1,717,000. Minimum annual principal payments due under capital leases total $823,000 in 1997. Principal payments decline each year thereafter until expiration in 2001. The Company made principal payments under its capital lease obligations of $305,000 in the six months ended on June 30, 1997. The Company expects its capital expenditures in 1997 to be approximately $1,000,000, consisting of laboratory and other equipment purchases.

    In May 1997, the Company entered into a collaborative research agreement with Novalon. Under the terms of the collaborative research agreement, the Company will make research support payments to Novalon and pay royalties to Novalon on sales of products developed using the Novalon technology. At the time it entered into the collaborative research agreement, the Company also acquired 333,333 shares of Series B Convertible Preferred Stock of Novalon, together with an option to purchase all of the capital stock of Novalon for a purchase price of $10.0 million payable in shares of Common Stock of the Company. The aggregate purchase price payable by the Company to Novalon for such shares and such option was $1.0 million.

    On July 18, 1997, the Company completed a private equity financing in which the Company raised $6.0 million by issuing 979,594 shares of Common Stock at $6.125 per share. The Company believes that its existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements as currently planned through 1998.

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

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        10.1--Incentive Stock Option Agreement, dated as of May 19, 1997, between the Company and Mark Carthy
        10.2--Letter agreement, dated as of May 19, 1997, between the Company and Mark Carthy
        10.3--Secured Promissory Note, dated May 19, 1997, made by Mark Carthy in favor of the Company in the principal amount of $80,000
        10.4--Stock Pledge Agreement, dated May 19, 1997, between Mark Carthy and the Company
        11  --Statement of Computation of Earnings Per Share
        27  --Financial Data Schedule

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CUBIST PHARMACEUTICALS, INC.



     August 13, 1997                  By: /s/ Thomas A. Shea
                                              -------------------
                                              Thomas A. Shea,
                                              Director of Finance
                                              & Administration and Treasurer
                                              (Authorized Officer and Principal
                                              Finance and Accounting Officer)