Form 10-Q
period 1997-09-30
CUBIST PHARMACEUTICALS INC
filed 1997-11-14
CIK 912183

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended September 30, 1997

                                      OR

__ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 Commission file number 0-21379


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
    As of October 31, 1997, there were 10,580,689 shares outstanding of the Company's common stock, $0.001 per value per share.

                          CUBIST PHARMACEUTICALS, INC.

                                     INDEX

ITEM                                                                       PAGE
NUMBER                                                                     NUMBER
------                                                                     ------
PART I.    FINANCIAL INFORMATION

  Item 1.  Condensed Unaudited Financial Statements

           Condensed Balance Sheets as of September 30, 1997 and
             December 31, 1996                                              3

           Condensed Statements of Operations for the three
             months ended September 30, 1997 and 1996 and for the
             nine months ended September 30, 1997 and 1996                  4

           Condensed Statements of Cash Flows for the nine
             months ended September 30, 1997 and 1996                       5

           Notes to the Unaudited Condensed Financial Statements            6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

PART II. OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                       12

  Item 4.  Submission of Matters to a Vote of Security Holders             13

  Item 6.  Exhibits and Reports on Form 8-K                                13

           Signature                                                       14

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                         CUBIST PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
                               (unaudited)

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents........................................................  $   8,357,100  $  19,329,353
  Short-term investments...........................................................      6,578,808       --
  Accounts receivable..............................................................        111,000        505,267
  Prepaid expenses and other current assets........................................        419,338        286,642
                                                                                     -------------  -------------
  Total current assets.............................................................     15,466,246     20,121,262
Property and equipment.............................................................      5,834,144      4,898,538
  Less: Accumulated depreciation and amortization..................................     (2,454,054)    (1,741,152)
                                                                                     -------------  -------------
  Property and equipment, net......................................................      3,380,090      3,157,386
Long-term investments..............................................................      5,515,413       --
Other assets.......................................................................        180,294        173,799
                                                                                     -------------  -------------
    Total assets...................................................................  $  24,542,043  $  23,452,447
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................................................  $     332,185  $     741,409
  Accrued expenses.................................................................        395,715        484,732
  Deferred revenue.................................................................         42,300        126,900
  Current portion of long-term debt................................................        205,681        188,062
  Current portion of capital lease obligations.....................................        613,586        559,767
                                                                                     -------------  -------------
    Total current liabilities......................................................      1,589,467      2,100,870
Long-term debt, net of current portion.............................................        133,754        291,683
Long-term capital lease obligation, net of current portion.........................      1,111,864        761,284
                                                                                     -------------  -------------
    Total liabilities..............................................................      2,835,085      3,153,837
                                                                                     -------------  -------------
Commitments
Stockholders' Equity:
Common Stock--$.001 par value;
  authorized: 25,000,000 shares, 1997 and 1996;
  issued: 10,577,544 shares, 1997 and 9,544,373 shares, 1996.......................         10,578          9,544
Additional paid-in capital.........................................................     42,042,289     36,019,608
Accumulated deficit................................................................    (20,345,909)   (15,730,542)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     21,706,958     20,298,610
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  24,542,043  $  23,452,447
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBITS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                             ------------------------  --------------------------
                                                                 1997         1996         1997          1996
                                                             ------------  ----------  ------------  ------------
Sponsored research revenues................................  $    402,667  $  960,879  $  2,081,267  $  3,007,532
Operating expenses:
 Research and development..................................     2,450,564   1,656,048     6,754,724     4,838,657
 General and administrative................................       783,139     463,121     2,362,476     1,336,707
                                                             ------------  ----------  ------------  ------------
  Total operating expenses.................................     3,233,703   2,119,169     9,117,200     6,175,364
Interest income............................................       237,643      68,409       771,400       111,641
Interest expense...........................................       (64,187)    (65,494)     (184,168)     (172,397)
Other income (Note C)......................................     1,833,334      --         1,833,334       --
                                                             ------------  ----------  ------------  ------------
Net loss...................................................     ($824,246)($1,155,375)  ($4,615,367)  ($3,228,588)
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------
Net loss per common share..................................        ($0.08)     ($0.85)       ($0.47)       ($2.37)
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------
Weighted average number of common shares...................    10,384,786   1,361,200     9,828,971     1,363,235
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------

    The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                               NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                       ---------------------------------
                                                                            1997              1996
                                                                       ----------------  ---------------
Cash Flows from operating activities:
  Net loss...........................................................   $ (4,615,367)     $ (3,228,588)
  Adjustments to reconcile net loss to net cash provided by/
    (used in) operating activities:
    Depreciation and amortization....................................        759,180           490,814
    Changes in assets and liabilities:
      Accounts receivable............................................        394,267           988,000
      Prepaid expenses and other current assets......................       (132,696)         (739,838)
      Other assets...................................................         (6,495)          (12,689)
      Accounts payable and accrued expenses..........................       (498,241)          898,634
      Deferred revenue...............................................        (84,600)             --
                                                                           -----------       -----------
        Total adjustments............................................        431,415         1,624,921
                                                                           -----------       -----------
Net cash used in operating activities................................     (4,183,952)       (1,603,667)

Cash flows from investing activities:
  Purchase of fixed assets...........................................       (841,128)         (405,019)
  Leasehold improvements.............................................        (94,478)         (266,683)
  Purchase of short-term investments.................................     (6,578,808)            --
  Redemption of short-term investments...............................          --            1,006,569
  Purchase of long-term investments..................................     (5,515,413)            --
                                                                          -----------        -----------
Net cash provided by/(used in) investing activities..................    (13,029,827)          334,867
                                                                          -----------        -----------

Cash flows from financing activities:
  Issuance of stock..................................................      5,977,437         3,955,392
  Repayments of debt.................................................       (140,310)         (124,519)
  Proceeds from capital lease financing..............................        890,644           383,525
  Principal payments of capital lease obligations....................       (486,245)         (330,168)
                                                                          -----------        -----------

Net cash provided by financing activities.............................     6,241,526         3,884,230
                                                                          -----------        -----------


Net increase (decrease) in cash and cash equivalents..................   (10,972,253)        2,615,430
Cash and cash equivalents,
 beginning of period..................................................    19,329,353         2,049,555
                                                                         -----------        -----------
Cash and cash equivalents,
 end of period........................................................    $8,357,100       $ 4,664,985
                                                                         -----------        -----------
                                                                         -----------        -----------

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest...............................     $184,168       $   172,397

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

    Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share, both as defined in the standard, for all periods presented. Early application of SFAS 128 is not allowed, but pro forma disclosure is allowed. The Company does not expect this to have a material impact on the earnings per share computation.

NOTE C. COLLABORATIVE AGREEMENT

    The Company and Novalon Pharmaceutical Corporation ("Novalon") entered into a collaborative research agreement on May 5, 1997 to accelerate and broaden the development of technologies to screen genomic targets. On September 29, 1997, the Company extended its collaboration with Novalon through February 2001. The extended collaboration will focus on utilizing these targets to identify lead compounds active against the Company's antibacterial and antifungal targets. In addition, the Company agreed to terminate its option to acquire Novalon and sold its existing equity position back to Novalon for $2.0 million resulting in a gain of $1.8 million included in other income. In connection with such transaction, the Company was granted an option to purchase up to twenty percent of the outstanding shares of Novalon from existing shareholders.

    On September 25, 1997, the Company expanded its research collaboration with Merck & Co., Inc. ("Merck"), adding additional aminoacyl-tRNA synthetase targets that are proprietary to the Company and Merck's natural products compound library to the drug discovery program.

NOTE D. FINANCING

    On July 18, 1997, the Company completed a private equity financing in which the Company raised $6.0 million by issuing 979,594 common shares at $6.125 per share.

NOTE E. SUBSEQUENT EVENT

  LICENSE AGREEMENT

    On November 7, 1997, the Company entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which the Company acquired exclusive worldwide rights to develop, manufacture and market daptomycin. Daptomycin is a novel, natural product being developed for the treatment of Staphylococcus aureus and enterococcal infections. The Company anticipates that it will begin clinical trials of daptomycin in late 1998. In exchange for such license, the Company has agreed to pay an upfront license fee in cash and, if certain drug development milestones are achieved, to pay milestone payments by issuing shares of Common Stock to Eli Lilly. In addition, the Company will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income, other income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through mid-1998, (ii) statements about the amount of capital expenditures that the Company expects to incur in 1997, (iii) statements about the Company's plans to begin clinical trials of daptomycin in late 1998, and (iv) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The forward-looking statements contained herein represent the Company's judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

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

    A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. The Company is party to collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Merck & Co., Inc. ("Merck"). Under these collaborative agreements, the Company is entitled to receive research support payments and, if certain drug development milestones are achieved, milestone payments. In addition, the Company will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations.

    On November 7, 1997, the Company entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which the Company acquired exclusive worldwide rights to develop, manufacture and market daptomycin. Daptomycin is a novel, natural product being developed for the treatment of Staphylococcus aureus and enterococcal infections. The Company anticipates that it will begin clinical trials of daptomycin in late 1998. In exchange for such license, the Company has agreed to pay an upfront license fee in cash and, if certain drug development milestones are achieved, to pay milestone payments by issuing shares of Common Stock to Eli Lilly. In addition, the Company will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin.

    The Company and Novalon Pharmaceutical Corporation ("Novalon") entered into a collaborative research agreement on May 5, 1997 to accelerate and broaden the development of technologies to screen genomic targets. On

September 29, 1997, the Company extended its collaboration with Novalon through February 2001. The extended collaboration will focus on utilizing these targets to identify lead compounds active against the Company's antibacterial and antifungal targets. In addition, the Company agreed to terminate its option to acquire Novalon and sold its existing equity position back to Novalon for $2.0 million resulting in a gain of $1.8 million included in other income. In connection with such transaction, the Company was granted an option to purchase up to twenty percent of the outstanding shares of Novalon from existing shareholders.

    On September 25, 1997, the Company expanded its research collaboration with Merck, adding additional aminoacyl-tRNA synthetase targets that are proprietary to the Company and Merck's natural products compound library to the drug discovery program.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    REVENUES. Total revenues in the three months ended September 30, 1997 were $403,000 compared to $961,000 in the three months ended September 30, 1996, a decrease of $558,000 or 58.1%. The revenue earned in the three months ended September 30, 1997 consisted of research support funding from the Bristol-Myers Squibb and Merck collaborations, and SBIR funding. In the three months ended September 30, 1996, revenues consisted of research support funding from the Bristol-Myers Squibb and Pfizer collaborations, and SBIR funding. The decrease in revenues was primarily due to the absence of Pfizer research support funding for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended September 30, 1997 were $2,451,000 compared to $1,656,000 in the three months ended September 30, 1996, an increase of $795,000 or 47.9%. The increase was largely due to (i) amortization of the Company's purchase option in Novalon over the term of the Company's option to acquire Novalon, and (ii) purchases of laboratory research supplies.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended September 30, 1997 were $783,000 compared to $463,000 in the three months ended September 30, 1996, an increase of $320,000 or 69.1%. The increase was largely due to (i) increased costs related to additional personnel and recruiting, (ii) the cost of premiums for directors' and officers' insurance, (iii) investor and public relation expenses which did not exist prior to the Company's initial public offering, and (iv) increased legal expenses .

    INTEREST INCOME AND EXPENSE. Interest income in the three months ended September 30, 1997 was $238,000 compared to $68,000 in three months ended September 30, 1996, an increase of $170,000 or 250.0%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balance during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Interest expense in the three months ended September 30, 1997 was $64,000 as compared to $65,000 during the three months ended September 30, 1996.

    OTHER INCOME. Other income in the three months ended September 30, 1997 was $1,833,000 and consisted entirely of gain on the sale of the Company's equity position in Novalon.

    NET LOSS. The net loss during the three months ended September 30, 1997 was $824,000 compared to $1,155,000 during the three months ended September 30, 1996, a decrease of $331,000 or 28.6%. The decrease was primarily due to the gain on the sale of the Company's equity position in Novalon.

  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    REVENUES. Total revenues in the nine months ended September 30, 1997 were $2,081,000 compared to $3,008,000 in the nine months ended September 30, 1996, a decrease of $927,000 or 30.8%. The revenue recognized in the nine months ended September 30, 1997 consisted of research support payments from Bristol-Myers Squibb, Merck and Pfizer; milestone payments from Bristol-Myers Squibb; and SBIR grant funding. In the nine months ended September 30, 1996, revenues consisted of research support payments from Bristol-Myers Squibb, Merck and Pfizer; technology license fee revenues from Merck and SBIR grant funding.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the nine months ended September 30, 1997 were $6,755,000 compared to $4,839,000 in the nine months ended September 30, 1996, an increase of $1,916,000 or 39.6%. The increase was largely due to (i) amortization of the Company's purchase option in Novalon over the term of the Company's option to acquire Novalon, (ii) increased costs related to ten additional employees hired by the Company in connection with its research and development programs and
(iii) purchases of laboratory research supplies that were required by such additional personnel.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the nine months ended September 30, 1997 were $2,362,000 compared to $1,337,000 in the nine months ended September 30, 1996, an increase of $1,025,000 or 76.6%. The increase was primarily due to (i) increased costs related to additional personnel and recruiting, (ii) the cost of premiums for directors' and officers' insurance, (iii) costs associated with the Company's investor and public relations program, which did not exist prior to the Company's initial public offering and (iv) increased legal expenses.

    INTEREST INCOME AND EXPENSE. Interest income in the nine months ended September 30, 1997 was $771,000 compared to $112,000 in the nine months ended September 30, 1996, an increase of $659,000 or 588.4%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balance during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Interest expense in the nine months ended September 30, 1997 was $184,000 as compared to $172,000 during the nine months ended September 30, 1996.

    OTHER INCOME. Other income in the nine months ended September 30, 1997 was $1,833,000 and consisted entirely of gain on the sale of the Company's equity position in Novalon.

    NET LOSS. The net loss during the nine months ended September 30, 1997 was $4,615,000 compared to $3,229,000 during the nine months ended September 30, 1996, an increase of $1,386,000 or 42.9%. The increase was primarily due to (i) a decrease in revenues during the nine months ended September 30, 1997, (ii) an increase in expenses incurred by the Company to support the advancement of the Company's internal research programs, and (iii) costs associated with the Company's investor and public relations program. This increase in net loss was partially offset by the non-recurring gain on the sale of the Company's equity position in Novalon.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at September 30, 1997 was $20,451,000 compared to $19,329,000 at December 31, 1996. For the three months ended September 30, 1997, the Company received $608,000 in sponsored research payments.

    On July 18, 1997, the Company completed a private equity financing in which the Company raised $6.0 million by issuing 979,594 common shares at $6.125 per share.

    On September 29, 1997, the Company received a cash payment of $2.0 million from Novalon in connection with the purchase of the Company's equity position in Novalon.

    Through September 30, 1997, the Company's collaborative partners have provided the Company with $7.6 million of research support payments and technology licensing fees, and $4.0 million in an equity investment. There can be no assurance that the Company will receive any additional funding from any of the Company's collaborative partners.

    As of September 30, 1997, the Company had invested an aggregate of $5,834,000 (of which $57,000 was invested during the three months then ended) in property and equipment, primarily in facility renovations and laboratory equipment under capital leases. The obligations under capital leases at September 30, 1997 were $1,725,000. Minimum annual principal payments due under capital leases total $837,000 in 1997. Principal payments decline each year thereafter until expiration in 2001. The Company made principal payments under its capital lease obligations of $486,000 in the nine months ended on September 30, 1997. The Company expects its capital expenditures in 1997 to be approximately $1,000,000 consisting of laboratory and other equipment purchases.

    The Company believes that its existing capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements as currently planned through mid-1998. The Company's actual cash requirements may vary materially from those now planned and will depend on numerous factors. There can be no assurance that the Company's existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements during such period. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.

EARNINGS PER SHARE

    Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards 128 (SFAS 128) "Earnings per share", which will require the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share, both as defined in the standard, for all periods presented. Early application of SFAS 128 is not allowed, but pro forma disclosure is allowed. The Company does not expect to have a material impact on the earnings per share computation.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) On July 18, 1997, the Company completed a private equity financing in which the Company raised $6.0 million by issuing 979,594 common shares at $6.125 per share. The issuance and sale of such common shares by the Company was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

    (d) The Company's Registration Statement on Form S-1 (Reg. No. 333-6795) in connection with the Company's initial public offering of Common Stock was declared effective by the Securities and Exchange Commission (the "SEC") on October 25, 1996. On October 25, 1996, the Company also filed another Registration Statement on Form S-1 (Reg. No. 333-5880) with the SEC, which became effective immediately upon its filing with the SEC pursuant to Rule 462(b) promulgated under the Securities Act. Such Registration Statements (together, the "IPO Registration Statement") provided for the registration under the Securities Act of 2,875,000 shares of the Company's Common Stock. On October 25, 1996, the Company entered into an Underwriting Agreement with UBS Securities LLC, Hambrecht & Quist LLC and Pacific Growth Equities, Inc., as representatives of the several underwriters named on Schedule A thereto (the "Underwriters"), pursuant to which (x) the Underwriters agreed to purchase from the Company 2,500,000 shares of its Common Stock at the public offering price of $6.00 per share, less underwriting discounts and commissions of $0.42 per share, and (y) the Company granted to the Underwriters an option to purchase an additional 375,000 shares of Common Stock, solely to cover over-allotments, at the public offering price of $6.00 per share, less underwriting discounts and commissions of $0.42 per share. On October 30, 1996, the Underwriters consummated the purchase of such 2,500,000 shares of Common Stock, and on November 6, 1996, the Underwriters consummated the purchase of such additional 375,000 shares of Common Stock upon exercise of the Underwriters' over-allotment option.

    The aggregate initial public offering price for all 2,875,000 shares of Common Stock registered under the Securities Act pursuant to the IPO Registration Statement was $17,250,000, the aggregate amount paid by the Company to the Underwriters in respect of underwriting discounts and commissions relating to the issuance and distribution of all of such 2,875,000 shares of Common Stock was $1,207,500, and the aggregate amount of other expenses paid by the Company in connection with such issuance and distribution was $890,000. The aggregate amount of all expenses (including underwriting discounts and commissions) paid by the Company in connection with such issuance and distribution was $2,097,500. All of such expenses consisted of direct payments to persons, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The net proceeds to the Company from such issuance and distribution, after deducting the aggregate amount of expenses (including underwriting discounts and commissions) paid by the Company in connection therewith, were $15,152,500.

    Of such net proceeds, an aggregate of $6,878,000 has been spent through September 30, 1997 for the following uses and in the following amounts per use:
$245,000 in construction of plant, building and facilities; $777,000 for repayment of indebtedness; $5,856,000 for working capital. All amounts spent by the Company for such uses consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The remaining balance of such net proceeds, consisting of $8,274,500, are held in cash or cash equivalents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on May 19, 1997. Of the 9,557,057 shares issued and outstanding and eligible to vote as of the record date of April 11, 1997, a quorum of 6,945,215 shares or 72.7% of the eligible shares were present in person or represented by proxy.

    The following matters were voted on at such meeting:

    (a) Re-election of the following Class I Directors:

                                                               NUMBER OF SHARES
                                                               ----------------
                                                                         WITHHELD
                                                            FOR          AUTHORITY
                                                         ----------  -----------------
Terrance G. McGuire....................................   5,268,607         18,009
Ellen M. Feeney........................................   5,268,607         18,009

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits
                +10.1--     Research Collaboration and License
                            Agreement with Novalon Pharmaceutical
                            Corporation
                +10.2--     Addendum to the Research and License
                            Agreement with Novalon Pharmaceutical
                            Corporation
                +10.3--     Licensing Agreement with Eli Lilly and
                            Company
                 11--       Statement of Computation of Earnings Per
                            Share
                 27--       Financial Data Schedule

_____________

+Confidential treatment requested as to certain portions

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CUBIST PHARMACEUTICALS, INC.



November 14, 1997                      BY: /s/ Thomas  A. Shea
                                           --------------------------------
                                           Thomas A. Shea,
                                           Director of Finance
                                           & Administration and Treasurer
                                           (Authorized Officer and Principal
                                           Finance and Accounting Officer)