Form 10-Q/A
period 1997-03-31
CUBIST PHARMACEUTICALS INC
filed 1997-12-12
CIK 912183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q/A

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number 0-21379

                          CUBIST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                               22-3192085
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

        24 Emily Street
   Cambridge, Massachusetts                        02139
Address of principal executive offices          (Zip Code)


Registrant's telephone number,                (617) 576-1999
including area code:


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES X    NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value                  9,556,395
                Class                       Outstanding at May 1, 1997

     In response to the comments of the Commission's staff (the "Staff") by letter dated November 24, 1997, and a telephone conversation with Darren de Stefano, Staff Attorney with the Commission, the Company hereby withdraws, by amendment, Exhibits 10.1 and 10.2 from its Quarterly Report on Form 10-Q for the period ended March 31,1997. The Agreements set forth in the above-referenced Exhibits have terminated, and are, therefore, no longer material to the Company's business.


                           PART II--OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

             11--Statement of Computation of Earnings Per Share
             27--Financial Data Schedule

           (b)  Reports on Form 8-K

     No more reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.


                      Exhibit 10.1      withdrawn
                      Exhibit 10.2      withdrawn

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                         CUBIST PHARMACEUTICALS, INC.



     Date:December 12, 1997               By:/s/ Thomas A. Shea
                                             Thomas A. Shea
                                             Director of Finance &
                                             Administration
                                             (Authorized Officer and Principal
                                             Finance and Accounting Officer)