Form 10-K
period 1997-12-31
CUBIST PHARMACEUTICALS INC
filed 1998-03-20
CIK 912183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the fiscal year ended: December 31, 1997

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from: _________________ to _________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the registrant's common stock, $.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 3, 1998 was approximately $30,956,565 based on 5,759,361 shares held by such non-affiliates at the closing price of a share of Common Stock of $5.375 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 4,821,541 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 3, 1998 was 10,580,902.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                          CUBIST PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

                               Table of Contents

Item                                                                                                        Page
------                                                                                                      ----
Part I

  1          Business......................................................................................... 3
  2          Description of Property .........................................................................24
  3          Legal Proceedings................................................................................24
  4          Submission of Matters to a Vote of Security Holders..............................................24

Part II

  5          Market For Registrant's Common Stock and Related Stockholder Matters.............................24
  6          Selected Financial Data..........................................................................25
  7          Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................................26
  7A         Quantitative and Qualitative Disclosures About Market Risk.......................................32

  8         Financial Statements and Supplementary Data.......................................................32
  9         Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure........................................................................................47

Part III

 10          Directors and Executive Officers of the Registrant...............................................48
 11          Executive Compensation...........................................................................48
 12          Security Ownership of Certain Beneficial Owners and Management...................................48
 13          Certain Relationships and Related Transactions...................................................48

Part IV

 14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................48

             Signatures.......................................................................................51


         Except for the historical information contained herein, this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income, other income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through mid-1999, (ii) statements about the amount of capital expenditures that the Company expects to incur in 1998, (iii) statements about the Company's plans to begin clinical trials of daptomycin in the fourth quarter of 1998 or the first quarter of 1999, and (iv) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10K, and the Company cautions readers not to place undue reliance on such statements.

PART I

ITEM 1.           BUSINESS

The Company

         Cubist Pharmaceuticals, Inc. ("Cubist" or the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule antiinfectives to treat drug resistant pathogens. The acceleration of the Company's process to discover and develop novel compounds is executed by screening novel genomic target assays to identify new lead compounds and optimizing these compounds into development candidates, developing in-licensed drug candidates and balancing risk with pharmaceutical and technology collaborations.

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

         Traditional drug discovery approaches have not met the challenge posed by drug-resistant pathogens. To date, biology-based approaches have attempted to identify compounds that kill or attenuate the growth of the pathogen using whole-cell screening assays. This approach is limited because compounds that could effectively inhibit a target function inside the cell, but are unable to penetrate cell membranes, are not identified by whole-cell screening assays. Thus, entire classes of effective inhibitors of intracellular targets, which could be modified by medicinal chemistry to penetrate cell membranes, have potentially been overlooked. Chemistry-based approaches have focused on chemically modifying the molecular structure of existing antiinfective drugs or combining existing antiinfective drugs with another agent (an antibiotic potentiator) to circumvent established drug resistance mechanisms. Despite the introduction of second and third generation antiinfective drugs, certain pathogens have developed resistance to all currently available drugs. Examples include:

         Methicillin resistant Staphylococcus aureus ("MRSA"): S. aureus is a common bacterial pathogen causing skin infections and colonization of the nares (entrance to the nose). It is also a frequent hospital-borne pathogen, and routinely acquires characteristics of drug resistance, virulence and toxicity through bacterial genetic transfer. MRSA strains can cause severe tissue damage to existing wounds and bacteremia (blood-borne infections), which has a 42% mortality rate.

         Vancomycin resistant enterococci ("VRE"): Vancomycin is regarded by many medical practitioners as the "last line of defense" against virulent Gram-positive bacteria species. The emergence of VRE strains in the 1990's has led to infections for which no approved therapy exists. Vancomycin resistance is found in both Enterococcus faecium and Enterococcus faecalis. Resulting VRE bacteremia has a 55% mortality rate.

         Vancomycin intermediate susceptible Staphyloccus aureus ("VISA"): The first reports of S. aureus infections with decreased susceptibility to vancomycin therapy occurred in 1997. Such bacterial strains have been found in a wide geographical area throughout Japan and North America. Resistance progression from VISA is expected to be the emergence of fully drug resistant S. aureus strains that the medical community has long feared.

Cubist Development Program
Daptomycin

         Daptomycin, the Company's lead product, is a novel antiinfective agent with bactericidal activity against all major Gram-positive bacteria. The compound has already demonstrated safety and efficacy in Phase II clinical trials, and is currently being developed in both intravenous ("IV") and oral formulations to treat infections and colonizations, respectively, in hospitalized patients. Cubist plans to initiate Phase III clinical trials of IV daptomycin for the treatment of skin and skin structure and urinary tract infections in late 1998 or early 1999, subject to Food and Drug Administration ("FDA") approval. Early clinical trials with the oral formulation of daptomycin for the eradication of VRE from the gastrointestinal tract are planned for 1999. Daptomycin is an antiinfective agent believed to bind to lipoteichoic acid and disrupt the cell membrane. Because daptomycin utilizes a novel target for its antimicrobial activity, there is no "built-in" resistance mechanism in existing bacterial populations. Daptomycin has already been shown to be effective against pathogens that have developed resistance to conventional antibiotics.

         In February of 1998, the Company contracted with ACS Dobfar of Milan, Italy to manufacture daptomycin. The Company estimates initial delivery of GMP daptomycin for clinical trial use in the fourth quarter and plans to begin clinical trials soon thereafter.

Intravenous Product:

         In Phase II clinical studies conducted to date, IV daptomycin has demonstrated safety and efficacy for the treatment of skin and skin structure infections caused by Gram-positive bacteria such as S. aureus and Streptococcus pyogenes. Approximately 300 subjects have received various doses of IV daptomycin in Phase I and II trials. Approximately 70% of the multiple dose regimens administered were at a dose of 2 mg/kg per day or higher. No toxicity was experienced at doses between 2 mg/kg per day and 6 mg/kg per day. Daptomycin was associated with minimal, reversible muscle toxicity at dose levels of 8 mg/kg per day in 2 of 5 volunteers. All signs of muscle toxicity subsided within several days of discontinuation of treatment. Daptomycin has shown promising in vitro activity against life-threatening drug resistant pathogens, including MRSA, VRE and VISA.

         At a dose of 2 mg/kg per day, daptomycin was comparable to conventional therapy in the treatment of Gram positive infections, particularly skin and skin structure infections with a 96.8% favorable response and may exhibit greater efficacy than conventional therapy against resistant bacterial infections. The Company plans to commence Phase III clinical trials in late 1998 or early 1999 to treat skin and skin structure infections and urinary tract infections, subject to FDA approval.

 Oral Product:

         A growing problem in healthcare is the spread of drug resistant infections from patient to patient within the hospital environment. Transmission of VRE often leads to bacterial colonization of the gastrointestinal tract in medical and surgical patients, and can lead to subsequent systemic infections with high mortality rates.

         The Company is developing oral daptomycin to eradicate VRE from the gastrointestinal tract prior to the occurrence of a potential systemic infection. The gastrointestinal tract is one of the sources of VRE that can cause skin, soft tissue and urinary tract infections which can lead to bacteremia. Cubist plans to enter early clinical trials in 1999, subject to FDA approval.

         The Company estimates between 40,000 and 200,000 hospitalized patients in the United States require isolation due to VRE colonization each year.

The Cubist Discovery Program

         Cubist is identifying novel chemical classes of compounds that inhibit new targets in bacteria or fungi resulting in impaired cell growth or pathogen killing. The Company expects that drugs inhibiting these new targets would be immediately effective against currently drug-resistant bacteria and fungi since these pathogens have not had an opportunity to evolve resistance specific to these new drugs. In addition, the Company is developing and implementing novel technologies to accelerate this process of drug discovery.

         To discover novel antiinfectives for clinical development, the Cubist discovery platform integrates the scientific disciplines and technologies required for target validation and assay development, high-throughput screening and medicinal chemistry.

Target Validation and Assay Development

         The genomics explosion has resulted in the identification of a wealth of novel targets for drug discovery. There is a great need, at the earliest point in the discovery process to select the best targets from among the many available. The Company utilizes its proprietary CubeBiotools(TM) bioinformatics software to process and analyze microbial genomics information for target identification. Targets are chosen for further development based upon an evaluation of genetic, biochemical and microbial physiology data. The Company has developed VITATm, a technology to expeditiously validate targets for antiinfective drug therapy by analyzing the inhibition of a target during an established infection in a mouse model system using a method that has analogies to how an antibiotic inhibits it's target during an infection. The Company is currently focusing on implementing the technology to validate targets from clinically relevant pathogens such as Staphylococcus aureus.

         To date, the Company has developed over 100 proprietary antiinfective target assays that are currently being utilized in the discovery and characterization of lead compounds. The Company has broadened its target pipeline beyond its initial program based upon the aminoacyl-tRNA synthetase enzymes to include targets from a variety of functional areas. Some of the essential functions these targets play a role in include tRNA processing, protein synthesis, protein secretion, DNA replication, protein targeting and protein translocation. These assays were developed from organisms including Staphylococcus aureus, Enterococcus faecalis, Escherichia coli, Streptococcus pneumoniae, Haemophilus influenzae, Mycobacterium tuberculosis and Helicobacter pylori bacteria, Candida albicans and Pneumocystis carinii fungi and cultured human cells. A series of secondary and tertiary screens have also been developed to analyze compounds for whole cell activity and intracellular mechanism of action.

High Throughput Screening

Cubist utilizes state of the art technologies in automation, robotics and assay technologies to perform high-throughput screening of compound libraries to identify novel inhibitors. Thousands of compounds a day are screened in these assays. Inhibitors are further characterized using Cubist's secondary screening assays where increasingly stringent selection criteria are applied to identify drug candidates with the greatest potential for successful development.

         Molecules used in the Cubist screening program currently originate from four sources: (i) Cubist's proprietary rational design chemistry programs, (ii) Cubist's proprietary combinatorial chemistry programs, (iii) academic and industrial collaborations and (iv) commercial sources. Selection of these compounds was intended to provide broad chemical diversity and include compound classes which have traditionally yielded antibacterial and antifungal compounds. The Cubist combinatorial chemistry program generates two types of libraries, general and lead-specific. The general libraries are designed to provide Cubist with a diversity of molecular structures which can be used in conjunction with high-throughput screening to identify novel lead compounds which inhibit selected targets. Cubist constructs lead-specific libraries based on principles of rational drug design using structural templates demonstrated to interact with the target enzymes. A relational database is utilized to manage and analyze the high-throughput screening data and chemical compound structure information.

Medicinal Chemistry

Cubist optimizes the pharmaceutical properties of lead compounds, which have been identified by its high-throughput screening through the iterative use of medicinal chemistry and in vitro biological assays. The Company's medicinal chemistry efforts are directed towards increasing the throughput of synthesis of optimized analogues of specific lead compounds utilizing chemical technologies including focused arrays, combinatorial libraries and computational chemistry. Lead compounds enter a high-speed chemical analoging program which generates large numbers of structurally-related compounds. Analogs are evaluated for numerous biological properties including (i) spectrum of inhibitory potency against a given enzyme from a variety of pathogens, (ii) selectivity for the pathogen target versus the human homolog, (iii) inhibitory potency against multiple targets from a single pathogen and (iv) spectrum of activity against whole cells, including drug-resistant strains, to determine potential clinical indication. Cubist subsequently evaluates, in animal models, drug candidates exhibiting suitable potency, spectrum and selectivity to determine their pharmacological and toxicological properties. Novel chemical classes of leads with potent and selective enzyme activity and whole cell activity have been selected for focused optimization utilizing these technologies and are the basis of current medicinal chemistry programs.

The breadth and depth of the target validation and assay development program in combination with the high throughput screening capacity and medicinal chemistry optimization technologies provide multiple opportunities to discover novel chemical classes of antiinfectives.

Collaborative Agreements

                  The Company has entered into drug discovery and development collaboration agreements with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Merck & Co., Inc. ("Merck") to discover and develop novel antiinfectives. In these collaborations, the collaborators' respective compound libraries are screened against certain Cubist aminoacyl-tRNA synthetase targets. Chemical compound structures are optimized into pre-clinical and clinical development candidates. These collaborations have provided the Company with funding, research and development resources, and access to libraries of diverse compounds and clinical development, manufacturing and commercialization capabilities. Through December 31, 1997, these collaborative partners and others have provided the Company with $8.1 million of funding in the form of research support payments, technology licensing fees and milestone payments and with a $4.0 million equity investment.

         Bristol-Myers Squibb

         In June 1996, Cubist and Bristol-Myers Squibb entered into a Collaborative Research and License Agreement (the "Bristol-Myers Squibb Agreement") pursuant to which they agreed to collaborate to discover and develop novel antiinfective drugs from leads obtained by screening six of Cubist's aminoacyl-tRNA synthetase targets against Bristol-Myers Squibb's compound library. In connection with the collaboration, Bristol-Myers Squibb has made a $4.0 million equity investment in Cubist, has made $1.5 million in milestone payments and has made research support payments to Cubist. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." Under the terms of the Bristol-Myers Squibb Agreement, Cubist is entitled to receive additional research support payments and, if certain milestones are achieved, additional milestone payments from Bristol-Myers Squibb. Cubist has granted to Bristol-Myers Squibb an exclusive worldwide license to commercialize drugs resulting from this collaboration. The development, manufacture and worldwide sale of drugs resulting from the collaboration will be conducted by Bristol-Myers Squibb, and Cubist will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized from this collaboration.

         Merck

         In June 1996, the Company and Merck entered into a Collaborative Research and License Agreement (the "Merck Agreement") pursuant to which they agreed to collaborate to discover and develop novel antiinfective drugs from leads obtained by screening three of Cubist's aminoacyl-tRNA synthetase targets against Merck's compound library. In connection with the collaboration, Merck has made research support payments and has paid technology licensing fees to Cubist. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." Under the terms of the Merck Agreement, Cubist is entitled to receive additional research support payments and, if certain milestones are achieved, milestone payments from Merck. Cubist has granted Merck an exclusive worldwide license to commercialize drugs resulting from this collaboration. The development, manufacture and worldwide sale of drugs resulting from the collaboration will be conducted by Merck, and the Company will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized from this collaboration.

Other Collaborations

         To obtain access to a diversity of chemical compounds for the Company's internal drug discovery programs, Cubist has entered into screening agreements with ArQule, Inc., Genzyme Corporation and Pharmacopeia, Inc. pursuant to which Cubist screens such party's compound libraries against Cubist's proprietary targets. Cubist has also entered into a Collaborative Research Agreement with Novalon Pharmaceutical Corporation, a drug discovery company focused on the development and application of novel technologies to screen genomics targets and accelerate lead discovery. The agreement focuses on collaborative research by Cubist and Novalon to develop and execute specific screens for antiinfective drug discovery. Cubist will pay Novalon a percent of revenue received by Cubist that relates to the use of the technology and currently pays a monthly payment for research funding, salaries and supplies.

Patents and Proprietary Technology

         The Company seeks to protect its cloned targets, assays, organic synthetic processes, lead compounds, screening technology and certain other technology by, among other things, filing, or causing to be filed on its behalf, patent applications. Cubist has three issued U.S. patents, 18 pending U.S. patent applications and one pending international patent application. To date, the Company has received a notice of allowance for nine of these U.S. applications. Cubist has also licensed three U.S. patents. There can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future.

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

Government Regulation

         Overview

         The development, manufacture and marketing of drugs (including antibiotics) developed by the Company or its collaborative partners are subject to regulation by numerous governmental agencies in the United States, principally the FDA, by state and local governments, and in some instances by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the pre-clinical and clinical trials, safety, effectiveness, manufacture, labeling, storage, distribution, and promotion of drugs. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and is uncertain.

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

Competition

         The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, to market commercial products. There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete and noncompetitive.

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

Employees

         As of February 20, 1998, the Company had 66 full-time employees, 50 of whom were engaged in research and development and 16 of whom were engaged in management, administration and finance. Doctorates are held by 26 of the Company's employees. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced an employment-related work stoppage and considers its employee relations to be good.




Executive Officers of the Registrant

         The executive officers of the Company are as follows:


Name                                     Age   Position
-------------------------------        -----   ------------------------------------
Scott M. Rocklage, Ph.D.                 43    President, Chief Executive
                                                Officer and Director

Francis P. Tally, M.D.                   57    Executive Vice President, Scientific
                                                Affairs

Mark P. Carthy                           37    Vice President and Chief Business
                                                Officer

Dennis D. Keith, Ph.D.                   54    Vice President, Drug Discovery


Name                                     Age   Position
-------------------------------        -----   ------------------------------------
Frederick B. Oleson, Jr., D.Sc.          49    Vice President, Drug Development

Thomas A. Shea                           38    Senior Director of Finance &
                                                Administration,
                                                Treasurer

         Dr. Rocklage has served as President and Chief Executive Officer and as a member of the Board of Directors of the Company since July 1994. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Salutar, Inc., a diagnostic imaging company and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drugs Omniscan and Teslascan. Dr. Rocklage received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

         Mr. Carthy has served as Vice President and Chief Business Officer since April 1997. Mr. Carthy joined Cubist from Vertex Pharmaceuticals Inc., a biotechnology company, where he served most recently as Senior Director of Business Development. Prior to joining Vertex, Mr. Carthy managed the chemical filtration business for Millipore and was a member of the Mergers and Acquisitions Department at Shearson Lehman Hutton. Mr. Carthy holds a Masters Degree in Chemical Engineering from the University of Missouri and a Masters in Business Administration from Harvard Business School.

         Dr. Tally has served as Executive Vice President, Scientific Affairs since January 1997. From March 1995 to January 1997, he served the Company as Vice President of Research and Development. From 1986 to 1995, Dr. Tally served as Executive Director of Infectious Disease, Molecular Biology and Natural Products Research at the Lederle Laboratories of American Cyanamid/American Home Products, where he was responsible for worldwide clinical studies for piperacillin/tazobactam which was registered for sales in Europe in 1992, approved by the FDA in 1993 and marketed as Zosyn. From 1975 to 1986, he served as Senior Physician in Infectious Disease at the New England Medical Center and Associate Professor of Medicine at Tufts Medical Center. Dr. Tally received his A.B. in Biology from Providence College and his M.D. from George Washington University School of Medicine.

         Dr. Keith has served as Vice President, Drug Discovery since October 1997. Dr. Keith joined Cubist from Hoffman-La Roche Inc. where he served in various positions from 1971-1997, the most recent of which was Director of Antiinfective Chemistry. Dr. Keith received his B.S. in Chemistry from Bates College and his Ph.D. in Organic Chemistry from Yale University.

         Dr. Oleson has served as Vice President, Drug Development since November 1997. Prior to joining Cubist, Dr. Oleson served as an independent consultant from June 1997 to November 1997; Director of Preclinical Research at AutoImmune, Inc., a biotechnology company, from January 1997 to June 1997; Director, Toxicology and Preclinical Pharmacology at Biogen, Inc., a biotechnology company, from 1992 to 1997 and in various positions at Bristol-Myers Squibb from 1983 to 1992. Dr. Oleson was a key contributor in the development of the Biogen drug AVONEX and a key consultant in the development of Hirulog for The Medicines Company. Dr. Oleson received his B.S. in Biochemistry from Princeton University and a Doctor of Science in Physiology/Radiation Biology from Harvard University School of Public Health.

         Mr. Shea has served as Treasurer and Chief Accounting Officer since June 1996 and has served as Senior Director of Finance and Administration since December 1997. Previous to that he was Director of Finance and Administration. From 1987 to 1993, he served as Manager of Accounting/MIS and Budget and Financial Analyst at ImmuLogic Pharmaceutical Corporation, a biotechnology company. Mr. Shea received his B.S. in Accounting/Law from Babson College and his Masters in Business Administration from Suffolk University.





Risk Factors

         Stockholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors, in addition to the other information appearing in this Annual Report on Form 10-K.

         Early Stage of Product Development; No Assurance of Successful Commercialization. Since inception, the Company has generated no revenue from product sales. The Company's research and development programs are at an early stage, and the Company does not expect that any drugs resulting from its research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be commercially available for a significant number of years, if at all. The Company has one drug candidate in preclinical development and is currently in the process of optimizing lead candidates to select other drug candidates for preclinical development. To date, the Company has not, independently or with its collaborative partners, completed the optimization of any lead candidates. Any drug candidates developed by the Company will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. Only one of the Company's drug candidates has advanced to any phase of preclinical or clinical trials. There can be no assurance that the Company's approach to drug discovery, acting independently or with the efforts of any collaborative partner of the Company, will be effective or will result in the development of any drug. The Company's drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that any or all of the Company's drug candidates will be found to be unsafe, ineffective or toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that these drug candidates, if safe and effective, will be difficult to develop into commercially viable drugs or to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such drugs; or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable drugs would have a material adverse effect on the Company's business, operating results and financial condition.

         Uncertainty Due to Unproven Technology. The Company's drug discovery approach faces technical issues which have not been resolved and requires the development of multiple novel technologies to create a successful drug candidate. While the Company has demonstrated that certain compounds have the ability to inhibit the activity of certain molecular targets, the Company has not proven that this activity can be utilized clinically as a therapeutic. Furthermore, there can be no assurance that the inhibitory activity already demonstrated in primary screening will continue to be encouraging in further screening or drug discovery studies. The Company has not tested any drug candidates developed from the Company's drug discovery program in humans, and there can be no assurance that there will be clinical benefits associated with any such drug candidates. Furthermore, there can be no assurance that the Company will successfully address these technological challenges or others that may arise in the course of development. Any failure of the Company to anticipate or respond adequately to technological developments will have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to employ its drug discovery approach successfully.

         Dependence on Collaborative Partners and Others. A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. The Company is a party to collaborative agreements with Bristol-Myers Squibb and Merck (collectively, the "Collaborative Agreements"). Under the Collaborative Agreements, each of Bristol-Myers Squibb and Merck is responsible for (i) providing libraries of compounds for screening against certain of the Company's aminoacyl-tRNA synthetase targets, (ii) selecting, in collaboration with Cubist, compounds determined to be leads in the screening for subsequent development,
(iii) conducting preclinical and clinical trials and obtaining required regulatory approvals of drug candidates, and (iv) manufacturing and commercializing resulting drugs. As a result, the Company's receipt of revenues (whether in the form of continued research funding, drug development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the decisions made by the manufacturing and marketing resources of its collaborative partners. The Company's collaborative partners are not obligated to develop or commercialize any drug candidates resulting from the Collaborative Agreements. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company is not within the Company's control. Moreover, certain drug candidates discovered by the Company may be viewed by the Company's collaborative partners as competitive with such partners' drugs or drug candidates. Accordingly, there can be no assurance that the Company's collaborative partners will elect to proceed with the development of drug candidates which the Company believes to be promising or that they will not pursue their existing or alternative technologies in preference to such drug candidates. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently, or with third parties, drugs that could compete with drugs of the types contemplated by the Collaborative Agreements, or that disagreements over rights or technology or other proprietary interests will not occur.

         If any of the Company's collaborative partners breaches or terminates its agreement with the Company, or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of any drug candidate or research program under these Collaborative Agreements may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. Any such event could materially adversely affect the Company's financial condition, intellectual property position and operations. In addition, there have been a significant number of recent consolidations among pharmaceutical companies. Such consolidations among the companies with which the Company is collaborating could result in the diminution or termination of, or delays in, the development or commercialization of drug candidates or research programs under one or more of the Collaborative Agreements.

         Additional Financing Requirements; Uncertainty of Available Funding. The Company will require substantial additional funds for its drug discovery and development programs, for operating expenses, for pursuing regulatory clearances, for the development of manufacturing, marketing and sales capabilities and for prosecuting and defending its intellectual property rights before it can expect to realize significant revenues from commercial sales. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require the Company to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that the Company would not otherwise issue or relinquish in order to continue independent operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability. The Company has incurred a cumulative operating loss of approximately $23.0 million through December 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop target assays, acquisition and chemical optimization of compounds, automated high throughput screening and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical trials and development of manufacturing, marketing and sales capabilities. In the next few years, the Company's revenues may be limited to research support payments under the Collaborative Agreements and any amounts received under other research or drug development collaborations that the Company has established or will establish. There can be no assurance, however, that the Company will be able to establish any additional collaborative relationships on terms acceptable to the Company or maintain in effect the current Collaborative Agreements. The Company's ability to achieve significant revenue or profitability is dependent on its or its collaborative partners' ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for the drug candidates and to manufacture and commercialize the resulting drugs. The Company will not receive revenues or royalties from commercial sales for a significant number of years, if at all. Failure to receive significant revenues or achieve profitable operations would impair the Company's ability to sustain operations. There can be no assurance that the Company will ever successfully develop, commercialize, patent, manufacture and market any products, obtain required regulatory approvals or achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Uncertainty of Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its drug candidates and processes, preserve its trade secrets and operate without infringing the proprietary rights of third parties. Because of the length of time and expense associated with bringing new drug candidates through the development and regulatory approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. There can be no assurance that any additional patents will issue from any of the patent applications owned by, or licensed to, the Company. Further, there can be no assurance that any rights the Company may have under issued patents will provide the Company with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. There can be no assurance that any existing or future patents issued to, or licensed by, the Company will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted, or may be granted, covering products or processes that are necessary or useful to the development of the Company's drug candidates. If the Company's drug candidates or processes are found to infringe upon the patents, or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, the Company may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, or at all. There has been significant litigation in the industry regarding patents and other proprietary rights. If the Company becomes involved in litigation regarding its intellectual property rights or the intellectual property rights of others, the potential cost of such litigation and the potential damages that the Company could be required to pay could be substantial.

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

         Uncertainty Associated with Preclinical and Clinical Testing. Before obtaining regulatory approvals for the commercial sale of any of the Company's potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. The Company is dependent on its collaborative partners to conduct clinical trials for the drug candidates resulting from the Collaborative Agreements and may become dependent on other third parties to conduct future clinical trials of its internally developed drug candidates. The Company has no experience in conducting preclinical or clinical trials, and preclinical or clinical trials have been commenced with respect to only one of the Company's drug candidates and none of the drug candidates being developed jointly by the Company and its collaborative partners. Furthermore, there can be no assurance that preclinical or clinical trials of any drug candidates will demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and would have a material adverse effect on the Company's business, operating results and financial condition.

         No Assurance of Market Acceptance. There can be no assurance that any drugs successfully developed by the Company, independently or with its collaborative partners, if approved for marketing, will achieve market acceptance. The antiinfective drugs which the Company is attempting to develop will compete with a number of well-established antiinfective drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by the Company will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of the Company's drug candidates, their potential advantage over existing therapies and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients or the medical community in general will accept and utilize any drugs that may be developed by the Company independently or with its collaborative partners.

         Intense Competition. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, to market commercial products. There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete and noncompetitive.

         In addition, some of the Company's competitors have greater experience than the Company in conducting preclinical trials and obtaining U.S. FDA and other regulatory approvals. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trails, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

         Impact of Extensive Government Regulation. The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed preclinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures to establish their safety and efficacy. All of the Company's drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of the Company's drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. There can be no assurance as to when Cubist, independently or with its collaborative partners, might first submit an IND for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products.

         The effect of government regulation may be to delay marketing of the Company's potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon the Company's activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect the Company's marketing as well as the Company's ability to generate significant revenues from commercial sales. There can be no assurance that FDA or other regulatory approvals for any drug candidates developed by the Company will be granted on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if initial regulatory approvals for the Company's drug candidates are obtained, the Company, its drugs and its manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. The regulatory standards are applied stringently by the FDA and other regulatory authorities and failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

         The FDA has developed two "fast track" policies for certain new drugs (including antibiotics), one policy for expedited development and review and one policy for accelerated approval. The expedited development and review policy applies to new drug therapies that are intended to treat persons with life-threatening and severely debilitating illnesses, especially where no satisfactory alternative therapy exists. The accelerated approval policy applies to certain new drugs that are intended to treat persons with serious or life-threatening illnesses that provide a meaningful therapeutic benefit to patients over existing treatments. There can be no assurance that any drug candidate contemplated by the Company will qualify for the FDA's various fast track or priority approval policies. Nor can there be any assurance that such policies will remain as currently implemented by the FDA. As with many biotechnology and pharmaceutical companies, the Company is subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could materially adversely affect the Company's business, operating results and financial condition. The Company is subject to periodic inspections and has not received notice of any material violations of any environmental or safety law or regulation.

         Dependence on Key Personnel. The Company is highly dependent upon the efforts of its senior management and scientific team, including its President and Chief Executive Officer. Although Dr. Rocklage has entered into an employment agreement with the Company, the terms of the employment agreement provide that Dr. Rocklage may terminate his employment with the Company at any time upon thirty days' written notice. None of the Company's other executive officers or key employees has entered into an employment agreement with the Company. The loss of the services of one or more of these individuals might impede the achievement of the Company's development objectives. Because of the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. Loss of the services of, or failure to recruit, key scientific and technical personnel could adversely affect the Company's business, operating results and financial condition.

         Lack of Manufacturing, Marketing and Sales Capability and Experience. Cubist has not yet made any significant investment in the development of manufacturing, marketing or sales capabilities. The Company has no experience in manufacturing of products in accordance with Good Manufacturing Practices ("GMP") as prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for clinical trials. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical trials with the Company's drug candidates will be adversely affected, resulting in delays in the submission of drug candidates for regulatory approvals and in the initiation of new development programs, which in turn could materially impair Cubist's competitive position and the possibility of achieving profitability.

         The Company has no experience in marketing drugs. The Company has granted marketing rights to its collaborative partners with respect to drugs developed through the Collaborative Agreements. The Company may seek to collaborate with a third party to market those drugs for which it has retained or licensed marketing rights or may seek to market and sell such drugs directly. If the Company seeks to collaborate with a third party, there can be no assurance that a collaborative agreement can be reached on acceptable terms. If the Company seeks to market and sell such drugs directly, the Company will need to hire additional personnel skilled in marketing and sales as it develops drugs with commercial potential. There can be no assurance that the Company will be able to acquire, or establish third-party relationships to provide, any or all of these capabilities.

         Reimbursement and Drug Pricing Uncertainty. The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of the Company's drug candidates will depend substantially on reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or elsewhere will be available for any drugs the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's drugs, thereby adversely affecting the Company's business. If reimbursement is not available or is available only to limited levels, there can be no assurance that the Company will be able to obtain collaborative partners to manufacture and commercialize drugs, or would be able to obtain a sufficient financial return on its own manufacture and commercialization of any future drugs.

         Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect the Company's ability to sell any of its drugs if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

         Potential Product Liability and Availability of Insurance. The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of the Company's drug candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks will expand with respect to the Company's drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance for the biotechnology industry is generally expensive, if available at all. The Company does not have product liability insurance but intends to obtain such coverage if and when its drug candidates are tested in clinical trials. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to obtain insurance coverage at acceptable costs or in a sufficient amount, at all, or that a product liability claim would not adversely affect the Company's business, operating results or financial condition.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's headquarters and research and development facilities are located in a 24,000 square foot facility leased by the Company in Cambridge, Massachusetts at 24 Emily Street. The Company believes that this space will be adequate for its research and drug development activities for at least the next year.





ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997.

PART II

ITEM 5.           MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Market Information

         Since October 25, 1996, the effective date of the Company's initial public offering, the Company's common stock has been traded on the Nasdaq National Market under the symbol "CBST". Prior to such date, no established public trading market existed for the Company's common stock. The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's common stock as reported by the Nasdaq National Market.

                                                               High        Low
                                                              -------    -------
                      1996
    Fourth Quarter (commencing on October 25, 1996) . . . .   $  7.00     $ 5.50
                      1997

                                                               High        Low
                                                              -------    -------

         First Quarter                                         $13.00     $ 6.00
         Second Quarter                                        $10.25     $ 6.00
         Third Quarter                                         $ 7.50     $ 5.00
         Fourth Quarter                                        $ 8.25     $ 4.88

Holders

         As of March 3, 1998, the Company had approximately 150 stockholders of record. This does not reflect persons or entitles who hold their stock in nominee or "street" name through various brokerage firms.



Dividends

         The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.



Recent Sales of Unregistered Securities

         Described below is information regarding all securities of the Company sold by the Company during the fiscal year ended December 31, 1997, which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         In July 1997, the Company issued and sold an aggregate of 979,591 shares of Common Stock to International Biotechnology Trust plc ("IBT") and H&Q Capital Management ("H&Q") at a purchase price of $6.125 per share. The issuance and sale of such shares of Common Stock were made in reliance on Section 4(2) of the Securities Act.

ITEM. 6.          SELECTED FINANCIAL DATA


                                                                  Years ended December 31,
                                                           (in thousands, except per share data)
                                                  -------------------------------------------------------
                                                     1997        1996        1995       1994       1993
                                                  ---------    --------    --------   --------   --------
Statement of Operations Data:
Total revenues..................................  $   2,733    $  4,985    $  1,271   $   --     $   --
Research and development
 expenses .......................................     9,341       6,871       4,965      3,309      1,169
General and administrative expenses .............     3,292       1,989       1,708      1,449        547
Other income ....................................     1,833        --          --         --         --
Net loss ........................................    (7,265)     (3,799)     (5,396)    (4,813)    (1,688)
Basic and diluted net loss
 per share ...................................... $   (0.73)   $  (1.49)   $  (5.47)  $  (7.61)  $  (3.50)
Weighted average number of common
 shares outstanding .............................     9,995       2,554         986        633        482

                                                                   Years ended December 31,
                                                                        (in thousands)
                                                  -------------------------------------------------------
                                                     1997        1996        1995       1994       1993
                                                  ---------    --------    --------   --------   --------
Balance Sheet Data:
Cash and cash equivalents and short
 and long-term investments .....................  $ 18,116    $ 19,329     $ 3,056     $ 1,221   $ 4,457
Total assets ...................................    21,673      23,452       7,048       4,250     7,241
Long-term obligations ..........................     1,105       1,053       1,257       2,032     1,164
Stockholder's equity ...........................    19,063      20,299       4,895         823     5,488






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

         On November 7, 1997, the Company entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which the Company acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, the Company has paid to Eli Lilly an upfront license fee in cash, and if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of Common Stock to Eli Lilly. In addition, the Company will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. Daptomycin is a novel, natural product being developed for the treatment of Staphylococcus aureus and enterococcus infections in humans. The Company anticipates that it will begin clinical trials of daptomycin in the fourth quarter of 1998 or the first quarter of 1999.

         The Company and Novalon Pharmaceutical Corporation ("Novalon") entered into a collaborative research agreement on May 5, 1997 to accelerate and broaden the development of technologies to screen genomic targets. On September 29, 1997, the Company extended its collaboration with Novalon through February 2001. The extended collaboration will focus on utilizing these targets to identify lead compounds active against the Company's antibacterial and antifungal targets. In addition, the Company agreed to terminate its option to acquire Novalon and sold its existing equity position back to Novalon for $2.0 million resulting in a gain of $1.8 million included in other income. In connection with such transaction, the Company was granted an option to purchase up to twenty percent of the outstanding shares of Novalon from existing shareholders. This option is at a price of $6.00 per share expiring in August of 1998. The Company will pay Novalon a percent of revenues received by the Company that relates to the use of the technology and currently pays a monthly fee for research funding to Novalon.

         On September 25, 1997, the Company expanded its research collaboration with Merck, adding additional aminoacyl-tRNA synthetase targets that are proprietary to the Company and Merck's natural products compound library to the drug discovery program. Under the terms of this expansion, Merck will pay the Company for additional research support beyond the original agreement.

         The Company has considered the impact of the year 2000 as it relates to the programming within the Company's computer and operating systems and does not believe there is a significant risk to the Company.

Results of Operations

Years Ended December 31, 1997 and 1996

         Revenues. Total revenues in the year ended December 31, 1997 were $2,733,000 compared to $4,985,000 in the year ended December 31, 1996, a decrease of $2,252,000 or 45.2%. The revenue earned in the year ended December 31, 1997 consisted of $2,025,000 in research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations; a $500,000 milestone payment from the Bristol-Myers Squibb collaboration; and $208,000 in SBIR funding. The revenue earned in the year ended December 31, 1996 primarily consisted of a $1,500,000 technology licensing fee from the Merck collaboration; $2,116,000 in research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations; $1,000,000 in milestone payments from the Bristol-Myers Squibb collaboration; and $369,000 in SBIR funding. The decrease in revenues in the year ended December 31, 1997 as compared to the year ended December 31, 1996 was primarily due to the one-time technology license fee from Merck in the amount of $1,500,000 in 1996; the decrease of research support funding primarily due to the termination of the Pfizer collaboration in 1997; and reduced milestone payments from the Bristol-Myers Squibb collaboration during 1997.

         Research and Development Expenses. Total research and development expenses in the year ended December 31, 1997 were $9,341,000 compared to $6,871,000 in the year ended December 31, 1996, an increase of $2,470,000 or 35.9%. The increase was largely due to (i) amortization of the Company's purchase option in Novalon, (ii) purchases of laboratory research supplies associated with additional equipment, and (iii) a license fee associated with worldwide rights to develop, manufacture and market daptomycin and expenses associated with the development and manufacture of daptomycin from Eli Lilly, and (iv) increased personnel and related supplies engaged in the research and development programs.

         General and Administrative Expenses. General and administrative expenses in the year ended December 31, 1997 were $3,292,000 compared to $1,989,000 in the year ended December 31, 1996, an increase of $1,303,000 or 65.5%. The increase was largely due to (i) increased costs related to additional executive staff personnel and recruiting, (ii) increased costs of premiums for directors' and officers' insurance, (iii) increased investor and public relation expenses and (iv) increased legal expenses primarily associated with licensing and patent activities.

         Interest Income and Expense. Interest income in the year ended December 31, 1997 was $1,039,000 compared to $306,000 in year ended December 31, 1996, an increase of $733,000 or 239.5%. The increase in interest income was due primarily to higher average cash, cash equivalent and investment balances during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Interest expense in the year ended December 31, 1997 was $237,000 as compared to $229,000 during the year ended December 31, 1996.

         Other Income. Other income in the year ended December 31, 1997 was $1,833,000 and consisted entirely of gain on the sale of the Company's equity position in Novalon.

         Net Loss. The net loss for the year ended December 31, 1997 was $7,265,000 compared to $3,799,000 during the year ended December 31, 1996, an increase of $3,466,000 or 91.2%. The increase, which was offset in part by the gain on the sale of the Company's equity position in Novalon, was primarily due to (i) a decrease in revenues during the year ended December 31, 1997, as described above, (ii) an increase in expenses incurred by the Company to support the advancement of the Company's internal research programs, (iii) an increase in expenses incurred associated with the licensing of daptomycin from Eli Lilly,
(iv) amortization expense incurred by the Company associated with its investment in Novalon and (v) increased costs associated with the Company's investor and public relations program.

Results of Operations

Years ended December 31, 1996 and 1995

         Revenues. Total revenues in the year ended December 31, 1996 were $4,985,000 compared to $1,271,000 in the year ended December 31, 1995, an increase of $3,714,000 or 292.2%. The revenue earned in the year ended December 31, 1996 primarily consisted of $1,500,000 in technology licensing fees from the Merck collaboration; $2,116,000 in research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations; $1,000,000 in milestone payments from the Bristol-Myers Squibb collaboration; and $369,000 in SBIR grants. In the year ended December 31, 1995, revenues consisted of $500,000 in technology licensing fees and $488,000 in research support funding from the Pfizer collaboration and $283,000 from SBIR Phase I grant funding.

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

         Interest Income and Expense. Interest income in the year ended December 31, 1996 was $306,000 compared to $239,000 in the year ended December 31, 1995, an increase of $67,000 or 28.0%. The increase in interest income was due to an increase in the average cash, cash equivalent and investment balance during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Interest expense was $229,000 in the year ended December 31, 1996 as compared to $233,000 during the year ended December 31, 1995.

         Net Loss. The net loss for the year ended December 31, 1996 was $3,799,000 compared to $5,396,000 for the year ended December 31, 1995, a decrease of $1,597,000 or 29.6%. The decrease was primarily due to the increased revenues associated with the Bristol-Myers Squibb, Merck and Pfizer collaborations, which were offset only in part by additional expenses incurred to support the advancement of the Company's internal research programs.



Liquidity and Capital Resources

         Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at December 31, 1997 was $18,116,000 compared to $19,329,000 at December 31, 1996.

         On July 18, 1997, the Company completed a private equity financing in which the Company raised $6.0 million before offering expenses of $96,161 by issuing 979,591 common shares at $6.125 per share.

         On September 29, 1997, the Company received a cash payment of $2.0 million from Novalon in connection with the sale of the Company's equity position in Novalon.

         Through December 31, 1997, the Company had invested an aggregate of $5,893,000 (of which $995,000 was invested during the year then ended) in property and equipment, primarily in facility renovations an laboratory equipment under capital leases. The obligations under capital leases at December 31, 1997 were $1,553,000. Minimum annual principal payments due under capital leases total $559,000 in 1998. Principal payments are scheduled to decline each year thereafter until expiration in 2001. The Company made principal payments under its capital lease obligations of $695,000 in the year ended December 31, 1997. The Company expects its capital expenditures in 1998 to be approximately $1,000,000, consisting of laboratory and other equipment purchases.

         The Company believes that its existing capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements as currently planned through mid-1999. The Company's actual cash requirements may vary materially from those now planned and will depend on numerous factors. There can be no assurance that the Company's existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements during such period. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.



Earnings Per Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards 128 (SFAS 128) "Earnings per Share", which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. At December 31, 1997, the Company had 802,468 options and 86,619 warrants outstanding. Adoption of this statement has not affected the amounts presented in any period because the effect of including these equity instruments would be anti-dilutive.

         Prior to the adoption of this statement, all common and common equivalent shares issued during the twelve month period prior to the filing of the initial public offering ("cheap stock") were included in the calculation of basic and diluted earnings per share as if they were outstanding for all periods presented. Adoption of this statement, and the related guidance set out in Securities and Exchange Commission Staff Bulletin No. 98, has eliminated the inclusion of cheap stock from the calculation of basic and diluted earnings per share prior to issuance of the securities. Accordingly, basic and diluted earnings per share in 1996 and 1995 have been restated from $(1.39) and $(3.99), respectively.

Recent Pronouncements

         The FASB recently issued Statement of Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company believes the implementation of this statement will not have a material impact on the financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

                  None.

ITEM 8.           FINANCIAL STATEMENTS

CUBIST PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                                                                        Page
                                                                                                                       ------
        Report of Independent Accountants.............................................................................    33

        Balance Sheets as of December 31, 1997 and 1996...............................................................    34

        Statements of Operations for the years ended December 31, 1997, 1996 and 1995.................................    35

        Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.................................    36

        Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995............    37

        Notes to Financial Statements.................................................................................    40

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

         We have audited the accompanying balance sheets of Cubist Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Boston, Massachusetts                                  COOPERS & LYBRAND L.L.P.
January 19, 1998

CUBIST PHARMACEUTICALS, INC.

BALANCE SHEETS

                                                                     December 31,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
ASSETS
Current Assets:
         Cash and cash equivalents ......................   $  2,837,600    $ 19,329,353
         Short-term investments .........................      6,709,623            --
         Accounts receivable ............................         53,333         505,267
         Prepaid expenses and other current assets ......        142,635         286,642
                                                            ------------    ------------
         Total current assets ...........................      9,743,191      20,121,262
Property and equipment ..................................      5,893,101       4,898,538
         Less: Accumulated depreciation and
              amortization ..............................     (2,712,341)     (1,741,152)
                                                            ------------    ------------
         Property and equipment, net ....................      3,180,760       3,157,386
Long-term investments ...................................      8,569,107            --
Other assets ............................................        180,294         173,799
                                                            ------------    ------------
                  Total assets ..........................   $ 21,673,352    $ 23,452,447
                                                            ------------    ------------
                                                            ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable ...............................   $    275,260    $    741,409
         Accrued expenses ...............................        492,304         484,732
         Deferred revenue ...............................           --           126,900
         Current portion of long-term debt ..............        189,730         188,062
         Current portion of capital lease obligations ...        548,351         559,767
                                                            ------------    ------------
                  Total current liabilities .............      1,505,645       2,100,870
Long-term debt, net of current portion ..................        100,072         291,683
Long-term capital lease obligation, net of current
         portion ........................................      1,004,969         761,284
                                                            ------------    ------------
                  Total liabilities .....................      2,610,686       3,153,837
                                                            ------------    ------------
Commitments (Note J)

Stockholders' Equity:
Preferred Stock non-cumulative; convertible, $.001
     par value; authorized 5,000,000 shares, 1997 and
     1996; issued and outstanding 1997 and 1996 no shares           --              --
Common Stock, $.001 par value; authorized
     25,000,000 shares, 1997 and 1996;
     issued and outstanding 1997 10,580,555 shares;
     issued and outstanding 1996 9,544,373 shares .......         10,581           9,544
Additional paid-in capital ..............................     42,047,966      36,019,608
Accumulated deficit .....................................    (22,995,881)    (15,730,542)
                                                            ------------    ------------
                  Total stockholders' equity ............     19,062,666      20,298,610
                                                            ------------    ------------
                  Total liabilities and stockholders'
                  equity ................................   $ 21,673,352    $ 23,452,447
                                                            ------------    ------------
                                                            ------------    ------------


The accompanying notes are an integral part of the financial statements.

CUBIST PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

                                                           For the Years Ended December 31,
                                                     --------------------------------------------
                                                         1997            1996            1995
                                                     ------------    ------------    ------------
Sponsored research revenues ......................   $  2,733,083    $  4,985,052    $  1,271,333
Operating expenses:
         Research and development ................      9,340,928       6,871,149       4,964,876
         General and administrative ..............      3,292,241       1,989,284       1,708,513
                                                     ------------    ------------    ------------
                  Total operating expenses .......     12,633,169       8,860,433       6,673,389
Interest income ..................................      1,038,532         306,017         239,030
Interest expense .................................       (237,119)       (229,305)       (232,980)
Other income (Note E) ............................      1,833,334            --              --
                                                     ------------    ------------    ------------
         Net loss ................................   $ (7,265,339)   $ (3,798,669)   $ (5,396,006)
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------
Basic and diluted net loss per common share ......   $      (0.73)   $      (1.49)   $      (5.47)
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------
Weighted average number of common shares for basic
 and diluted net loss per common share ...........      9,994,718       2,553,999         986,255
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------


The accompanying notes are an integral part of the financial statements.

CUBIST PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                           --------------------------------------------
                                                                1997           1996            1995
                                                           ------------    ------------    ------------
Cash flows for operating activities:
     Net loss ..........................................   $ (7,265,339)   $ (3,798,669)   $ (5,396,006)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Gain on sale of equity interest ................     (1,833,334)           --              --
        Amortization of equity interest ................        833,334            --              --
         Depreciation and amortization .................      1,057,887         740,408         570,556
         Changes in assets and liabilities:
              Accounts receivable ......................        451,934         482,733        (988,000)
              Prepaid expenses and other current assets         144,007        (219,646)         15,713
              Other assets .............................         (6,495)        (15,228)         (8,390)
              Accounts payable and accrued expenses ....       (458,577)        911,622        (708,104)
              Deferred revenue .........................       (126,900)        126,900            --
                                                           ------------    ------------    ------------
                  Total adjustments ....................         61,856       2,026,789      (1,118,225)
                                                           ------------    ------------    ------------
Net cash used for operating activities .................     (7,203,483)     (1,771,880)     (6,514,231)
                                                           ------------    ------------    ------------
Cash flows for investing activities:
     Purchase of equipment .............................       (899,810)       (640,329)           --
     Leasehold improvements ............................        (94,753)       (423,256)        (99,325)
     Purchase of equity interest .......................     (1,000,000)           --              --
     Proceeds from sale of equity interest .............      2,000,000            --              --
     Purchase of short-term investments ................    (22,686,443)           --        (3,942,610)
     Redemption and maturities of short-term investments     15,976,820       1,006,569       2,936,041
     Purchase of long-term investments .................     (8,569,107)           --              --
                                                           ------------    ------------    ------------
Net cash used for investing activities .................    (15,273,293)        (57,016)     (1,105,894)
                                                           ------------    ------------    ------------
Cash flows from financing activities:
     Issuance of stock .................................      5,942,697      19,146,448       8,467,928
     Proceeds from long-term debt ......................           --              --           345,500
     Repayments of long-term debt ......................       (189,943)       (168,565)       (141,130)
     Proceeds from capital lease financing .............        927,686         599,593          94,671
     Principal payments of capital lease obligations ...       (695,417)       (468,782)       (318,272)
                                                           ------------    ------------    ------------
Net cash provided by financing activities ..............      5,985,023      19,108,694       8,448,697
                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...    (16,491,753)     17,279,798         828,572
Cash and cash equivalents at beginning of year .........     19,329,353       2,049,555       1,220,983
                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year ...............   $  2,837,600    $ 19,329,353    $  2,049,555
                                                           ------------    ------------    ------------
                                                           ------------    ------------    ------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest ............   $    237,119    $    229,305    $    232,980


The accompanying notes are an integral part of the financial statements.

CUBIST PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1997, 1996 and 1995




                                # of Shares     # of Shares      # of Shares     # of Shares     # of Shares  $
                                Preferred A     Preferred B      Preferred C     Preferred D       Common     Preferred
                                -----------     -----------      -----------     -----------     -----------  -----------
12/31/94 Balance ..........      5,000,000      14,733,370            --              --           910,027   $     19,733
                                 ---------      ----------                                         -------   ------------
                                 ---------      ----------                                         -------   ------------
Series C Preferred Stock
    par $.001 at $.60 share                                       15,017,813                                 $     15,018
Series C Preferred Stock
    Offering Expenses .....
Common Stock par $.007
    at $.35 and $.42 share                                                                         114,082
Exercise of Common Stock
    Options ...............                                                                            785
Repurchase of Common
    Stock .................                                                                         (8,232)
Repayment of Notes
    Receivable Preferred
    Series B ..............
Notes Receivable Common
    Stock .................
Forgiveness of Promissory
    Notes .................
Issuance of Stock
    Options ...............
Amortization of Deferred
    Compensation ..........
Net Loss ..................
                                 ---------      ----------      ----------                       ---------   ------------
12/31/95 Balance ..........      5,000,000      14,733,370      15,017,813            --         1,016,662   $     34,751
                                 ---------      ----------      ----------                       ---------   ------------
                                 ---------      ----------      ----------                       ---------   ------------

                                                 $
                                                 Additional Paid-in Capital                    $               $
                                                 ------------------------------------------
                                  $              Issuance of    Notes          Deferred        Accumulated     Stockholders'
                                  Common         Shares         Receivable     Compensation    Deficit         Equity
                                  -----------   ------------   ------------    ------------    ------------    ------------
12/31/94 Balance ..........      $        910   $  7,981,632   $   (632,527)   $    (11,030)   $ (6,535,867)   $    822,851
                                 ------------   ------------   ------------    ------------    ------------    ------------
                                 ------------   ------------   ------------    ------------    ------------    ------------
Series C Preferred Stock
    par $.001 at $.60 share                        8,995,670                                                      9,010,688
Series C Preferred Stock
    Offering Expenses .....                          (45,787)                                                       (45,787)
Common Stock par $.007
    at $.35 and $.42 share                114         47,274                                                         47,388
Exercise of Common Stock
    Options ...............                 1            274                                                            275
Repurchase of Common
    Stock .................                (8)        (2,873)                                                        (2,881)
Repayment of Notes
    Receivable Preferred
    Series B ..............                                         435,000                                         435,000
Notes Receivable Common
    Stock .................                                          (4,989)                                         (4,989)
Forgiveness of Promissory
    Notes .................                                          23,615                                          23,615
Issuance of Stock
    Options ...............                           28,020                        (28,020)
Amortization of Deferred
    Compensation ..........                                                           4,619                           4,619
Net Loss ..................                                                                      (5,396,006)     (5,396,006)
                                 ------------   ------------   ------------    ------------    ------------    ------------
12/31/95 Balance ..........      $      1,017   $ 17,004,210   $   (178,901)   $    (34,431)   $(11,931,873)   $  4,894,773
                                 ------------   ------------   ------------    ------------    ------------    ------------
                                 ------------   ------------   ------------    ------------    ------------    ------------

The accompanying notes are an integral part of the financial statements.

CUBIST PHARMACEUTICALS, INC.

For the Years Ended December 31, 1997, 1996 and 1995




                                # of Shares     # of Shares      # of Shares     # of Shares     # of Shares  $
                                Preferred A     Preferred B      Preferred C     Preferred D       Common     Preferred
                                -----------     -----------      -----------     -----------     -----------  -----------
Series D Preferred Stock par
 $.001 at $1.42 share,  net
 of expenses ................                                                      2,816,902                       2,817
Conversion of Preferred Stock
   to Common Stock par $.001    (5,000,000)    (14,733,370)      (15,017,813)     (2,816,902)      5,366,849     (37,568)
Exercise of Stock Options ...                                                                         58,244
Repurchase of Common
    Stock ...................                                                                        (36,634)
Initial Public Offering, net
 of expenses ................                                                                      3,139,252
Forgiveness of Promissory
    Notes ...................
Issuance of Common Stock
   Options and Warrants .....
Amortization of Deferred
    Compensation ............
Net Loss ....................
                                                                                                   ---------
12/31/96 Balance ............        --            --                --               --           9,544,373           --
                                                                                                   ---------
                                                                                                   ---------

                                                 $
                                                 Additional Paid-in Capital                    $               $
                                                 ------------------------------------------
                                  $              Issuance of    Notes          Deferred        Accumulated     Stockholders'
                                  Common         Shares         Receivable     Compensation    Deficit         Equity
                                  -----------   ------------   ------------    ------------    ------------    ------------
Series D Preferred Stock par
 $.001 at $1.42 share,  net
 of expenses ................                      3,941,727                                                     3,944,544
Conversion of Preferred Stock
   to Common Stock par $.001          5,367           32,201                                                             0
Exercise of Stock Options ...            58           35,232                                                        35,290
Repurchase of Common
    Stock ...................           (37)         (12,273)                                                      (12,310)
Initial Public Offering, net
 of expenses ................         3,139       15,151,343                                                    15,154,482
Forgiveness of Promissory
    Notes ...................                                       24,442                                          24,442
Issuance of Common Stock
   Options and Warrants .....                        101,378                      (101,378)                              0
Amortization of Deferred
    Compensation ............                                                       56,058                          56,058
Net Loss ....................                                                                   (3,798,669)     (3,798,669)
                                -----------     ------------   -----------    ------------    ------------    ------------
12/31/96 Balance ............   $     9,544     $ 36,253,818   $  (154,459)   $    (79,751)   $(15,730,542)   $ 20,298,610
                                -----------     ------------   -----------    ------------    ------------    ------------
                                -----------     ------------   -----------    ------------    ------------    ------------


The accompanying notes are an integral part of the financial statements.

CUBIST PHARMACEUTICALS, INC.

For the Years Ended December 31, 1997, 1996 and 1995




                                # of Shares     # of Shares      # of Shares     # of Shares     # of Shares  $
                                Preferred A     Preferred B      Preferred C     Preferred D       Common     Preferred
                                -----------     -----------      -----------     -----------     -----------  -----------
Exercise of Stock Option                                                                             57,981
Repurchase of Common
 Stock ..................                                                                            (1,390)
Issuance of Common Stock,
 net of offering expenses                                                                           979,591
Amortization of Deferred
 Compensation ...........
Forgiveness of
 Promissory  Notes ......
Net Loss ................
                                                                                                  ----------
12/31/97 Balance ........           --               --              --               --          10,580,555        --
                                                                                                  ----------
                                                                                                  ----------

                                                 $
                                                 Additional Paid-in Capital                    $               $
                                                 ------------------------------------------
                                  $              Issuance of    Notes          Deferred        Accumulated     Stockholders'
                                  Common         Shares         Receivable     Compensation    Deficit         Equity
                                  -----------   ------------   ------------    ------------    ------------    ------------
Exercise of Stock Option         $         58   $    119,320                                                   $    119,378
Repurchase of Common
 Stock ..................                  (1)          (519)                                                          (520)
Issuance of Common Stock,
 net of offering expenses                 980      5,902,859       (80,000)                                       5,823,839
Amortization of Deferred
 Compensation ...........                                           20,000           43,924                          63,924
Forgiveness of
 Promissory  Notes ......                                           22,774                                           22,774
Net Loss ................                                                                        (7,265,339)     (7,265,339)
                                 ------------   ------------   -----------      -----------    ------------    ------------
12/31/97 Balance ........        $     10,581   $ 42,275,478   $  (191,685)     $   (35,827)   $(22,995,881)   $ 19,062,666
                                 ------------   ------------   -----------      -----------    ------------    ------------
                                 ------------   ------------   -----------      -----------    ------------    ------------


The accompanying notes are an integral part of the financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

     Short-term Investments

         Short-term investments, with an original maturity of more than three months and less than one year when purchased, consisted of certificates of deposit and investment-grade commercial paper at December 31, 1997. Short-term investments, all of which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value.

     Long-Term Investments

         Long-term investments, with a maturity of more than twelve months when purchased, consisted of investment-grade corporate debt at December 31, 1997. Long-term investments, all of which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value.

CUBIST PHARMACEUTICALS, INC.

B. Accounting Policies (Continued)

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three years for computer equipment and five years for laboratory equipment, furniture and fixtures. Leasehold improvements are stated at cost and are amortized over the lesser of the life of the lease or their estimated useful lives. The leasehold improvements are also utilized as collateral up to a value of $289,802, which relates to the balance of long-term debt. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

     Research and Development

         All research and development costs are expensed as incurred.

     Income Taxes

         Research and experimentation and other tax credits, when utilized, will be recorded using the flow-through method of accounting as a reduction of the current provision for federal and state income taxes.

     Earnings Per Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share", which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. At December 31, 1997, the Company had 802,468 options and 86,619 warrants outstanding. Adoption of this statement has not affected the amounts presented in any period because the effect of including these equity instruments would be anti-dilutive.

         Prior to the adoption of this statement, all common and common equivalent shares issued during the twelve month period prior to the filing of the initial public offering ("cheap stock") were included in the calculation of basic and diluted earnings per share as if they were outstanding for all periods presented. Adoption of this statement, and the related guidance set out in Securities and Exchange Commission Staff Accounting Bulletin No. 98, has eliminated the inclusion of cheap stock from the calculation of basic and diluted earnings per share prior to issuance of the securities. Accordingly, basic and diluted earnings per share in 1996 and 1995 have been restated from $(1.39) and $(3.99), respectively.

C. Property and Equipment

     At December 31, property and equipment consisted of:

                                                         1997           1996
                                                     -----------    -----------
    Leasehold improvements .......................   $ 2,584,489    $ 2,489,736
    Laboratory equipment .........................     2,389,683      1,799,587
    Furniture and fixtures .......................       286,197        251,427
    Computer equipment ...........................       632,732        357,788
                                                     -----------    -----------
                                                       5,893,101      4,898,538
                                                     -----------    -----------
    Less accumulated depreciation and amortization    (2,712,341)    (1,741,152)
                                                     -----------    -----------
    Property and equipment, net ..................   $ 3,180,760    $ 3,157,386
                                                     -----------    -----------
                                                     -----------    -----------

Depreciation and amortization expense was $971,189, $659,908 and $542,322 in 1997, 1996 and 1995, respectively.

CUBIST PHARMACEUTICALS, INC.

D. Accrued Expenses

         At December 31, accrued expenses consisted of:

                                                1997       1996
                                              --------   --------
Payroll and benefits ......................   $218,583   $125,087
Vacation ..................................     67,837     60,019
Construction ..............................       --       46,250
Legal, audit and patent ...................    119,500     68,275
Database ..................................       --       42,200
Annual report .............................     35,000     60,000
Utilities .................................       --       76,339
Miscellaneous .............................     51,384      6,562
                                              --------   --------
Total accrued expenses ....................   $492,304   $484,732
                                              --------   --------
                                              --------   --------


E. Collaborative Research Agreements

         On December 15, 1995, the Company entered into a collaborative research agreement with Pfizer, Inc. Under the terms of the agreement, Pfizer paid the Company a technology licensing fee upon execution and research support payments. These payments were recognized as income under the terms of the agreement. In addition, Pfizer reimbursed the Company for expenses related to the screening of Pfizer compounds against the Company's targets. In accordance with the agreement, these payments were recognized as revenue as the work was completed. The Company included in sponsored research revenues $150,000, $587,000 and $988,000 in 1997, 1996 and 1995, respectively. On June 20, 1997, the Company's collaborative agreement with Pfizer expired pursuant to its own terms. Prior to such expiration, the Company had received all of the research support payments and technology licensing fees that the Company was entitled to receive under that collaborative agreement. In accordance with the terms of that collaborative agreement, the Company selected and licensed from Pfizer one of the chemical compounds that was identified and characterized during the Company's collaboration with Pfizer. Pursuant to the terms of that license, the Company may develop and commercialize such licensed compound without further obligation to Pfizer.

         In June 1996, the Company entered into a collaborative research agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"). Under the terms of the agreement, Bristol-Myers Squibb purchased from the Company $4,000,000 of the Company's Preferred Stock upon execution of the agreement, and has agreed to make payments to the Company upon the achievement of certain milestones. These milestone payments are recognized as income as earned under the terms of the agreement. In addition, Bristol-Myers Squibb will reimburse the Company a fixed amount for research and development expenses relating to the production of certain targets and also for expenses relating to the screening of Bristol-Myers Squibb compounds against the Company's targets over three years, with an option to fund a fourth year. These reimbursements are to be paid at the beginning of each calendar quarter in accordance with the agreement. The Company included in sponsored research revenues $500,000 and $1,000,000 in milestone payments in 1997 and 1996, respectively; and $1,000,000 and $516,668 in 1997 and 1996, respectively, for certain research and development revenues in accordance with the agreement.

CUBIST PHARMACEUTICALS, INC.

E. Collaborative Research Agreements (Continued)

         In June 1996, the Company entered into a collaborative research agreement with Merck & Co., Inc. ("Merck"). Under the terms of the agreement, Merck paid the Company a technology licensing fee upon execution and will pay certain milestone payments. These payments are recognized as income as earned under the terms of the agreement. In addition, Merck will reimburse the Company for research and development expenses relating to the production of certain targets; for expenses relating to the screening of Merck compounds against the Company's targets; and for expenses relating to compound optimization. These payments are recognized as revenue as the work is completed. During 1996, the Company included in sponsored research revenues $1,500,000 for the technology licensing fee and $875,233 and $1,012,300 in 1997 and 1996, respectively, for certain research and development revenues in accordance with the agreement.

         In May 1997, the Company acquired 333,333 shares of Series B Convertible Preferred Stock of Novalon Pharmaceutical Corporation ("Novalon"), together with an option to purchase all of the capital stock of Novalon. The aggregate purchase price for such shares and such option was $1.0 million. The Company allocated all of the $1.0 million aggregate purchase price to the option based on management's estimates of the relative fair values of the option and the shares of Series B Convertible Preferred Stock acquired. The value of the option was amortized over the option period resulting in an $833,333 research and development expense. On September 29, 1997, the Company agreed to terminate its option to acquire Novalon and sold its equity position back to Novalon for $2.0 million resulting in a gain of $1,833,333 included in other income. In connection with this transaction, the Company, at its sole discretion, was granted a one year option to purchase up to twenty percent of the outstanding shares of Novalon from existing shareholders at $6.00 per share payable in cash. The Company will pay Novalon a percent of revenues received by the Company that relates to the use of the technology and currently pays a monthly fee for research funding to Novalon.

F. License Agreement

         On November 7, 1997, the Company entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which the Company acquired exclusive worldwide rights to develop, manufacture and market daptomycin. Daptomycin is a natural product being developed for the treatment of Staphylococcus aureus and enterococcus infections. In exchange for such license, the Company has paid an upfront license fee in cash and, if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of Common Stock to Eli Lilly. In addition, the Company will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin.

G. Financing

         On July 18, 1997, the Company completed a private equity financing in which the Company raised $6.0 million before offering expenses of $96,161 by issuing 979,591 common shares at $6.125 per share. These shares were subsequently registered with the Securities and Exchange Commission.

CUBIST PHARMACEUTICALS, INC.

H. Stockholders' Equity

     Common Stock

         As of December 31, 1997, 1,095,388 shares of Common Stock were issued to employees, scientific founders and consultants of the Company. At December 31, 1997, 43,514 of these shares issued are subject to repurchase, at the Company's option, at the original issuance price in accordance with vesting provisions upon termination of the shareholder's relationship with the Company.

     Warrants

         Total warrants outstanding at December 31, 1997 were 86,619. On October 23, 1996, the Company amended 17,142 of these warrants issued to both Drs. Rebek and Schimmel in May 1995 to extend the expiration date of such warrants from the effective date of the Company's initial public offering to May 15, 2005, and to provide that the warrants will vest in four equal annual installments commencing upon the first anniversary of their grant date. As a result of this amendment, the Company recorded deferred compensation in the amount of $62,000 to be amortized to the income statement over the remaining vesting period from October 1996 to May 1999.

     Notes Receivable from Related Parties

         The Company has accepted a promissory note from the Chief Executive Officer in consideration for the Preferred Stock issued to him. The aggregate principal amount of this note at December 31, 1997 is $131,685 and is reflected in stockholders' equity as a reduction to paid-in capital. In 1997, the term of this note was extended to fall due in equal quarterly installments of $10,000 commencing on March 31, 1998.

         The Company has accepted a promissory note from the Chief Business Officer in consideration for the Common Stock options issued to him. The aggregate principal amount of this note at December 31, 1997 is $80,000 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note has an annual interest rate of 4% and falls due May 19, 2000. The note will be forgiven in three equal annual installments, contingent upon the Chief Business Officer's employment, from May 1998 to May 2000.


I. Stock Options

         The Company has a stock option plan under which options to purchase 1,500,000 shares of its Common Stock may be granted to employees, directors, officers or consultants. The options are granted at fair market value on the date of the grant as determined by the Board of Directors, vest ratably over a four-year period and expire ten years from the date of grant. In addition, the Company issued to certain consultants and directors non-qualified stock options to purchase 87,300 shares of its Common Stock. During 1995 and 1994, the Company allowed employees and consultants to exercise their full grants to take advantage of certain favorable tax benefits. The Company reserved the right to repurchase any unearned shares at the original purchase price if the employee or consultant does not fulfill their vesting requirement. 1,390, 36,634 and 8,232 shares of previously exercised options were repurchased in 1997, 1996 and 1995, respectively, because vesting schedules were not fulfilled.

         The Company adopted the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

CUBIST PHARMACEUTICALS, INC.

I. Stock Options (Continued)

                     1997                                1996                                 1995
                                      Basic and Diluted                   Basic and Diluted                    Basic and Diluted
                     Net Loss         Loss Per Share     Net Loss         Loss Per Share      Net Loss         Loss Per Share
                     -----------      -----------------  -----------      -----------------   -----------      -----------------
As Reported          $(7,265,339)     $  (0.73)          $(3,798,669)     $  (1.49)           $(5,396,006)     $  (5.47)
Pro forma            $(7,859,006)     $  (0.79)          $(4,053,670)     $  (1.59)           $(5,408,006)     $  (5.48)


         The fair value of each stock option was estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, a dividend yield of 0% and a risk-free interest rate of 6.36%. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

         A summary of the status of the Company's stock option plan as of December 31, 1997, 1996, 1995 and changes during each of the years then ended, is presented below:

                                                              1997                    1996                    1995
                                                                         WAEP*                   WAEP*                   WAEP*
                                                              Number     per share    Number     per share    Number     per share
                                                              -------    ---------    -------    ---------    -------    ---------
Balance at January 1 .....................................    500,760     $   1.93    159,057     $    .40     42,214     $   .24

Granted ..................................................    438,614         7.06    414,103         2.52    121,442         .42
Exercised ................................................     56,591         2.06     21,610          .61        785         .35
Canceled .................................................     80,315         2.29     50,790          .97      3,814         .35

Balance at December 31 ...................................    802,468     $   4.69    500,760     $   1.93    159,057     $   .40
                                                              -------     --------    -------     --------    -------     -------
Options exercisable at
December 31 ..............................................    191,911     $   2.73     86,560     $   1.19     25,617     $   .26
                                                              -------     --------    -------     --------    -------     -------
                                                              -------     --------    -------     --------    -------     -------
Weighted  average  grant-date fair value of
options granted during the year ..........................          $   5.41                 $  2.52               $   .42

-------------------------------------------
*  Weighted-Average Exercise Price

The following table summarizes information about stock options outstanding at December 31, 1997:

                    Options Outstanding                                   Options Exercisable
                    ---------------------------------------------------   -------------------------------
Range of            Number         Remaining           Weighted-Average   Number         Weighted-Average
Exercise Prices     Outstanding    Contractual Life    Exercise Price     Exercisable    Exercise Price
---------------     -----------    ----------------    ----------------   -----------    ----------------
$.007 - $1.96       333,263        8.1 years           $   1.45           145,966        $   1.29
$5.25 - $7.00       247,905        9.6 years               6.04            18,344            6.13
$8.00 - $10.125     221,300        9.3 years               8.03            27,601            8.04
                    -------        ---------           --------           -------        --------
                    802,468        8.9 years           $   4.69           191,911        $   2.73
                    -------        ---------           --------           -------        --------
                    -------        ---------           --------           -------        --------


J. Lease Commitments

         The Company leases its facilities under an operating lease agreement which expires on September 15, 2003 and is renewable at the Company's option for one additional five-year period. Under the terms of the lease, the Company is obligated to pay its prorated share of common operating expenses and real estate taxes as well as base rents. In addition, the Company entered into an agreement with the landlord under which the landlord provided financing to the Company for a portion of the buildout cost ($543,393) at an interest rate of 12% per year payable in equal monthly installments of $12,087 over five years through October 1998. At December 31, 1997, the outstanding principal balance was $114,484. The Company also provided a security deposit of $100,000 upon execution of the lease. The security deposit bears interest in a segregated account,

CUBIST PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

J. Lease Commitments (Continued)
and is partially refundable ($79,000 plus interest) upon the fifth anniversary, and fully refundable plus interest within thirty days after the expiration of the lease, provided no event of default has occurred. The Company also financed an additional $345,500 during the first quarter of 1995 relating to a 6,510 square foot facility expansion completed during the first week of January 1995. This additional debt is payable in equal monthly installments of $7,685 over five years with an annual interest rate of 12% through February 2000. No additional security deposit was required. At December 31, 1997, the outstanding principal balance was $175,318.

         The Company leases certain equipment under long-term capital leases. The cost of this equipment included in fixed assets was $3,279,151 at the end of 1997 and $2,320,201 at the end of 1996, with associated accumulated depreciation of $1,803,995 at December 31, 1997 and $1,042,297 at December 31, 1996. The
Company has an option to purchase all of the lease equipment at a price to be negotiated at lease end. Future lease payments for non-cancelable leases for the respective years ended December 31 are as follows:

                                                    Operating Leases      Capital Leases
                                                    ----------------      --------------
         1998 ............................          $   171,365           $  685,135
         1999 ............................              192,364              563,083
         2000 ............................              207,679              406,383
         2001 ............................              207,679              145,598
         2002 ............................              207,679                 --
         2003 and thereafter .............              164,413                 --
                                                    -----------           ----------
Total minimum lease payments .............          $ 1,151,179           $1,800,199
                                                    -----------           ----------
Less amount representing interest payments                                  (246,879)
                                                                         -----------
Present value of minimum lease payments ..                                 1,553,320
Less current portion .....................                                  (548,351)
                                                                         -----------
Long-term obligation .....................                               $ 1,004,969
                                                                         -----------
                                                                         -----------

         Lease payments under operating leases were $246,498 in fiscal year 1997, $248,784 in fiscal year 1996, and $207,898 in fiscal year 1995.

K. Employee Benefits

         The Company instituted a 401(k) savings plan in 1993, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The Company contributes a matching amount of up to 1.5% of a participant's total compensation or $500 annually, whichever is less. The Company contributed $20,165, $16,025 and $14,072, during 1997, 1996 and 1995 respectively.

L. Income Taxes

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




CUBIST PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

L. Income Taxes (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                               1997                   1996
                                              ------------           -----------
Net operating loss carryforwards ...          $  5,780,000           $ 4,376,000
Capitalized research and development             2,690,000             1,700,000
Research and experimentation credits             1,575,000               765,000
Other, net .........................               377,000               306,000
                                              ------------           -----------
Total Deferred Tax Assets ..........          $ 10,422,000           $ 7,147,000
                                              ------------           -----------
Valuation reserve ..................          $(10,422,000)          $(7,147,000)
                                              ------------           -----------
                                              ------------           -----------

         The federal and state net operating loss and tax credit carryforwards begin to expire in the years 2007 and 1997, respectively. Research and experimentation tax credits of approximately $325,000 begin to expire in 2008. The net operating loss carryforwards may be subject to an annual limitation as a result of the change in ownership due to the initial public offering. The Company has established a valuation reserve against the deferred tax benefit arising from these carryforwards due to the uncertainty of earning sufficient taxable income to receive the benefit and accordingly has not given recognition to these tax benefits in these financial statements. These carryforwards are also subject to review by the Internal Revenue Service.

M.  Recent Pronouncements

         The FASB recently issued Statement of Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company believes the implementation of this statement will not have a material impact on the financial statements.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1 - Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required with respect to this item may be found in the sections captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998. Such information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required with respect to this item may be found in the section captioned "Principal Stockholders" and "Proposal No. 1 - Election of Directors" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998. Such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998. Such information is incorporated herein by reference.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) Documents Filed as part of Form 10-K

1. Financial Statements.

         The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

   -     Report of Independent Accountants
   -     Balance Sheets as of December 31, 1997 and 1996
   -     Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995
   -     Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995
   -     Statements of Stockholders' Equity for the years ended
          December 31, 1997, 1996 and 1995
   -     Notes to Financial Statements

2. Financial Statement Schedule.

     None.

         Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3. List of Exhibits.


Exhibits
---------
         *3.3     Restated Certificate of Incorporation of the Registrant.


Exhibits
---------
          *3.1    Restated Certificate of Incorporation of the Registrant.
          *3.2    Amended and Restated By-Laws of the Registrant, as amended to date.
          *4.1    Specimen certificate for shares of Common Stock.
        +*10.1    Patent License Agreement between the Registrant and the
                  Massachusetts Institute of Technology, dated March 10, 1994.
        +*10.2    License Agreement between the Registrant and the Board
                  of Trustees of Leland Stanford Junior University, dated April
                  1, 1994.
         *10.3    Employment Agreement between the Registrant and Scott M.
                  Rocklage, dated June 20, 1994.
         *10.4    Consulting Agreement between the Registrant and Paul R.
                  Schimmel, dated May 1, 1992.
         *10.5    Amended and Restated 1993 Stock Option Plan.
        +*10.6    Collaborative Research Agreement between the Registrant and
                  Pfizer Inc., dated December 15, 1995.
     **** 10.7    Letter Agreement, dated June 26, 1997, between the
                  Company and Pfizer, Inc.
         *10.8    Collaborative Research and License Agreement between the
                  Registrant and Merck & Co., Inc., dated June 13, 1996.
         *10.9    Collaborative Research and License Agreement between the
                  Registrant and Bristol-Myers Squibb Company and the
                  Registrant, dated June 25, 1996.
        *10.10    Screening Agreement, dated November 28, 1995, between the
                  Registrant and Monsanto Company.
        *10.11    Letter Agreement, dated January 18, 1996, between Pharm-Eco
                  Laboratories, Inc. and the Registrant.
       + 10.12    Research Collaboration and License Agreement with
                  ArQule, Inc., dated October 22, 1997.
        *10.13    Lease Agreement between Registrant and Stimpson Family Trust dated April 30, 1993, regarding 24 Emily Street, Cambridge,
                  MA., as amended by the First Amendment to Lease, dated
                  September 19, 1994.
        *10.14    Form of Employee Confidentiality and Nondisclosure Agreement.
        *10.15    Master Lease Agreement between the Registrant and Comdisco,
                  Inc., dated as of August 30, 1993, as amended February 7,
                  1995, and as further amended on February 26, 1996.
        *10.16    Series B Convertible Preferred Stock Purchase Warrant between the Registrant and Comdisco, Inc., dated August 30, 1993.
        *10.17    Series C Convertible Preferred Stock Purchase Warrants between the Registrant and Comdisco, Inc., dated February 28, 1995 and
                  February 26, 1996.
        *10.18    Series C Convertible Preferred Stock Purchase Options issued to Dr. Paul Schimmel and Dr. Julius Rebek in May 1995, as
                  amended by certain Letter Agreements, dated October 23, 1995, between the Registrant and each of Dr. Schimmel and Dr. Rebek.
        *10.19    Amended and Restated Stockholders Rights Agreement by and
                  among the Registrant and the parties signatory thereto.
       **10.20    Secured Promissory Note, dated as of July 21, 1994, by Scott
                  M. Rocklage to the Registrant.
       **10.21    Amendment to Promissory Note, dated as of July 21, 1996, by and between the Registrant and Scott M. Rocklage.
         10.22    Amendment to Promissory Note, dated as of December 23, 1997, by and between the Registrant and Scott M. Rocklage
       **10.23    Promissory Note, dated as of October 18, 1995, by and between the Registrant and Scott M. Rocklage.
      **+10.24    Compound Library Screening Agreement between the Registrant and Genzyme Corporation, dated February 24, 1997.
      **+10.25    Library Sample Evaluation Agreement between the Registrant and
                  Pharmacopeia, Inc., dated as of September 11, 1996.
     ****10.26    Stock Purchase Agreement, dated July 18, 1997, between
                  International Biotechnology Trust plc and the Company
     ****10.27    Registration Rights Agreement, dated July 18, 1997, between
                  International Biotechnology Trust plc and the Company.
     ****10.28    Registration Rights Agreement, dated July 18, 1997, between each of H&Q Healthcare Investors and H&Q Life Sciences
                  Investors and the Company.
      ***10.29    Incentive Stock Option Agreement, dated as of May 19, 1997, between Mark Carthy and the Company.
      ***10.30    Letter Agreement, dated as of May 19, 1997, by Mark Carthy and the Company.
      ***10.31    Secured Promissory Note, dated May 19, 1997, by Mark Carthy to the Company.
      ***10.32    Stock Pledge Agreement, dated May 19, 1997, between
                  Mark Carthy and the Company.
         10.33    Letter Agreement, dated as of January 9, 1998, by Mark Carthy and the Company.
         10.34    Master Lease Agreement between the Registrant and Transamerica
                  Business Credit, dated as of February 14, 1997.
         23.2     Consent of Coopers & Lybrand L.L.P.
         27       Financial Data Schedule


--------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-6795).
** Incorporated by reference from the Company's Registration Statement on Form 10K filed with the SEC on March 31, 1997.
*** Incorporated by reference from the Company's Quarterly Report on Form 10Q filed with the SEC on August 13, 1997.

**** Incorporated by reference from the Company's Registration Statement on Form
     S-1 filed with the SEC on August 18, 1997 (Registration No. 333-33883) as amended on Form S-3 filed with the SEC on January 9, 1998.
+ Confidential Treatment requested as to certain portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CUBIST PHARMACEUTICALS, INC.

                              /s/ Scott M. Rocklage
                              -----------------------------------------
                              Scott M. Rocklage
                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registration and in the capacities on the dates indicated.


Signature                      Title                                             Date
---------                      -----                                             ----
/s/ Scott M. Rocklage                                                            3/12/98
--------------------------     President, Chief Executive Officer                ------------
    Scott M. Rocklage          and Director
                               (Principal Executive Officer)

/s/ Thomas A. Shea                                                               3/12/98
--------------------------     Treasurer                                         ------------
    Thomas A. Shea             (Principal Financial and Accounting Officer)


/s/ John K. Clarke                                                               3/12/98
--------------------------     Chairman of the Board of Directors                ------------
    John K. Clarke


/s/ Barry Bloom                                                                  3/10/98
--------------------------     Director                                          ------------
    Barry Bloom

/s/ George Conrades                                                              3/10/98
--------------------------     Director                                          ------------
    George Conrades


/s/ Ellen M. Feeney                                                              3/13/98
--------------------------     Director                                          ------------
    Ellen M. Feeney


/s/ David W. Martin, Jr.                                                         3/12/98
--------------------------     Director                                          ------------
    David W. Martin, Jr.


/s/ Terrance G. McGuire                                                          3/13/98
--------------------------     Director                                          ------------
    Terrance G. McGuire


/s/ Julius Rebek, Jr.                                                            3/10/98
--------------------------     Director                                          ------------
    Julius Rebek, Jr.


/s/ Paul R. Schimmel                                                             3/13/98
--------------------------     Director                                          ------------
    Paul R. Schimmel
