Form 10-Q
period 1998-03-31
CUBIST PHARMACEUTICALS INC
filed 1998-05-14
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1998

                                       OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 Commission file number 0-21379

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 1, 1998, there were 10,580,902 shares outstanding of the Company's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

  Item                                                                      Page
Number                                                                     Number
------                                                                     ------
PART I      FINANCIAL INFORMATION

   Item 1.  Condensed Unaudited Financial Statements

              Condensed Balance Sheets as of March 31, 1998
              and December 31, 1997 .......................................    3

              Condensed Statements of Operations for the three months ended
              March 31, 1998 and 1997 .....................................    4

              Condensed Statements of Cash Flows for the three months ended
              March 31, 1998 and 1997 .....................................    5

              Notes to the Unaudited Condensed Financial Statements .......    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations .......................................    7

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....   9


PART II     OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds ......................  10

   Item 6.  Exhibits and Reports on Form 8-K ...............................  10

            Signature ......................................................  11

                         PART I -- FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                     March 31,      December 31,
                                                       1998            1997
                                                   ------------    ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ...................     $4,886,507      $2,837,600
   Short-term investments ......................      4,660,343       6,709,623
   Accounts receivable .........................             --          53,333
   Notes receivable ............................         10,000              --
   Prepaid expenses and other current assets ...        180,846         142,635
                                                   ------------    ------------
   Total current assets ........................      9,737,696       9,743,191
Property and equipment .........................      6,219,615       5,893,101
   Less: Accumulated depreciation and
     amortization ..............................     (3,003,051)     (2,712,341)
                                                   ------------    ------------
   Property and equipment, net .................      3,216,564       3,180,760
Long-term investments ..........................      6,044,295       8,569,107
Other assets ...................................        141,989         180,294
                                                   ------------    ------------
         Total assets ..........................    $19,140,544     $21,673,352
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ............................       $643,203        $275,260
   Accrued expenses ............................        483,717         492,304
   Current portion of long-term debt ...........        169,254         189,730
   Current portion of capital lease obligations         544,731         548,351
                                                   ------------    ------------
         Total current liabilities .............      1,840,905       1,505,645
Long-term debt, net of current portion .........         69,411         100,072
Long-term capital lease obligation, net of
  current portion ..............................        962,174       1,004,969
                                                   ------------    ------------
         Total liabilities .....................      2,872,490       2,610,686
                                                   ------------    ------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value; authorized:
   25,000,000 shares; issued: 10,580,902, 1998
   and 10,580,555 shares, 1997 .................         10,581          10,581
Additional paid-in capital .....................     42,070,244      42,047,966
Accumulated deficit ............................    (25,812,771)    (22,995,881)
                                                   ------------    ------------
         Total stockholders' equity ............     16,268,054      19,062,666
                                                   ------------    ------------

         Total liabilities and stockholders'
         equity ................................    $19,140,544     $21,673,352
                                                   ============    ============

               The accompanying notes are an integral part of the
                    unaudited condensed financial statements.

                          CUBITS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                        1998           1997
                                                        ----           ----
Sponsored research revenues ....................       $513,550        $834,600

Operating expenses:
  Research and development .....................      2,563,518       2,011,273
  General and administrative ...................        858,077         645,469
                                                   ------------    ------------
   Total operating expenses ....................      3,421,595       2,656,742

Interest income ................................        184,168         286,779
Interest expense ...............................        (93,013)        (56,011)
                                                   ------------    ------------

Net loss .......................................    ($2,816,890)    ($1,591,374)
                                                   ============    ============

Basic and diluted net loss per
  common share .................................         ($0.27)         ($0.17)
                                                   ============    ============
Weighted average number of common
  shares for basic and diluted net
  loss per common share ........................     10,581,054       9,547,771
                                                   ============    ============

               The accompanying notes are an integral part of the
                    unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                         1998           1997
                                                         ----           ----
Cash flows for operating activities:
  Net loss .....................................    $(2,816,890)    $(1,591,374)
  Adjustments to reconcile net loss to net cash
   provided by/ (used in) operating activities:
   Depreciation and amortization ...............        308,358         225,943
      Changes in assets and liabilities:
        Accounts receivable ....................         53,333              --
        Prepaid expenses and other current
          assets ...............................        (38,211)       (164,043)
        Other assets ...........................         38,305         (10,000)
        Accounts payable and accrued expenses ..        359,356        (297,015)
        Deferred revenue .......................             --         (84,600)
                                                   ------------    ------------
          Total adjustments ....................        721,141        (329,715)
                                                   ------------    ------------
Net cash used in operating activities ..........     (2,095,749)     (1,921,089)

Cash flows from investing activities:
  Purchase of fixed assets .....................       (307,639)       (311,611)
  Leasehold improvements .......................        (18,875)         (6,763)
  Purchase of short-term investments ...........             --     (10,635,801)
  Maturities of short-term investments .........      2,049,280              --
  Purchase of long-term investments ............             --      (2,540,934)
  Maturities of long-term investments ..........      2,524,812              --
                                                   ------------    ------------
Net cash provided by/(used in) investing
   activities ..................................      4,247,578     (13,495,109)
                                                   ------------    ------------

Cash flows for financing activities:
  Issuance of stock ............................         (5,370)         (9,156)
  Repayments of debt ...........................        (51,137)        (45,381)
  Proceeds from capital lease financing ........         92,984         185,665
  Principal payments of capital lease
    obligations ................................       (139,399)       (151,983)
                                                   ------------    ------------
Net cash used in financing activities ..........       (102,922)        (20,855)
                                                   ------------    ------------

Net increase (decrease) in cash and cash
  equivalents ..................................      2,048,907     (15,437,053)

Cash and cash equivalents,
  beginning of period ..........................      2,837,600      19,329,353
                                                   ------------    ------------
Cash and cash equivalents,
  end of period ................................     $4,886,507      $3,892,300
                                                   ============    ============

Supplemental disclosures of cash flow
  information:
  Cash paid during the year for interest .......        $93,013         $56,011
Non cash activity:
  Reclassification of amount due under note
   issued in connection with preferred stock
   offering from additional paid in capital to
   notes receivable ............................        $10,000              --

               The accompanying notes are an integral part of the
                    unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note A.  Nature of Business

      Cubist Pharmaceuticals, Inc. ("Cubist" or the "Company") is a biopharmaceutical company founded in May 1992 and is focused on the discovery, development and commercialization of novel classes of antiinfective drugs to treat infectious diseases caused by bacteria and fungal pathogens. Cubist has established multiple technology licenses and collaborations, as well as a network of advisors and collaborators and is located in Cambridge, Massachusetts.

Note B.  Accounting Policies

   Basis of Presentation

      The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These unaudited condensed financial statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1997 which are included in the Company's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed by the Company with the Securities and Exchange Commission (the "Commission") on March 20, 1998.

   Net Loss Per Common Share

      The net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards 128 (SFAS 128) "Earnings per Share", which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share, both as defined in the standard, for all periods presented. Adoption of this standard did not have any impact on the earnings per share computation for any period presented.

    Comprehensive Income

      Effective January 1, 1998, the Company adopted the Statement of Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have an impact on the financial statements.

Note C.  Materials Transfer Agreement

      On February 18, 1998, the Company entered into a materials transfer agreement (the "Dobfar Agreement") with ACS Dobfar S.p.A ("ACS Dobfar"). Under the terms of the Dobfar Agreement, ACS Dobfar will manufacture and supply the antibiotic daptomycin for Phase III clinical trials. The Company shall supply ACS Dobfar with materials and information to perform studies set forth in the Dobfar Agreement, and in exchange, the Company will acquire all right, title and interest in the daptomycin produced.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

      Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income, other income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through mid-1999 (ii) statements about the amount of capital expenditures that the Company expects to incur in 1998, (iii) statements about the Company's plans to begin clinical trials of daptomycin in the fourth quarter of 1998 or first quarter of 1999, and (iv) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The forward-looking statements contained herein represent the Company's judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Overview

      Since its incorporation on May 1, 1992 and commencement of operations in February 1993, Cubist has been focused on the discovery, development and commercialization of novel antiinfective drugs to treat infectious diseases caused by bacteria and fungal pathogens. The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical and clinical trials and development of manufacturing, marketing and sales capabilities.

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

      In addition, the Company entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which the Company acquired exclusive worldwide rights to develop, manufacture and market daptomycin. Daptomycin is a novel, natural product being developed for the treatment of Staphylococcus aureus and enterococcus infections. The Company anticipates that it will begin clinical trials of daptomycin in the fourth quarter of 1998 or the first quarter of 1999. In exchange for such license, the Company has paid an upfront license fee in cash, and if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of Common Stock to Eli Lilly. In addition, the Company will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin.

      On February 18, 1998, the Company entered into a materials transfer agreement (the "Dobfar Agreement") with ACS Dobfar S.p.A ("ACS Dobfar"). Under the terms of the Dobfar Agreement, ACS Dobfar will manufacture and supply the antibiotic daptomycin for Phase III clinical trials. The Company shall supply ACS Dobfar with materials and information to perform studies set forth in the Dobfar Agreement, and in exchange, the Company will acquire all right, title and interest in the daptomycin produced.

      The Company has considered the impact of the year 2000 as it relates to the programming within the Company's computer and operating systems. While the Company cannot predict the impact of the year 2000 on the Company as a result of the effects on its collaborative partners, suppliers and consultants, the Company does not believe there is a significant risk to the Company's internal systems.

Results of Operations

Three Months Ended March 31, 1998 and 1997

      Revenues. Total revenues in the three months ended March 31, 1998 were $514,000 compared to $835,000 in the three months ended March 31, 1997, a decrease of $321,000 or 38.4%. The revenue earned in the three months ended March 31, 1998 consisted of $357,000 in research support funding from the Bristol-Myers Squibb and Merck collaborations; and $157,000 in SBIR grants. In the three months ended March 31, 1997, total revenues consisted of research support funding from the Bristol-Myers Squibb and Merck collaborations. The decrease was due to smaller revenues associated with such stage of the Bristol-Myers Squibb collaboration.

      Research and Development Expenses. Total research and development expenses in the three months ended March 31, 1998 were $2,564,000 compared to $2,011,000 in the three months ended March 31, 1997, an increase of $553,000 or 27.5%. The increase was largely due to costs related to daptomycin development, and the additional personnel and purchases that are required by such development.

      General and Administrative Expenses. General and administrative expenses in the three months ended March 31, 1998 were $858,000 compared to $645,000 in the three months ended March 31, 1997, an increase of $213,000 or 33.0%. The increase was largely due to increased costs related to additional personnel hired in connection with the Company's growth.

      Interest Income and Expense. Interest income in the three months ended March 31, 1998 was $184,000 compared to $287,000 in three months ended March 31, 1997, a decrease of $103,000 or 35.9%. The decrease in interest income was due primarily to a lower average cash, cash equivalent and investment balances during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Interest expense in the three months ended March 31, 1998 was $93,000 as compared to $56,000 during the three months ended March 31, 1997.

      Net Loss. The net loss during the three months ended March 31, 1998 was $2,817,000 compared to $1,591,000 during the three months ended March 31, 1997, an increase of $1,226,000 or 77.1%. The increase was primarily due to the decreased revenues associated with the Bristol-Myers Squibb collaboration, and additional expenses incurred to support the advancement of the Company's internal research and development programs.

Liquidity and Capital Resources

      Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at March 31, 1998 was $15,591,000 compared to $18,116,000 at December 31, 1997.

      As of March 31, 1998, the Company had invested an aggregate of $6,220,000 (of which $327,000 was invested during the three months then ended) in property and equipment, primarily in laboratory equipment under capital leases. The obligations under capital leases at March 31, 1998 were $1,507,000. Minimum annual principal payments due under capital leases total $574,000 in 1998. Principal payments are scheduled to decline each year thereafter until expiration in 2002. The Company made principal payments under its capital lease obligations of $139,000 in the three months ended on March 31, 1998. The Company expects its capital expenditures in 1998 to be approximately $1,000,000 consisting of laboratory and other equipment purchases.

      The Company believes that its existing capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements, as currently planned, through mid-1999. The Company's actual cash requirements may vary materially from those now planned and will depend on numerous factors. There can be no assurance that the Company's existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements during such period. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.

Earnings Per Share

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards 128 (SFAS 128) "Earnings per Share", which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share, both as defined in the standard, for all periods presented. Adoption of this standard did not have any impact on the earnings per share computation for any period presented.

Comprehensive Income

      Effective January 1, 1998, the Company adopted the Statement of Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have an impact on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       Not applicable.

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      The Company's Registration Statement on Form S-1 (Reg. No. 333-6795) in connection with the Company's initial public offering of Common Stock was declared effective by the Securities and Exchange Commission ("the SEC") on October 25, 1996. On October 25, 1996, the Company also filed another Registration Statement on Form S-1 (Reg. No. 333-5880) with the SEC pursuant to Rule 462 (b) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Such Registration Statements (together the "IPO Registration Statement") provided for the Registration under the Securities Act of 2,875,000 shares of the Company's Common Stock.

      The aggregate initial public offering proceeds for all 2,875,000 shares of Common Stock registered under the Securities Act pursuant to the IPO Registration Statement was $17,250,000. The net proceeds to the Company from such issuance and distribution, after deducting the aggregate amount of expenses (including underwriting discounts and commissions) paid by the Company in connection therewith, were $15,153,000.

      Of such net proceeds, an aggregate of $7,870,000 has been spent through March 31, 1998 for the following uses and in the following amounts per use:
$290,000 in construction of plant, building and facilities; $1,228,000 for repayment of indebtedness; $6,352,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The remaining balance of such net proceeds, consisting of $7,283,000, are held in cash, cash equivalents, and investments.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits
            27 -- Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CUBIST PHARMACEUTICALS, INC.

      May 12, 1998                 By:     /s/  Thomas A. Shea
                                       ----------------------------------------
                                              Thomas A. Shea,
                                              Senior Director of Finance
                                              & Administration and Treasurer
                                              (Authorized Officer and Principal
                                              Finance and Accounting Officer)