Form 10-Q
period 1998-06-30
CUBIST PHARMACEUTICALS INC
filed 1998-08-12
CIK 912183

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

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

         As of August 12, 1998, there were 10,580,948 shares outstanding of the Company's common stock, $0.001 per value per share.

-------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX


  Item                                                                                                            Page
 Number                                                                                                          Number
--------                                                                                                         ------

PART I.           FINANCIAL INFORMATION
     Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of June 30, 1998
                      and December 31, 1997...............................................................        3

                      Condensed Statements of Operations for the three months ended
                      June 30, 1998 and 1997 and for the six months
                      ended June 30, 1998 and 1997........................................................        4

                      Condensed Statements of Cash Flows for the six months
                      ended June 30, 1998 and 1997........................................................        5

                      Notes to the Unaudited Condensed Financial Statements...............................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations............................................................        7

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..............................       10


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds..............................................        11

     Item 4.      Submission of Material to a Vote of Security Holders....................................       11

     Item 5.      Other Information.......................................................................       12

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

                  Signature...............................................................................       13


                         PART I -- FINANCIAL INFORMATION


Item 1.     Condensed Financial Statements

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED



                                                                                 June 30,            December 31,
                                                                                   1998                 1997
                                                                              ----------------    -----------------

                                 ASSETS
Current Assets:
     Cash and cash equivalents.........................................            $3,895,627          $2,837,600
     Short-term investments............................................             4,702,136           6,709,623

     Accounts receivable ..............................................             --                     53,333
     Prepaid expenses and other current assets.........................               187,397             142,635
                                                                              ---------------     ---------------
     Total current assets..............................................             8,785,160           9,743,191
Property and equipment ................................................             6,761,098           5,893,101
     Less:  Accumulated depreciation and amortization..................            (3,353,714)         (2,712,341)
                                                                              ---------------     ---------------
     Property and equipment, net ......................................             3,407,384           3,180,760
Long-term investments..................................................             3,932,111           8,569,107
Other assets ..........................................................               141,993             180,294
                                                                              ---------------     ---------------
                                                                              ---------------     ---------------
              Total assets.............................................           $16,266,648         $21,673,352
                                                                              ---------------     ---------------
                                                                              ---------------     ---------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..................................................              $211,700            $275,260
     Accrued expenses..................................................               713,004             492,304
     Current portion of long-term debt.................................               137,755             189,730
     Current portion of capital lease obligations .....................               523,675             548,351
                                                                              ---------------     ---------------
              Total current liabilities  ..............................             1,586,134           1,505,645
Long-term debt, net of current portion.................................                48,224             100,072
Long-term capital lease obligation, net of current portion.............             1,390,107           1,004,969
                                                                              ---------------     ---------------
              Total liabilities........................................             3,024,465           2,610,686
                                                                              ---------------     ---------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value;
     authorized:  25,000,000 shares; issued: 10,580,948,
     1998 and 10,580,555 shares, 1997 .................................                10,581              10,581
Additional paid-in capital.............................................            42,088,013          42,047,966
Accumulated deficit  ..................................................           (28,856,411)        (22,995,881)
                                                                              ---------------     ---------------
              Total stockholders' equity...............................            13,242,183          19,062,666
                                                                              ---------------     ---------------

              Total liabilities and stockholders' equity...............           $16,266,648         $21,673,352
                                                                              ---------------     ---------------
                                                                              ---------------     ---------------



The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                     Three months ended                         Six months ended
                                                          June 30,                                  June 30,
                                            -------------------------------------     -------------------------------------

                                                  1998                 1997                1998                  1997
                                                  ----                 ----                ----                  ----
Sponsored research revenues............           $373,550             $844,000             $887,100           $1,678,600

Operating expenses:
   Research and development............          2,705,375            2,292,887            5,268,893            4,304,160
   General and administrative..........            817,255              933,868            1,675,332            1,579,337
                                            -----------------    -----------------    ----------------     -----------------
     Total operating expenses..........          3,522,630            3,226,755            6,944,225            5,883,497

Interest income........................            195,948              246,978              380,116              533,757
Interest expense.......................            (90,508)             (63,970)            (183,521)            (119,981)
                                            -----------------    -----------------    ----------------     -----------------


Net loss...............................        ($3,043,640)         ($2,199,747)         ($5,860,530)         ($3,791,121)
                                            -----------------    -----------------    ----------------     -----------------
                                            -----------------    -----------------    ----------------     -----------------
Basic and diluted net loss per common
share..................................             ($.29)               ($.23)               ($.55)               ($.40)
                                            -----------------    -----------------    ----------------     -----------------
                                            -----------------    -----------------    ----------------     -----------------
Weighted average number of common
   shares for basic and diluted net
   loss per common share...............         10,580,920            9,561,005           10,580,986            9,553,919
                                            -----------------    -----------------    ----------------     -----------------
                                            -----------------    -----------------    ----------------     -----------------





The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                       Six months ended
                                                                                           June 30,
                                                                         ----------------------------------------------
                                                                                 1998                     1997
                                                                                 ----                     ----
Cash flows for operating activities:
   Net loss......................................................           $(5,860,530)             $(3,791,121)
   Adjustments to reconcile net loss to net cash provided by/(used in)
     operating activities:
     Depreciation and amortization...............................               676,669                  486,469
       Changes in assets and liabilities:
          Accounts receivable....................................               53,333                  183,500
          Prepaid expenses and other current assets..............               (44,762)                (678,087)
           Other assets..........................................                38,301                   (9,999)
          Accounts payable and accrued expenses..................               157,140                 (130,267)
          Deferred revenue.......................................                 --                     (84,600)
                                                                         ---------------------    ---------------------
            Total adjustments....................................               880,681                 (232,984)
                                                                         ---------------------    ---------------------
Net cash used in operating activities............................            (4,979,849)              (4,024,105)

Cash flows from investing activities:

   Purchase of fixed assets......................................              (834,355)                (783,765)
   Leasehold improvements........................................               (33,642)                 (94,478)
   Purchase of short-term investments............................                 --                  (7,641,449)
   Maturities of short-term investments..........................             2,007,487                    --
   Purchase of long-term investments.............................                 --                  (3,620,843)
   Maturities of long-term investments...........................             4,636,996                    --
                                                                         ---------------------    ---------------------
Net cash provided by/(used in) investing activities..............             5,776,486              (12,140,535)

Cash flows from financing activities:
   Issuance of stock.............................................                (5,249)                  (3,082)
   Proceeds from notes receivable................................                10,000                    --
   Repayments of debt............................................              (103,823)                 (92,138)
   Proceeds from capital lease financing.........................               690,080                  701,105
   Principal payments of capital lease obligations...............              (329,618)                (305,487)
                                                                         ---------------------    ---------------------
Net cash provided by financing activities........................               261,390                  300,398
                                                                         ---------------------    ---------------------

Net increase (decrease) in cash and cash equivalents.............             1,058,027              (15,864,242)

Cash and cash equivalents,
   beginning of period...........................................             2,837,600               19,329,353
                                                                         ---------------------    ---------------------
                                                                         ---------------------    ---------------------
Cash and cash equivalents,
   end of period.................................................            $3,895,627               $3,465,111
                                                                         ---------------------    ---------------------
                                                                         ---------------------    ---------------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest........................              $183,521                 $119,981


The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note A.  Nature of Business

         Cubist Pharmaceuticals, Inc. ("Cubist" or the "Company") is a biopharmaceutical company founded in May 1992 and is focused on the discovery, development and commercialization of novel classes of antiinfective drugs to treat infectious diseases caused by bacteria and fungal pathogens. Cubist has established multiple technology licenses and collaborations, as well as a network of advisors and collaborators. The Company is located in Cambridge, Massachusetts.

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

      Comprehensive Income

         Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have an impact on the financial statements.

      Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

Results of Operations

Three Months Ended June 30, 1998 and 1997

         Revenues. Total revenues in the three months ended June 30, 1998 were $374,000 compared to $844,000 in the three months ended June 30, 1997, a decrease of $470,000 or 55.7%. The revenue earned in the three months ended June 30, 1998 consisted of $250,000 in research support funding from the Bristol-Myers Squibb, and $124,000 in SBIR grants. In the three months ended June 30, 1997, revenues consisted of research funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations. The decrease was due to smaller revenues associated with such stage of the Merck and Pfizer collaborations.

         Research and Development Expenses. Total research and development expenses in the three months ended June 30, 1998 were $2,705,000 compared to $2,293,000 in the three months ended June 30, 1997, an increase of $412,000 or 18%. The increase was largely due to increased costs related to daptomycin development, and the additional personnel and purchases that are required by such development.

         General and Administrative Expenses. General and administrative expenses in the three months ended June 30, 1998 were $817,000 compared to $934,000 in the three months ended June 30, 1997, a decrease of $117,000 or 12.5%. The decrease was largely due to both decreased legal expenses and public relation expenses as compared to the expenses which were incurred in the three months ended June 30, 1997.

         Interest Income and Expense. Interest income in the three months ended June 30, 1998 was $196,000 compared to $247,000 in three months ended June 30, 1997, a decrease of $51,000 or 20.6%. The decrease in interest income was due primarily to lower average cash, cash equivalent and investment balances during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Interest expense in the three months ended June 30, 1998 was $91,000 as compared to $64,000 during the three months ended June 30, 1997 due to increased capital lease activity.

         Net Loss. The net loss during the three months ended June 30, 1998 was $3,044,000 compared to $2,200,000 during the three months ended June 30, 1997, an increase of $844,000 or 38.4%. The increase was primarily due to the additional expenses incurred to support the advancement of the Company's internal research and development programs, as well as reduced revenue from such stage of research support funding.

Six Months Ended June 30, 1998 and 1997

         Revenues. Total revenues in the six months ended June 30, 1998 were $887,000 compared to $1,679,000 in the six months ended June 30, 1997, a decrease of $792,000 or 47.2%. The revenue recognized in the six months ended June 30, 1998 consisted of $607,000 in research support payments from the Bristol-Myers Squibb and Merck collaborations; and $280,000 in SBIR grants. In the six months ended June 30, 1997, revenues consisted of research support payments from Bristol-Myers Squibb, Merck and Pfizer; and milestone payments from Bristol-Myers Squibb. The decrease was due to smaller revenues associated with such stage of the Bristol-Myers Squibb collaboration.

         Research and Development Expenses. Total research and development expenses in the six months ended June 30, 1998 were $5,269,000 compared to $4,304,000 in the six months ended June 30, 1997, an increase of $965,000 or 22.4%. The increase was largely due to increased costs related to daptomycin development, and the additional personnel and purchases that are required by such development.

         General and Administrative Expenses. General and administrative expenses in the six months ended June 30, 1998 were $1,675,000 compared to $1,579,000 in the six months ended June 30, 1997, an increase of $96,000 or 6.1%. The increase was primarily due to increased costs related to additional personnel hired in connection with the Company's growth, offset by decreased legal expenses and public relation expenses.

         Interest Income and Expense. Interest income in the six months ended June 30, 1998 was $380,000 compared to $534,000 in the six months ended June 30, 1997, a decrease of $154,000 or 28.8%. The decrease in interest income was due primarily to a lower average cash, cash equivalent and investment balances during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Interest expense in the six months ended June 30, 1998 was $184,000 as compared to $120,000 during the six months ended June 30, 1997 due to increased capital lease activity.

         Net Loss. The net loss during the six months ended June 30, 1998 was $5,861,000 compared to $3,791,000, an increase of $2,070,000 or 54.6%. The increase was primarily due to the additional expenses incurred to support the advancement of the Company's internal research and development programs, as well as reduced revenue from such stage of research support funding.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at June 30, 1998 was $12,530,000 compared to $18,116,000 at December 31, 1997.

         As of June 30, 1998, the Company had invested an aggregate of $6,761,000 (of which $541,000 was invested during the three months then ended) in property and equipment, primarily in laboratory equipment under capital leases. The obligations under capital leases at June 30, 1998 were $1,914,000. Minimum annual principal payments due under capital leases total $543,000 in 1998. Principal payments are scheduled to decline each year thereafter until expiration in 2002. The Company made principal payments under its capital lease obligations of $330,000 in the six months ended on June 30, 1998. The Company expects its capital expenditures in 1998 to be approximately $1,500,000 consisting of laboratory and other equipment purchases.

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

         The Company is currently engaged in an effort to raise up to $20,000,000 through a private offering of its Common Stock and warrants exercisable for shares of Common Stock. The proceeds of this private offering will be used primarily to fund the clinical development of daptomycin. There can be no assurance that the proposed offering will be consummated.

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

Comprehensive Income

         Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have an impact on the financial statements.

Investments

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

Year 2000 Compliance

         The Company has assessed the impact of the year 2000 as it relates to the Company's computer and operating systems and does not believe there is a significant risk of material impact from the year 2000 on the Company's internal systems, business, results of operations or financial condition.

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

         Of such net proceeds, an aggregate of $8,806,000 has been spent through June 30, 1998 for the following uses and in the following amounts per use: $324,000 in construction of plant, building and facilities; $1,662,000 for repayment of indebtedness; $6,820,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The remaining balance of such net proceeds, consisting of $6,347,000, are held in cash, cash equivalents, and investments.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 21,
1998.

(b) The Annual Meeting was held to consider and vote upon (i) electing two Class II directors of the Company to hold office for a three year term and until their successors have been duly elected and qualified, (ii) ratifying the adoption and approval by the Board of Directors of an amendment to the Company's Amended and Restated 1993 Stock Option Plan to provide for an increase in the number of shares of Common Stock authorized for issuance under the Plan and (iii) ratifying the adoption and approval by the Board of Directors of the Company's 1997 Employee Stock Purchase Plan.

(c) The votes cast with respect to each Director are summarized below:

Director name              For              Withheld          Total Votes
-------------              ---              --------          -----------
Barry Bloom, Ph.D.         8,975,664        62,724              9,038,388
George Conrades            8,974,607        63,781              9,038,388

         The votes cast for ratifying the amendment to the Company's Amended and Restated 1993 Stock Option Plan are summarized as follows:

For                        Against          Abstain           Broker Non-Votes
---                        -------          -------           ----------------
7,737,832                  171,773          15,185               1,113,598

         The votes cast for ratifying the adoption of the Company's 1997 Employee Stock Purchase Plan are summarized as follows:

For                        Against          Abstain          Broker Non-Votes
---                        -------          -------           ----------------
7,796,181                  113,010          15,599              1,113,598

Item 5.  Other Information

                  The Company is currently engaged in an effort to raise up to $20,000,000 through a private offering of its Common Stock and warrants exercisable for shares of Common Stock. The proceeds of this private offering will be used primarily to fund the clinical development of daptomycin. There can be no assurance that the proposed offering will be consummated.

THE SECURITIES PROPOSED TO BE OFFERED AND SOLD BY THE COMPANY IN THE PRIVATE OFFERING WILL NOT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         *10.1    -- Amendment No. 1 to Collaborative Research and License
                     Agreement with Merck, dated as of October 30, 1997

         *10.2    -- Amendment No. 2 to Collaborative Research and License
                     Agreement with Merck, dated as of April 30, 1998

         10.3     -- First Amendment to Amended and Restated 1993 Stock Option
                     Plan

         10.4     -- 1997 Employee Stock Purchase Plan

         27       -- Financial Data Schedule

                  -------------
                  *Confidential Treatment Requested

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CUBIST PHARMACEUTICALS, INC.


         August 12, 1998         By:
                                     --------------------------------------
                                          Thomas A. Shea,
                                          Senior Director of Finance
                                          & Administration and Treasurer
                                          (Authorized Officer and Principal
                                          Finance and Accounting Officer)