Form 10-Q/A
period 1997-03-31
CUBIST PHARMACEUTICALS INC
filed 1998-08-27
CIK 912183

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

                         Commission file number 0-21379

                          CUBIST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        22-3192085
            --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           24 Emily Street
     Cambridge, Massachusetts                                 02139
     ------------------------                                 -----
Address of principal executive offices                      (Zip Code)

Registrant's telephone number,                            (617) 576-1999
including area code:


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value                        10,580,948
      -----------------------------               ------------------------------
                Class                             Outstanding at August 25, 1998

                                Explanatory Note
                                ----------------

         In response to the comments of the Commission's staff (the "Staff") by letter dated August 7, 1998, the Company hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 1997 as amended by that certain amendment filed with the Commission on December 12, 1997, by filing herewith unredacted versions of Exhibits 10.1 and 10.2. Although Confidential Treatment was requested for the Agreements set forth in the above-referenced Exhibits, such treatment was not granted because the Agreements terminated prior to the Staff issuing its final order. The Agreements set forth in the above-referenced Exhibits have terminated, and are, therefore, no longer material to the Company's business.


                           PART II--OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        10.1     Acquisition Option Agreement, dated May 5, 1997, by
                 and among Novalon Pharmaceutical Corporation, certain
                 stockholders of Novalon Pharmaceutical Corporation,
                 and the Applicant (filed herewith)
        10.2     Series B Convertible Preferred Stock Purchase
                 Agreement, dated May 5, 1997, by and between Novalon
                 Pharmaceutical Corporation and the Applicant (filed
                 herewith)
        11       Statement of Computation of Earnings Per Share
        27       Financial Data Schedule


        (b)  Reports on Form 8-K


     No more reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         CUBIST PHARMACEUTICALS, INC.


     Date:    August 26, 1998            By:      /s/      Thomas A. Shea
                                            -----------------------------
                                               Thomas A. Shea
                                               Senior Director of Finance and
                                               Administration, Treasurer
                                               (Authorized Officer and Principal
                                               Finance and Accounting Officer)