Form 10-K/A
period 1996-12-31
CUBIST PHARMACEUTICALS INC
filed 1998-10-22
CIK 912183

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               Amendment No. 1 to
              Annual Report pursuant to Section 13 or 15(d) of the
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-21379

                          CUBIST PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         Delwaware                                          22-3192085
  ------------------------                           --------------------------
  (State of Incorporation)                           (I.R.S. Employer I.D. No.)

                      24 Emily Street, Cambridge, MA 02139
             ------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (617) 576-1999
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
           -----------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of the registrant's common stock, $.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 14, 1997 was approximately $55,422,808 based on 5,155,610 shares held by such non-affiliates at the closing price of a share of Common Stock of $10.75 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 4,392,741 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock ofthe Company on March 14, 1997 was 9,548,351.

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

            - Balance Sheets as of December 31, 1995 and 1996

            - Statements of Operations for the years ended December 31, 1994, 1995 and 1996

            - Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996

            - Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

            - Notes to Financial Statements

            - Report of Independent Auditors

         2. Financial Statement Schedule.

         None.

         Schedules not listed above have been omitted because they are notapplicable, not required or the information required is shown in the financialstatements or the notes thereto.

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



*10.8             Collaborative Research and License Agreement between the Registrant and Merck & Co., Inc., dated June 13, 1996.
*10.9             Collaborative Research and License Agreement between the Registrant and Bristol-Myers Squibb
                  Company and the Registrant, dated June 25, 1996.
*10.10            Supply and Services Agreement, dated as of November 1, 1995, by and between Terrapin
                  Technologies, Inc. and the Registrant.
*10.11            Screening Agreement, dated November 28, 1995, between the Registrant and Monsanto
                  Company.
*10.12            Letter Agreement, dated January 18, 1996, between Pharm-Eco Laboratories, Inc. and the
                  Registrant.
*10.13            Agreement with ArQule, Inc., dated June 4, 1996.
*10.14            Lease Agreement between Registrant and Stimpson Family Trust dated April 30, 1993, regarding 24 Emily Street, Cambridge, MA., as amended by the First Amendment to
                  Lease, dated September 19, 1994.
*10.15            Form of Employee Confidentiality and Nondisclosure Agreement.
*10.16            Master Lease Agreement between the Registrant and Comdisco, Inc., dated as of August 30,
                  1993, as amended February 7, 1995, and as further amended on February 26, 1996.
*10.17            Series B Convertible Preferred Stock Purchase Warrant between the Registrant and
                  Comdisco, Inc., dated August 30, 1993.
*10.18            Series C Convertible Preferred Stock Purchase Warrants between the Registrant and
                  Comdisco, Inc., dated February 28, 1995 and February 26, 1996.
*10.19            Series C Convertible Preferred Stock Purchase Options issued to Dr. Paul Schimmel and Dr.
                  Julius Rebek in May 1995, as amended by certain Letter Agreements, dated October 23, 1995, between the
                  Registrant and each of Dr. Schimmel and Dr. Rebek.
*10.20            Amended and Restated Stockholders Rights Agreement by and among the Registrant and the parties signatory thereto.
**10.21           Secured Promissory Note, dated as of July 21, 1994, by Scott M. Rocklage to the
                  Registrant.
**10.22           Amendment to Promissory Note, dated as of July 21, 1996, by and between the Registrant and
                  Scott M. Rocklage.
**10.23           Promissory Note, dated as of October 18, 1995, by and between the Registrant and Scott M. Rocklage.
+10.24            Compound Library Screening Agreement between the Registrant and Genzyme
                  Corporation, dated February 24, 1997.
+10.25            Library Sample Evaluation Agreement between the Registrant and Pharmacopeia, Inc., dated as of September 11, 1996.
**11.1            Computation of Income Per Share.
**23.2            Consent of Coopers & Lybrand L.L.P.


-----------------------------------------------------------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-6795).


**Previously filed with the Company's 10-K filed with the Commission on March 31, 1997.



+ Confidential Treatment requested as to certain portions: omitted portions have been filed separately with the Commission. (Refiled with this Amendment No. 1 to Annual Report on Form 10-K.)

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CUBIST PHARMACEUTICALS, INC.

Date:    October 21, 1998                 By:  /s/ Thomas A. Shea
                                              -----------------------
                                               Thomas A. Shea
                                               Senior Director of Finance &
                                               Administration, Treasurer
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)