Form 10-Q/A
period 1998-09-30
CUBIST PHARMACEUTICALS INC
filed 1998-10-22
CIK 912183

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               Amendment No. 1 to

             Quarterly Report Pursuant to Section 13 or 15(d)of the
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997.

                         Commission file Number 0-21379

                          CUBIST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                       22-3192085
      ----------                                     ------------
 (State  or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                  24 Emily Street, Cambridge, MA 02139
                  ---------------------------------------
                  (Address of principal executive offices)

                              (617) 576-1999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES X      NO
                                 ----      ----

As of October 31, 1997, there were 10,580,689 shares outstanding of the Company's common stock, $0.001 per value per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
           +*10.1 Research Collaboration and License Agreement with Novalon Pharmaceutical Corporation

          +**10.2       Addendum to the Research and License
                        Agreement with Novalon Pharmaceutical
                        Corporation

           +*10.3       Licensing Agreement with Eli Lilly and Company

           **11         Statement of Computation of Earnings Per
                        Share

           **27         Financial Data Schedule


      +Confidential treatment requested as to certain portions: omitted portions have been filed separately with the Commission.



      *Refiled with this Amendment No. 1 to Quarterly Report on Form 10-Q.



      **Previously filed with the Company's 10-Q filed with the Commission on November 14, 1997.


(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter endedSeptember 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amendment to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CUBIST PHARMACEUTICALS, INC.

Date:  October 21, 1998                         By: /s/Thomas A.Shea
                                                   -----------------------------
                                                       Thomas A. Shea
                                                       Senior Director of
                                                       Finance & Administration,
                                                       Treasurer (Authorized
                                                       Officer and Principal
                                                       Financial and Accounting
                                                       Officer)