Form 10-Q
period 1998-09-30
CUBIST PHARMACEUTICALS INC
filed 1998-11-04
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                                      None
                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -     -
     As of November 3, 1998, there were 16,646,954 shares outstanding of the Company's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX


 Item                                                                                                            Page
Number                                                                                                          Number
------                                                                                                          ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of September 30, 1998
                      and December 31, 1997...............................................................        3

                      Condensed Statements of Operations for the three months
                      ended September 30, 1998 and 1997 and for the nine months
                      ended September 30, 1998 and 1997...................................................        4

                      Condensed Statements of Cash Flows for the nine months
                      ended September 30, 1998 and 1997...................................................        5

                      Notes to the Unaudited Condensed Financial Statements...............................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations............................................................        8

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................       11


PART II.          OTHER INFORMATION

     Item 2.     Changes in Securities and Use of Proceeds................................................       12

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

                  Signature...............................................................................       13


                         PART I -- FINANCIAL INFORMATION


Item 1.     Condensed Financial Statements

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                                                 September          December 31,
                                                                                 30, 1998               1997
                                                                              ----------------    -----------------
                                 ASSETS
Current Assets:
     Cash and cash equivalents.........................................           $19,043,987          $2,837,600
     Short-term investments............................................             2,041,848           6,709,623
     Accounts receivable ..............................................               --                   53,333
     Prepaid expenses and other current assets.........................               189,418             142,635
                                                                              ----------------    -----------------
     Total current assets..............................................            21,275,253           9,743,191
Property and equipment ................................................             7,263,454           5,893,101
     Less:  Accumulated depreciation and amortization..................            (3,619,775)         (2,712,341)
                                                                              ----------------    -----------------
     Property and equipment, net ......................................             3,643,679           3,180,760
Long-term investments..................................................             2,061,400           8,569,107
Other assets ..........................................................               141,243             180,294
                                                                              ----------------    -----------------
              Total assets.............................................           $27,121,575         $21,673,352
                                                                              ----------------    -----------------
                                                                              ----------------    -----------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..................................................              $404,194            $275,260
     Accrued expenses..................................................             1,415,236             492,304
     Current portion of long-term debt.................................                93,337             189,730
     Current portion of capital lease obligations .....................               641,871             548,351
                                                                              ----------------    -----------------
              Total current liabilities  ..............................             2,554,638           1,505,645
Long-term debt, net of current portion.................................                38,360             100,072
Long-term capital lease obligation, net of current portion.............             1,405,235           1,004,969
                                                                              ----------------    -----------------
              Total liabilities........................................             3,998,233           2,610,686
                                                                              ----------------    -----------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value;
     authorized:  25,000,000 shares; issued: 16,646,954 shares,
     1998 and 10,580,555 shares, 1997 .................................                16,646              10,581
Additional paid-in capital.............................................            54,927,846          42,047,966
Accumulated deficit  ..................................................           (31,821,150)        (22,995,881)
                                                                              ----------------    -----------------
              Total stockholders' equity...............................            23,123,342          19,062,666
                                                                              ----------------    -----------------

              Total liabilities and stockholders' equity...............           $27,121,575         $21,673,352
                                                                              ----------------    -----------------
                                                                              ----------------    -----------------



The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                Three months ended              Nine months ended
                                                   September 30,                 September 30,
                                        ------------------------------  -----------------------------

                                             1998             1997           1998            1997
                                             ----             ----           ----            ----
Sponsored research revenues .........   $    373,550    $    402,667    $  1,260,650    $  2,081,267

Operating expenses:
   Research and development .........      2,491,517       2,450,564       7,760,410       6,754,724
   General and administrative .......        960,371         783,139       2,635,703       2,362,476
                                        ------------    ------------    ------------    ------------
     Total operating expenses .......      3,451,888       3,233,703      10,396,113       9,117,200

Interest income .....................        194,375         237,643         574,491         771,400
Interest expense ....................        (80,776)        (64,187)       (264,297)       (184,168)
Other income ........................           --         1,833,334            --         1,833,334
                                        ------------    ------------    ------------    ------------

Net loss ............................   ($ 2,964,739)   ($   824,246)   ($ 8,825,269)   ($ 4,615,367)
                                        ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------

Basic and diluted net loss per common
share ...............................   ($       .27)   ($       .08)   ($       .82)   ($       .47)
                                        ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------
Weighted average number of common
   shares for basic and diluted net
   loss per common share ............     11,042,603      10,384,786      10,736,550       9,828,971
                                        ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------






The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                         Nine months ended
                                                                           September 30,
                                                                ------------------------------
                                                                     1998            1997
                                                                     ----            ----
Cash flows for operating activities:
   Net loss .................................................   $ (8,825,269)   $ (4,615,367)
   Adjustments to reconcile net loss to net cash provided by/
   (used in) operating activities:
     Depreciation and amortization ..........................        960,378         759,180
       Changes in assets and liabilities:
          Accounts receivable ...............................         53,333         394,267
          Prepaid expenses and other current assets .........        (46,783)       (132,696)
          Other assets .....................................          39,051          (6,495)
          Accounts payable and accrued expenses .............      1,051,866        (498,241)
          Deferred revenue ..................................           --           (84,600)
                                                                ------------    ------------
            Total adjustments ...............................      2,057,845         431,415
                                                                ------------    ------------
Net cash used in operating activities .......................     (6,767,424)     (4,183,952)

Cash flows from investing activities:

   Purchase of fixed assets .................................     (1,336,711)       (841,128)
   Leasehold improvements ...................................        (33,642)        (94,478)
   Purchase of short-term investments .......................           --        (6,578,808)
   Maturities of short-term investments .....................      4,667,775            --
   Purchase of long-term investments ........................           --        (5,515,413)
   Maturities of long-term investments ......................      6,507,707            --
                                                                ------------    ------------
Net cash provided by/(used in) investing activities .........      9,805,129     (13,029,827)

Cash flows from financing activities:
   Issuance of stock ........................................     12,823,001       5,977,437
   Proceeds from notes receivable ...........................         10,000            --
   Repayments of debt .......................................       (158,105)       (140,310)
   Proceeds from capital lease financing ....................        913,355         890,644
   Principal payments of capital lease obligations ..........       (419,569)       (486,245)
                                                                ------------    ------------
Net cash provided by financing activities ...................     13,168,682       6,241,526
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents ........     16,206,387     (10,972,253)

Cash and cash equivalents,
   beginning of period ......................................      2,837,600      19,329,353
                                                                ------------    ------------
Cash and cash equivalents,
   end of period ............................................   $ 19,043,987    $  8,357,100
                                                                ------------    ------------
                                                                ------------    ------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ...................   $    264,297    $    184,168



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

Note C.  Private Placement

         On September 23, 1998, the Company completed a private placement financing with investors and raised approximately $12.8 million (net of financing costs of $820,000) by issuing 6,065,560 shares at $2.25 per share, along with 3,032,783 warrants exercisable for Common Stock at $2.25 per share. The warrants are exercisable at any time from September 23, 1998 until September 23, 2003. The value of the warrants and Common Stock have been reflected in additional paid-in-capital. The Company has filed an S-3 registration statement to register the resale of the 9,098,343 shares of Common Stock related to this financing. The proceeds of this private offering will be used primarily to fund the clinical development of daptomycin and the development of its proprietary genomic target validation and assay development (VITA-TM-) technology.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income, other income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through 1999 (ii) statements about the amount of capital expenditures that the Company expects to incur in 1998, (iii) statements about the Company's plans to begin clinical trials of daptomycin in the first quarter of 1999, and (iv) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The forward-looking statements contained herein represent the Company's judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


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

         In addition, the Company entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which the Company acquired exclusive worldwide rights to develop, manufacture and market daptomycin. Daptomycin is a novel, natural product being developed for the treatment of Staphylococcus aureus and enterococcus infections. The Company anticipates that it will begin clinical trials of daptomycin in the first quarter of 1999. In exchange for such license, the Company has paid an upfront license fee in cash, and if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of Common Stock to Eli Lilly. In addition, the Company will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin.

Results of Operations

Three Months Ended September 30, 1998 and 1997

         Revenues. Total revenues in the three months ended September 30, 1998 were $374,000 compared to $403,000 in the three months ended September 30, 1997, a decrease of $29,000 or 7.2%. The revenue earned in the three months ended September 30, 1998 consisted of $250,000 in research support funding from the Bristol-Myers Squibb collaboration, and $124,000 in SBIR grants. In the three months ended September 30, 1997, revenues consisted of research funding from the Bristol-Myers Squibb and Merck collaborations, and SBIR grants. The decrease was due to the lack of Merck funding in the current quarter due to such stage of research support funding, offset in part by increased SBIR grant funding.

         Research and Development Expenses. Total research and development expenses in the three months ended September 30, 1998 were $2,492,000 compared to $2,451,000 in the three months ended September 30, 1997, an increase of $41,000 or 1.7%. The increase was largely due to increased costs related to daptomycin development, and the additional personnel and purchases that are required by such development, offset by amortization of the Company's purchase option in Novalon over the term of the Company's option to acquire Novalon in the same period in 1997.

         General and Administrative Expenses. General and administrative expenses in the three months ended September 30, 1998 were $961,000 compared to $783,000 in the three months ended September 30, 1997, an increase of $178,000 or 22.7%. The increase was largely due to both increased marketing expenses of our potential product, daptomycin, and increased costs related to additional personnel hired in connection with the Company's growth.

         Interest Income and Expense. Interest income in the three months ended September 30, 1998 was $194,000 compared to $238,000 in three months ended September 30, 1997, a decrease of $44,000 or 18.4%. The decrease in interest income was due primarily to lower average cash, cash equivalent and investment balances during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Interest expense in the three months ended September 30, 1998 was $81,000 as compared to $64,000 during the three months ended September 30, 1997 due to increased capital lease activity.

         Other Income. Other income in the three months ended September 30, 1997 was $1,833,000 and consisted entirely of gain on the sale of the Company's equity position in Novalon.

         Net Loss. The net loss during the three months ended September 30, 1998 was $2,965,000 compared to $824,000 during the three months ended September 30, 1997, an increase of $2,141,000 or 259.8%. The increased loss was primarily due to the additional expenses incurred to support the advancement of the Company's internal research and development programs, as well as reduced revenue from research support funding, and the lack of other income recognized in the three months ended September 30, 1998, as compared to the same period in 1997.


Nine Months Ended September 30, 1998 and 1997

         Revenues. Total revenues in the nine months ended September 30, 1998 were $1,261,000 compared to $2,081,000 in the nine months ended September 30, 1997, a decrease of $820,000 or 39.4%. The revenue recognized in the nine months ended September 30, 1998 consisted of $857,000 in research support payments from the Bristol-Myers Squibb and Merck collaborations; and $404,000 in SBIR grant funding. In the nine months ended September 30, 1997, revenues consisted of research support payments from Bristol-Myers Squibb, Merck and Pfizer; milestone payments from Bristol-Myers Squibb; and SBIR grant funding. The decrease was mainly due to smaller revenues associated with such stage of the Bristol-Myers Squibb and Merck collaborations, and the completion of the Pfizer collaboration.

         Research and Development Expenses. Total research and development expenses in the nine months ended September 30, 1998 were $7,760,000 compared to $6,755,000 in the nine months ended September 30, 1997, an increase of $1,005,000 or 14.9%. The increase was largely due to increased costs related to daptomycin development, and the additional personnel and purchases that are required by such development, offset by amortization of the Company's purchase option in Novalon over the term of the Company's option to acquire Novalon in the same period in 1997.

         General and Administrative Expenses. General and administrative expenses in the nine months ended September 30, 1998 were $2,636,000 compared to $2,362,000 in the nine months ended September 30, 1997, an increase of $274,000 or 11.6%. The increase was due to increased costs related to additional personnel hired in connection with the Company's growth, as well as increased marketing and investor relations expenses.

         Interest Income and Expense. Interest income in the nine months ended September 30, 1998 was $574,000 compared to $771,000 in the nine months ended September 30, 1997, a decrease of $197,000 or 25.5%. The decrease in interest income was due primarily to a lower average cash, cash equivalent and investment balance during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Interest expense in the nine months ended September 30, 1998 was $264,000 as compared to $184,000 during the nine months ended September 30, 1997 due to increased capital lease activity.

         Other Income. Other income in the nine months ended September 30, 1997 was $1,833,000 and consisted entirely of gain on the sale of the Company's equity position in Novalon.

         Net Loss. The net loss during the nine months ended September 30, 1998 was $8,825,000 compared to $4,615,000 in the nine months ended September 30, 1997, an increase of $4,210,000 or 91.2%. The increase was primarily due to the additional expenses incurred to support the advancement of the Company's internal research and development programs as well as reduced revenue from such stage of research support funding, and the lack of other income recognized in the nine months ended September 30, 1998, as compared to the same period in 1997.


Liquidity and Capital Resources

         Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at September 30, 1998 was $23,147,000 compared to $18,116,000 at December 31, 1997.

         As of September 30, 1998, the Company had invested an aggregate of $7,263,000 (of which $502,000 was invested during the three months then ended) in property and equipment, primarily in laboratory equipment under capital leases. The obligations under capital leases at September 30, 1998 were $2,047,000. Minimum annual principal payments due under capital leases total $569,000 in 1998. Principal payments are scheduled to decline each year thereafter until expiration in 2002. The Company made principal payments under its capital lease obligations of $420,000 in the nine months ended on September 30, 1998. The Company expects its capital expenditures in 1998 to be approximately $1,500,000 consisting of laboratory and other equipment purchases.

         The Company believes that its existing capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements, as currently planned, through 1999. The Company's actual cash requirements may vary materially from those now planned and will depend on numerous factors. There can be no assurance that the Company's existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements during such period. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.

         On September 23, 1998, the Company completed a private placement financing with investors and raised approximately $12.8 million (net of financing costs of $820,000) by issuing 6,065,560 shares at $2.25 per share, along with 3,032,783 warrants exercisable for Common Stock at $2.25 per share. The Company has filed an S-3 registration statement to register the resale of the 9,098,343 shares of Common Stock related to this financing. The proceeds of this private offering will be used primarily to fund the clinical development of daptomycin and the development of its proprietary genomic target validation and assay development (VITA(TM)) technology. For additional information, see Part II, Item II hereof. These additional funds together with existing cash resources are expected to be used to fund the Company's operations and capital requirements through 1999.


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

                          PART II -- OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         On September 23, 1998, the Company completed a private placement financing by issuing 6,065,560 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), for a per share price of $2.25 and an aggregate offering price of $13,647,510, along with 3,032,783 warrants exercisable for Common Stock at $2.25 per share, to a group of institutional investors. The warrants are exercisable at any time from September 23, 1998 until September 23, 2003. An exemption from registration is claimed pursuant to
Section 4(2) of the Act and Rule 506 promulgated thereunder.

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

         Of such net proceeds, an aggregate of $9,960,000 has been spent through September 30, 1998 for the following uses and in the following amounts per use:
$324,000 in construction of plant, building and facilities; $2,239,000 for repayment of indebtedness; $7,397,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The remaining balance of such net proceeds, consisting of $5,193,000, are held in cash, cash equivalents, and investments.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 -- Securities Purchase Agreement, dated as of September 10, 1998 between the Company and each of the Purchasers listed on Exhibit A thereto.
                  10.2 -- Registration Rights Agreement, dated as of September 10, 1998 between the Company and each person listed on Exhibit A thereto.
                  10.3 -- Common Stock Purchase Warrants, dated September 23, 1998, executed by the Company. 27 -- Financial Data Schedule

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed by the Company on September 14, 1998, to file a press release announcing the execution of the definitive agreement with investors to raise approximately $13.7 million (See Part II, Item II).

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CUBIST PHARMACEUTICALS, INC.


         November 4, 1998                  By: /s/       Thomas A. Shea
                                              ---------------------------------
                                               Thomas A. Shea,
                                               Senior Director of Finance
                                               & Administration and Treasurer
                                               (Authorized Officer and Principal
                                               Finance and Accounting Officer)