Form 10-K
period 1998-12-31
CUBIST PHARMACEUTICALS INC
filed 1999-03-17
CIK 912183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the registrant's common stock, $.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 5, 1999 was approximately $40,418,517 based on 10,430,585 shares held by such non-affiliates at the closing price of a share of Common Stock of $3.875 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 7,019,871 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 5, 1999 was 17,450,456.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 1999 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

      ITEM                                                                                                            PAGE
-----------                                                                                                           -----
                                                                                                          PART I

         1   Business............................................................................................           3
         2   Description of Property.............................................................................          26
         3   Legal Proceedings...................................................................................          27
         4   Submission of Matters to a Vote of Security Holders.................................................          27

                                                                                                         PART II

         5   Market For Registrant's Common Stock and Related Stockholder Matters................................          28
         6   Selected Financial Data.............................................................................          30
         7   Management's Discussion and Analysis of Financial Condition and Results of Operations...............          30
        7A   Quantitative and Qualitative Disclosures About Market Risk..........................................          37
         8   Financial Statements................................................................................          38
         9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................          61

                                                                                                        PART III

        10   Directors and Executive Officers of the Registrant..................................................          61
        11   Executive Compensation..............................................................................          61
        12   Security Ownership of Certain Beneficial Owners and Management......................................          61
        13   Certain Relationships and Related Transactions......................................................          61

                                                                                                         PART IV

        14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          62

             Signatures..........................................................................................          67

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) STATEMENTS ABOUT THE ADEQUACY OF THE COMPANY'S CASH, CASH EQUIVALENTS, OTHER CAPITAL RESOURCES, INTEREST INCOME, OTHER INCOME AND FUTURE REVENUES DUE UNDER THE COMPANY'S COLLABORATIVE AGREEMENTS TO FUND ITS OPERATING EXPENSES AND CAPITAL REQUIREMENTS AS CURRENTLY PLANNED THROUGH 1999, (II) STATEMENTS ABOUT THE AMOUNT OF CAPITAL EXPENDITURES THAT THE COMPANY EXPECTS TO INCUR IN 1999, AND (III) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10K, AND THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Cubist Pharmaceuticals, Inc. is a drug company focused on the discovery, development and commercialization of novel drugs to treat infections. Daptomycin, the Company's in-licensed lead product, is a unique agent with bactericidal activity that addresses the critical need for new antibiotics with potent activity against life threatening infections. The Company began Phase III clinical trials of intravenous daptomycin for complicated skin and soft tissue infections and also began a Phase II clinical trial for bacteremia in February of 1999. Cubist is also applying its VITA-TM- technology to validate unique targets and to build assays to identify additional novel compounds with a broad spectrum of activity against life-threatening infectious organisms such as methicillin resistant STAPHYLOCOCCUS AUREUS (MRSA) and vancomycin resistant enterococci (VRE).

    The Company's business strategy for building a profitable and sustainable pharmaceutical company involves building value from its core competencies of generating and utilizing drug discovery and drug development technologies. Daptomycin is currently the focal product in the Company's drug development program. The Company at this time plans on independently developing daptomycin within the United States and Europe, however, the Company will continue to evaluate partnering opportunities for daptomycin. In addition, the Company has built an experienced drug development team, developed development processes and plans to utilize these core strengths to develop additional drug candidates. Such candidates are currently under evaluation for future in-licensing opportunities.

    The fundamental technology used in the Company's drug discovery program is its VITA-TM- (Validation IN VIVO of Targets and Assays for Antiinfectives) technology. The Company believes that the VITA-TM- technology addresses an immediate need within the arena of drug discovery. The Company also believes that there is the potential for it to obtain revenues by granting non-exclusive licenses to the technology through collaborations with multiple partners. Consistent with this strategy, in February 1999, the Company entered into a Collaborative Research and License Agreement with Novartis Pharma AG ("Novartis") pursuant to which the Company granted Novartis a non-exclusive license to the VITA-TM- technology. In return, the Company received funds in the form of an up front equity investment, and will receive revenue in the form of research costs reimbursements, research and development milestone payments and royalties on sales of drugs. In addition, the Company is still engaged in drug discovery partnerships with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Merck & Co., Inc. ("Merck") utilizing technology unrelated to VITA-TM-. These collaborations may also contribute future milestone payments to help reduce the Company's expenditures.

OVERVIEW OF INFECTIOUS DISEASE AND DRUG RESISTANCE

    Infectious diseases are caused by bacteria and fungi present in the environment that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body's immune system. These pathogens then establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including those of the bloodstream, skin and soft tissue, heart, lung, liver and urinary tract.

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

    Chemistry-based approaches have focused on chemically modifying the molecular structure of existing antiinfective drugs or combining existing antiinfective drugs with another agent (an antibiotic potentiator) to circumvent established drug resistance mechanisms. Despite the introduction of second and third generation antiinfective drugs, certain pathogens have developed resistance to all currently available drugs. Examples include:

    (i) Methicillin resistant STAPHYLOCOCCUS AUREUS ("MRSA"): S. AUREUS is a common bacterial pathogen causing skin infections and colonization of the nares (entrance to the nose). It is also a frequent hospital-borne pathogen, and routinely acquires characteristics of drug resistance, virulence and toxicity through bacterial genetic transfer. MRSA strains can cause severe tissue damage to existing wounds and bacteremia (blood-borne infections), which has a 42% mortality rate.

    (ii) Vancomycin resistant enterococci ("VRE"): Vancomycin is regarded by many medical practitioners as the "last line of defense" against virulent Gram-positive bacteria species. The emergence of VRE strains in the 1990's has led to infections for which no approved therapy exists. Vancomycin resistance is found in both ENTEROCOCCUS FAECIUM and ENTEROCOCCUS FAECALIS. Nosocomial (hospital based) VRE increased from 0.3% to 7.9%, and has continued to rapidly rise. Resulting VRE bacteremia has a 40 - 55% mortality rate.

    (iii) Glycopeptide intermediately susceptible STAPHYLOCOCCUS AUREUS ("GISA"): The first reports of S. AUREUS infections with decreased susceptibility to vancomycin therapy occurred in 1997. Such bacterial strains have been found in a wide geographical area throughout Japan and North America. Resistance progression from GISA is expected to be the emergence of fully drug resistant S. AUREUS strains that the medical community has long feared.

DAPTOMYCIN

    In December 1998, the Company filed an Investigational New Drug ("IND") Application with the U.S. Food and Drug Administration ("FDA") and began Phase III clinical trials for intravenous daptomycin in February 1999. These pivotal trials are designed to evaluate the safety and efficacy of daptomycin in patients with complicated skin and soft tissue infections due to Gram-positive bacteria. The observed advantages of daptomycin prior to such trials include its rapidly bactericidal activity and effectiveness IN VITRO against all clinically relevant Gram-positive bacterial strains, including drug resistant strains. Daptomycin has a favorable side effect profile and is expected to be administered as a once-a-day therapy. Cubist's IND also includes the initiation of an open label Phase II trial in patients with bloodstream infections or bacteremia. Bacteremia in hospitalized patients is a serious medical challenge associated with high mortality. These Phase II trials also began in February 1999.

    Daptomycin is a novel cyclic lipopeptide antibiotic derived from a fermentation process. It is rapidly bactericidal IN VITRO against all clinically significant Gram-positive microorganisms including VRE, MRSA, GISA, and coagulase negative staphylococci. In November 1997, Cubist obtained an exclusive worldwide license to develop, manufacture and market daptomycin from Eli Lilly and Company ("Lilly"). Previous Phase II studies conducted by Lilly exhibited comparable efficacy to conventional therapy in treating skin and soft tissue infections and bloodstream infections. Daptomycin has exhibited a highly favorable safety profile as compared to conventional therapy. At higher dosages than planned for any Cubist trials, a few subjects experienced reversible mild skeletal muscle effects. No cardiac or smooth muscle abnormalities were encountered. Additionally, results of Cubist's nonclinical investigations suggest that once-a-day administration of daptomycin may be more effective than a 12-hour dosing regimen and may obviate skeletal muscle abnormalities.

    In the years since the Phase II clinical studies were conducted by Lilly, the need for additional therapies for Gram-positive infections has grown more acute. Moreover, there has been an alarming increase in methicillin and vancomycin-resistant Gram-positive pathogens, particularly in hospitalized patients. Bacteremia caused by these organisms is associated with 40-55% mortality, and alternative therapeutic modalities are urgently needed. On the basis of its IN VITRO activity against clinically significant microorganisms, its bactericidal mode of action, and its promising profile in Phase I and Phase II clinical trials, the Company is undertaking further clinical evaluation of intravenous daptomycin for the treatment of serious Gram-positive infections and bacteremia.

    Daptomycin exerts its antibacterial effect at the bacterial cytoplasmic membrane and disrupts multiple aspects of membrane function, including peptidoglycan synthesis, lipoteichoic acid synthesis, and the bacterial membrane potential. Although not understood in detail, daptomycin's mechanism of antimicrobial action is clearly distinct from that of other antibiotics, including -lactams, aminoglycosides, glycopeptides, and macrolides. Daptomycin demonstrates rapid concentration-dependent bactericidal activity against enterococci and staphylococci, unlike the glycopeptides, vancomycin and teicoplanin. Daptomycin exhibits a concentration-dependent post-antibiotic effect of 1-6 hours on Gram-positive organisms IN VITRO. In a thigh soft tissue infection model in mice, efficacy was primarily related to the peak serum concentration of daptomycin.

    In February of 1998, the Company contracted with ACS Dobfar of Milan, Italy to manufacture daptomycin for clinical trials. The Company received initial delivery of Good Manufacturing Practices ("GMP") daptomycin for clinical trial use in the fourth quarter of 1998.

THE CUBIST DISCOVERY PROGRAM

    The Company is developing and implementing novel technologies to accelerate the process of drug discovery. To discover novel antiinfectives for clinical development, the Cubist discovery platform integrates the scientific disciplines and technologies required for target validation and assay development (including Cubist's proprietary VITA-TM- technology), high-throughput screening and medicinal chemistry. Cubist's VITA-TM- technology enhances the quality of leads identified by screening target assays for antiinfectives. VITA-TM- generates functional biology data useful for prioritizing the most valuable, protein therapeutic targets from clinically important pathogens such as STAPHYLOCOCCUS AUREUS. The technology allows validated targets to be enabled for high throughput screens for the rapid identification of quality leads for medicinal chemistry programs.

VITA-TM- (VALIDATION IN VIVO OF TARGETS AND ASSAYS FOR ANTIINFECTIVES)

    Because therapeutic targets are proteins, a functional biology approach to validate the utility of a target protein for antiinfective inhibition is needed. The genomics explosion has resulted in the identification of a wealth of potential targets for drug discovery. Current methods to prioritize targets utilize genomics to investigate the relevance of the gene encoding the target (gene knockout studies) or the relevance of the expression of the gene encoding the target (antisense, ribozyme or mRNA expression studies). These indirect methods do not assess the function of the target protein during an infection. VITA-TM-, on the other hand, is designed to directly validate target proteins for antiinfective inhibition in the pathogen during an established infection in an animal and to identify whether or not a compensatory mechanism can override the inhibition of an essential target during an infection. In addition, the VITA-TM- technology enhances the quality of leads identified by screening target assays for antiinfectives. VITA-TM- is designed to generate functional biology data useful for prioritizing valuable, protein therapeutic targets from clinically relevant pathogens such as STAPHYLOCOCCUS AUREUS. The technology enables validated targets high throughput screens for the rapid identification of quality leads for medicinal chemistry programs.

    An antiinfective drug acts during an infection by binding to a specific target and inhibiting its function. Target inhibition leads to impaired pathogen growth or cell death and reduced infectivity; consequently the animal survives the infection. Utilizing VITA-TM-, a target is validated by first regulating the expression of a peptide that binds to a functionally relevant site of the target during an established infection in mice. If the target is essential for pathogen survival and continued infectivity, then the peptide will inhibit target function and pathogen growth and the mice will survive. If the inhibition of the target is not relevant to infectivity, the pathogen will continue to thrive and the mice will die from the infection. The peptide used to specifically inhibit the target can then be used in a high throughput screen to identify small molecule compounds that bind to functionally relevant sites on the target protein by competing with the peptide for binding.

    VITA-TM- couples the validation of antiinfective targets during an established infection in a mouse model system with assay development to discover novel drug leads that act on therapeutically relevant targets. The method by which targets are validated by the VITA-TM- technology is analogous to how an antibiotic inhibits its protein target during an established infection. The assay developed using the VITA-TM-technology is more likely to be broadly applicable to any target, including proteins encoded by open reading frames
(ORFs) than using other known technologies. ORFs present opportunities for drug discovery and until recently have been intractable to traditional high throughput screening paradigms. Because quality, small molecule lead compounds that bind to functionally relevant sites on validated targets are identified via high throughput screening to form the basis of medicinal chemistry programs, the Company believes the VITA-TM- technology will enhance the antiinfective drug discovery process by enabling the identification of such ORFs. The goal of using the VITA-TM- technology is to focus the ensuing medicinal chemistry programs on therapeutically relevant targets potentially resulting in resource and cost savings throughout the discovery and development process.

    Cubist has established scientific proof of principle of the VITA-TM-technology and has established a variety of methodologies to expeditiously implement this technology for drug discovery including the rapid identification and characterization of specific peptides, methods for the regulation of expression of the peptides in pathogenic organisms during infection, a murine model of infection and a high throughput competitive binding assay applicable to many diverse targets. The continued enhancement and licensing of the VITA-TM- technology is the primary focus of Cubist's discovery program. Patent applications have been filed.

HIGH THROUGHPUT SCREENING

    Cubist utilizes state of the art technologies in automation, robotics and assay technologies to perform high-throughput screening of compound libraries to identify novel inhibitors. Thousands of compounds a day may be screened in these assays. Inhibitors may be further characterized using Cubist's secondary screening assays where increasingly stringent selection criteria are applied to identify drug candidates with the greatest potential for successful development.

MEDICINAL CHEMISTRY

    Cubist optimizes the pharmaceutical properties of lead compounds through the iterative use of medicinal chemistry and IN VITRO biological assays. The Company's medicinal chemistry efforts are directed towards increasing the throughput of synthesis of optimized analogues of specific lead compounds utilizing chemical technologies including focused arrays, combinatorial libraries and computational chemistry. Lead compounds enter a high-speed chemical analoging program which generates large numbers of structurally-related compounds. Analogs are evaluated for numerous biological properties.

COLLABORATIVE AGREEMENTS

    The Company has entered into drug discovery and development collaboration agreements with Novartis Pharma AG ("Novartis"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Merck & Co., Inc. ("Merck") to discover and develop novel antiinfectives. In the Bristol-Myers Squibb and Merck collaborations, the collaborators' respective compound libraries have been screened against certain Cubist aminoacyl-tRNA synthetase targets. Chemical compound structures are currently undergoing optimization into pre-clinical and clinical development candidates. In the Novartis collaboration, the Company will validate and develop assays for antiinfective targets utilizing the Company's proprietary VITA-TM-technology and to identify new compounds for development as antiinfectives. These collaborations have provided the Company with funding, research and development resources, and access to libraries of diverse compounds and clinical development, manufacturing and commercialization capabilities.

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

    MERCK

    In June 1996, the Company and Merck entered into a Collaborative Research and License Agreement (the "Merck Agreement") pursuant to which they agreed to collaborate to discover and develop novel antiinfective drugs from leads obtained by screening three of Cubist's aminoacyl-tRNA synthetase targets against Merck's compound library. In connection with the collaboration, Merck has made research support payments and has paid technology licensing fees to Cubist. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." Under the terms of the Merck Agreement, Cubist is entitled to receive additional milestone payments from Merck, if such milestones are achieved. Cubist has granted Merck an exclusive worldwide license to commercialize drugs resulting from this collaboration. The development, manufacture and worldwide sale of drugs resulting from the collaboration will be conducted by Merck, and the Company will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized from this collaboration.

    NOVARTIS

    In February 1999, the Company entered into a research and license agreement with Novartis Pharma AG (the "Novartis Agreement") to use the Company's proprietary VITA-TM- technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. Both the Company's and Novartis' compound libraries will be screened against these targets. In exchange for such license, Novartis will pay the Company certain research payments and, if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to the Company on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis has made a $4.0 million equity investment in Cubist.

OTHER COLLABORATIONS

    To expand its access to novel small molecule libraries for screening and target discovery, Cubist has formed and is currently engaged in alliances with leading biotechnology companies including ArQule, Inc., Genzyme Corporation, Neurogen Corporation and Helios Pharmaceuticals.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company seeks to protect its cloned targets, expressed proteins, assays, organic synthetic processes, lead compounds, screening technology and certain other technology by, among other things, filing, or causing to be filed on its behalf, patent applications. Cubist has nine issued U.S. patents, twenty-six pending U.S. patent applications and two pending international patent applications. To date, the Company has received a notice of allowance for two of these U.S. applications. Cubist has licensed, from the Massachusetts Institute of Technology, three U.S. patents related to research technologies. There can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future.

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

    U.S. REGULATORY PROCESS

    Before testing in the United States of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for preclinical data must be satisfied. Pre-clinical testing includes both IN VITRO and IN VIVO laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as from IN VITRO studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial (Phase I) studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

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

EMPLOYEES

    As of March 10, 1999, the Company had 54 full-time employees, 41 of whom were engaged in research and development and 13 of whom were engaged in management, administration and finance. Doctorates are held by 20 of the Company's employees. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced an employment-related work stoppage and considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Scott M. Rocklage, Ph.D..............................          44   President, Chief Executive Officer and Director
Francis P. Tally, M.D................................          58   Executive Vice President, Scientific Affairs
Thomas A. Shea.......................................          39   Vice President, Finance & Administration, and Chief
                                                                    Financial Officer, Treasurer
Dennis D. Keith, Ph.D................................          55   Vice President, Drug Discovery
Frederick B. Oleson, Jr., D.Sc.......................          49   Vice President, Drug Development

    DR. ROCKLAGE has served as President and Chief Executive Officer and as a member of the Board of Directors of the Company since July 1994. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Nycomed Salutar, Inc., a diagnostic imaging company and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drugs Omniscan and Teslascan. Dr. Rocklage received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

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

    MR. SHEA has served as Vice President, Finance and Administration and Chief Financial Officer since December 1998. He has served as Treasurer and Chief Accounting Officer since June 1996. From December 1997 to December 1998 he served as Senior Director of Finance and Administration. Previous to that he was Director of Finance and Administration. From 1987 to 1993, he served as Manager of Accounting/MIS and Budget and Financial Analyst at ImmuLogic Pharmaceutical Corporation, a biotechnology company. Mr. Shea received his B.S. in Accounting/Law from Babson College and his Masters in Business Administration from Suffolk University.

RISK FACTORS

    STOCKHOLDERS AND PROSPECTIVE PURCHASERS OF THE COMPANY'S COMMON STOCK SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, IN ADDITION TO THE OTHER INFORMATION APPEARING IN THIS ANNUAL REPORT ON FORM 10-K.

    EARLY STAGE OF PRODUCT DEVELOPMENT; NO ASSURANCE OF SUCCESSFUL COMMERCIALIZATION. Since inception, the Company has generated no revenue from product sales. The Company's research and development programs are at an early stage, and the Company does not expect that any drugs resulting from its research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be commercially available for a significant number of years, if at all. The Company has one drug candidate in clinical development. To date, the Company has not, independently or with its collaborative partners, completed the optimization of any lead candidates. Any drug candidates developed by the Company will require significant additional research and development efforts, including extensive preclinical (animal and IN VITRO data) and clinical testing and regulatory approval, prior to commercial sale. Only one of the Company's drug candidates has advanced to any phase of preclinical or clinical trials. There can be no assurance that the Company's approach to drug discovery, acting independently or with the efforts of any collaborative partner of the Company, will be effective or will result in the development of any drug. The Company's drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that any or all of the Company's drug candidates will be found to be unsafe, ineffective or toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that these drug candidates, if safe and effective, will be difficult to develop into commercially viable drugs or to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such drugs; or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable drugs would have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON COLLABORATIVE PARTNERS AND OTHERS. A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. The Company is a party to collaborative agreements with Novartis, Bristol-Myers Squibb and Merck (collectively, the "Collaborative Agreements"). Under the Collaborative Agreements, each of Novartis, Bristol-Myers Squibb and Merck is responsible for
(i) providing libraries of compounds for screening against certain of the Company's targets, (ii) selecting compounds determined to be leads in the screening for subsequent development, (iii) conducting preclinical and clinical trials and obtaining required regulatory approvals of drug candidates, and (iv) manufacturing and commercializing resulting drugs. As a result, the Company's receipt of revenues (whether in the form of continued research funding, drug development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the decisions made by the manufacturing and marketing resources of its collaborative partners. The Company's collaborative partners are not obligated to develop or commercialize any drug candidates resulting from the Collaborative Agreements. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company are not within the Company's control. Moreover, certain drug candidates discovered by the Company may be viewed by the Company's collaborative partners as competitive with such partners' drugs or drug candidates. Accordingly, there can be no assurance that the Company's collaborative partners will elect to proceed with the development of drug candidates which the Company believes to be promising or that they will not pursue their existing or alternative technologies in preference to such drug candidates. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently, or with third parties, drugs that could compete with drugs of the types contemplated by the Collaborative Agreements, or that disagreements over rights or technology or other proprietary interests will not occur.

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

    ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF AVAILABLE FUNDING. The Company will require substantial additional funds for its drug discovery and development programs, for operating expenses, for clinical trials, for pursuing regulatory clearances, for the development of manufacturing, marketing and sales capabilities and for prosecuting and defending its intellectual property rights before it can expect to realize significant revenues from commercial sales. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require the Company to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that the Company would not otherwise issue or relinquish in order to continue independent operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred a cumulative operating loss of approximately $34.8 million through December 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop daptomycin, to develop target assays, acquisition and chemical optimization of compounds, automated high throughput screening and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical trials and development of manufacturing, marketing and sales capabilities. In the next few years, the Company's revenues may be limited to research support payments under the Collaborative Agreements and any amounts received under other research or drug development collaborations that the Company has established or will establish. There can be no assurance, however, that the Company will be able to establish any additional collaborative relationships on terms acceptable to the Company or maintain in effect the current Collaborative Agreements. The Company's ability to achieve significant revenue or profitability is dependent on its or its collaborative partners' ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for the drug candidates and to manufacture and commercialize the resulting drugs. The Company will not receive revenues or royalties from commercial sales for a significant number of years, if at all. Failure to receive significant revenues or achieve profitable operations would impair the Company's ability to sustain operations. There can be no assurance that the Company will ever successfully develop, commercialize, patent, manufacture and market any products, obtain required regulatory approvals or achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    NO ASSURANCE OF MARKET ACCEPTANCE. There can be no assurance that any drugs successfully developed by the Company, independently or with its collaborative partners, if approved for marketing, will achieve market acceptance. The antiinfective drugs which the Company is attempting to develop will compete with a number of well-established antiinfective drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by the Company will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of the Company's drug candidates, their potential advantage over existing therapies and reimbursement policies of government and third-party payers. There is no assurance that physicians, patients or the medical community in general will accept and utilize any drugs that may be developed by the Company independently or with its collaborative partners.

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

    In addition, some of the Company's competitors have greater experience than the Company in conducting preclinical and clinical trials and obtaining U.S. FDA and other regulatory approvals. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trails, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

    IMPACT OF EXTENSIVE GOVERNMENT REGULATION. The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed preclinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures to establish their safety and efficacy. All of the Company's drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of the Company's drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. To date, the Company has filed an IND with the FDA in connection with daptomycin. There can be no assurance as to when the Company, independently or with its collaborative partners, might submit an additional IND for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products.

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

    As more fully described in "Government Regulation" herein, the FDA has developed two "fast track" policies for certain new drugs (including antibiotics), one policy for expedited development and review and one policy for accelerated approval. The expedited development and review policy applies to new drug therapies that are intended to treat persons with life-threatening and severely debilitating illnesses, especially where no satisfactory alternative therapy exists. There can be no assurance that any drug candidate contemplated by the Company will qualify for the FDA's various fast track or priority approval policies. Nor can there be any assurance that such policies will remain as currently implemented by the FDA. As with many biotechnology and pharmaceutical companies, the Company is subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could materially adversely affect the Company's business, operating results and financial condition. The Company is subject to periodic inspections and has not received notice of any material violations of any environmental or safety law or regulation.

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

    DEPENDENCE OF KEY PRODUCT. The Company is highly dependent upon its lead in-licensed product daptomycin. Although Phase III clinical trials have begun with respect to the intravenous formulation of daptomycin, there can be no assurance that it will achieve FDA approval or, if approved, that daptomycin will be successfully marketed, distributed or utilized. Unless other products are developed or in-licensed, the failure of daptomycin could adversely affect the Company's business, operating results and financial condition. There can be no assurance that other products will be developed or in-licensed by the Company.

    LACK OF MANUFACTURING, MARKETING AND SALES CAPABILITY AND
EXPERIENCE. Cubist has not yet made any significant investment in the development of marketing or sales capabilities and has made only a modest investment in manufacturing capabilities through an outside source. The Company has no experience in manufacturing of products in accordance with Good Manufacturing Practices as prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for clinical trials. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical trials with the Company's drug candidates will be adversely affected, resulting in delays in the submission of drug candidates for regulatory approvals and in the initiation of new development programs, which in turn could materially impair Cubist's competitive position and the possibility of achieving profitability.

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

    REIMBURSEMENT AND DRUG PRICING UNCERTAINTY The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of the Company's drug candidates will depend substantially on reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or elsewhere will be available for any drugs the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's drugs, thereby adversely affecting the Company's business. If reimbursement is not available or is available only to limited levels, there can be no assurance that the Company will be able to obtain collaborative partners to manufacture and commercialize drugs, or would be able to obtain a sufficient financial return on its own manufacture and commercialization of any future drugs.

    Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect the Company's ability to sell any of its drugs if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

    POTENTIAL PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE. The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of the Company's drug candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks will expand with respect to the Company's drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance for the biotechnology industry is generally expensive, if available at all. The Company does have product liability insurance for its one product in clinical trials, however, such coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to obtain insurance coverage at acceptable costs or in a sufficient amount, in the future, or that a product liability claim would not adversely affect the Company's business, operating results or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock is traded on the Nasdaq National Market under the symbol "CBST". The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's common stock as reported by the Nasdaq National Market.

1997                                                                            HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $   13.00  $    6.00
Second Quarter..............................................................  $   10.25  $    6.00
Third Quarter...............................................................  $    7.50  $    5.00
Fourth Quarter..............................................................  $    8.25  $    4.88

1998
First Quarter...............................................................  $    5.75  $    4.25
Second Quarter..............................................................  $    5.69  $    4.50
Third Quarter...............................................................  $    4.69  $    2.03
Fourth Quarter..............................................................  $    3.81  $    2.00

HOLDERS

    As of March 5, 1999, the Company had approximately 154 stockholders of record. This does not reflect persons or entitles who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

    The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Described below is information regarding all securities of the Company sold by the Company during the fiscal year ended December 31, 1998, which, unless otherwise noted below, were not registered under the Securities Act of 1933, as amended (the "Securities Act").

    In September 1998, the Company issued and sold an aggregate of 6,065,560 shares of Common Stock at a purchase price of $2.25 per share and issued warrants exercisable for 3,032,783 shares of Common Stock. Such warrants are exercisable over a five year period at an exercise price of $2.25 per share. The issuance and sale of such shares of Common Stock were made in reliance on Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. These shares were subsequently registered with the Securities and Exchange Commission.

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

    Of such net proceeds, an aggregate of $9,124,000 has been spent through December 31, 1998 for the following uses and in the following amounts per use:
$342,000 in construction of plant, building and facilities; $1,803,000 for repayment of indebtedness; $6,979,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The remaining balance of such net proceeds, consisting of $6,029,000, are held in cash, cash equivalents, and investments.

ITEM. 6. SELECTED FINANCIAL DATA

                                                                                YEARS ENDED DECEMBER 31,
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  -----------------------------------------------------
                                                                    1998       1997       1996       1995       1994
                                                                  ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Total revenues..................................................  $   1,634  $   2,733  $   4,985  $   1,271  $      --
Research and development expenses...............................     10,489      9,341      6,871      4,965      3,309
General and administrative expenses.............................      3,495      3,292      1,989      1,708      1,449
Other income (1)................................................         --      1,833         --         --         --
Net loss........................................................    (11,825)    (7,265)    (3,799)    (5,396)    (4,813)
Basic and diluted net loss per share............................  $   (0.97) $   (0.73) $   (1.49) $   (5.47) $   (7.61)
Weighted average number of common shares outstanding............     12,224      9,995      2,554        986        633

------------------------

(1) Gain on the sale of the Company's equity position in Novalon.

                                                                              YEARS ENDED DECEMBER 31,
                                                                                   (IN THOUSANDS)
                                                                -----------------------------------------------------
                                                                  1998       1997       1996       1995       1994
                                                                ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash equivalents and short and long-term
  investments.................................................  $  19,012  $  18,116  $  19,329  $   3,056  $   1,221
Total assets..................................................     23,137     21,673     23,452      7,048      4,250
Long-term obligations.........................................      1,308      1,105      1,053      1,257      2,032
Stockholder's equity..........................................     20,086     19,063     20,299      4,895        823
Dividends.....................................................         --         --         --         --         --

ITEM. 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

OVERVIEW

    Since its incorporation on May 1, 1992 and commencement of operations in February 1993, Cubist has been engaged in the research, development and commercialization of novel antiinfective drugs to treat infectious diseases caused by bacteria and fungi. The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical and clinical trials and development of manufacturing, marketing and sales capabilities.

    A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. The Company is a party to collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb and Merck. Under these collaborative agreements, the Company is entitled to receive research support payments and, if certain drug development milestones are achieved, milestone payments. In addition, the Company will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations.

    On February 3, 1999, the Company entered into a research and license agreement with Novartis Pharma AG ("Novartis") to use the Company's proprietary VITA-TM- technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for such license, Novartis will pay the Company certain research payments and if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to the Company on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and the Company issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of the VITA-TM-technology.

    On September 23, 1998, the Company completed a private placement financing with investors and raised approximately $12.7 million (net of financing costs of $901,000) by issuing 6,065,560 shares at $2.25 per share, along with warrants exercisable for 3,032,783 shares of Common Stock at $2.25 per share. The Company has filed an S-3 registration statement to register the resale of the 9,098,343 shares of Common Stock related to this financing. The proceeds of this private offering will be used primarily to fund the clinical development of daptomycin and the development of its proprietary genomic target validation and assay development (VITA-TM-) technology. These additional funds together with existing cash resources are expected to be used to fund the Company's operations and capital requirements through 1999.

    On November 7, 1997, the Company entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which the Company acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, the Company has paid to Eli Lilly an upfront license fee in cash, and if certain drug development milestones are achieved, has agreed to pay milestone payments in cash or by issuing shares of Common Stock to Eli Lilly. In addition, the Company will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. Daptomycin is a novel, natural product being developed for the treatment of STAPHYLOCOCCUS AUREUS and enterococcus infections in humans. The Company began clinical trials of daptomycin in February of 1999.

YEAR 2000 READINESS

    The "Year 2000" issue generally describes the various problems which may result from the improper processing of dates and date-sensitive calculations. Computers and other equipment containing computer-related components (such as programmable logic controllers and other embedded systems) using two digits to identify the year in a date may not be able to distinguish between dates in the 20th century versus the 21st century. Because computer and microprocessor use is so widespread, the issue has become a societal concern, the impact of which is not yet known.

    The Company has completed the assessment of its critical computer systems and embedded systems and believes them to be Year 2000 compliant. Although the Company believes its critical systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company believes that any failure of the Company's non-critical systems to be Year 2000 compliant will not have a material adverse effect on the Company.

    In addition to the Company's critical systems, the Company relies on third party service providers and suppliers (i.e., payroll services company, telecommunications companies, banks and utility companies and contract manufacturers) in the conduct of its business, and it recognizes that there may be potential exposure to Year 2000-related business disruptions as a result. The Company has contacted its significant service providers and contract manufacturers and has obtained assurances from some that they are addressing Year 2000 issues in a prudent fashion. Others have not replied in any fashion, but none have informed the Company of material Year 2000 issues. The Company is unable to control whether the firms and suppliers it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company's operations could be adversely affected to the extent that firms and suppliers would be unable to provide services, materials or products.

    To the extent that Year 2000 compliance assurances are not given by the Company's third party service providers and suppliers, the Company intends to devise contingency plans to address any potential negative effects in the event of the unavailability of services, materials or products. If necessary, the Company may increase inventory levels of materials and products prior to December 1999 as a contingency against possible disruption of supply. Nevertheless, a failure of any contingency plan devised by the

Company may not prevent a business interruption caused by one or more of its third party service providers or suppliers, and such a failure may have a material adverse effect on the Company.

    Expenditures to date have not been material and have consisted solely of the time of certain company personnel. The Company does not currently expect that future costs of completing the assessment will be material.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES. Total revenues in the year ended December 31, 1998 were $1,634,000 compared to $2,733,000 in the year ended December 31, 1997, a decrease of $1,099,000 or 40.2%. The revenue earned in the year ended December 31, 1998 consisted of $1,107,000 in research support funding from the Bristol-Myers Squibb and Merck collaborations; and $528,000 in SBIR funding. The revenue earned in the year ended December 31, 1997 consisted of $2,025,000 in research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations; a $500,000 milestone payment from the Bristol-Myers Squibb collaboration; and $208,000 in SBIR funding. The decrease in revenues in the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily due to the decrease of research support funding from Merck during 1998; the decrease of research support funding due to the termination of the Pfizer collaboration in 1997; and the lack of milestone payments from the Bristol-Myers Squibb collaboration during 1998.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the year ended December 31, 1998 were $10,489,000 compared to $9,341,000 in the year ended December 31, 1997, an increase of $1,148,000 or 12.3%. The increase was largely due to (i) increased consulting and manufacturing costs related to daptomycin development, and (ii) the additional personnel and purchases that are required by such development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 1998 were $3,495,000 compared to $3,292,000 in the year ended December 31, 1997, an increase of $203,000 or 6.2%. The increase was largely due to (i) increased costs related to personnel, (ii) increased marketing and investor and public relations expenses, and (iii) increased consulting and license expenses.

    INTEREST INCOME AND EXPENSE. Interest income in the year ended December 31, 1998 was $859,000 compared to $1,039,000 in year ended December 31, 1997, a decrease of $180,000 or 17.3%. The decrease in interest income was due primarily to a lower average cash, cash equivalent and investment balances during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Interest expense in the year ended December 31, 1998 was $334,000 as compared to $237,000 during the year ended December 31, 1997, an increase of $97,000 or 40.9%, due to additional leasing arrangements during the year.

    OTHER INCOME. Other income in the year ended December 31, 1997 was $1,833,000 and consisted entirely of gain on the sale of the Company's equity position in Novalon.

    NET LOSS. The net loss for the year ended December 31, 1998 was $11,825,000 compared to $7,265,000 during the year ended December 31, 1997, an increase of $4,560,000 or 62.8%. The increase was primarily due to (i) a decrease in revenues during the year ended December 31, 1998, as described above, (ii) an increase in expenses incurred associated with the development of daptomycin,
(iii) and increased costs associated with the Company's marketing and investor relations program.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The Company's total cash, cash equivalent and investments balance at December 31, 1998 was $19,012,000 compared to $18,116,000 at December 31, 1997.

    Through December 31, 1998, the Company had invested an aggregate of $7,728,000 (of which $1,835,000 was invested during the year then ended) in property and equipment, primarily in facility renovations and laboratory equipment under capital leases. The obligations under capital leases at December 31, 1998 were $1,918,000. Minimum annual principal payments due under capital leases total $843,000 in 1999. Principal payments are scheduled to decline each year thereafter until expiration in 2002. The Company made principal payments under its capital lease obligations of $577,000 in the year ended December 31, 1998. The Company expects its capital expenditures in 1999 to be approximately $800,000, consisting of laboratory and other equipment purchases.

    On September 23, 1998, the Company completed a private placement financing with investors and raised approximately $12.7 million (net of financing costs of $901,000) by issuing 6,065,560 shares at $2.25 per share, along with 3,032,783 warrants exercisable for Common Stock at $2.25 per share. The Company has filed an S-3 registration statement to register the resale of the 9,098,343 shares of Common Stock related to this financing. The proceeds of this private offering will be used primarily to fund the clinical development of daptomycin and the development of its proprietary genomic target validation and assay development (VITA-TM-) technology.

    On February 3, 1999, the Company entered into a research and license agreement with Novartis Pharma AG ("Novartis") to use the Company's proprietary VITA-TM- technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for such license, Novartis will pay the Company certain research payments and if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to the Company on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and the Company issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of the VITA-TM-technology.

    The Company believes that its existing capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements as currently planned through 1999. The Company's actual cash requirements may vary materially from those now planned and will depend on numerous factors. There can be no assurance that the Company's existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements during such period. Thereafter, the Company will need to raise substantial additional capital to fund its operations.

The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.

RECENT PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

    Interest Rate Risk--The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          39

Balance Sheets as of December 31, 1998 and 1997............................................................          40

Statements of Operations for the years ended December 31, 1998, 1997 and 1996..............................          42

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..............................          43

Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.........          45

Notes to Financial Statements..............................................................................          47

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 15, 1999

                          CUBIST PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
ASSETS
Current Assets:
  Cash and cash equivalents........................................................  $   6,463,688  $   2,837,600
  Short-term investments...........................................................      8,692,514      6,709,623
  Accounts receivable..............................................................             --         53,333
  Prepaid expenses and other current assets........................................        231,409        142,635
                                                                                     -------------  -------------
  Total current assets.............................................................     15,387,611      9,743,191
Property and equipment.............................................................      7,727,821      5,893,101
  Less: Accumulated depreciation and amortization..................................     (3,908,054)    (2,712,341)
                                                                                     -------------  -------------
  Property and equipment, net......................................................      3,819,767      3,180,760
Long-term investments..............................................................      3,855,336      8,569,107
Other assets.......................................................................         74,238        180,294
                                                                                     -------------  -------------
    Total assets...................................................................  $  23,136,952  $  21,673,352
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                          CUBIST PHARMACEUTICALS, INC.

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable.................................................................  $     460,939  $     275,260
  Accrued expenses.................................................................        572,562        492,304
  Current portion of long-term debt................................................         83,957        189,730
  Current portion of capital lease obligations.....................................        625,450        548,351
                                                                                     -------------  -------------
    Total current liabilities......................................................      1,742,908      1,505,645
Long-term debt, net of current portion.............................................         16,109        100,072
Long-term capital lease obligation, net of current portion.........................      1,292,165      1,004,969
                                                                                     -------------  -------------
    Total liabilities..............................................................      3,051,182      2,610,686
                                                                                     -------------  -------------

Commitments (Notes F, J, &K)

Stockholders' Equity:
Preferred Stock non-cumulative; convertible, $.001 par value; authorized 5,000,000
  shares, 1998 and 1997; issued and outstanding 1998 and 1997 no shares............             --             --
Common Stock, $.001 par value; authorized 25,000,000 shares, 1998 and 1997; issued and outstanding 1998 16,642,968 shares; issued and outstanding 1997 10,580,555
  shares...........................................................................         16,643         10,581
Additional paid-in capital.........................................................     54,890,014     42,047,966
Accumulated deficit................................................................    (34,820,887)   (22,995,881)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     20,085,770     19,062,666
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  23,136,952  $  21,673,352
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1998           1997           1996
                                                                      --------------  -------------  -------------
Sponsored research revenues.........................................  $    1,634,199  $   2,733,083  $   4,985,052
Operating expenses:
  Research and development..........................................      10,489,258      9,340,928      6,871,149
  General and administrative........................................       3,495,264      3,292,241      1,989,284
                                                                      --------------  -------------  -------------
    Total operating expenses........................................      13,984,522     12,633,169      8,860,433
Interest income.....................................................         858,919      1,038,532        306,017
Interest expense....................................................        (333,602)      (237,119)      (229,305)
Other income........................................................              --      1,833,334             --
                                                                      --------------  -------------  -------------
  Net loss..........................................................  $  (11,825,006) $  (7,265,339) $  (3,798,669)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
  Net comprehensive loss............................................  $  (11,825,006) $  (7,265,339) $  (3,798,669)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
Basic and diluted net loss per common share.........................  $        (0.97) $       (0.73) $       (1.49)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
Weighted average number of common shares for basic and diluted net
  loss per common share.............................................      12,224,404      9,994,718      2,553,999
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1998           1997            1996
                                                                    --------------  -------------  --------------
Cash flows for (from) operating activities:
  Net loss........................................................  $  (11,825,006) $  (7,265,339) $   (3,798,669)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sale of equity interest...............................              --     (1,833,334)             --
    Amortization of equity interest...............................              --        833,334              --
    Depreciation and amortization.................................       1,243,596      1,057,887         740,408
    Changes in assets and liabilities:
      Accounts receivable.........................................          53,333        451,934         482,733
      Prepaid expenses and other current assets...................         (88,774)       144,007        (219,646)
      Other assets................................................         106,056         (6,495)        (15,228)
      Accounts payable and accrued expenses.......................         265,937       (458,577)        911,622
      Deferred revenue............................................              --       (126,900)        126,900
                                                                    --------------  -------------  --------------
        Total adjustments.........................................       1,580,148         61,856       2,026,789
                                                                    --------------  -------------  --------------
Net cash used for operating activities............................     (10,244,858)    (7,203,483)     (1,771,880)
                                                                    --------------  -------------  --------------
Cash flows for (from) investing activities:
  Purchase of equipment...........................................      (1,795,285)      (899,810)       (640,329)
  Leasehold improvements..........................................         (39,435)       (94,753)       (423,256)
  Purchase of equity interest.....................................              --     (1,000,000)             --
  Proceeds from sale of equity interest...........................              --      2,000,000              --
  Purchase of short-term investments..............................      (8,692,514)   (22,686,443)             --
  Maturities of short-term investments............................       6,709,623     15,976,820       1,006,569
  Purchase of long-term investments...............................      (3,855,336)    (8,569,107)             --
  Maturities of long-term investments.............................       8,569,107             --              --
                                                                    --------------  -------------  --------------
Net cash provided by (used for) investing activities..............         896,160    (15,273,293)        (57,016)
                                                                    --------------  -------------  --------------

                          CUBIST PHARMACEUTICALS, INC.

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1998           1997            1996
                                                                    --------------  -------------  --------------
Cash flows for (from) financing activities:
  Issuance of stock...............................................      12,770,227      5,942,697      19,146,448
  Proceeds from notes receivable..................................          30,000             --              --
  Repayments of debt..............................................        (189,736)      (189,943)       (168,565)
  Proceeds from capital lease financing...........................         941,255        927,686         599,593
  Principal payments of capital lease obligations.................        (576,960)      (695,417)       (468,782)
                                                                    --------------  -------------  --------------
Net cash provided by financing activities.........................      12,974,786      5,985,023      19,108,694
                                                                    --------------  -------------  --------------
Net increase (decrease) in cash and cash equivalents..............       3,626,088    (16,491,753)     17,279,798
Cash and cash equivalents at beginning of year....................       2,837,600     19,329,353       2,049,555
                                                                    --------------  -------------  --------------
Cash and cash equivalents at end of year..........................  $    6,463,688  $   2,837,600  $   19,329,353
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest..........................  $      333,602  $     237,119  $      229,305
Non cash activity:
  Cancellation of promissory note in connection with resignation
    of officer (Note H)...........................................  $       37,776             --              --

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                                   $
                                                                                                               ADDITIONAL
                                                                                                                PAID-IN
                                                                                                                CAPITAL
                                                                                                               ----------
                                                                                                                ISSUANCE
                    # OF SHARES  # OF SHARES  # OF SHARES  # OF SHARES  # OF SHARES       $            $           OF
                    PREFERRED A  PREFERRED B  PREFERRED C  PREFERRED D    COMMON      PREFERRED     COMMON       SHARES
                    -----------  -----------  -----------  -----------  -----------  -----------  -----------  ----------
12/31/95
  Balance.........   5,000,000   14,733,370   15,017,813           --    1,016,662    $  34,751    $   1,017   $17,004,210
                    -----------  -----------  -----------               -----------  -----------  -----------  ----------
                    -----------  -----------  -----------               -----------  -----------  -----------  ----------
Series D Preferred
  Stock par $001
  at $1.42 share,
  net of
  expenses........                                          2,816,902                     2,817                 3,941,727
Conversion of
  Preferred Stock
  to Common Stock
  par $.001.......  (5,000,000)  (14,733,370) (15,017,813) (2,816,902)   5,366,849      (37,568)       5,367       32,201
Exercise of Stock
  Options.........                                                          58,244                        58       35,232
Repurchase of
  Common Stock....                                                         (36,634)                      (37)     (12,273)
Initial Public
  Offering, net of
  expenses........                                                       3,139,252                     3,139   15,151,343
Forgiveness of
  Promissory
  Notes...........
Issuance of Common
  Stock Options
  and Warrants....                                                                                                101,378
Amortization of
  Deferred
  Compensation....
Net Loss..........
                                                                        -----------  -----------  -----------  ----------
12/31/96
  Balance.........          --           --           --           --    9,544,373           --    $   9,544   $36,253,818
                                                                        -----------  -----------  -----------  ----------
                                                                        -----------  -----------  -----------  ----------
Exercise of Stock
  Options.........                                                          57,981                 $      58   $  119,320
Repurchase of
  Common Stock....                                                          (1,390)                       (1)        (519)
Issuance of Common
  Stock, net of
  offering
  expenses........                                                         979,591                       980    5,902,859
Amortization of
  Deferred
  Compensation....
Forgiveness of
  Promissory
  Notes...........
Net Loss..........
                                                                        -----------               -----------  ----------
12/31/97
  Balance.........          --           --           --           --   10,580,555           --    $  10,581   $42,275,478
                                                                        -----------               -----------  ----------
                                                                        -----------               -----------  ----------


                                                     $             $
                       NOTES       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                    RECEIVABLE   COMPENSATION     DEFICIT        EQUITY
                    -----------  -------------  ------------  ------------
12/31/95
  Balance.........   $(178,901)    $ (34,431)   ($11,931,873)  $4,894,773
                    -----------  -------------  ------------  ------------
                    -----------  -------------  ------------  ------------
Series D Preferred
  Stock par $001
  at $1.42 share,
  net of
  expenses........                                              3,944,544
Conversion of
  Preferred Stock
  to Common Stock
  par $.001.......                                                      0
Exercise of Stock
  Options.........                                                 35,290
Repurchase of
  Common Stock....                                                (12,310)
Initial Public
  Offering, net of
  expenses........                                             15,154,482
Forgiveness of
  Promissory
  Notes...........      24,442                                     24,442
Issuance of Common
  Stock Options
  and Warrants....                  (101,378)                           0
Amortization of
  Deferred
  Compensation....                    56,058                       56,058
Net Loss..........                               (3,798,669)   (3,798,669)
                    -----------  -------------  ------------  ------------
12/31/96
  Balance.........   $(154,459)    $ (79,751)   ($15,730,542)  $20,298,610
                    -----------  -------------  ------------  ------------
                    -----------  -------------  ------------  ------------
Exercise of Stock
  Options.........                                             $  119,378
Repurchase of
  Common Stock....                                                   (520)
Issuance of Common
  Stock, net of
  offering
  expenses........     (80,000)                                 5,823,839
Amortization of
  Deferred
  Compensation....      20,000        43,924                       63,924
Forgiveness of
  Promissory
  Notes...........      22,774                                     22,774
Net Loss..........                               (7,265,339)   (7,265,339)
                    -----------  -------------  ------------  ------------
12/31/97
  Balance.........   $(191,685)    $ (35,827)   ($22,995,881)  $19,062,666
                    -----------  -------------  ------------  ------------
                    -----------  -------------  ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                                   $
                                                                                                               ADDITIONAL
                                                                                                                PAID-IN
                                                                                                                CAPITAL
                                                                                                               ----------
                                                                                                                ISSUANCE
                    # OF SHARES  # OF SHARES  # OF SHARES  # OF SHARES  # OF SHARES       $            $           OF
                    PREFERRED A  PREFERRED B  PREFERRED C  PREFERRED D    COMMON      PREFERRED     COMMON       SHARES
                    -----------  -----------  -----------  -----------  -----------  -----------  -----------  ----------
Exercise of Stock
  Options.........                                                           2,576                 $       3   $    4,140
Shares issued in
  connection with
  employee stock
  purchase plan...                                                           6,341                         6       20,553
Repurchase of
  Common Stock....                                                          (2,064)                       (2)        (786)
Issuance of Common
  Stock, net of
  offering
  expenses........                                                       6,065,560                     6,065   12,774,811
Amortization of
  Deferred
  Compensation....                                                                                                  2,255
Repayment of
  Promissory
  Notes...........
Cancellation of
  Promissory Note
  in connection
  with resignation
  of officer......                                                         (10,000)                      (10)     (37,766)
Net Loss..........
                                                                        -----------               -----------  ----------
12/31/98
  Balance.........          --           --           --           --   16,642,968           --    $  16,643   $55,038,685
                                                                        -----------               -----------  ----------
                                                                        -----------               -----------  ----------


                                                     $             $
                       NOTES       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                    RECEIVABLE   COMPENSATION     DEFICIT        EQUITY
                    -----------  -------------  ------------  ------------
Exercise of Stock
  Options.........                                             $    4,143
Shares issued in
  connection with
  employee stock
  purchase plan...                                                 20,559
Repurchase of
  Common Stock....                                                   (788)
Issuance of Common
  Stock, net of
  offering
  expenses........                                             12,780,876
Amortization of
  Deferred
  Compensation....      22,223       (11,158)                      13,320
Repayment of
  Promissory
  Notes...........      30,000                                     30,000
Cancellation of
  Promissory Note
  in connection
  with resignation
  of officer......      37,776                                          0
Net Loss..........                              (11,825,006)  (11,825,006)
                    -----------  -------------  ------------  ------------
12/31/98
  Balance.........   $(101,686)    $ (46,985)   ($34,820,887)  $20,085,770
                    -----------  -------------  ------------  ------------
                    -----------  -------------  ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

    Cubist Pharmaceuticals, Inc. ("Cubist" or the "Company") is a biopharmaceutical company founded in May 1992 and is engaged in the research, development and commercialization of novel classes of antiinfective drugs to treat infectious diseases caused by bacteria and fungi. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. The Company is located in Cambridge, Massachusetts.

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

    RISKS AND UNCERTAINTIES

    The Company is subject to risks common to companies in the industry including, but not limited to, development by the Company or its competitors of new technological innovations, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, product liability, dependence on information technology, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other governmental regulations.

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS

    Cash equivalents consist of short-term interest-bearing instruments (U.S. Government treasuries and money market accounts) with original maturities of three months or less. These investments are carried at cost which approximates market value.

    SHORT-TERM INVESTMENTS

    Short-term investments, with an original maturity of more than three months and less than one year when purchased, consisted of certificates of deposit and investment-grade commercial paper at December 31, 1998 and 1997. Short-term investments, all of which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value.

    LONG-TERM INVESTMENTS

    Long-term investments, with a maturity of more than twelve months when purchased, consisted of investment-grade corporate debt at December 31, 1998 and 1997. Long-term investments, all of which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three years for computer equipment and five years for laboratory equipment, furniture and fixtures. Leasehold improvements are stated at cost and are amortized over the lesser of the life of the lease or their estimated useful lives. The leasehold improvements are also utilized as collateral up to a value of $100,066, which relates to the balance of long-term debt. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred.

    INCOME TAXES

    Research and experimentation and other tax credits, when utilized, will be recorded using the flow-through method of accounting as a reduction of the current provision for federal and state income taxes.

    EARNINGS PER SHARE

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share", which required the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. At December 31, 1998, 1997, and 1996 the Company had 1,519,094; 802,468; and 500,760 options outstanding, respectively. At December 31, 1998, 1997, and 1996 the Company had 3,119,402; 86,619; and
33,333 warrants outstanding, respectively. Adoption of this statement has not affected the earnings per share amounts presented in any period because the effect of including these equity instruments would be anti-dilutive.

    COMPREHENSIVE INCOME

    In 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. The statement established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The statement required that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS 130. The adoption of this standard had no impact on the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
    BUSINESS SEGMENTS

    In 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. The statement established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS 131. The adoption of this standard had no impact on the financial statements.

C. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consisted of:

                                                                                            1998          1997
                                                                                        ------------  ------------
Leasehold improvements................................................................  $  2,623,924  $  2,584,489
Laboratory equipment..................................................................     4,047,291     2,389,683
Furniture and fixtures................................................................       319,245       286,197
Computer equipment....................................................................       737,361       632,732
                                                                                        ------------  ------------
                                                                                           7,727,821     5,893,101
                                                                                        ------------  ------------
Less accumulated depreciation and amortization........................................    (3,908,054)   (2,712,341)
                                                                                        ------------  ------------
Property and equipment, net...........................................................  $  3,819,767  $  3,180,760
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Depreciation and amortization expense was $1,195,713; $971,189; and $659,908 in 1998, 1997 and 1996, respectively.

                          CUBIST PHARMACEUTICALS, INC.

D. ACCRUED EXPENSES

    At December 31, accrued expenses consisted of:

                                                                                               1998        1997
                                                                                            ----------  ----------
Payroll and benefits......................................................................  $  337,475  $  218,583
Vacation..................................................................................          --      67,837
Professional services.....................................................................      77,720     119,500
Annual report.............................................................................      50,000      35,000
Drug Development..........................................................................      86,820          --
Miscellaneous.............................................................................      20,547      51,384
                                                                                            ----------  ----------
Total accrued expenses....................................................................  $  572,562  $  492,304
                                                                                            ----------  ----------
                                                                                            ----------  ----------

E. COLLABORATIVE RESEARCH AGREEMENTS

    On December 15, 1995, the Company entered into a collaborative research agreement with Pfizer, Inc. Under the terms of the agreement, Pfizer paid the Company a technology licensing fee upon execution and research support payments. These payments were recognized as income earned under the terms of the agreement. In addition, Pfizer reimbursed the Company for expenses related to the screening of Pfizer compounds against the Company's targets and certain milestone payments. These reimbursement payments were recognized as revenue as the work was completed. The Company included in sponsored research revenues $150,000 and $587,000 in 1997 and 1996, respectively, in accordance with the agreement. On June 20, 1997, the Company's collaborative agreement with Pfizer expired pursuant to its own terms. Prior to such expiration, the Company had received all of the research support payments and technology licensing fees that the Company was entitled to receive under that collaborative agreement. In accordance with the terms of that collaborative agreement, the Company selected and licensed from Pfizer one of the chemical compounds that was identified and characterized during the Company's collaboration with Pfizer. Pursuant to the terms of that license, the Company may develop and commercialize such licensed compound without further obligation to Pfizer.

    In June 1996, the Company entered into a collaborative research agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"). Under the terms of the agreement, Bristol-Myers Squibb

                          CUBIST PHARMACEUTICALS, INC.

E. COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED) purchased from the Company $4,000,000 of the Company's Preferred Stock upon execution of the agreement, and has agreed to make payments to the Company upon the achievement of certain milestones. These milestone payments are recognized as income as earned under the terms of the agreement. In addition, Bristol-Myers Squibb will reimburse the Company a fixed amount for research and development expenses relating to the production of certain targets and also for expenses relating to the screening of Bristol-Myers Squibb compounds against the Company's targets over three years, with an option to fund a fourth year. These reimbursements are to be paid at the beginning of each calendar quarter in accordance with the agreement. The Company included in sponsored research revenues $500,000 and $1,000,000 in milestone payments in 1997 and 1996, respectively; and $1,000,000; $1,000,000 and $516,668 in 1998, 1997 and 1996,
respectively, for certain research and development revenues in accordance with the agreement.

    In June 1996, the Company entered into a collaborative research agreement with Merck & Co., Inc. ("Merck"). Under the terms of the agreement, Merck paid the Company a technology licensing fee upon execution and will pay certain milestone payments if earned. These payments are recognized as income as earned under the terms of the agreement. In addition, Merck has reimbursed the Company for research and development expenses relating to the production of certain targets; for expenses relating to the screening of Merck compounds against the Company's targets; and for expenses relating to compound optimization. These payments are recognized as revenue as the work is completed. During 1996, the Company included in sponsored research revenues $1,500,000 for the technology licensing fee and $106,667, $875,233 and $1,012,300 in 1998, 1997 and 1996,
respectively, for certain research and development revenues in accordance with the agreement.

    In May 1997, the Company acquired 333,333 shares of Series B Convertible Preferred Stock of Novalon Pharmaceutical Corporation ("Novalon"), together with an option to purchase all of the capital stock of Novalon. The aggregate purchase price for such shares and such option was $1.0 million. The Company allocated all of the $1.0 million aggregate purchase price to the option based on management's estimates of the relative fair values of the option and the shares of Series B Convertible Preferred Stock acquired. The value of the option was amortized over the option period resulting in an $833,333 research and development expense. On September 29, 1997, the Company agreed to terminate its option to acquire Novalon and sold its existing equity position back to Novalon for $2.0 million resulting in a gain of

                          CUBIST PHARMACEUTICALS, INC.

E. COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)
$1,833,333 included in other income. The Company will pay Novalon a percent of revenues received by the Company that relates to the use of the technology.

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

G. FINANCING

    On September 23, 1998, the Company completed a private placement financing with investors and raised approximately $12.7 million (net of financing costs of approximately $901,000) by issuing 6,065,560 shares at $2.25 per share, along with 3,032,783 warrants exercisable for Common Stock at $2.25 per share. The warrants are exercisable at any time from September 23, 1998 until September 23, 2003. The value of the warrants and Common Stock in excess of par value have been reflected in additional paid-in-capital. The Company has filed an S-3 registration statement to register 9,098,343 shares of Common Stock related to this financing. The proceeds of this private offering will be used primarily to fund the clinical development of daptomycin and the development of its proprietary genomic target validation and assay development (VITA-TM-) technology.

    On July 18, 1997, the Company completed a private equity financing in which the Company raised $6.0 million before offering expenses of $96,161 by issuing 979,591 common shares at $6.125 per share. These shares were subsequently registered with the Securities and Exchange Commission.

                          CUBIST PHARMACEUTICALS, INC.

H. STOCKHOLDERS' EQUITY

    WARRANTS

    Total warrants outstanding at December 31, 1998 were 3,119,402 (3,032,783 warrants relate to the financing described above in footnote G). On October 23, 1996, the Company amended 17,142 of warrants issued to both Drs. Rebek and Schimmel in May 1995 to extend the expiration date of such warrants from the effective date of the Company's initial public offering to May 15, 2005, and to provide that the warrants will vest in four equal annual installments commencing upon the first anniversary of their grant date. As a result of this amendment, the Company recorded deferred compensation in the amount of $62,000 to be amortized to the income statement over the remaining vesting period from October 1996 to May 1999.

    NOTES RECEIVABLE FROM RELATED PARTIES

    The Company has accepted a promissory note from the Chief Executive Officer in consideration for the Preferred Stock issued to him. In 1997, the term of this note was extended to fall due in equal quarterly installments of $10,000 commencing on March 31, 1998. The aggregate principal amount of this note at December 31, 1998 is $101,686 and is reflected in stockholders' equity as a reduction to paid-in capital.

    In 1997 the Company accepted a promissory note in the amount of $80,000 from the Chief Business Officer in consideration for the Common Stock issued to him. The note had an annual interest rate of 4% and fell due on May 19, 2000. The note was to be forgiven in three equal annual installments, contingent upon the Chief Business Officer's employment, from May 1998 to May 2000. In 1998, $22,223 was charged to General & Administration expense in relation to such forgiveness. On October 23, 1998, in connection with the resignation of the officer, the Common Stock was returned and retired, and the note was canceled.

I. STOCK OPTIONS

    The Company has a stock option plan under which options to purchase 3,000,000 shares of its Common Stock may be granted to employees, directors, officers or consultants. The options are granted at fair market value on the date of the grant as determined by the Board of Directors, vest ratably over a four-year period and expire ten years from the date of grant. In addition, the Company issued to certain consultants and directors non-qualified stock options to purchase 143,926 shares of its Common Stock.

                          CUBIST PHARMACEUTICALS, INC.

I. STOCK OPTIONS (CONTINUED)
During 1995 and 1994, the Company allowed employees and consultants to exercise their full grants to take advantage of certain favorable tax benefits. The Company reserved the right to repurchase any unearned shares at the original purchase price if the employee or consultant does not fulfill their vesting requirement. 2,064; 1,390 and 36,634 shares of previously exercised options were repurchased in 1998, 1997 and 1996, respectively, because vesting schedules were not fulfilled.

    The Company adopted the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                       1998                               1997                              1996
                         ---------------------------------  --------------------------------  --------------------------------
                                         BASIC AND DILUTED                 BASIC AND DILUTED                 BASIC AND DILUTED
                            NET LOSS      LOSS PER SHARE      NET LOSS      LOSS PER SHARE      NET LOSS      LOSS PER SHARE
                         --------------  -----------------  -------------  -----------------  -------------  -----------------
As Reported............  $  (11,825,006)     $   (0.97)     $  (7,265,339)     $   (0.73)     $  (3,798,669)     $   (1.49)
Pro forma..............  $  (13,019,532)     $   (1.07)     $  (7,859,006)     $   (0.79)     $  (4,053,670)     $   (1.59)

    The fair value of each stock option was estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 97%, a dividend yield of 0% and a risk-free interest rate of 4.7% in 1998; an expected life of four (4) years, expected volatility of 87%, a dividend yield of 0% and a risk-free interest rate of 6.36% in 1997 and 1996. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

                          CUBIST PHARMACEUTICALS, INC.

I. STOCK OPTIONS (CONTINUED)
    A summary of the status of the Company's stock option plan as of December 31, 1998, 1997, 1996 and changes during each of the years then ended, is presented below:

                                                                 1998                     1997                    1996
                                                        -----------------------  ----------------------  ----------------------
                                                                       WAEP*                   WAEP*                   WAEP*
                                                          NUMBER     PER SHARE    NUMBER     PER SHARE    NUMBER     PER SHARE
                                                        ----------  -----------  ---------  -----------  ---------  -----------
Balance at January 1..................................     802,468   $    4.69     500,760   $    1.93     159,057   $     .40
Granted...............................................     999,845        3.48     438,614        7.06     414,103        2.52
Exercised.............................................       2,576        1.61      56,591        2.06      21,610         .61
Canceled..............................................     280,643        7.17      80,315        2.29      50,790         .97
                                                        ----------       -----   ---------       -----   ---------       -----
Balance at December 31................................   1,519,094   $    3.44     802,468   $    4.69     500,760   $    1.93
                                                        ----------       -----   ---------       -----   ---------       -----
                                                        ----------       -----   ---------       -----   ---------       -----
Options exercisable at December 31....................     366,039   $    3.07     191,911   $    2.73      86,560   $    1.19

Weighted average grant-date fair value of options
  granted during the year.............................  $     2.42               $    5.41               $    2.52

------------------------

*   Weighted-Average Exercise Price

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  OPTIONS OUTSTANDING
                                    -----------------------------------------------       OPTIONS EXERCISABLE
                                                    REMAINING                        ------------------------------
                                      NUMBER       CONTRACTUAL    WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES            OUTSTANDING       LIFE         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
----------------------------------  -----------  ---------------  -----------------  -----------  -----------------
$.007--$1.96......................     322,634       7.1 years        $    1.45         225,990       $    1.37
$2.25--$3.00......................     649,850       9.8 years             2.46           4,723            2.39
$5.25--$7.00......................     524,310       8.9 years             5.66         126,747            5.75
$8.00--$10.125....................      22,300       8.3 years             8.32           8,579            8.36
                                    -----------  ---------------          -----      -----------          -----
                                     1,519,094       8.8 years        $    3.44         366,039       $    3.07
                                    -----------  ---------------          -----      -----------          -----
                                    -----------  ---------------          -----      -----------          -----

                          CUBIST PHARMACEUTICALS, INC.

J. LEASE COMMITMENTS

    The Company leases its facilities under an operating lease agreement which expires on September 15, 2003 and is renewable at the Company's option for one additional five-year period. Under the terms of the lease, the Company is obligated to pay its prorated share of common operating expenses and real estate taxes as well as base rents. In addition, the Company entered into an agreement with the landlord under which the landlord provided financing to the Company for a portion of the buildout cost ($543,393) at an interest rate of 12% per year payable in equal monthly installments of $12,087 over five years through October 1998. The Company also provided a security deposit of $100,000 upon execution of the lease. The security deposit bears interest in a segregated account, and was partially refunded ($79,000 plus interest) on the fifth anniversary, and is fully refundable plus interest within thirty days after the expiration of the lease, provided no event of default has occurred. This agreement has been paid in full as of December 31, 1998. The Company also financed an additional $345,500 during the first quarter of 1995 relating to a 6,510 square foot facility expansion completed during the first week of January 1995. This additional debt is payable in equal monthly installments of $7,685 over five years with an annual interest rate of 12% through February 2000. No additional security deposit was required. At December 31, 1998, the outstanding principal balance was $100,066.

    The Company leases certain equipment under long-term capital leases. The cost of this equipment included in fixed assets was $4,204,410 at the end of 1998, with associated accumulated depreciation of $2,533,069 at December 31, 1998. The Company intends to purchase all of the leased equipment at a price

                          CUBIST PHARMACEUTICALS, INC.

J. LEASE COMMITMENTS (CONTINUED)
to be negotiated at lease end. Future lease payments for non-cancelable leases for the respective years ended December 31 are as follows:

                                                                                       OPERATING       CAPITAL
                                                                                        LEASES         LEASES
                                                                                     -------------  -------------
  1999.............................................................................   $   207,679    $   842,544
  2000.............................................................................       207,679        685,846
  2001.............................................................................       207,679        564,210
  2002.............................................................................       207,679        330,090
  2003.............................................................................       147,101             --
  2004 and thereafter..............................................................            --             --
                                                                                     -------------  -------------
Total minimum lease payments.......................................................   $   977,817    $ 2,422,690
                                                                                     -------------  -------------
Less amount representing interest payments.........................................                     (505,075)
                                                                                                    -------------
Present value of minimum lease payments............................................                    1,917,615
Less current portion...............................................................                     (625,450)
                                                                                                    -------------
Long-term obligation...............................................................                  $ 1,292,165
                                                                                                    -------------
                                                                                                    -------------

    Lease payments under operating leases were $312,228 in fiscal year 1998; $246,498 in fiscal year 1997, and $248,784 in fiscal year 1996.

K. EMPLOYEE BENEFITS

    The Company instituted a 401(k) savings plan in 1993, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. Prior to January 1, 1998, the Company contributed a matching amount of up to 1.5% of a participant's total compensation or $500 annually, whichever is less. Effective January 1, 1998, participants were granted a matching option in cash or company stock. The Company will match in Common Stock up to 4.5% of a participant's total compensation or 75% of a participant's total

                          CUBIST PHARMACEUTICALS, INC.

K. EMPLOYEE BENEFITS (CONTINUED)
contribution annually, whichever is less. Matches distributed in Common Stock have immediate vesting. The Company contributed $6,160; $20,165 and $16,025, during 1998, 1997 and 1996 respectively.

    The Company instituted an employee stock purchase plan in 1998, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The plan allows participants to purchase company Common Stock, after a pre-determined six month period, through payroll deductions at a price 15% less than the lower of the closing price for the beginning or ending date of the purchase period.

L. INCOME TAXES

    The Company follows the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes", whereby a deferred tax liability is measured by the enacted tax rates which will be in effect when any differences between the financial statements and tax basis of assets reverse. The deferred tax liability can be reduced by net operating losses being carried forward for tax purposes.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                         1998            1997           1996
                                                                    --------------  --------------  -------------
Net operating loss carryforwards..................................  $   10,715,000  $    5,780,000  $   4,376,000
Capitalized research and development..............................       2,350,000       2,690,000      1,700,000
Research and experimentation credits..............................       1,938,000       1,575,000        765,000
Other, net........................................................         609,000         377,000        306,000
                                                                    --------------  --------------  -------------
Total Deferred Tax Assets.........................................  $   15,612,000  $   10,422,000  $   7,147,000
                                                                    --------------  --------------  -------------
Valuation reserve.................................................  $  (15,612,000) $  (10,422,000) $  (7,147,000)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

    The company has a federal net operating loss carryforward of approximately $27.2 million which begins to expire in 2007, and a state net operating loss carryforward of $24.6 million which begins to expire in 1999. Research and experimentation tax credits for federal and state purposes of $1,260,000 and

                          CUBIST PHARMACEUTICALS, INC.

L. INCOME TAXES (CONTINUED)
$678,000, respectively begin to expire in 2008. The net operating loss and tax credit carryforwards may be subject to an annual limitation as a result of the change in ownership due to the initial public offering. The Company has established a valuation reserve against the deferred tax benefit arising from these carryforwards due to the uncertainty of earning sufficient taxable income to receive the benefit and accordingly has not given recognition to these tax benefits in these financial statements. These carryforwards are also subject to review by the Internal Revenue Service.

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

N. SUBSEQUENT EVENT

    On February 3, 1999, the Company entered into a research and license agreement with Novartis Pharma AG ("Novartis") to use the Company's proprietary VITA-TM- technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for such license, Novartis will pay the Company certain research payments and, if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to the Company on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and the Company issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of the VITA-TM-technology.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 1999. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required with respect to this item may be found in the sections captioned "EXECUTIVE COMPENSATION" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required with respect to this item may be found in the section captioned "PRINCIPAL STOCKHOLDERS" and "PROPOSAL NO. 1--ELECTION OF DIRECTORS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Information required with respect to this item may be found in the section captioned "CERTAIN TRANSACTIONS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 1999. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF FORM 10-K

1. FINANCIAL STATEMENTS.

    The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

    - Report of Independent Accountants

    - Balance Sheets as of December 31, 1998 and 1997

    - Statements of Operations for the years ended December 31, 1998, 1997 and 1996

    - Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

    - Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

    - Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULE.

    None.

    Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3. LIST OF EXHIBITS

EXHIBITS
---------

      3.3  Restated Certificate of Incorporation of the Registrant. (Exhibit 3.3, Registration No. 333-6795)

      3.4  Amended and Restated By-Laws of the Registrant, as amended to date. (Exhibit 3.4, Registration No.
           333-6795)

      4.1  Specimen certificate for shares of Common Stock. (Exhibit 4.1, Registration No. 333-6795)

    +10.1  Patent License Agreement between the Registrant and the Massachusetts Institute of Technology, dated
           March 10, 1994. (Exhibit 10.1, Registration No. 333-6795)

EXHIBITS
---------
    +10.2  License Agreement between the Registrant and the Board of Trustees of Leland Stanford Junior University,
           dated April 1, 1994. (Exhibit 10.2, Registration No. 333-6795)

     10.3  Employment Agreement between the Registrant and Scott M. Rocklage, dated June 20, 1994. (Exhibit 10.3,
           Registration No. 333-6795)

     10.4  Consulting Agreement between the Registrant and Paul R. Schimmel, dated May 1, 1992. (Exhibit 10.4,
           Registration No. 333-6795)

     10.5  Amended and Restated 1993 Stock Option Plan. (Exhibit 10.6, Registration No.333-6795)

    +10.6  Collaborative Research Agreement between the Registrant and Pfizer Inc., dated December 15, 1995.
           (Exhibit 10.7, Registration No. 333-6795)

     10.7  Letter Agreement, dated June 26, 1997, between the Company and Pfizer, Inc. (Exhibit 10.8, Registration
           No. 333-33883)

     10.8  Collaborative Research and License Agreement between the Registrant and Merck & Co., Inc., dated June
           13, 1996. (Exhibit 10.8, Registration No. 333-6795)

     10.9  Collaborative Research and License Agreement between the Registrant and Bristol-Myers Squibb Company and the Registrant, dated June 25, 1996. (Exhibit 10.9, Registration No. 333-6795)

    10.10  Screening Agreement, dated November 28, 1995, between the Registrant and Monsanto Company. (Exhibit
           10.11, Registration No. 333-6795)

    10.11  Letter Agreement, dated January 18, 1996, between Pharm-Eco Laboratories, Inc. and the Registrant.
           (Exhibit 10.12, Registration No. 333-6795)

   +10.12  Research Collaboration and License Agreement with ArQule, Inc., dated October 22, 1997. (Exhibit 10.12,
           Annual Report on Form 10K No., File No.)

    10.13  Lease Agreement between Registrant and Stimpson Family Trust dated April 30, 1993, regarding 24 Emily
           Street, Cambridge, MA., as amended by the First Amendment to Lease, dated September 19, 1994. (Exhibit
           10.13, Registration No.333-6795)

    10.14  Form of Employee Confidentiality and Nondisclosure Agreement. (Exhibit 10.15, Registration No. 333-6795)

EXHIBITS
---------
    10.15  Master Lease Agreement between the Registrant and Comdisco, Inc., dated as of August 30, 1993, as amended February 7, 1995, and as further amended on February 26, 1996. (Exhibit 10.16, Registration No.
           333-6795)

    10.16  Series B Convertible Preferred Stock Purchase Warrant between the Registrant and Comdisco, Inc., dated
           August 30, 1993. (Exhibit 10.17, Registration No. 333-6795)

    10.17  Series C Convertible Preferred Stock Purchase Warrants between the Registrant and Comdisco, Inc., dated
           February 28, 1995 and February 26, 1996. (Exhibit 10.18, Registration No. 333-6795)

    10.18  Series C Convertible Preferred Stock Purchase Options issued to Dr. Paul Schimmel and Dr. Julius Rebek in May 1995, as amended by certain Letter Agreements, dated October 23, 1995, between the Registrant and each of Dr. Schimmel and Dr. Rebek. (Exhibit 10.19, Registration No. 333-6795)

    10.19  Amended and Restated Stockholders Rights Agreement by and among the Registrant and the parties signatory thereto. (Exhibit 10.20, Registration No. 333-6795)

    10.20  Secured Promissory Note, dated as of July 21, 1994, by Scott M. Rocklage to the Registrant. (Exhibit
           10.21, Annual Report on Form 10-K, filed March 31, 1997, File No. 000-21379)

    10.21  Amendment to Promissory Note, dated as of July 21, 1996, by and between the Registrant and Scott M.
           Rocklage. (Exhibit 10.22, Annual Report on Form 10-K, filed March 31, 1997, File No. 000-21379)

    10.22  Amendment to Promissory Note, dated as of December 23, 1997, by and between the Registrant and Scott M.
           Rocklage. (Exhibit 10.22, Annual Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

    10.23  Promissory Note, dated as of October 18, 1995, by and between the Registrant and Scott M. Rocklage.
           (Exhibit 10.23, Annual Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

   +10.24  Compound Library Screening Agreement between the Registrant and Genzyme Corporation, dated February 24,
           1997. (Exhibit 10.24, Annual Report on Form 10-K, filed March 31, 1997, File No. 000-21379)

EXHIBITS
---------
   +10.25  Library Sample Evaluation Agreement between the Registrant and Pharmacopeia, Inc., dated as of September
           11, 1996. (Exhibit 10.25, Annual Report on Form 10-K, filed March 31, 1997, File No. 000-21379)

    10.26  Stock Purchase Agreement, dated July 18, 1997, between International Biotechnology Trust plc and the
           Company. (Exhibit 10.27, Registration No. 333-33883)

    10.27  Registration Rights Agreement, dated July 18, 1997, between International Biotechnology Trust plc and the Company. (Exhibit 10.28, Registration No. 333-33883)

    10.28  Registration Rights Agreement, dated July 18, 1997, between each of H&Q Healthcare Investors and H&Q
           Life Sciences Investors and the Company. (Exhibit 10.29, Registration No. 333-33883)

    10.29  Incentive Stock Option Agreement, dated as of May 19, 1997, between Mark Carthy and the Company.
           (Exhibit 10.1, Quarterly Report on Form 10-Q filed August 13, 1997, File No. 000-21379)

    10.30  Letter Agreement, dated as of May 19, 1997, between Mark Carthy and the Company. (Exhibit 10.2,
           Quarterly Report on Form 10-Q filed August 13, 1997, File No. 000-21379)

    10.31  Secured Promissory Note, dated May 19, 1997, between Mark Carthy and the Company. (Exhibit 10.3,
           Quarterly Report on Form 10-Q filed August 13, 1997, File No. 000-21379)

    10.32  Stock Pledge Agreement, dated May 19, 1997, between Mark Carthy and the Company. (Exhibit 10.4,
           Quarterly Report on Form 10-Q filed August 13, 1997, File No. 000-21379)

    10.33  Letter Agreement, dated as of January 9, 1998, by Mark Carthy and the Company. (Exhibit 10.33, Annual
           Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

    10.34  Master Lease Agreement between the Registrant and Transamerica Business Credit, dated as of February 14,
           1997. (Exhibit 10.33, Annual Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

   +10.35  License Agreement, dated November 7, 1997, between the Company and Eli Lilly. (Exhibit 10.3, Quarterly
           Report on Form 10-Q, filed November 14, 1997, File No. 000-21379)

   +10.36  Amendment No. 1 to Collaborative Research and License Agreement with Merck, dated as of October 30, 1997
           (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)

EXHIBITS
---------
   +10.37  Amendment No. 2 to Collaborative Research and License Agreement with Merck, dated as of April 30, 1998
           (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)

    10.38  First Amendment to Amended and Restated 1993 Stock Option Plan. (Exhibit 10.3, Quarterly Report on Form
           10-Q, filed August 12, 1998, File No. 000-21379)

    10.39  1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998,
           File No. 000-21379)

    10.40  Securities Purchase Agreement, dated as of September 10, 1998 between the Company and each of the
           Purchasers listed on Exhibit A thereto. (Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 4,
           1998, File No. 000-21379)

    10.41  Registration Rights Agreement, dated as of September 10, 1998 between the Company and each person listed on Exhibit A thereto. (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 4, 1998, File No.
           000-21379)

    10.42  Common Stock Purchase Warrants, dated September 23, 1998, executed by the Company. (Exhibit 10.3,
           Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)

     23.1  Consent of PricewaterhouseCoopers LLP

           Unless otherwise indicated, all of the above-listed Exhibits are incorporated by reference from the
           Company's filing indicated.

------------------------

+ Confidential Treatment requested: Omitted portions filed separately with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUBIST PHARMACEUTICALS, INC.

                                By:            /s/ SCOTT M. ROCKLAGE
                                     -----------------------------------------
                                                 Scott M. Rocklage
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registration and in the capacities on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------


                                President, Chief Executive
    /s/ SCOTT M. ROCKLAGE         Officer and Director
------------------------------    (Principal Executive           03/10/99
      Scott M. Rocklage           Officer)

      /s/ THOMAS A. SHEA        Treasurer (Principal
------------------------------    Financial and Accounting       03/10/99
        Thomas A. Shea            Officer)

      /s/ JOHN K. CLARKE
------------------------------  Chairman of the Board of         03/15/99
        John K. Clarke            Directors

       /s/ BARRY BLOOM
------------------------------  Director                         03/10/99
         Barry Bloom

     /s/ GEORGE CONRADES
------------------------------  Director                         03/10/99
       George Conrades

   /s/ DAVID W. MARTIN, JR.
------------------------------  Director                         03/13/99
     David W. Martin, Jr.

     /s/ PAUL R. SCHIMMEL
------------------------------  Director                         03/11/99
       Paul R. Schimmel