Form 10-Q
period 1999-03-31
CUBIST PHARMACEUTICALS INC
filed 1999-05-13
CIK 912183

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1999

                                       OR

[   ] Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 Commission file number 0-21379


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

     As of May 12, 1999, there were 17,535,429 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

  Item                                                                                                         Page
 Number                                                                                                        Number
PART I.           Financial Information

     Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of March 31, 1999
                      and December 31, 1998 ..............................................................        3

                      Condensed Statements of Operations for the three months ended
                      March 31, 1999 and 1998 ............................................................        4

                      Condensed Statements of Cash Flows for the three months ended
                      March 31, 1999 and 1998 ............................................................        5

                      Notes to the Unaudited Condensed Financial Statements ..............................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ..............................................................        7

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk .............................       10


PART II.          Other Information

     Item 2.      Changes in Securities and Use of Proceeds ..............................................       10

     Item 6.      Exhibits and Reports on Form 8-K........................................................       11

                  Signature...............................................................................       12

                         PART I -- Financial Information


     Item 1.      Condensed Financial Statements


                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                   March 31,         December 31,
                                                                                     1999                1998
                                                                               -----------------    ----------------
                                                                                 (unaudited)
                                  ASSETS
Current Assets:
     Cash and cash equivalents ........................................             $8,776,803           $6,463,688
     Short-term investments ...........................................              6,389,978            8,692,514
     Accounts receivable ..............................................                354,375                   --
     Prepaid expenses and other current assets ........................                246,937              231,409
                                                                               -----------------    ----------------
     Total current assets .............................................             15,768,093           15,387,611
Property and equipment ................................................              7,841,191            7,727,821
     Less: Accumulated depreciation and amortization ..................             (4,205,410)          (3,908,054)
                                                                               -----------------    ----------------
     Property and equipment, net ......................................              3,635,781            3,819,767
Long-term investments .................................................              3,899,333            3,855,336
Other assets ..........................................................                 58,750               74,238
                                                                               -----------------    ----------------
              Total assets.............................................            $23,361,957          $23,136,952
                                                                               =================    ================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable .................................................             $1,032,585             $460,939
     Accrued expenses .................................................                639,180              572,562
     Current portion of long-term debt ................................                 79,680               83,957
     Current portion of capital lease obligations .....................                526,294              625,450
                                                                               -----------------    ----------------
              Total current liabilities ...............................              2,277,739            1,742,908
Long-term debt, net of current portion.................................                    194               16,109
Long-term capital lease obligation, net of current portion.............              1,226,230            1,292,165
                                                                               -----------------    ----------------
              Total liabilities........................................              3,504,163            3,051,182
                                                                               -----------------    ----------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value; authorized: 25,000,000 shares;
     issued and outstanding 1998 16,642,968 shares;
     issued and outstanding 1999 17,502,152 shares ....................                 17,516               16,643
Additional paid-in capital ............................................             59,099,568           54,890,014
Accumulated deficit ...................................................            (39,259,290)         (34,820,887)
                                                                               -----------------    ----------------
              Total stockholders' equity...............................             19,857,794           20,085,770
                                                                               -----------------    ----------------
              Total liabilities and stockholders' equity...............            $23,361,957          $23,136,952
                                                                               =================    ================


     The accompanying notes are an integral part of the unaudited condensed financial statements.

                                  CUBIST PHARMACEUTICALS, INC.
                               CONDENSED STATEMENTS OF OPERATIONS
                                            UNAUDITED

                                                                        Three months ended
                                                                            March 31,
                                                             ----------------------------------------

                                                                   1999                1998
                                                                   ----                ----
Sponsored research revenues .......................                $604,375             $513,550

Operating expenses:
   Research and development .......................               4,226,732            2,563,518
   General and administrative .....................                 979,703              858,077
                                                             -----------------    ----------------
     Total operating expenses .....................               5,206,435            3,421,595

Interest income ...................................                 234,587              184,168
Interest expense ..................................                 (70,930)             (93,013)
                                                             -----------------    ----------------

Net loss ..........................................             ($4,438,403)         ($2,816,890)
                                                             =================    ================

Basic and diluted net loss per common share .......                  ($0.26)              ($0.27)
                                                             =================    ================
Weighted average number of common shares for basic
   and diluted net loss per common share ..........              17,175,161           10,581,054
                                                             =================    ================


     The accompanying notes are an integral part of the unaudited condensed financial statements.

                                  CUBIST PHARMACEUTICALS, INC.
                               CONDENSED STATEMENTS OF CASH FLOWS
                                            UNAUDITED

                                                                                 Three months ended
                                                                                      March 31,
                                                                       ----------------------------------------
                                                                             1999                  1998
                                                                             ----                  ----
Cash flows used for operating activities:
   Net loss .....................................................         $(4,438,403)          $(2,816,890)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization ..............................             314,183               308,358
     Common stock issued for technology milestone ...............             250,000                 --
      Changes in assets and liabilities:
          Accounts receivable ...................................            (354,375)               53,333
          Prepaid expenses and other current assets .............             (59,525)              (38,211)
          Other assets ..........................................              15,488                38,305
          Accounts payable and accrued expenses .................             638,264               359,356
                                                                       -----------------     -----------------
            Total adjustments ...................................             804,035               721,141
                                                                       -----------------     -----------------
Net cash used for operating activities ..........................          (3,634,368)           (2,095,749)

Cash flows from (for) investing activities:
   Purchase of equipment ........................................             (85,115)             (307,639)
   Leasehold improvements .......................................             (28,255)              (18,875)
   Purchase of short-term investments ...........................            (251,438)                --
   Maturities of short-term investments .........................           2,553,974             2,049,280
   Purchase of long-term investments ............................              --                    --
   Maturities of long-term investments ..........................              --                 2,524,812
                                                                       -----------------     -----------------
Net cash provided by investing activities .......................           2,189,166             4,247,578
                                                                       -----------------     -----------------

Cash flows for (from) financing activities:
   Issuance of stock ............................................           3,933,600                (5,370)
   Proceeds from notes receivable ...............................              10,000                 --
   Repayments of debt ...........................................             (20,192)              (51,137)
   Proceeds from capital lease financing ........................              --                    92,984
   Principal payments of capital lease obligations ..............            (165,091)             (139,399)
                                                                       -----------------     -----------------
Net cash provided by (used for) financing activities ............           3,758,317              (102,922)
                                                                       -----------------     -----------------

Net increase in cash and cash equivalents .......................           2,313,115             2,048,907

Cash and cash equivalents, beginning of period ..................           6,463,688             2,837,600
                                                                       -----------------     -----------------

Cash and cash equivalents, end of period ........................          $8,776,803            $4,886,507
                                                                       =================     =================

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest .......................             $70,930               $93,013
Non cash activity:
   Reclassification of amount due under note issued in connection with preferred stock offering from additional paid in
     capital to notes receivable ................................                  --               $10,000


     The accompanying notes are an integral part of the unaudited condensed financial statements.

                          CUBIST PHARMACEUTICALS, INC.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


A. Nature of Business

         Cubist Pharmaceuticals, Inc. is a biopharmaceutical company founded in May 1992 and is engaged in the research, development and commercialization of novel classes of antiinfective drugs to combat serious life threatening bacteria and fungi infections. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. Cubist is located in Cambridge, Massachusetts.


B. Accounting Policies

     Basis of Presentation
         The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These unaudited condensed financial statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with Cubist's audited financial statements and related footnotes for the year ended December 31, 1998 which are included in Cubist's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 17, 1999.

     Net Loss per Common Share
         The net loss per common share is computed based upon the weighted average number of common shares and common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.


C.  License Agreement

         On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA(TM) technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will pay research payments and, if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of it's VITA(TM) technology.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of Cubist's cash, cash equivalents, other capital resources, interest income, other income and future revenues due under Cubist's collaborative agreements to fund its operating expenses and capital requirements as currently planned through 1999, (ii) statements about the amount of capital expenditures that Cubist expects to incur in 1999, and (iii) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). You are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in Cubist's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The forward-looking statements contained herein represent Cubist's judgment as of the date of this Quarterly Report on Form 10-Q, and Cubist cautions readers not to place undue reliance on such statements.


Overview

         Since its incorporation on May 1, 1992 and commencement of operations in February 1993, Cubist has been engaged in the research, development and commercialization of novel antiinfective drugs combat serious life threatening bacteria and fungi infections. Cubist has a limited history of operations and has experienced significant operating losses since inception. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical and clinical trials and development of manufacturing, marketing and sales capabilities.

         A key element of Cubist's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. Cubist is a party to collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb and Merck. Under these collaborative agreements, Cubist is entitled to receive research support payments and, if certain drug development milestones are achieved, milestone payments. In addition, Cubist will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations.

         On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA(TM) technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will pay Cubist research payments and if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of it's VITA(TM) technology. These additional funds together with existing cash resources are expected to be used to fund the Company's operations and capital requirements through 1999.

         On November 7, 1997, Cubist entered into a license agreement with Eli Lilly and Company pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist has paid to Eli Lilly an upfront license fee in cash, and if certain drug development milestones are achieved, has agreed to pay milestone payments in cash or by issuing shares of Common Stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. Daptomycin is a novel, natural product being developed for the treatment of Staphylococcus aureus and enterococcus infections in humans. Cubist began clinical trials of daptomycin in February of 1999.

         On February 19, 1999 Cubist issued to Eli Lilly and Co. 56,948 shares of Cubist Common Stock as consideration for the licensing of daptomycin to Cubist and pursuant to, and in accordance with, the terms of the agreements with Eli Lilly dated November 7, 1997 with respect to. The issuance of shares was incident to the initiation of Phase III clinical testing of daptomycin. The shares issued to Eli Lilly were not registered under the Securities Act of 1933.


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

         Cubist has completed the assessment of its critical computer systems and embedded systems and believes them to be Year 2000 compliant. Although Cubist believes its critical systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. Cubist believes that any failure of it's non-critical systems to be Year 2000 compliant will not have a material adverse effect on it.

         In addition to Cubist's critical systems, Cubist relies on third party service providers and suppliers (i.e., payroll services company, telecommunications companies, banks and utility companies and contract manufacturers) in the conduct of its business, and it recognizes that there may be potential exposure to Year 2000-related business disruptions as a result. Cubist has contacted its significant service providers and contract manufacturers and has obtained assurances from some that they are addressing Year 2000 issues in a prudent fashion. Others have not replied in any fashion, but none have informed Cubist of material Year 2000 issues. Cubist is unable to control whether the firms and suppliers it does business with currently, and in the future, will have systems which are Year 2000 compliant. Cubist's operations could be adversely affected to the extent that firms and suppliers would be unable to provide services, materials or products.

         To the extent that Year 2000 compliance assurances are not given by it's third party service providers and suppliers, Cubist intends to devise contingency plans to address any potential negative effects in the event of the unavailability of services, materials or products. If necessary, Cubist may increase inventory levels of materials and products prior to December 1999 as a contingency against possible disruption of supply. Nevertheless, a failure of any contingency plan devised by Cubist may not prevent a business interruption caused by one or more of its third party service providers or suppliers, and such a failure may have a material adverse effect on Cubist.

         Expenditures to date have not been material and have consisted solely of the time of certain company personnel. Cubist does not currently expect that future costs of completing the assessment will be material.


Results of Operations

Three Months Ended March 31, 1999 and 1998

         Revenues. Total revenues in the three months ended March 31, 1999 were $604,000 compared to $514,000 in the three months ended March 31, 1998, an increase of $90,000 or 17.7%. The revenue earned in the three months ended March 31, 1999 consisted of $354,000 in research support funding from the Novartis collaboration and $250,000 in research support funding from the Bristol-Myers Squibb collaboration. In the three months ended March 31, 1998, total revenues consisted of research support funding from the Bristol-Myers Squibb and Merck collaborations; and funding from SBIR grants. The increase was due to revenues associated with the Novartis collaboration.

         Research and Development Expenses. Total research and development expenses in the three months ended March 31, 1999 were $4,227,000 compared to $2,564,000 in the three months ended March 31, 1998, an increase of $1,663,000 or 64.9%. The increase was largely due to increased consulting and manufacturing costs related to daptomycin development, and the additional personnel and purchases required by such development; and milestone expenses related to the initiation of Phase III clinical trials.

         General and Administrative Expenses. General and administrative expenses in the three months ended March 31, 1999 were $980,000 compared to $858,000 in the three months ended March 31, 1998, an increase of $122,000 or 14.2%. The increase was largely due to increased costs related to personnel and increased marketing and public relations expenses.

         Interest Income and Expense. Interest income in the three months ended March 31, 1999 was $235,000 compared to $184,000 in three months ended March 31, 1998, an increase of $51,000 or 27.7%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to the private placement in September 1998 and the Novartis collaboration. Interest expense in the three months ended March 31, 1999 was $71,000 as compared to $93,000 during the three months ended March 31, 1998.

         Net Loss. The net loss during the three months ended March 31, 1999 was $4,438,000 compared to $2,817,000 during the three months ended March 31, 1998, an increase of $1,621,000 or 57.5%. The increase was primarily due to additional expenses incurred associated with the development of daptomycin.


Liquidity and Capital Resources

         Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalent and investments balance at March 31, 1999 was $19,066,000 compared to $19,012,000 at December 31, 1998.

         Since inception through March 31, 1999, Cubist had invested an aggregate of $7,841,000 (of which $113,000 was invested during the three months then ended) in property and equipment, primarily in laboratory equipment under capital leases. The obligations under capital leases at March 31, 1999 were $1,753,000. Minimum annual principal payments due under capital leases total $843,000 in 1999. Principal payments are scheduled to decline each year thereafter until expiration in 2002. Cubist made principal payments under its capital lease obligations of $165,000 in the three months ended on March 31, 1999. Cubist expects its capital expenditures in 1999 to be approximately $800,000 consisting of laboratory and other equipment purchases.

         On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA(TM) technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will pay Cubist research payments and if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of it's VITA(TM) technology.

         The additional funds from the sale of shares to Novartis, together with existing cash resources and its existing capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements as currently planned through 1999. The actual cash requirements of Cubist may vary materially from those now planned and will depend on numerous factors. There can be no assurance that it's existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund Cubist's operating expenses and capital requirements during that period. Thereafter, Cubist will need to raise substantial additional capital to fund its operations and intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.


Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of Cubist.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Cubist owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve Cubist's capital until it is required to fund operations, including it's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Cubist does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

         Interest Rate Risk - Cubist's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, Cubist does not believe that it has a material exposure to interest rate risk.


                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         Cubist's Registration Statement on Form S-1 (Reg. No. 333-6795) in connection with it's initial public offering of Common Stock was declared effective by the Securities and Exchange Commission on October 25, 1996. On October 25, 1996, Cubist also filed another Registration Statement on Form S-1 (Reg. No. 333-5880) with the SEC pursuant to Rule 462 (b) promulgated under the Securities Act of 1933, as amended. For ease of reference and clarity, the two registration statements referred to in this paragraph and referred to in the following paragraphs collectively as the "IPO Registration Statement" registered 2,875,000 shares of Cubist's Common Stock under the Securities Act.

         The aggregate initial public offering proceeds for all 2,875,000 shares of Common Stock registered by the IPO Registration Statement was $17,250,000. The net proceeds to Cubist from such issuance and distribution, after deducting the aggregate amount of related expenses (including underwriting discounts and commissions) paid by Cubist were $15,153,000.

         Through March 31, 1999 Cubist spent $9,640,000 of the $15,153,000 net proceeds received for the following uses and in the following amounts per use:
$370,000 in construction of plant, building and facilities; $1,988,000 for repayment of indebtedness; $7,282,000 for working capital. All amounts spent by Cubist for such uses, other than payment of salaries to directors and officers of Cubist, consisted of direct payments to persons or entities, none of which was a director or officer of Cubist, holder of 10 percent or more of any class of equity securities of Cubist or other affiliate of Cubist. Cubist holds the remaining $5,513,000 of the net proceeds in cash, cash equivalents, and investments.

         On February 19, 1999 Cubist issued to Eli Lilly and Co. 56,948 shares of Cubist Common Stock as consideration for the licensing of daptomycin to Cubist and pursuant to, and in accordance with, the terms of the agreements with Eli Lilly dated November 7, 1997 with respect to. The issuance of shares was incident to the initiation of Phase III clinical testing of daptomycin. The shares issued to Eli Lilly were not registered under the Securities Act of 1933.


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits
              *10.1 -- Collaborative Research and License Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999
              10.2 -- Stock Purchase Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999
              27 -- Financial Data Schedule

              -------------
              *Confidential Treatment Requested

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed by Cubist during the quarter ended March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CUBIST PHARMACEUTICALS, INC.


May 14, 1999                 By:
                                  ---------------------------------
                                  Thomas A. Shea,
                                  Chief Financial Officer
                                  (Authorized Officer and Principal
                                  Finance and Accounting Officer)