Form 10-Q
period 1999-06-30
CUBIST PHARMACEUTICALS INC
filed 1999-08-12
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --

         As of August 12, 1999, there were 17,569,657 shares outstanding of Cubist's common stock, $0.001 par value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

  ITEM                                                                                                           PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------

PART I.           FINANCIAL INFORMATION

      Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of June 30, 1999
                      and December 31, 1998...............................................................        3

                      Condensed Statements of Operations for the three months ended June 30, 1999
                      and 1998 and for the six months ended June 30, 1999 and 1998........................        4

                      Condensed Statements of Cash Flows for the six months ended
                      June 30, 1999 and 1998..............................................................        5

                      Notes to the Unaudited Condensed Financial Statements...............................        6

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................        7

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............................       11


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................       11

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................       11

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

                  SIGNATURE...............................................................................       12


                         PART I -- FINANCIAL INFORMATION



ITEM 1.     CONDENSED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                JUNE 30, 1999        DECEMBER 31,
                                                                                                         1998
                                                                               -----------------    ----------------
                                                                                 (unaudited)
                                  ASSETS
Current Assets:
     Cash and cash equivalents.........................................             $8,423,702           $6,463,688
     Short-term investments............................................              3,341,248            8,692,514
     Accounts receivable ..............................................                 50,018                --
     Prepaid expenses and other current assets.........................                648,285              231,409
                                                                               -----------------    ----------------
     Total current assets..............................................             12,463,253           15,387,611
Property and equipment ................................................              8,009,927            7,727,821
     Less:  Accumulated depreciation and amortization..................             (4,514,364)          (3,908,054)
                                                                               -----------------    ----------------
     Property and equipment, net ......................................              3,495,563            3,819,767
Long-term investments..................................................              3,827,761            3,855,336
Other assets ..........................................................                 57,801               74,238
                                                                               -----------------    ----------------
              Total assets.............................................            $19,844,378          $23,136,952
                                                                               -----------------    ----------------
                                                                               -----------------    ----------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..................................................               $448,076             $460,939
     Accrued expenses..................................................              1,613,924              572,562
     Current portion of long-term debt.................................                 58,806               83,957
     Current portion of capital lease obligations .....................                544,481              625,450
                                                                               -----------------    ----------------
              Total current liabilities  ..............................              2,665,287            1,742,908
Long-term debt, net of current portion.................................                787,694               16,109
Long-term capital lease obligation, net of current portion.............              1,042,876            1,292,165
                                                                               -----------------    ----------------
              Total liabilities........................................              4,495,857            3,051,182
                                                                               -----------------    ----------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value; authorized: 50,000,000 shares;
     Issued and outstanding 1998 16,642,968 shares;
     Issued and outstanding 1999 17,561,316 shares.....................                 17,561               16,643
Additional paid-in capital.............................................             59,252,337           54,890,014
Accumulated deficit  ..................................................            (43,921,377)         (34,820,887)
                                                                               -----------------    ----------------
              Total stockholders' equity...............................             15,348,521           20,085,770
                                                                               -----------------    ----------------

              Total liabilities and stockholders' equity...............            $19,844,378          $23,136,952
                                                                               -----------------    ----------------
                                                                               -----------------    ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                               -----------------------------------------  -------------------------------------

                                                    1999                 1998                 1999                  1998
                                                    ----                 ----                 ----                  ----
                                              -----------------    ------------------   ------------------    -----------------

Sponsored research revenues                         $862,500             $373,550           $1,466,875              $887,100

Operating expenses:
         Research and development                  4,699,640            2,705,375            8,926,372             5,268,893
         General and administrative                  974,658              817,255            1,954,361             1,675,332
                                              -----------------    ------------------   ------------------    -----------------
             Total operating expenses              5,674,298            3,522,630           10,880,733             6,944,225


Interest income                                      239,609              195,948              474,195               380,116
Interest expense                                     (89,897)             (90,508)            (160,827)             (183,521)
                                              -----------------    ------------------   ------------------    -----------------

Net loss                                         ($4,662,086)         ($3,043,640)         ($9,100,490)          ($5,860,530)
                                              -----------------    ------------------   ------------------    -----------------
                                              -----------------    ------------------   ------------------    -----------------
Basic and diluted net loss per common
share                                                ($0.27)              ($0.29)              ($0.52)               ($0.55)
                                              -----------------    ------------------   ------------------    -----------------
                                              -----------------    ------------------   ------------------    -----------------
Weighted  average number of common shares
for  basic  and   diluted  net  loss  per
common share                                      17,548,337           10,580,920           17,362,780            10,580,986
                                              -----------------    ------------------   ------------------    -----------------
                                              -----------------    ------------------   ------------------    -----------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                           ----------------------------------------
                                                                                 1999                  1998
                                                                                 ----                  ----
Cash flows used for operating activities:
   Net loss......................................................             $(9,100,490)          $(5,860,530)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization...............................                 632,116               676,669
     Common stock issued for technology milestone................                 250,000               --
     Cashless exercise of warrants...............................                  17,496
      Changes in assets and liabilities:
          Accounts receivable....................................                 (50,018)               53,333
          Prepaid expenses and other current assets..............                (389,301)              (44,762)
           Other assets..........................................                  16,437                38,301
          Accounts payable and accrued expenses..................               1,028,499               157,140
                                                                           -----------------     -----------------
            Total adjustments....................................               1,505,229               880,681
                                                                           -----------------     -----------------
Net cash used for operating activities...........................              (7,595,261)           (4,979,849)

Cash flows from (for) investing activities:
   Purchase of equipment.........................................                (250,658)             (834,355)
   Leasehold improvements........................................                 (31,448)              (33,642)
   Purchase of short-term investments............................                (754,638)              --
   Maturities of short-term investments..........................               6,105,904             2,007,487
   Purchase of long-term investments.............................                 --                    --
   Maturities of long-term investments...........................                 --                  4,636,996
                                                                           -----------------     -----------------
Net cash provided by investing activities........................               5,069,160             5,776,486
                                                                           -----------------     -----------------

Cash flows from financing activities:
   Issuance of stock.............................................               4,059,939                (5,249)
   Proceeds from notes receivable................................                  10,000                10,000
   Repayments of debt............................................                 (41,066)             (103,823)
   Proceeds from equipment loan..................................                787,500                690,080
   Principal payments of capital lease obligations...............                (330,258)             (329,618)
                                                                           -----------------     -----------------
Net cash provided by financing activities........................               4,486,115               261,390
                                                                           -----------------     -----------------

Net increase in cash and cash equivalents........................               1,960,014             1,058,027

Cash and cash equivalents, beginning of period...................               6,463,688             2,837,600
                                                                           -----------------     -----------------
Cash and cash equivalents, end of period.........................              $8,423,702            $3,895,627
                                                                           -----------------     -----------------
                                                                           -----------------     -----------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest........................                $160,827              $183,521

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

     NET LOSS PER COMMON SHARE
         The net loss per common share is computed based upon the weighted average number of common shares and common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. At June 30, 1999, and 1998 the Company had 1,697,209 and 1,130,331 options outstanding, respectively. At June 30, 1999, and 1998 the Company had 3,071,345; and 86,619 warrants outstanding, respectively.

C.  LICENSE AGREEMENT

         On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA-TM-technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will pay research payments and, if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of its VITA-TM- technology.

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


OVERVIEW

         Since its incorporation on May 1, 1992 and commencement of operations in February 1993, Cubist has been engaged in the research, development and commercialization of novel antiinfective drugs to combat serious life threatening bacteria and fungi infections. Cubist has a limited history of operations and has experienced significant operating losses since inception. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical and clinical trials and development of manufacturing, marketing and sales capabilities.

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

         On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA-TM-technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will pay Cubist research payments and if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of its VITA-TM- technology. These additional funds together with existing cash resources are expected to be used to fund the Company's operations and capital requirements through 1999.

         On November 7, 1997, Cubist entered into a license agreement with Eli Lilly and Company, pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist has paid to Eli Lilly an upfront license fee in cash, and if certain drug development milestones are achieved, has agreed to pay milestone payments in cash or by issuing shares of Common Stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. Daptomycin is a novel, natural product being developed for the treatment of STAPHYLOCOCCUS AUREUS and enterococcus infections in humans. Cubist began clinical trials of daptomycin in February of 1999.

         On February 19, 1999 Cubist issued to Eli Lilly and Co. 56,948 shares of Cubist Common Stock as consideration for the licensing of daptomycin to Cubist pursuant to, and in accordance with, the terms of the agreements with Eli Lilly dated November 7, 1997. The issuance of shares was incident to the initiation of Phase III clinical testing of daptomycin.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES. Total revenues in the three months ended June 30, 1999 were $863,000 compared to $374,000 in the three months ended June 30, 1998, an increase of $489,000 or 130.7%. The revenue earned in the three months ended June 30, 1999 consisted of $563,000 in research support funding from the Novartis collaboration and $250,000 in research support funding from the Bristol-Myers Squibb collaboration; and $50,000 in funding from SBIR grants. In the three months ended June 30, 1998, total revenues consisted of research support funding from the Bristol-Myers Squibb collaboration; and funding from SBIR grants. The increase was due to revenues associated with the Novartis collaboration.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended June 30, 1999 were $4,700,000 compared to $2,705,000 in the three months ended June 30, 1998, an increase of $1,995,000 or 73.8%. The increase was largely due to increased consulting and manufacturing costs related to daptomycin development, and the additional personnel and purchases required by such development; and milestone expenses related to the initiation of Phase III clinical trials.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended June 30, 1999 were $975,000 compared to $817,000 in the three months ended June 30, 1998, an increase of $158,000 or 19.3%. The increase was largely due to increased costs related to personnel and increased investor and public relations expenses.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended June 30, 1999 was $240,000 compared to $196,000 in the three months ended June 30, 1998, an increase of $44,000 or 22.5%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to the Novartis collaboration. Interest expense in the three months ended June 30, 1999 was $90,000 as compared to $91,000 during the three months ended June 30, 1998.

         NET LOSS. The net loss during the three months ended June 30, 1999 was $4,662,000 compared to $3,044,000 during the three months ended June 30, 1998, an increase of $1,618,000 or 53.2%. The increase was primarily due to additional expenses incurred associated with the development of daptomycin.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES. Total revenues in the six months ended June 30, 1999 were $1,467,000 compared to $887,000 in the six months ended June 30, 1998, an increase of $580,000 or 65.4%. The revenue recognized in the six months ended June 30, 1999 consisted of $1,417,000 in research support payments from the Bristol-Myers Squibb and Novartis collaborations; and $50,000 in SBIR grants. In the six months ended June 30, 1998, revenues consisted of research support payments from the Bristol-Myers Squibb and Merck collaborations; and in SBIR grants. The increase was due to revenues associated with the Novartis research & license agreement.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the six months ended June 30, 1999 were $8,926,000 compared to $5,269,000 in the six months ended June 30, 1998, an increase of $3,657,000 or 69.4%. The increase was largely due to increased costs related to daptomycin development, and the additional personnel and purchases that are required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the six months ended June 30, 1999 were $1,954,000 compared to $1,675,000 in the six months ended June 30, 1998, an increase of $279,000 or

16.6%. The increase was primarily due to increased costs related to investor and public relations, and increased legal expenses.

         INTEREST INCOME AND EXPENSE. Interest income in the six months ended June 30, 1999 was $474,000 compared to $380,000 in the six months ended June 30, 1998, an increase of $94,000 or 24.7%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Interest expense in the six months ended June 30, 1999 was $161,000 as compared to $184,000 during the six months ended June 30, 1998 due to decreased capital lease activity.

         NET LOSS. The net loss during the six months ended June 30, 1999 was $9,100,000 compared to $5,861,000, an increase of $3,239,000 or 55.2%. The increase was primarily due to the additional expenses incurred to support the advancement of the Company's internal research and development programs as well as increased revenue from such stage of research support funding.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalent and investments balance at June 30, 1999 was $15,593,000 compared to $19,012,000 at December 31, 1998.

         Since inception through June 30, 1999, Cubist had invested an aggregate of $8,100,000 (of which $259,000 was invested during the three months then ended) in property and equipment, primarily in laboratory equipment under capital leases. The obligations under capital leases at June 30, 1999 were $1,587,000. Minimum annual principal payments due under capital leases total $843,000 in 1999. Principal payments are scheduled to decline each year thereafter until expiration in 2002. Cubist made principal payments under its capital lease obligations of $330,000 in the six months ended on June 30, 1999. Cubist expects its capital expenditures in 1999 to be approximately $800,000 consisting of laboratory and other equipment purchases.

         On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA-TM-technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will pay Cubist research payments and if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of its VITA-TM- technology.

         The additional funds from the sale of shares to Novartis, together with existing cash resources and its existing capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements as currently planned through 1999. The actual cash requirements of Cubist may vary materially from those now planned and will depend on numerous factors. There can be no assurance that it's existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund Cubist's operating expenses and capital requirements during that period. Cubist will need to raise substantial additional capital to fund its operations from and after January 1, 2000 and intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.


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

         To the extent that Year 2000 compliance assurances are not given by its third party service providers and suppliers, Cubist intends to devise contingency plans to address any potential negative effects in the event of the unavailability of services, materials or products. If necessary, Cubist may increase inventory levels of materials and products prior to December 1999 as a contingency against possible disruption of supply. Nevertheless, a contingency plan devised by Cubist may not prevent a business interruption caused by one or more of its third party service providers or suppliers, and the failure of any such contingency plan to do so may have a material adverse effect on Cubist.

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

         Through June 30, 1999 Cubist spent $9,928,000 of the $15,153,000 net proceeds received for the following uses and in the following amounts per use:
$373,000 in construction of plant, building and facilities; $2,174,000 for repayment of indebtedness; $7,381,000 for working capital. All amounts spent by Cubist for such uses, other than payment of salaries to directors and officers of Cubist, consisted of direct payments to persons or entities, none of which was a director or officer of Cubist, holder of 10 percent or more of any class of equity securities of Cubist or other affiliate of Cubist. Cubist holds the remaining $5,225,000 of the net proceeds in cash, cash equivalents, and investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Cubist's Stockholders was held on June 1,
1999.

         (b) The Annual Meeting was held to consider and vote upon (i) electing three individuals to serve as Class III directors on the Cubist Board of Directors for a three year term and until their successors have been duly elected and qualified to replace them, and (ii) approving an amendment to Cubist's Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by Cubist from 25,000,000 to 50,000,000;.

         (c) The votes cast with respect to each Director are summarized as follows:

                     DIRECTOR NAME                 FOR            WITHHELD         TOTAL VOTES
                     -------------                 ---            --------         -----------
             Scott M. Rocklage, Ph.D.           14,336,555         24,880          14,361,435
             Paul R. Schimmel, Ph.D.            14,334,345         27,090          14,361,435
             John K. Clarke                     14,347,590         13,845          14,361,435

The Cubist Board of Directors as of the date of this Quarterly Report consists of Scott M. Rocklage, Ph.D., Paul R. Schimmel, Ph.D., John K. Clarke, Barry Bloom, Ph.D., Geroge Conrades, David W. Martin, Jr., M.D., Walter Maupay, Trudie Resch and John Zabriskie, Ph.D.

         The votes cast for approval of the amendment to the Restated Certificate of Incorporation are summarized as follows:

             FOR              AGAINST          ABSTAIN        BROKER NON-VOTES
          ----------          -------          -------        ----------------
          14,201,678          147,807          11,950                -0-

A copy of the Restated Certificate of Incorporation of Cubist as amended and in effect as of the date of this Quarterly Report is filed with this Quarterly Report as Exhibit 3.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  3   --   Restated Certificate of Incorporation as amended and
                           in effect as of the date of this Quarterly Report.

                  27  --   Financial Data Schedule

         (b)      Reports on Form 8-K

         A report on Form 8-K was filed by Cubist on June 29, 1999, to file a press release announcing the appointment of Walter Maupay, Trudie Resch and John Zabriskie, Ph.D. to the Cubist Board of Directors.


                                    SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                               CUBIST PHARMACEUTICALS, INC.


         August 12, 1999              By:      /s/      THOMAS A. SHEA
                                          --------------------------------------
                                               Thomas A. Shea,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)