Form 10-Q
period 1999-09-30
CUBIST PHARMACEUTICALS INC
filed 1999-11-12
CIK 912183

--------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
-     OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         As of November 12, 1999, there were 20,283,152 shares outstanding of Cubist's common stock, $0.001 par value per share.


--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

 ITEM                                                                                                           PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of September 30, 1999
                      and December 31, 1998...............................................................        3

                      Condensed Statements of Operations for the three and nine months ended
                      September 30, 1999 and 1998.........................................................        4

                      Condensed Statements of Cash Flows for the nine months ended
                      September 30, 1999 and 1998.........................................................        5

                      Notes to the Unaudited Condensed Financial Statements...............................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................        7

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..............................       11


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................       11

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

                  SIGNATURE...............................................................................       13

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     CONDENSED FINANCIAL STATEMENTS


                          CUBIST PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1999              1998
                                                                    ------------       ------------
                                                                    (unaudited)
                                  ASSETS
Current Assets:

     Cash and cash equivalents ...............................      $  9,304,693       $  6,463,688
     Short-term investments ..................................           506,930          8,692,514
     Accounts receivable .....................................                --                 --
     Prepaid expenses and other current assets ...............           942,410            231,409
                                                                    ------------       ------------
          Total current assets ...............................        10,754,033         15,387,611
Property and equipment .......................................         8,266,676          7,727,821
Less:  Accumulated depreciation and amortization .............        (4,807,727)        (3,908,054)
                                                                    ------------       ------------
     Property and equipment, net .............................         3,458,949          3,819,767
Long-term investments ........................................         3,899,333          3,855,336
Other assets .................................................            50,258             74,238
                                                                    ------------       ------------
              Total assets ...................................      $ 18,162,573       $ 23,136,952
                                                                    ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ........................................      $    872,110       $    460,939
     Accrued expenses ........................................         1,913,176            572,562
     Current portion of long-term debt .......................           234,175             83,957
     Current portion of capital lease obligations ............           562,277            625,450
                                                                    ------------       ------------
              Total current liabilities ......................         3,581,738          1,742,908
Long-term debt, net of current portion .......................           590,820             16,109
Long-term capital lease obligation, net of current portion ...           872,646          1,292,165
                                                                    ------------       ------------
              Total liabilities ..............................         5,045,204          3,051,182
                                                                    ------------       ------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value; authorized: 50,000,000 shares;
     Issued and outstanding 1998 16,642,968 shares;
     Issued and outstanding 1999 17,723,586 shares ...........            17,724             16,643
Additional paid-in capital ...................................        59,627,069         54,890,014
Accumulated deficit ..........................................       (46,527,424)       (34,820,887)
                                                                    ------------       ------------
              Total stockholders' equity .....................        13,117,369         20,085,770
                                                                    ------------       ------------
              Total liabilities and stockholders' equity .....      $ 18,162,573       $ 23,136,952
                                                                    ============       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                              -------------------------------       -------------------------------
                                                  1999               1998               1999               1998
                                              ------------       ------------       ------------       ------------
Sponsored research revenues                     $3,112,503           $373,550         $4,579,378         $1,260,650

Operating expenses:
         Research and development                4,865,447          2,491,517         13,791,819          7,760,410
         General and administrative                947,097            960,371          2,901,458          2,635,703
                                              ------------       ------------       ------------       ------------
             Total operating expenses            5,812,544          3,451,888         16,693,277         10,396,113

Interest income                                    192,717            194,375            666,912            574,491
Interest expense                                   (98,723)           (80,776)          (259,550)          (264,297)
                                              ------------       ------------       ------------       ------------

Net loss                                       ($2,606,047)       ($2,964,739)      ($11,706,537)       ($8,825,269)
                                              ============       ============       ============       ============
Basic and diluted net loss per common
share                                               ($0.15)            ($0.27)            ($0.67)            ($0.82)
                                              ============       ============       ============       ============
Weighted average number of common shares
for basic and diluted net loss per
common share                                    17,604,971         11,042,603         17,444,373         10,736,550
                                              ============       ============       ============       ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -------------------------------
                                                             1999               1998
                                                         ------------       ------------
Cash flows used for operating activities:
   Net loss .......................................      $(11,706,537)      $ (8,825,269)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization ................           942,828            960,378
     Common stock issued for technology milestone .           250,000                 --
     Cashless exercise of warrants ................            38,330                 --
      Changes in assets and liabilities:
          Accounts receivable .....................                --             53,333
          Prepaid expenses and other current assets          (755,016)           (46,783)
           Other assets ...........................            23,980             39,051
          Accounts payable and accrued expenses ...         1,751,785          1,051,866
                                                         ------------       ------------
            Total adjustments .....................         2,251,907          2,057,845
                                                         ------------       ------------
Net cash used for operating activities ............        (9,454,630)        (6,767,424)

Cash flows from investing activities:
   Purchase of equipment ..........................          (453,505)        (1,336,711)
   Leasehold improvements .........................           (85,350)           (33,642)
   Purchase of short-term investments .............          (754,638)                --
   Maturities of short-term investments ...........         8,940,222          4,667,775
   Maturities of long-term investments ............                --          6,507,707
                                                         ------------       ------------
Net cash provided by investing activities .........         7,646,729          9,805,129
                                                         ------------       ------------

Cash flows from financing activities:

   Issuance of stock ..............................         4,376,669         12,823,001
   Proceeds from notes receivable .................            30,000             10,000
   Repayments of debt .............................           (62,571)          (158,105)
   Proceeds from equipment loan ...................           787,500            913,355
   Principal payments of capital lease obligations           (482,692)          (419,569)
                                                         ------------       ------------
Net cash provided by financing activities .........         4,648,906         13,168,682
                                                         ------------       ------------
Net increase in cash and cash equivalents .........         2,841,005         16,206,387

Cash and cash equivalents, beginning of period ....         6,463,688          2,837,600
                                                         ------------       ------------
Cash and cash equivalents, end of period ..........      $  9,304,693       $ 19,043,987
                                                         ============       ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .......      $    259,550       $    264,297


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.   NATURE OF BUSINESS

         Cubist Pharmaceuticals, Inc. is a specialty biopharmaceutical company founded in May 1992 and is focused on the research, development and commercialization of novel antimicrobial drugs to combat serious life threatening bacterial and fungal infections. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. Cubist is located in Cambridge, Massachusetts.

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

     NET LOSS PER COMMON SHARE

         The net loss per common share is computed based upon the weighted average number of common shares and common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. At September 30, 1999, and 1998 Cubist had 2,051,841 and 1,123,900 options outstanding, respectively. At September 30, 1999, and 1998 Cubist also had 2,931,980 and 3,119,402 warrants outstanding, respectively.

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

D.       SUBSEQUENT EVENT

         On October 21, 1999, Cubist completed a private placement financing with investors and raised approximately $18.8 million (less estimated financing costs of $1,176,000) by issuing 2,503,333 shares of Common Stock at $7.50 per share. Cubist has filed an S-3 registration statement to register the resale of the 2,503,333 shares of Common Stock issued in this financing. The proceeds of this private offering will be used primarily to fund its Phase III and Phase II clinical trials of daptomycin and the development of its proprietary genomic target validation and assay development VITA-TM- technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) STATEMENTS ABOUT THE ADEQUACY OF CUBIST'S CASH, CASH EQUIVALENTS, OTHER CAPITAL RESOURCES, INTEREST INCOME, OTHER INCOME AND FUTURE REVENUES DUE UNDER CUBIST'S COLLABORATIVE AGREEMENTS TO FUND ITS OPERATING EXPENSES AND CAPITAL REQUIREMENTS AS CURRENTLY PLANNED THROUGH 2000, (II) STATEMENTS ABOUT THE AMOUNT OF CAPITAL EXPENDITURES THAT CUBIST EXPECTS TO INCUR IN 1999, AND (III) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

OVERVIEW

         Since its incorporation on May 1, 1992 and commencement of operations in February 1993, Cubist has been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious life threatening bacterial and fungal infections. Cubist has a limited history of operations and has experienced significant operating losses since inception. Cubist expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical testing and clinical trials and development of manufacturing, marketing and sales capabilities.

         A key element of our strategy is to enhance certain of our drug discovery and development programs and to fund our capital requirements, in part, by entering into collaborative agreements with major pharmaceutical companies. Cubist is a party to collaborative agreements based specifically on its aminoacyl-tRNA synthetase program with Bristol-Myers Squibb and Merck. Under these collaborative agreements, we have received research support payments and, if certain drug development milestones are achieved, are entitled to milestone payments. In addition, we will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations.

         On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA-TM-technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will pay us research payments and if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to us on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,488 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will primarily be used to fund the clinical development of daptomycin and development of our VITA-TM- technology.

         On November 7, 1997, Cubist entered into a license agreement with Eli Lilly and Co., pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist paid to Eli Lilly an upfront license fee in cash, and if certain drug development milestones are achieved, has agreed to pay milestone payments in cash or by issuing shares of Common Stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999 Cubist issued to Eli Lilly and Co. 56,948 shares of Cubist Common Stock as a milestone payment pursuant to, and in accordance with, the terms of the agreements with the Eli Lilly license agreement. The issuance of shares was incident to the initiation of Phase III clinical testing of daptomycin. Daptomycin is a novel, natural product being developed for the treatment of STAPHYLOCOCCUS AUREUS and enterococcus infections in humans. Cubist began clinical trials of daptomycin in February of 1999.

         On October 21, 1999, we completed a private placement financing with investors and raised approximately $18.8 million (less estimated financing costs of $1,176,000) by issuing 2,503,333 shares of Common Stock at $7.50 per share. We have filed an S-3 registration statement to register the resale of the 2,503,333 shares of Common Stock issued in this financing. The proceeds of this private offering will be used primarily to fund our Phase III and Phase II clinical trials of daptomycin and the development of our proprietary genomic target validation and assay development VITA-TM- technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES. Total revenues in the three months ended September 30, 1999 were $3,113,000 compared to $374,000 in the three months ended September 30, 1998, an increase of $2,739,000 or 732.4%. The revenue earned in the three months ended September 30, 1999 consisted of $2,500,000 in research support funding from the Merck collaboration; $563,000 in research support funding from the Novartis collaboration and $50,000 in funding from SBIR grants. In the three months ended September 30, 1998, total revenues consisted of research support funding from the Bristol-Myers Squibb collaboration; and funding from SBIR grants.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended September 30, 1999 were $4,865,000 compared to $2,492,000 in the three months ended September 30, 1998, an increase of $2,373,000 or 95.2%. The increase was largely due to increased consulting and manufacturing costs related to daptomycin development, and the additional personnel and purchases required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended September 30, 1999 were $947,000 compared to $960,000 in the three months ended September 30, 1998, a decrease of $13,000 or 1.4%.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended September 30, 1999 was $193,000 compared to $194,000 in three months ended September 30, 1998, a decrease of $1,000 or .5%. Interest expense in the three months ended September 30, 1999 was $99,000 as compared to $81,000 during the three months ended September 30, 1998.

         NET LOSS. The net loss during the three months ended September 30, 1999 was $2,606,000 compared to $2,965,000 during the three months ended September 30, 1998, a decrease of $358,000 or 12.1%. The decrease was primarily due to increased revenues associated with the Merck collaboration.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES. Total revenues in the nine months ended September 30, 1999 were $4,579,000 compared to $1,261,000 in the nine months ended September 30, 1998, an increase of $3,318,000 or 263.1%. The revenue recognized in the nine months ended September 30, 1999 consisted of $2,500,000 in research support payments from the Merck collaboration; $1,479,000 from the Novartis collaboration; $500,000 from the Bristol-Myers Squibb collaboration and $100,000 in SBIR grants. In the nine months ended September 30, 1998, revenues consisted of research support payments from the Bristol-Myers Squibb and Merck collaborations; and in SBIR grants. The increase was due to revenues associated with the Novartis research and license agreement and the Merck collaboration.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the nine months ended September 30, 1999 were $13,792,000 compared to $7,760,000 in the nine months ended September 30, 1998, an increase of $6,032,000 or 77.7%. The increase was largely due to increased costs related to daptomycin development, and the additional personnel and purchases that are required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the nine months ended September 30, 1999 were $2,901,000 compared to $2,636,000 in the nine months ended September 30, 1998, an increase of $265,000 or 10.1%. The increase was primarily due to increased costs related to investor and public relations.

         INTEREST INCOME AND EXPENSE. Interest income in the nine months ended September 30, 1999 was $667,000 compared to $574,000 in the nine months ended September 30, 1998, an increase of $93,000 or 16.2%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Interest expense in the nine months ended September 30, 1999 was $260,000 as compared to $264,000 during the nine months ended September 30, 1998.

         NET LOSS. The net loss during the nine months ended September 30, 1999 was $11,707,000 compared to $8,825,000, an increase of $2,882,000 or 32.7%. The increase was primarily due to the additional expenses incurred to support the advancement of Cubist's internal research and development programs as well as increased revenue from such stage of research support funding.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalent and investments balance at September 30, 1999 was $13,711,000 compared to $19,012,000 at December 31, 1998.

         Since inception through September 30, 1999, Cubist had invested an aggregate of $8,267,000 (of which $167,000 was invested during the three months then ended) in property and equipment, primarily in laboratory equipment under capital leases. The obligations under capital leases at September 30, 1999 were $1,435,000. Minimum annual principal payments due under capital leases total $843,000 in 1999. Principal payments are scheduled to decline each year until expiration in 2002. Cubist made principal payments under its capital lease obligations of $483,000 in the nine months ended on September 30, 1999. We expect our capital expenditures in 1999 to be approximately $800,000 consisting of laboratory and other equipment purchases.

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

         On October 21, 1999, Cubist completed a private placement financing with investors and raised approximately $18.8 million (less estimated financing costs of $1,176,000) by issuing 2,503,333 shares of Common Stock at $7.50 per share. We have filed an S-3 registration statement to register the resale of the 2,503,333 shares of Common Stock issued in this financing. The proceeds of this private offering will be used primarily to fund our Phase III and Phase II clinical trials of daptomycin and the development of our proprietary genomic target validation and assay development VITA-TM- technology.

         The additional funds from the sale of shares in the private placement, together with existing cash resources and its existing capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund its operating expenses and capital requirements as currently planned through 2000. The actual cash requirements of Cubist may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under the Novartis, Bristol-Myers Squibb and Merck collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period. Cubist will need to raise substantial additional capital to fund its operations from and after January 1, 2001 and intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.

RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of Cubist.

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

         Cubist has completed the assessment of its critical computer systems and embedded systems and believes them to be Year 2000 compliant. Although Cubist believes its critical systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. Cubist believes that any failure of its non-critical systems to be Year 2000 compliant will not have a material adverse effect on it.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cubist owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Cubist does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

         Interest Rate Risk - our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, Cubist does not believe that it has a material exposure to interest rate risk.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Cubist's Registration Statement on Form S-1 (Reg. No. 333-6795) in connection with its initial public offering of Common Stock was declared effective by the Securities and Exchange Commission on October 25, 1996. On October 25, 1996, Cubist also filed another Registration Statement on Form S-1 (Reg. No. 333-5880) with the SEC pursuant to Rule 462 (b) promulgated under the Securities Act of 1933, as amended. For ease of reference and clarity, the two registration statements referred to in this paragraph and referred to in the following paragraphs collectively as the "IPO Registration Statement" registered 2,875,000 shares of Cubist's Common Stock under the Securities Act.

         The aggregate initial public offering proceeds for all 2,875,000 shares of Common Stock registered by the IPO Registration Statement was $17,250,000. The net proceeds to Cubist from such issuance and distribution, after deducting the aggregate amount of related expenses (including underwriting discounts and commissions) paid by Cubist were $15,153,000.

         Through September 30, 1999 Cubist spent $10,386,000 of the $15,153,000 net proceeds received for the following uses and in the following amounts per use: $427,000 in construction of plant, building and facilities; $2,349,000 for repayment of indebtedness; $7,491,000 for working capital. All amounts spent by Cubist for such uses, other than payment of salaries to directors and officers of Cubist, consisted of direct payments to persons or entities, none of which was a director or officer of Cubist, holder of 10 percent or more of any class of equity securities of Cubist or other affiliate of Cubist. Cubist holds the remaining $4,767,000 of the net proceeds in cash, cash equivalents, and investments.

         On October 21, 1999, we completed a private placement financing with by issuing 2,503,333 shares of Common Stock at $7.50 per share and an aggregated offering price of $18,744,997.50 (less estimated financing costs of $1,176,000). We have filed an S-3 registration statement to register the resale of the 2,503,333 shares of Common Stock issued in this financing. An exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         During the three months ended September 30, 1999, Cubist issued 122,310 shares of Common Stock upon the exercise of 135,556 warrants issued in connection with the private placement financing completed on September 23, 1998. Such warrants are exercisable at $2.25 per share or pursuant to a standard cashless net issue provision. Of the 122,310 shares issued, 80,000 shares were issued for an aggregate purchase price of $180,000 and 42,310 shares were issued upon cashless net issue exercise pursuant to which the holders of such warrants surrendered the right to acquire 13,246 additional shares of Common Stock. An exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 - Registration Rights Agreement, dated as of October 15, 1999 between the Company and each person listed on Exhibit A thereto.

                  27 -- Financial Data Schedule

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed by Cubist on July 30, 1999, describing a shareholder rights plan adopted by Cubist.

                                    SIGNATURE

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    CUBIST PHARMACEUTICALS, INC.

         November 12, 1999          By: /s/ Thomas A. Shea
                                       -----------------------------------------
                                             Thomas A. Shea,
                                             Chief Financial Officer
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCE AND ACCOUNTING OFFICER)