Form 10-K
period 1999-12-31
CUBIST PHARMACEUTICALS INC
filed 2000-03-10
CIK 912183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended: DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from: _____________ to ___________

                        Commission file number: 0-21379

                          CUBIST PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                   22-3192085
 (STATE OR OTHER JURISDICTION      (I.R.S. EMPLOYER
              OF                 IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock, $.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 8, 2000 was approximately $1,177,965,152, based on 22,653,176 shares held by such non-affiliates at the closing price of a share of Common Stock of $52.00 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 705,878 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 8, 2000 was 23,359,054.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                               --------
PART I
1    Business....................................................      3
2    Description of Property.....................................     23
3    Legal Proceedings...........................................     23
4    Submission of Matters to a Vote of Security Holders.........     23

PART II
5    Market For Registrant's Common Stock and Related Stockholder     24
     Matters.....................................................
6    Selected Financial Data.....................................     25
7    Management's Discussion and Analysis of Financial Condition      26
     and Results of Operations...................................
7A   Quantitative and Qualitative Disclosures About Market            31
     Risk........................................................
8    Financial Statements........................................     32
9    Changes in and Disagreements With Accountants on Accounting      49
     and Financial Disclosure....................................

PART III
10   Directors and Executive Officers of the Registrant..........     49
11   Executive Compensation......................................     54
12   Security Ownership of Certain Beneficial Owners and              56
     Management..................................................
13   Certain Relationships and Related Transactions..............     57

PART IV
14   Exhibits, Financial Statement Schedules, and Reports on Form     59
     8-K.........................................................
     Signatures..................................................     63

          SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

    This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our drug development and discovery programs, clinical trials, receipt of regulatory approval, capital needs, collaborative agreements, intellectual property, expectations and intentions. Forward-looking statements may be identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions and variants of those words or expressions.

    Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth above under "Risk Factors" and elsewhere in this annual report. The factors set forth above in the "Risk Factors" section and other cautionary statements made in this annual report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this annual report. The forward-looking statements contained in this annual report represent our judgment as of the date of this annual report. We caution readers not to place undue reliance on such statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

    Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not independently verified that data and cannot assure you of the accuracy of the data we have included.

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

    Cubist Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on the research, development and commercialization of new antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by bacteria and fungi resistant to commercially available drugs. We are evaluating in Phase II and Phase III clinical trials the safety and efficacy of daptomycin, our lead product candidate and the first member of a new class of antimicrobial drug candidates called lipopeptides. Assuming the successful completion of Phase III clinical trials, we plan to file with the United States Food and Drug Administration by mid-2001 a New Drug Application containing data based on the treatment of approximately 1,200 patients with daptomycin.

    Our research and drug discovery activities are focused on the identification of additional drug candidates from the lipopeptide class and from entirely new classes of antimicrobial drug candidates. We utilize our proprietary Validation IN VIVO of Targets and Assays for Antiinfectives, or VITA, functional genomics technology and our proprietary ChemInformatics technology to accelerate the discovery of new antimicrobial drugs, and we seek to license these technologies on a non-exclusive basis to pharmaceutical and biotechnology companies.

OVERVIEW OF INFECTIOUS DISEASE AND DRUG RESISTANCE

    Infectious diseases are caused by pathogens present in the environment, such as bacteria and fungi, that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body's immune system. These pathogens then establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including those of the bloodstream, skin and soft tissue, heart, lung and urinary tract.

    According to a Centers for Disease Control and Prevention, or CDC, report based on 1992 data, infectious diseases remained the leading cause of death worldwide. According to industry sources, in 1997 the global systemic antibiotic market was valued at $23.4 billion and there were at least 15 antimicrobials with more than $400 million in annual sales worldwide. Emerging infections contribute substantially to the ongoing burden of infectious disease in the U.S. According to a 1994 CDC report, infectious diseases account for 25% of all visits to physicians each year, and antimicrobial agents are the second most frequently prescribed class of drugs. Over the past several years, there has been a rise in the incidence of infectious diseases caused by bacteria and fungi that have developed resistance to existing antimicrobial drugs. Annual direct medical costs due to U.S. hospital-based infections reached $4.5 billion in 1992, according to the CDC. The increasing prevalence of drug-resistant bacterial and fungal pathogens has led to significantly higher mortality rates, prolonged hospitalizations, and higher health care costs from infectious disease.

    Antimicrobial drugs have, in many cases, proven highly successful in controlling the serious morbidity and mortality that accompany these infections. These drugs work by binding to specific targets in a bacterial or fungal pathogen, thereby inhibiting a cell function essential to the cell's survival. During the 1970's and the 1980's, many antimicrobials were developed and introduced into the market. Most of these antimicrobials were from existing antimicrobial classes such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems. Many of these antimicrobials proved to be effective in treating infectious diseases and pharmaceutical companies shifted their resources to other areas of drug discovery and development. As a result, no antimicrobial agents have been introduced from a new chemical class in over 25 years.

    Over the past several years there has been a rise in the incidence of serious and life-threatening infections caused by Gram-positive bacteria, particularly in hospital patients. Gram-positive and Gram-negative bacteria have fundamentally different cell surface characteristics. These cell surface characteristics greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site. The rising incidence of serious and life-threatening infections in hospitals is believed to be caused by the changing nature of the hospital patient population and by the emergence of bacteria and fungi that are resistant to existing antimicrobial drugs.

    In recent years, the proportion of hospital patients that have compromised immune systems has risen sharply. This trend is the result of, among other things, the rising incidence of cancer and the associated use of chemotherapy, the general aging of the patient population and the increased use of complex surgical procedures such as organ transplants. Hospital patients with compromised immune systems are more susceptible to serious and life-threatening infections.

    The rise in the incidence of infectious diseases caused by bacteria and fungi that have developed resistance to existing antimicrobial drugs is a natural outcome of the use and overuse of antimicrobial drugs. When bacteria or fungi are exposed to an antimicrobial drug, the drug kills or inhibits the growth of the susceptible pathogen. However, any variant in the bacterial population that has spontaneously undergone a genetic change that confers drug resistance will have a selective growth advantage, known in evolutionary terms as natural selection. Thus, the antimicrobial drug does not cause the resistance but creates an environment in which the resistant pathogen can multiply in the presence of the drug, increasing the population of the resistant pathogen and making it the predominant pathogen. These resistant pathogens can then spread rapidly throughout the community.

    Certain pathogens have developed resistance to all currently available drugs. Examples of such Gram-positive resistant pathogens include:

    - METHICILLIN RESISTANT STAPHYLOCOCCUS AUREUS, OR MRSA: STAPHYLOCOCCUS AUREUS is a common bacterial pathogen that causes serious and life-threatening infections, and routinely acquires characteristics of drug resistance, virulence and toxicity. MRSA strains can cause severe tissue damage to existing wounds and bacteremia, which have a high mortality rate.

    - VANCOMYCIN RESISTANT ENTEROCOCCI, OR VRE: The emergence of VRE strains in the 1990's has led to infections for which only very limited commercially available therapy exists. Hospital-based VRE has continued to rapidly rise resulting in increased mortality rates.

    - GLYCOPEPTIDE INTERMEDIATELY SUSCEPTIBLE STAPHYLOCOCCUS AUREUS, OR GISA:
      The first reports of STAPHYLOCOCCUS AUREUS infections with decreased susceptibility to vancomycin use occurred in 1998. Such bacterial strains have been found in a wide geographical area throughout Japan and North America. The medical community expects that fully drug resistant STAPHYLOCOCCUS AUREUS strains will emerge from GISA as additional resistance to vancomycin use develops.

SHORTCOMINGS OF CURRENT THERAPIES

    Current therapies do not provide adequate treatment for some serious and life-threatening infections for the following reasons:

    - Some existing antimicrobial drugs do not kill the pathogens that cause the infection but merely inhibit their growth thereby allowing the immune system to destroy the pathogen. These kinds of growth-inhibiting antimicrobial drugs are less effective in immunocompromised patients because their weakened immune systems cannot rid their bodies of the pathogens.

    - Many antimicrobials are effective against some serious and life-threatening infections but not others. This may be because the antimicrobial drug is not active against a particular type of pathogen or because a strain of this pathogen has developed resistance to the antimicrobial drug. Many of the serious and life-threatening infections occur in hospital patients whose immune system is compromised. These infections are complicated and may be caused by more than one kind of pathogen. In addition, since these infections are life-threatening, physicians treating these patients cannot wait for the test results necessary to identify the exact nature of the pathogen or pathogens causing the infection.

    - Some pathogens have become resistant to all antimicrobials and there are no available antimicrobial drugs to treat effectively the infections caused by these drug-resistant pathogens. Vancomycin is the current treatment of choice for patients that have serious and life-threatening infections that have failed to respond to all other antimicrobials. However, it has been widely reported in recent years that several strains of enterococci have developed resistance to vancomycin. Currently, there are only very limited commercially available therapeutic alternatives to treat these strains of VRE.

    - Many existing antimicrobial drugs used to treat serious and life-threatening infections are difficult or inconvenient to administer. Most of these antimicrobial drugs must be administered multiple times a day in order to be effective, are not well tolerated by patients or require lengthy infusion times when administered in a single daily dose. Moreover, intravenous administration of some of these antimicrobial drugs does not occur through the veins in the arm but through catheters in the central venous system. The difficulty or inconvenience of administration of these drugs make them less attractive choices for home therapy or other therapy outside the hospital.

    - Existing antimicrobial drugs may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, inflammation and swelling at the site of injection and headaches. Some of these side effects may be significant enough to require that therapy be discontinued.

OUR BUSINESS STRATEGY

    Our objective is to be the worldwide leader in the discovery and development of new antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by drug-resistant pathogens. The principal elements of our strategy to achieve this objective include the following:

    DEVELOP AND COMMERCIALIZE DAPTOMYCIN. We are developing daptomycin to treat serious and life-threatening bacterial infections, including those caused by drug-resistant pathogens. Assuming the successful completion of Phase III human clinical trials, we intend to file a new drug application with the FDA by mid-2001. We have the exclusive right to develop, manufacture and market daptomycin, and are evaluating strategies for its worldwide commercialization.

    LICENSE NEW DRUGS AND NEW DRUG CANDIDATES. Our internal expertise allows us to recognize viable licensing opportunities and to save time and money in successfully developing antimicrobials by capitalizing on the research initially conducted and funded by others. We intend to continue to review and acquire compounds with promising characteristics as antimicrobial drug candidates.

    DISCOVER AND DEVELOP NEW ANTIMICROBIAL DRUGS. We focus our research and drug discovery activities on identifying new classes of antimicrobial drugs and on developing one or more antimicrobial drugs from each of these new classes. We believe that antimicrobial drugs from new classes will be effective against drug-resistant bacterial and fungal pathogens because these pathogens have not had an opportunity to evolve resistance specific to these drugs. We have a research and development effort underway focused on a new class of antimicrobials called lipopeptides. Daptomycin is a member of the lipopeptide class and, as a result of our work with daptomycin, we have developed expertise in the chemistry and biology of lipopeptides. Our proprietary lipopeptide program is focused on identifying new lipopeptide antimicrobial compounds for the treatment of a broad spectrum of serious and life-threatening bacterial infections.

    UTILIZE OUR VITA FUNCTIONAL GENOMICS AND CHEMINFORMATICS TECHNOLOGIES TO ACCELERATE THE DISCOVERY OF ANTIMICROBIAL DRUGS. We utilize our VITA and ChemInformatics technologies in our internal research programs to identify novel compounds with a broad spectrum of activity against life-threatening infectious organisms such as MRSA and VRE. Our VITA and ChemInformatics technologies accelerate the generation of leads for medicinal chemistry programs resulting in faster development of antimicrobial drugs and lower costs by efficiently using resources throughout the drug discovery process.

    LICENSE OUR VITA FUNCTIONAL GENOMICS AND CHEMINFORMATICS TECHNOLOGIES TO PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES. We plan to continue to generate revenues by licensing on a non-exclusive basis our VITA functional genomics and ChemInformatics technologies as drug discovery platform technologies.

DAPTOMYCIN

    OVERVIEW. Daptomycin is the first member of a new class of antimicrobial drugs called lipopeptides. Under laboratory conditions, or IN VITRO, daptomycin rapidly kills all clinically significant Gram-positive bacteria, including the resistant strains of VRE, MRSA and GISA. The Gram-positive bacteria targeted by daptomycin cause serious infections, including endocarditis or infection of the valves of the heart, osteomyelitis or infection of bone or bone marrow, complicated skin and soft tissue infections, bacteremia, complicated urinary tract infections and pneumonias. We are evaluating the efficacy and safety of daptomycin in a clinical program with Phase II and Phase III trials currently underway. We have exclusive rights to manufacture and market daptomycin, which we in-licensed from Eli Lilly & Company in November 1997.

    DAPTOMYCIN ADVANTAGES. We believe that daptomycin will provide the following key benefits:

    - ACTIVE AGAINST GRAM-POSITIVE BACTERIA. Daptomycin is effective IN VITRO against all clinically significant Gram-positive bacteria, including VRE, MRSA and GISA. We believe that daptomycin's broad spectrum of action gives it a therapeutic advantage in treating serious and life-threatening infections because daptomycin can be used to treat these infections regardless of which bacterium is causing the infection.

    - RAPIDLY KILLS BACTERIA. Daptomycin rapidly kills all clinically significant Gram-positive bacteria IN VITRO. We believe this gives daptomycin a therapeutic advantage in treating serious and life-threatening infections, particularly in patients that have compromised immune systems, as compared to antimicrobial drugs whose mechanism of action is not to kill bacteria but to inhibit their growth allowing the immune system to destroy the bacteria. Use of one of these growth-inhibiting antimicrobial drugs to treat serious and life-threatening infections is riskier because, even if the antimicrobial drug works, it is possible that the immune system will not be able to destroy the bacteria causing the infection. This is particularly a concern in the case of hospital patients with compromised immune systems.

    - EFFECTIVE AGAINST DRUG-RESISTANT BACTERIA. Daptomycin is effective IN VITRO against drug-resistant bacteria, including VRE. Vancomycin is the current treatment of choice for patients that have serious Gram-positive infections that have failed to respond to all other antimicrobials. However, several strains of enterococci have developed resistance to vancomycin. Currently, there are only very limited therapeutic alternatives to treat these strains of VRE. We believe that daptomycin will become the therapy of choice to treat infections caused by drug-resistant bacteria.

    - EASE OF ADMINISTRATION. Daptomycin is a very potent antibiotic and is effective and well tolerated when administered in a single daily dose. Daptomycin is administered intravenously in approximately 30 minutes. Daptomycin will have an advantage over several other antimicrobial drugs that require administration in multiple doses each day, that take longer than 30 minutes to administer or that are administered through a central venous catheter located in parts of the body other than the arm.

    - SAFETY. In our clinical trials to date, daptomycin had a favorable safety profile. Specifically, observed side effects in patients treated with daptomycin included gastrointestinal and musculoskeletal events and were comparable to those observed in patients treated with standard therapy. In our clinical trials to date, no patients suffered side effects related to daptomycin that were significant enough to require that therapy be discontinued.

    DAPTOMYCIN CLINICAL DATA. In the late 1980's Eli Lilly conducted 19 Phase I safety trials and 2 Phase II efficacy and dosing trials of intravenous daptomycin for the treatment of skin and soft tissue infections and bacteremia. A total of 352 patients participated in these trials. The results of these trials showed that daptomycin had safety and efficacy comparable to standard therapies.

    On the basis of daptomycin's IN VITRO activity against clinically significant bacteria, its bacteria-killing mode of action and its promising profile in the Eli Lilly Phase I and Phase II trials, we began further clinical evaluation of intravenous daptomycin. In December 1998, we filed an Investigational New Drug Application, or IND, with the FDA and began Phase II and Phase III trials in February 1999 in order to evaluate the safety and efficacy of intravenous daptomycin in patients with complicated skin and soft tissue infections and in patients with bacteremia.

    On March 5, 2000, we presented the results from two dose-ranging Phase II open-label trials at the CDC's conference on Nocosomial and Healthcare-Associated Infections. The objective of these Phase II trials was to investigate dose selection based on clinical efficacy and safety. The first trial was focused on patients diagnosed with bacteremia. The second trial was focused on patients who had failed or were unable to tolerate other therapies for the treatment of serious Gram-positive infections, including bacteremia, complicated skin and soft tissue, complicated urinary tract infection, intra-abdominal infection and pneumonia. The Phase II trial data combined for both studies included 56 patients and showed that daptomycin administered once-a-day at 4 mg/kg had a 91% clinical success rate. In addition, daptomycin administered once-a-day at 4 mg/kg demonstrated an 86% clinical success rate in the subset of patients infected with a vancomycin-resistant pathogen or who were refractory or intolerant to vancomycin. Daptomycin also had a favorable safety profile similar to standard therapies. Specifically, observed side effects in patients treated with daptomycin included gastrointestinal and musculoskeletal events and were comparable to those observed in patients treated with standard therapy.

    DAPTOMYCIN CLINICAL PLAN. The clinical plan for daptomycin is designed to enroll a sufficient number of patients necessary for the safety and efficacy analysis to obtain FDA approval. The following table shows our clinical studies currently underway and planned.

                                                                                       GEOGRAPHIC
           INFECTION                      STATUS                    TIMING               SCOPE
-------------------------------  ------------------------  ------------------------  --------------
Bacteremia                       Phase II Clinical Trial   Commenced in 2Q:99        U.S.

Resistant, Refractory            Phase II Clinical Trial   Commenced in 2Q:99        U.S.
or Contraindicated

Complicated Skin                 Phase III Clinical Trial  Commenced in 2Q:99        U.S.
and Soft Tissue

Complicated Skin                 Phase III Clinical Trial  Expected to Commence in   International
and Soft Tissue                                            1Q:00

Complicated Urinary Tract        Phase III Clinical Trial  Expected to Commence in   Worldwide
                                                           1H:00

Endocarditis                     Phase II/III Clinical     Expected to Commence in   U.S.
                                 Trial                     1H:00

    We are considering additional clinical trials designed to expand the indications and commercial opportunity for daptomycin to other clinical applications, including osteomyelitis and pneumonias. As part of our NDA filing strategy, we are also currently planning several additional Phase I trials, including studies on patients with impaired kidney function.

OUR LIPOPEPTIDE PROGRAM

    Daptomycin is the first member of a new class of antibacterials called lipopeptides. With traditional classes of antimicrobials, such as the penicillins, multiple antimicrobial drugs have been developed. Therefore, we expect there will be additional clinically useful lipopeptides with the potential for commercialization. We are engaged in a comprehensive lipopeptide drug discovery and development program based on our expertise on the chemistry and biology of lipopeptides that we have acquired through our development work with daptomycin. We have initiated a research program focused on the design, synthesis and evaluation of new lipopeptides with improved properties over daptomycin including increased potency, spectrum of activity and enhanced safety profile. We have filed multiple patent applications on several different series of novel analogs. We expect to select a novel lipopeptide IND candidate by the end of 2000.

    Our long-term goal is to achieve a greater understanding of the mechanism of action of lipopeptides and to apply this information to drug discovery. Currently, we are engaged in a diverse set of activities to identify the lipopeptide antibacterial molecular targets, and understand the nature of their interaction with daptomycin.

OUR DRUG DISCOVERY PROGRAMS AND TECHNOLOGIES

    Our drug discovery programs are focused on the design, synthesis and evaluation of new broad-spectrum antimicrobials which act on novel molecular targets from clinically relevant pathogens. These efforts rely heavily on our VITA and ChemInformatics technologies. We expect that our drug discovery programs will yield multiple lead compound series that can enter medicinal chemistry programs by the end of 2000.

    We are developing and implementing novel technologies to accelerate the process of drug discovery. To discover new antimicrobials for clinical development, our discovery platform integrates the scientific disciplines and technologies required for target validation and assay development, high-throughput screening and medicinal chemistry.

OUR PROPRIETARY VITA FUNCTIONAL GENOMICS TECHNOLOGY

    Our Validation IN VIVO of Targets and Assays for Antiinfectives, or VITA, technology is a functional genomics tool that quickly generates biological information useful for identifying the most valuable drug discovery targets from clinically important pathogens such as STAPHYLOCOCCUS AUREUS. The technology allows validated targets to be rapidly enabled for high-throughput screening assays used for the identification of quality lead compounds for medicinal chemistry programs. VITA is broadly applicable to both validation IN VIVO and screening IN VITRO of drug discovery targets with diverse functions, including those targets which the scientific community has not previously been able to screen.

    An antimicrobial drug acts during an infection by binding to a specific target and inhibiting its function. Target inhibition leads to impaired pathogen growth or pathogen cell death; consequently the infected subject survives the infection. The method by which novel targets are validated by the VITA technology is analogous to how an antibiotic inhibits its target during an established infection. A target is validated if a causal link is established between the target and a cellular response important in a disease process. Utilizing VITA, a target is validated by initially identifying a peptide that specifically binds to the target and subsequently regulating the production of the peptide in the pathogen during an established infection in mice. If the target is essential for pathogen survival, production of the peptide will inhibit target function and prevent pathogen growth, and the mice will survive. If the inhibition of the target is not essential for pathogen survival, the pathogen will continue to thrive and the mice will die from the infection. The peptide used to specifically inhibit the target can then be used in a high-throughput screening assay to identify small molecule compounds. We have filed patent applications in connection with our VITA technology. In
February 1999, we entered into a collaborative research and license agreement with Novartis in which we granted Novartis a non-exclusive license to the VITA technology.

OUR PROPRIETARY CHEMINFORMATICS TECHNOLOGY

    To enhance our ability to use high-throughput screening, data from target-based assays, we have designed and implemented a discovery approach called ChemInformatics. Industry-wide experience has demonstrated that having high-throughput screening assays and large numbers of compounds to screen does not consistently yield lead compounds suitable for medicinal chemistry. This problem is especially acute in antimicrobials where, to be effective, lead compounds need to be active against multiple pathogen species and to have properties which permit pathogen cell wall penetration. Our ChemInformatics approach bridges the gap between high-throughput screening and medicinal chemistry and serves as the drug discovery engine that fuels our medicinal chemistry programs. ChemInformatics integrates high-throughput screening, enzymology, combinatorial chemistry and computational chemistry to generate three-dimensional models that are predictive for biological activity. Using these models, many novel series of compounds can be designed to have the proper chemical properties to be antimicrobial agents. We are currently applying our ChemInformatics technology to a number of different target-based programs that utilize high-throughput screening. Our ChemInformatics technology has produced two classes of novel antimicrobial compounds that have been exclusively licensed to Merck.

HIGH-THROUGHPUT SCREENING

    We utilize automation, robotics and assay technologies to perform high-throughput screening of compound libraries to identify novel inhibitors. Thousands of compounds a day may be screened in VITA-generated target-based and whole cell assays. Inhibitors may be further characterized using our secondary screening assays where increasingly stringent selection criteria are applied to identify lead candidates with the greatest potential for successful medicinal chemistry programs.

MEDICINAL CHEMISTRY

    Medicinal chemistry refers to an iterative process where lead series of compounds are optimized to yield new drug candidates. We have implemented systems that allow for the optimization of many series of compounds for any given target. In each compound series, we place an emphasis on extensively evaluating the profile of compounds including microbiological and IN VIVO properties. Our integrated chemistry and biology teams focus on the key parameters that need improvement for a series to advance to drug development. By utilizing many chemical series for each target, we increase the chances that these series will overcome the IN VIVO hurdles to preclinical development. To accelerate this process, we have put into place high-throughput systems for preparing, purifying and testing compounds.

OUR COLLABORATIVE AGREEMENTS

    We seek to enter into drug discovery and development collaboration agreements to discover and develop novel antimicrobials. To date, our collaborations provide that preclinical and clinical development is to be carried out by our collaboration partners. In addition to providing us with funding, our collaborations give us access to libraries of diverse compounds and to the clinical development, manufacturing and commercialization capabilities of our corporate partners.

    NOVARTIS

    In February 1999, we entered into a research and license agreement with Novartis to jointly use our proprietary VITA functional genomics technology to validate and develop assays for antimicrobial targets and to jointly identify new compounds for development as antimicrobial agents. Each of our compound library and Novartis' compound library will be screened against these targets. In connection with the collaboration, Novartis has made a $4.0 million equity investment in us and has made research support payments to us. We have granted to Novartis a non-exclusive license to use our VITA functional genomics technology to discover and develop drugs and an exclusive license to commercialize drugs resulting from this collaboration. Pursuant to the collaboration, Novartis will pay us specified research payments and, if scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to us on worldwide sales of any drug developed and commercialized from any compound or products discovered or derived from this collaboration.

    MERCK

    In June 1996, we entered into a collaborative research and license agreement with Merck pursuant to which Merck agreed to collaborate with us to discover and develop novel antimicrobial drugs from leads obtained by screening three of our aminoacyl-tRNA synthetase targets against Merck's compound library. In connection with the collaboration, Merck has made research support payments and has paid technology licensing fees to us. In October 1997 we amended the agreement to include new screening modules to the collaboration. In
August 1999, we amended the agreement to include in the collaboration two chemical classes of compounds owned by us and designed through the application of our ChemInformatics technology. We have granted Merck an exclusive worldwide license to commercialize drugs resulting from this collaboration. If a drug is successfully developed and commercialized pursuant to this collaboration, we will be entitled to receive milestone payments from Merck and royalties on the worldwide sales of such drug.

    BRISTOL-MYERS SQUIBB

    In June 1996, we entered into a collaborative research and license agreement with Bristol-Myers Squibb pursuant to which each of us agreed to collaborate to discover and develop novel antimicrobial drugs from leads obtained by screening six of our aminoacyl-tRNA synthetase targets against Bristol-Myers Squibb's compound library. Bristol-Myers Squibb's exclusive research period ended in January 2000 and we are expecting to receive a report setting forth their findings. Following January 7, 2000, Bristol-Myers Squibb's rights to continue screening and research and development with respect to our targets under the collaboration agreement continue on a non-exclusive basis. In connection with the collaboration, Bristol-Myers Squibb has made a $4.0 million equity investment in us and has made milestone and research support payments to us. We have granted to Bristol-Myers Squibb an exclusive worldwide license to commercialize drugs resulting from this collaboration. If a drug is successfully developed and commercialized pursuant to this collaboration, we will be entitled to receive milestone payments from Bristol-Myers Squibb and royalties on the worldwide sales of such drug.

    BIOTECHNOLOGY ALLIANCES

    To expand our access to novel small molecule libraries and other technologies for screening and target discovery, we have formed and are currently engaged in alliances with biotechnology companies including Neurogen Corporation, Phylos, Cetek Corporation, and Coelacanth Corporation.

PATENTS AND PROPRIETARY TECHNOLOGY

    We seek to protect our cloned targets, expressed proteins, assays, organic synthetic processes, lead compounds, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. We have eleven issued U.S. patents, eighteen pending U.S. patent applications and six pending international patent applications. We have licensed, from the Massachusetts Institute of Technology, three U.S. patents related to research technologies. We have licensed from Eli Lilly a portfolio of six issued U.S. patents and seventy foreign patents related to the composition, manufacture, administration and use of daptomycin. In addition, we have filed a number of patent applications in our name relating to the composition, manufacture, administration and use of daptomycin and other lipopeptides. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

    Our commercial success will depend in part on not infringing patents or proprietary rights of others. We cannot be sure that we will be able to obtain a license to any third-party technology we may require to conduct our business or that if obtainable, such technology can be licensed at reasonable cost. Failure by us to obtain a license to technology that we may require to utilize our technologies or commercialize our products may have a material adverse effect on our business, operating results and financial condition. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect our trade secrets, know-how or other intellectual property rights, or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to us and diversion of our resources and could have a material adverse effect on our business, operating results and financial condition. We cannot be sure that any of our issued or licensed patents would ultimately be held valid or that efforts to defend any of our patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, which license may not be available, all of which could have a material adverse effect on our business, operating results and financial condition.

    Much of the know-how of importance to our technology and many of our processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. To protect our rights to and to maintain the confidentiality of trade secrets and proprietary information, we require employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These agreements prohibit the disclosure of confidential information to anyone outside our company and require disclosure and assignment to us of ideas, developments, discoveries and inventions made by employees, advisors, consultants and collaborators. We cannot be sure, however, that these agreements will not be breached or that our trade secrets or proprietary information will not otherwise become known or developed independently by others.

MANUFACTURING

    We currently engage ACS Dobfar of Italy to manufacture bulk clinical grade daptomycin drug substance for our clinical trials. We currently obtain our finished clinical grade vialed formulation of daptomycin from Abbott Laboratories (Hospital Products Division) and Chesapeake Biological Laboratories.

    In January 1999, we entered into a memorandum of understanding with DSM Fine Chemicals B.V. pursuant to which DSM has agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the memorandum of understanding, DSM is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards, and we will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for up to $5.9 million of the costs to be incurred by DSM in connection with the preparation, testing and validation of its manufacturing facility. In addition, we have agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. The maximum amount of milestone payments that we may be required to make to DSM will be $1.6 million. Upon completion of the preparation of DSM's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five year period beginning in 2002.

    In addition, we are conducting negotiations with ACS Dobfar to establish a second source of manufacture and supply of bulk daptomycin drug substance for commercial purposes, and in negotiations with Abbott and Chesapeake for the provision of final vialed daptomycin commercial drug product.

    We have no experience in clinical or commercial scale manufacture of daptomycin, or any other drug. We currently rely on ACS Dobfar, Abbott and Chesapeake for the manufacture of daptomycin for our clinical trials. Commercial daptomycin and any other drugs we may commercialize, will have to be manufactured in facilities and by processes which comply with FDA and other regulations. It may take substantial time to begin producing antimicrobial drugs in compliance with such regulations. If we are unable to establish and maintain compliant manufacturing facilities within a planned time frame and costs parameters, the development and sales of our products and our financial performance may be adversely affected.

SALES AND MARKETING

    We have the exclusive right to develop, manufacture and market daptomycin and intend to commercialize daptomycin worldwide. We are evaluating various strategies for the worldwide commercialization of daptomycin. These possible strategies include entering into the following:

    - a global marketing partnership with a single pharmaceutical company;

    - a series of regional marketing partnerships in North America, Europe, Japan and other parts of the world with different pharmaceutical companies; and

    - a series of regional marketing partnerships in Canada, Europe, Japan and other parts of the world, while retaining the right to market daptomycin in the United States either through our own hospital-based sales force or through contract sales organizations.

Even if we decide to enter into global or regional marketing partnerships, our strategy is to retain a significant role in the marketing and commercialization of daptomycin in the United States. We currently have no sales and marketing capabilities.

OUR COMPETITION

    Competition for daptomycin includes existing antimicrobial drugs that treat serious infections and drug candidates known to be in clinical trials. There is, however, no commercially available antimicrobial drug that kills the bacteria that causes serious and life-threatening infections. Examples of competing drugs and drug candidates include:

    - Vancomycin, a generic antibacterial drug used in many cases to treat drug-resistant pathogens;

    - Synercid, a product of Aventis S.A., has obtained regulatory approval for the treatment of VRE bacteremia through central venous line administration; and

    - Zyvox, a drug candidate of Pharmacia & Upjohn, Inc. being developed to treat serious infections including VRE.

    In the event that daptomycin obtains FDA approval, we will compete with these and similar drugs and pharmaceutical companies for the sale of daptomycin on the basis of safety and efficacy, ease of administration and price of the particular product. In general, the biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. We cannot be sure that our competitors will not succeed in developing technologies and drugs that are more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and noncompetitive.

    In addition, some of our competitors have greater experience than us in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than us. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay the market products. We cannot be sure that drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

GOVERNMENT REGULATION

    OVERVIEW

    The development, manufacture and marketing of drugs, including antibiotics, developed by us or our collaborative partners are subject to regulation by numerous governmental agencies in the United States, principally the FDA, by state and local governments, and in some instances by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical trials, safety, effectiveness, manufacture, labeling, storage, record keeping, distribution, and promotion of drugs. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and is uncertain.

    FDA PROCESS

    Before testing in the United States of any compounds with potential therapeutic value in human test subjects may begin, stringent government requirements for preclinical data must be satisfied. Preclinical testing includes both IN VITRO and IN VIVO laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results obtained from studies in several animal species, as well as from IN VITRO studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

    Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board which considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

    Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety, dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

    Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

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

    All data obtained from a comprehensive development program including research and product development, manufacturing, pre clinical and clinical trials and related information are submitted in an NDA to the FDA and the corresponding agencies in other countries for review and approval. In addition to reports of the trials conducted under the IND application, the NDA includes information pertaining to the preparation of the new drug or antibiotic, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the FDC Act requires the FDA to review NDAs within 180 days of their filing, in practice longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any of our proposed products likely would be subject to demanding and time-consuming NDA approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and recordkeeping, labeling, advertising and marketing procedures.

    In some cases, drug approvals may proceed under the accelerated approval or "fast track" provisions of the Food and Drug Administration Modernization Act. The accelerated approval provisions largely codified FDA's accelerated approval regulations. While the statutory provisions expand upon the regulations, FDA continues to rely on its regulations to implement the statutory provision. The accelerated approval regulations apply to products used in the treatment of serious or life-threatening illnesses that appear to provide meaningful therapeutic benefits over existing treatments. These regulations permit approval of such products before clinical research is completed based on the product's effect on a clinical endpoint or surrogate endpoint. When a product is approved under the accelerated approval regulations, the sponsor may be required to conduct additional adequate and well-controlled studies to verify that the effect the surrogate endpoint correlates with improved clinical outcome or to otherwise verify the clinical benefit. In the event such postmarketing studies do not verify the drug's anticipated clinical benefit, or if there is other evidence that the drug product is not shown to be safe and effective, expedited withdrawal procedures permit the FDA, after a hearing, to remove a product from the market. Significant uncertainty exists as to the extent to which these accelerated approval regulations will result in accelerated review and approval. FDA retains considerable discretion to determine eligibility for accelerated review and approval.

    OTHER REGULATORY PROCESSES

    We are also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although we believe that our safety procedures for handling and disposing of radioactive compounds and other hazardous materials used in our research and development activities comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any such accident, we could be held liable for any damages that result and any such liability could exceed our resources.

OUR EMPLOYEES

    As of March 3, 2000, we had 75 full-time employees, 60 of whom were engaged in research and development and 15 of whom were engaged in management, administration and finance. Doctorates are held by 25 of our employees. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and we consider our employee relations to be good.

                                  RISK FACTORS

    INVESTING IN OUR STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE RISKS DESCRIBED BELOW, TOGETHER WITH THE OTHER INFORMATION IN THIS ANNUAL REPORT, BEFORE YOU MAKE A DECISION TO INVEST IN OUR COMMON

STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED. THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE, AND COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

                         RISKS RELATING TO OUR BUSINESS

OUR OPERATING RESULTS FOR THE FORESEEABLE FUTURE WILL DEPEND SIGNIFICANTLY ON OUR ABILITY TO OBTAIN REGULATORY APPROVAL OF, AND TO SUCCESSFULLY COMMERCIALIZE, DAPTOMYCIN.

    Daptomycin is currently our only drug candidate in clinical trials. We will not receive revenues or royalties from commercial sales of daptomycin or any other drug in the foreseeable future, if at all.

    Our development of daptomycin involves a high degree of risk. Many important factors will affect our ability to successfully develop and commercialize daptomycin, including our ability to:

    - demonstrate safety and efficacy of daptomycin at each stage of the clinical trial process;

    - meet applicable regulatory standards and receive required regulatory approvals;

    - obtain and maintain necessary patents and licenses;

    - produce daptomycin in commercial quantities at reasonable costs;

    - obtain reimbursement coverage for daptomycin;

    - compete successfully against other products; and

    - market daptomycin successfully.

    We cannot be sure that we will successfully develop and commercialize daptomycin or that we will obtain required regulatory approvals for its commercialization. As a result, we may never generate revenues from daptomycin sales.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND EXPECT TO INCUR ADDITIONAL LOSSES OVER THE NEXT SEVERAL YEARS.

    Since we began operations, we have incurred substantial net losses in every fiscal period. We had net losses of $7.3 million in 1997, $11.8 million in 1998 and $17.8 million in 1999. We had an accumulated deficit of $52.6 million through December 31, 1999. These losses have resulted principally from costs in conducting research and development activities, commencing clinical trials and associated administrative costs.

    We expect to incur significant additional operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trials and we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of the common stock may decline.

WE DEPEND ON THIRD PARTIES FOR MANUFACTURING OF DAPTOMYCIN, AND OUR COMMERCIALIZATION OF DAPTOMYCIN COULD BE STOPPED, DELAYED OR MADE LESS PROFITABLE IF THOSE THIRD PARTIES FAIL TO PROVIDE US WITH SUFFICIENT QUANTITIES AT ACCEPTABLE PRICES.

    We have no experience in manufacturing. We lack the facilities and personnel to manufacture products in accordance with the Good Manufacturing Practices prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of daptomycin. Drug manufacturing facilities are subject to an inspection before the FDA will issue an approval to market a new drug product, and all of the manufacturers that we intend to use must adhere to the current Good Manufacturing Practice regulations prescribed by the FDA.

    We depend entirely on one company, ACS Dobfar, to manufacture bulk daptomycin drug substance for our clinical trials, and on two companies, Abbott Laboratories (Hospital Products Division) and Chesapeake Biological Laboratories, to manufacture clinical grade vialed formulation of daptomycin. We have entered into a memorandum of understanding with DSM Fine Chemicals to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. We are in negotiations with ACS Dobfar to establish a second source of manufacture and supply of bulk daptomycin drug substance for commercial purposes, and in negotiations with Abbott and Chesapeake for the manufacture and supply of final vialed daptomycin commercial drug product. We may not be able to enter into definitive agreements with DSM, ACS Dobfar, Abbott or Chesapeake on acceptable terms for the commercial scale manufacturing of daptomycin. If we are unable to do so, or if we are required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various regulatory requirements and we could experience significant delays in supply. If we are unable to maintain, develop or contract for manufacturing capabilities on acceptable terms at any time, our ability to conduct clinical trials and to make any commercial sales would be adversely affected.

IF WE ARE UNABLE TO DEVELOP SATISFACTORY SALES AND MARKETING CAPABILITIES, WE MAY NOT SUCCEED IN COMMERCIALIZING DAPTOMYCIN OR ANY OTHER PRODUCT CANDIDATE.

    We have no experience in marketing and selling drug products. We have not entered into any arrangements for the sale and marketing of daptomycin. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities.

EVEN IF WE OBTAIN REGULATORY APPROVALS TO COMMERCIALIZE DAPTOMYCIN OR ANY OTHER DRUG, OUR DRUG PRODUCTS MAY NOT BE ACCEPTED BY PHYSICIANS, PATIENTS, THIRD-PARTY PAYORS OR THE MEDICAL COMMUNITY IN GENERAL.

    We cannot be sure that daptomycin or any other drug successfully developed by us, independently or with our collaborative partners, will be accepted by the pharmaceutical market. Daptomycin and any future products we develop will compete with a number of antimicrobial drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

    - our demonstration of the clinical efficacy and safety of our drugs;

    - the advantages and disadvantages of our drugs compared to existing therapies; and

    - the reimbursement policies of government and third-party payors.

    We cannot be sure that physicians, patients, third-party payors or the medical community in general will accept and utilize any drugs we develop.

OUR APPROACH TO DRUG DISCOVERY IS UNPROVEN, AND WE MAY NOT SUCCEED IN IDENTIFYING ANY DRUG CANDIDATES WITH CLINICAL BENEFITS.

    Our approach requires the development of multiple novel technologies to create a successful drug candidate. While we have demonstrated that some compounds have the ability to inhibit the activity of some molecular targets, we have not proven that this activity can be utilized clinically as a therapeutic drug. We cannot be certain that any preliminary potential demonstrated in primary screening will continue to be encouraging in further screening or drug discovery studies. We have not tested any drug candidates developed from our drug discovery program in humans, and we cannot assure you that there will be clinical benefits associated with any drug candidates we do develop. Our failure to develop new drug candidates would have a material adverse effect on our business, operating results and financial condition.

OUR RESEARCH AND DEVELOPMENT PROGRAM FOR DRUG PRODUCTS OTHER THAN DAPTOMYCIN IS AT AN EARLY STAGE, AND WE CANNOT BE CERTAIN OUR PROGRAM WILL RESULT IN THE COMMERCIALIZATION OF ANY DRUG.

    Except for our development program for daptomycin, our research and development program is at an early stage. To date, we have not, independently or with our collaborative partners, optimized any lead drug candidates generated in our research program. Any drug candidates we develop will require significant additional research and development efforts prior to commercial sale, including extensive preclinical and clinical testing and regulatory approval. This may require increases in spending on internal projects, the acquisition of third party technologies or products and other types of investments. We cannot be sure our approach to drug discovery, acting independently or with our collaborative partners, will be effective or will result in the development of any drug. We cannot expect that any drug products that do result from our research and development efforts will be commercially available for many years.

    We have limited experience in conducting preclinical testing and clinical trials. Even if we receive initially positive preclinical or clinical results, those results will not mean that similar results will be obtained in the later stages of drug development. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will be:

    - safe, non-toxic and effective;

    - approved by regulatory authorities;

    - developed into a commercially viable drug;

    - manufactured or produced economically;

    - successfully marketed; or

    - accepted widely by customers.

WE FACE SIGNIFICANT COMPETITION FROM OTHER BIOTECHNOLOGY AND PHARMACEUTICAL COMPANIES, AND OUR OPERATING RESULTS WILL SUFFER IF WE FAIL TO COMPETE EFFECTIVELY.

    The biotechnology and pharmaceutical industries are intensely competitive. We have many competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Competition for daptomycin, in particular, includes commercially available drugs such as vancomycin, a generic antimicrobial drug, and drug candidates in clinical development.

    Many of our competitors have greater financial and other resources, such as larger research and development staffs and more effective marketing and manufacturing organizations. Our competitors may succeed in developing or licensing on an exclusive basis technologies and drugs that are more effective or less costly than any which we are currently developing, which could render our technology and future drug products obsolete and noncompetitive. It is possible for our competitors to obtain FDA or other regulatory approvals for drug candidates before we can. In general, companies that begin commercial sale of their drugs before their competitors have a significant competitive advantage in the marketplace, including the ability to obtain patent and FDA marketing exclusivity rights that would delay our ability to market specific products. Even if our drug candidates are approved for sale, we may not be able to compete successfully with competitors' existing products or products under development.

DECISIONS BY OUR COLLABORATIVE PARTNERS COULD IMPAIR OR PROHIBIT OUR DEVELOPMENT OF NEW PRODUCTS AND OTHERWISE ADVERSELY AFFECT OUR REVENUES.

    A key element of our strategy is to enhance our drug discovery and development programs, and to fund a portion of our capital requirements, by entering into collaborative agreements with pharmaceutical and biotechnology companies. Our receipt of revenues, whether in the form of continued research funding, drug development milestone payments or royalty payments on sales of drugs, from these collaborative agreements is dependent upon the decisions made by our collaborative partners. The amount and timing of resources dedicated by our collaborative partners to their respective collaborations with us is not under our control.

    Some drug candidates discovered by us may be viewed by our collaborative partners as competitive with their drugs or drug candidates. Accordingly, our collaborative partners may not elect to proceed with the development of drug candidates that we believe to be promising. In addition, our collaborative partners may pursue their existing or alternative technologies in preference to our drug candidates. As a result:

    - the interests and goals of our collaborative partners might not always coincide with ours;

    - some of our collaborative partners might develop independently, or with others, drugs that could compete with ours; or

    - disagreements over proprietary rights might lead to delays in research or in the development and commercialization of product candidates and might result in litigation or arbitration, either of which would be time-consuming and expensive.

    If any of our collaborative partners breaches or terminates its agreement with us or otherwise fails to conduct its collaborative activities in a timely manner:

    - the development or commercialization of any drug candidate or research program under these collaborative agreements may be delayed;

    - we may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization; or

    - the development or commercialization could be terminated.

    We cannot be sure that we will be able to establish additional collaborative relationships on terms acceptable to us or to continue our existing collaborative arrangements.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS.

    Our success depends to a significant degree upon our ability to obtain United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets, and operate without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions, and the scope of claims made under such patents, are still developing. Our patent position is highly uncertain and involves complex legal and factual questions. We cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned by us or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may challenge, infringe upon, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents unenforceable. Even if we have valid patents, these patents still may not provide sufficient protection against competing products or processes.

    If our drug candidates or processes are found to infringe upon the patents of others or are found to impermissibly utilize the intellectual property of others, our development, manufacture and sale of our infringing drug candidates could be severely restricted or prohibited. In this case, we may have to obtain licenses from third parties to continue utilizing the patents or proprietary rights of others. Obtaining these licenses may be expensive, if we are able to obtain them at all. If we become involved in litigation involving our intellectual property rights or the intellectual property rights of others, the potential costs of such litigation and the potential damages that we could be required to pay could be substantial.

    In addition to patent protection, we rely on trade secrets, proprietary know-how, and confidentiality provisions in agreements with our collaborative partners, employees and consultants to protect our intellectual property. We also rely on invention assignment provisions in agreements with employees and some consultants. It is possible that these agreements could be breached or that we might not have adequate remedies for any such breaches. Third parties may learn of or independently discover our trade secrets, proprietary know-how and intellectual property, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection of our intellectual property.

IF WE LOSE THE SERVICES OF SCOTT M. ROCKLAGE, PH.D., FRANCIS P. TALLY, M.D., OR OTHER KEY PERSONNEL, OUR BUSINESS WILL SUFFER.

    We believe that our ability to successfully implement our business strategy is highly dependent on our senior management and scientific team, including Scott M. Rocklage, Ph.D., our Chairman of the Board of Directors, Chief Executive Officer and President, and Francis P. Tally, M.D., our Executive Vice President, Scientific Affairs. Although Dr. Rocklage has entered into an employment agreement with us, he may terminate his employment at any time upon thirty days' written notice. No other senior executive officer or key employee has entered into an employment agreement with us. Losing the services of one or more of these individuals might hinder our ability to achieve our business objectives.

WE MUST HIRE AND RETAIN QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET.

    Our success in large part depends upon our ability to attract, train, motivate and retain qualified scientific personnel. Qualified personnel are in great demand throughout the biotechnology and pharmaceutical industries, and the competition for these employees therefore is intense. If we fail to attract and retain qualified personnel for our scientific and technical teams, the rate at which we can discover, develop and commercialize drugs will be limited. This could have a material adverse effect on our business, operating results and financial condition.

WE MAY REQUIRE ADDITIONAL FUNDS.

    We may require substantial additional funds in order to:

    - finance our drug discovery and development programs;

    - fund our operating expenses;

    - pursue regulatory approvals;

    - license or acquire additional drug candidates or technologies;

    - develop manufacturing, marketing and sales capabilities; and

    - prosecute and defend our intellectual property rights.

    We intend to seek additional funding through public or private financing or other arrangements with collaborative partners. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

    If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs. In order to obtain additional funding, we may be required to relinquish rights to technologies or drug candidates that we would not otherwise relinquish in order to continue independent operations.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR DRUG PRODUCTS.

    The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Using our drug candidates in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand with respect to drugs, if any, that receive regulatory approval for commercial sale. Product liability insurance is expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

OUR ABILITY TO GENERATE FUTURE REVENUES FROM DRUG PRODUCTS WILL DEPEND ON REIMBURSEMENT AND DRUG PRICING.

    Acceptable levels of reimbursement of costs of developing and manufacturing of drugs and treatments related to those drugs by government authorities, private health insurers and other organizations, such as HMOs, will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drug candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only to limited levels, we may not be able to obtain collaborative partners to manufacture and commercialize drugs, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drugs.

    Third-party payors increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

                    RISKS RELATED TO GOVERNMENTAL APPROVALS

IF WE DO NOT OBTAIN REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET DAPTOMYCIN OR ANY FUTURE DRUG CANDIDATES.

    The FDA and comparable regulatory agencies in foreign countries impose substantial requirements upon the commercial introduction of drug products to establish their safety and efficacy. These include lengthy and detailed preclinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical testing and clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

    We are currently testing daptomycin in human clinical trials to determine whether daptomycin is safe and effective and, if so, to what degree. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Drugs in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial human testing. Our failure to demonstrate the safety and efficacy of daptomycin could delay or prevent required approvals from regulatory authorities. This would prevent us from commercializing daptomycin and would substantially impair our business, operating results and financial condition. We cannot be sure when we, independently or with our collaborative partners, might submit additional drug candidates for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products like ours.

    The effects of governmental regulations may be to:

    - delay the marketing of our potential drugs for a considerable or indefinite period of time;

    - impose costly procedural requirements upon our activities; and

    - furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs.

    Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. We cannot be sure that FDA or other regulatory approvals for any drug candidates developed by us will be granted on a timely basis or at all. Moreover, if regulatory approval to market a drug candidate is granted, the approval may impose limitations on the indicated use for which the drug may be marketed.

WE HAVE LIMITED EXPERIENCE IN CONDUCTING THE PRECLINICAL AND CLINICAL TESTING NECESSARY FOR US TO OBTAIN REGULATORY APPROVALS OF OUR DRUG CANDIDATES.

    Before we receive regulatory approvals for the commercial sale of any of our potential drugs, our drug candidates will be subject to extensive preclinical testing and clinical trials to demonstrate their safety and efficacy in humans. We depend on our collaborative partners to conduct clinical trials for the drug candidates resulting from the collaborative agreements, and we may become dependent on other third parties to conduct future clinical trials of our internally developed drug candidates. We have limited experience in conducting preclinical testing or clinical trials. Preclinical testing or clinical trials have been commenced only with respect to daptomycin and not with respect to any of our other drug candidates or any drug candidates being developed jointly by us and our collaborative partners. Furthermore, we cannot be sure that preclinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to demonstrate the safety and efficacy of a drug candidate under development would delay or prevent regulatory approval of the drug candidate and could have a material adverse effect on our business, operating results and financial condition.

IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS AFTER ANY REGULATORY APPROVAL OF A DRUG PRODUCT OR IF A REGULATORY AUTHORITY WITHDRAWS ITS APPROVAL OF A DRUG PRODUCT, WE MAY BE FORCED TO SUSPEND THE SALE OF THE PRODUCT.

    Even if initial regulatory approvals for our drug candidates are obtained, our company, our drugs and the manufacturing facilities for our drugs would be subject to continual review and periodic inspection. Later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the drug, the manufacturer or us, including withdrawal of the drug from the market. The FDA stringently applies regulatory standards. Failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. In addition, our manufacturing facilities will be subject to FDA inspections for adherence to Good Manufacturing Practices prior to marketing clearance and periodically during the manufacturing process. The FDA may also require post-marketing testing and surveillance to monitor the effects of an approved product. In addition, if there are any modifications to a drug, further regulatory approval will be required.

ITEM 2. DESCRIPTION OF PROPERTY

    We are headquartered at 24 Emily Street in Cambridge, Massachusetts, where we lease approximately 24,000 square feet of commercial space pursuant to a term lease that expires in September 2003, subject to a 5-year renewal option. We have leased an additional 11,000 square feet of commercial space at 125 Sydney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2003. These facilities are adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS

    We are not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Cubist's common stock is traded on the Nasdaq National Market under the symbol "CBST". The following table sets forth, for the period indicated, the high and low sale prices per share of Cubist's common stock as reported by the Nasdaq National Market.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Year Ended December 31, 1998:
  First Quarter.............................................   $ 5.75     $ 4.25
  Second Quarter............................................   $ 5.69     $ 4.50
  Third Quarter.............................................   $ 4.69     $ 2.03
  Fourth Quarter............................................   $ 3.81     $ 2.00

Year Ended December 31, 1999:
  First Quarter.............................................   $ 4.87     $ 2.68
  Second Quarter............................................   $ 4.87     $ 2.87
  Third Quarter.............................................   $11.12     $ 2.93
  Fourth Quarter............................................   $21.50     $ 7.37

Year Ended December 31, 2000:
  First Quarter (through March 9, 2000).....................   $71.50     $16.25

HOLDERS

    As of March 9, 2000, Cubist had 309 stockholders of record. This does not reflect persons or entitles who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

    We have never declared or paid cash dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. Our bank term loan contains a restrictive covenant that prohibits us from paying cash dividends or making stock redemptions or repurchases without the prior written consent of the lender bank.

RECENT SALES OF UNREGISTERED SECURITIES

    Described below is information regarding all securities we sold during the fiscal year ended December 31, 1999 and in January 2000, which, unless otherwise noted below, were not registered under the Securities Act.

    In January 2000, we issued and sold an aggregate of 2,200,000 shares of common stock at a purchase price of $25.00 per share. The issuance and sale of such shares of common stock were made in reliance on Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The resale of these shares was subsequently registered with the SEC.

    In October 1999, we issued and sold an aggregate of 2,503,333 shares of Common Stock at a purchase price of $7.50 per share. The issuance and sale of such shares of common stock were made in reliance on Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The resale of these shares was subsequently registered with the SEC.

    In February 1999, we issued and sold an aggregate of 797,448 shares of common stock at a purchase price of $5.02 per share. The issuance and sale of such shares of common stock were made in reliance on Section 4(2) of the Securities Act.

    Our initial Registration Statement on Form S-1 (Reg. No. 333-6795) in connection with our initial public offering of common stock was declared effective by the SEC on October 25, 1996. On October 25, 1996, we also filed another Registration Statement on Form S-1 (Reg. No. 333-5880) with the SEC pursuant to Rule 462 (b) promulgated under the Securities Act of 1933, as amended. For ease of reference and clarity, the two registration statements referred to in this paragraph and referred to in the following paragraphs collectively as the "IPO Registration Statement". We registered 2,875,000 shares of common stock under the Securities Act on our IPO Registration Statement.

    The aggregate initial public offering proceeds for all 2,875,000 shares of common stock registered by the IPO Registration Statement was $17,250,000. The net proceeds from this issuance and distribution, after deducting the aggregate amount of related expenses, including underwriting discounts and commissions we paid were $15,154,000.

    Through December 31, 1999 we spent all of the $15,154,000 net proceeds received for the following uses and in the following amounts per use: $427,000 in construction of plant, building and facilities; $2,512,000 for repayment of indebtedness; $12,215,000 for working capital. All amounts we spent for such uses, other than payment of salaries to directors and officers, consisted of direct payments to persons or entities, none of which was a director or officer, holder of 10 percent or more of any class of equity securities or other affiliate.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sponsored research revenues...................  $ 1,271    $ 4,985    $ 2,733    $  1,634   $  5,353
                                                -------    -------    -------    --------   --------
Operating expenses:
  Research and development expenses...........    4,965      6,871      9,341      10,489     19,351
  General and administrative expenses.........    1,708      1,990      3,292       3,495      4,298
                                                -------    -------    -------    --------   --------
      Total operating expenses................    6,673      8,861     12,633      13,984     23,649
Interest income...............................      239        306      1,039         859        813
Interest expense..............................     (233)      (229)      (237)       (334)      (331)
Other income..................................       --         --      1,833          --         --
                                                -------    -------    -------    --------   --------
  Net loss....................................  $(5,396)   $(3,799)   $(7,265)   $(11,825)  $(17,814)
                                                =======    =======    =======    ========   ========

Basic and diluted net loss per common share...  $ (5.47)   $ (1.49)   $ (0.73)   $  (0.97)  $  (0.99)
Weighted average number of common shares
  outstanding for basic and diluted net loss
  per common share............................      986      2,554      9,995      12,224     18,041

                                                                      DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1995       1996       1997       1998       1999
                                                  --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...................................   $3,056    $19,329    $ 9,547    $15,156    $26,151
Working capital.................................    3,215     18,020      8,238     13,645     23,046
Total assets....................................    7,048     23,452     21,673     23,137     30,204
Long-term liabilities...........................    1,257      1,053      1,105      1,308      1,519
Stockholders' equity............................    4,895     20,299     19,063     20,086     25,153
Dividends.......................................       --         --         --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT. ALSO, SEE "SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA."

OVERVIEW

    Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by bacteria and fungi resistant to commercially available drugs. We have a limited history of operations and have experienced significant net losses since inception. At December 31, 1999, we had an accumulated deficit of $52.6 million. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, preclinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities.

    In recent years we have enhanced our drug discovery and development programs and funded a portion of our capital requirements, by entering into collaborative agreements with pharmaceutical and biotechnology companies. We have entered into collaborative agreements based specifically on our aminoacyl-tRNA synthetase program with Merck and Bristol-Myers Squibb, and a collaborative agreement with Novartis based on our VITA functional genomics technology. Under these collaborative agreements, we have received sponsored research payments and, if drug development milestones are achieved, we are entitled to milestone payments. In addition, we will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations. We have received all of the sponsored research payments that we were entitled to under our collaborative agreements with Merck and Bristol-Meyers Squibb, although Merck and Bristol-Myers Squibb are still required to make milestone payments and pay royalties to us for any drug developed and commercialized from these collaborations.

    On February 3, 1999, we entered into a collaborative research and license agreement with Novartis Pharma AG to use our VITA functional genomics technology to validate and develop assays for antimicrobial targets and to identify new compounds for development as antimicrobial agents. In exchange for the license, Novartis is making research payments and, if scientific and development milestones are achieved, Novartis will make milestone payments to us. In addition, Novartis will be required to pay royalties to us on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and we issued to Novartis, 797,448 shares of our common stock for a total purchase price of $4.0 million in cash.

    On November 7, 1997, we entered into a license agreement with Eli Lilly and Company, pursuant to which we acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, we paid to Eli Lilly an upfront license fee in cash, and if drug development milestones are achieved, have agreed to pay milestone payments in cash or by issuing shares of our common stock to Eli Lilly. In addition, we will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999, we issued to Eli Lilly 56,948 shares of our common stock as a milestone payment which was due upon commencement of Phase III clinical trials of daptomycin. The value of the common stock issued was $250,000 and was recorded as research and development expense.

    In January 1999, we entered into a memorandum of understanding with DSM Fine Chemicals B.V. pursuant to which DSM has agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the memorandum of understanding, DSM is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards, and we will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for up to $5.9 million of the costs to be incurred by DSM in connection with the preparation, testing and validation of its manufacturing facility. In addition, we have agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. The maximum amount of milestone payments that we may be required to make to DSM is $1.6 million. Upon completion of the preparation of DSM's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five year period beginning in 2002.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUES. Total revenues in the year ended December 31, 1999, were $5,353,000 compared to $1,634,000 in the year ended December 31, 1998, an increase of $3,719,000 or 227.6%. The revenues earned in the year ended December 31, 1999, consisted of $3,000,000 in research support funding from the Bristol-Myers Squibb and Merck collaborations; $2,042,000 in research support funding from the Novartis collaboration; and $311,000 in Small Business Innovation Research funding. The revenues earned in the year ended December 31, 1998 consisted of $1,107,000 in research support funding from the Bristol-Myers Squibb and Merck collaborations; and $528,000 in Small Business Innovation Research funding. The increase in revenues in the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily due to the increase of milestone payments and research support funding from the Merck and Novartis collaborations during 1999.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the year ended December 31, 1999, were $19,351,000 compared to $10,489,000 in the year ended December 31, 1998, an increase of $8,862,000 or 84.5%. The increase was largely due to increased clinical and manufacturing costs related to daptomycin development and the additional personnel and purchases that were required by such development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 1999, were $4,298,000 compared to $3,495,000 in the year ended December 31, 1998, an increase of $803,000 or 23.0%. The increase was largely due to increased investor and public relations expenses and increased legal and other professional services expenses.

    INTEREST INCOME AND EXPENSE.  Interest income in the year ended
December 31, 1999, was $814,000 compared to $859,000 in year ended December 31, 1998, a decrease of $45,000 or 5.3%. The decrease in interest income was due primarily to lower average cash, cash equivalent and investment balances during the year ended December 31, 1999 as compared to the year ended December 31, 1998. Interest expense in the year ended December 31, 1999 was $331,000 as compared to $334,000 during the year ended December 31, 1998, a decrease of $3,000.

    NET LOSS. Our net loss for the year ended December 31, 1999 was $17,814,000 compared to $11,825,000 during the year ended December 31, 1998, an increase of $5,989,000 or 50.6%. The increase was primarily due to an increase in expenses incurred associated with the development of daptomycin and increased costs associated with our marketing and investor relations program.

    YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES. Total revenues in the year ended December 31, 1998, were $1,634,000 compared to $2,733,000 in the year ended December 31, 1997, a decrease of $1,099,000 or 40.2%. The revenues earned in the year ended December 31, 1998 consisted of $1,107,000 in research support funding from the Bristol-

Myers Squibb and Merck collaborations; and $528,000 in Small Business Innovation Research funding. The revenues earned in the year ended December 31, 1997, consisted of $2,025,000 in research support funding from the Bristol-Myers Squibb, Merck and Pfizer collaborations; a $500,000 milestone payment from the Bristol-Myers Squibb collaboration; and $208,000 in Small Business Innovation Research funding. The decrease in revenues in the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily due to the decrease of research support funding from Merck during 1998; the decrease of research support funding due to the termination of the Pfizer collaboration in 1997; and the lack of milestone payments from the Bristol-Myers Squibb collaboration during 1998.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the year ended December 31, 1998, were $10,489,000 compared to $9,341,000 in the year ended December 31, 1997, an increase of $1,148,000 or 12.3%. The increase was largely due to increased consulting and manufacturing costs related to daptomycin development and the additional personnel and purchases that are required by such development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 1998 were $3,495,000 compared to $3,292,000 in the year ended December 31, 1997, an increase of $203,000 or 6.2%. The increase was largely due to increases in personnel costs, marketing and investor and public relations expenses, and consulting and license expenses.

    INTEREST INCOME AND EXPENSE.  Interest income in the year ended
December 31, 1998 was $859,000 compared to $1,039,000 in year ended
December 31, 1997, a decrease of $180,000 or 17.3%. The decrease in interest income was due primarily to lower average cash, cash and investment balances during the year ended December 31, 1998, as compared to the year ended
December 31, 1997. Interest expense in the year ended December 31, 1998 was $334,000 as compared to $237,000 during the year ended December 31, 1997, an increase of $97,000 or 40.9%, due to additional leasing arrangements during the year.

    OTHER INCOME. Other income in the year ended December 31, 1997, was $1,833,000 and consisted entirely of gain on the sale of our equity position in Novalon Pharmaceutical Corp.

    NET LOSS. The net loss for the year ended December 31, 1998, was $11,825,000 compared to $7,265,000 during the year ended December 31, 1997, an increase of $4,560,000 or 62.8%. The increase was primarily due to the decreased revenues in 1998, an increase in expenses incurred associated with the development of daptomycin, and increased costs associated with our marketing and investor relations program.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalent and investments balance at December 31, 1999 was $26,151,000 compared to $19,012,000 at December 31, 1998 and $74,892,000 at February 29, 2000.

    From inception through December 31, 1999, we had invested an aggregate of $8,570,000 (of which $842,000 was invested during 1999) in property and equipment, primarily in facility renovations and laboratory equipment under capital leases. The obligations under capital leases at December 31, 1999 were $1,294,000. Minimum annual principal payments due under capital leases total $686,000 in 2000. Principal payments are scheduled to decline each year thereafter until expiration in 2002. We made principal payments under our capital lease obligations of $624,000 in the year ended December 31, 1999. We expect our capital expenditures in 2000 to be approximately $2,000,000, consisting of leasehold improvements and laboratory equipment purchases.

    On September 23, 1998, we completed a private placement financing with investors and raised net proceeds of $12.7 million by issuing 6,065,560 shares of our common stock at $2.25 per share, along with

3,032,783 warrants exercisable for our common stock at $2.25 per share. We have filed a registration statement to register the resale of the 9,098,343 shares of our common stock related to this financing.

    During the twelve months ended December 31, 1999, we issued 285,644 shares of our common stock upon the exercise of 326,668 warrants issued in connection with the private placement financing completed on September 23, 1998. Such warrants are exercisable at $2.25 per share or pursuant to a standard cashless net issue provision. Of the 285,644 shares issued, 160,000 shares were issued for an aggregate purchase price of $360,000 and 125,644 shares were issued upon cashless net issue exercise pursuant to which the holders of such warrants surrendered the right to acquire 41,024 additional shares of our common stock.

    Upon the signing of the research and license agreement with Novartis in February 1999, we issued to Novartis, 797,448 shares of our common stock for a total purchase price of $4.0 million in cash.

    During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (8.42% at December 31, 1999). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At
December 31, 1999, borrowings outstanding totaled $1,139,578. We are currently negotiating with our lender bank to enter into another term loan agreement under which we will be able to borrow an additional $2,000,000 on terms similar to our existing term loan agreement, to finance fixed asset purchases.

    On October 21, 1999, we completed a private placement financing with investors and raised net proceeds of $17.5 million by issuing 2,503,333 shares of our common stock at $7.50 per share. We have filed a registration statement to register the resale of the 2,503,333 shares of our common stock issued in this financing.

    On January 29, 2000, we completed a private placement financing with investors and raised net proceeds of $52.0 million by issuing 2,200,000 shares of our common stock at $25.00 per share. We have filed a registration statement to register the resale of the 2,200,000 shares of our common stock issued in this financing.

    We are filing a registration statement with the SEC on the date hereof in connection with a proposed public offering by us. The proposed public offering will be underwritten on a firm-commitment basis. We will receive all of the net proceeds of the proposed public offering. The net proceeds of the proposed public offering, together with the net proceeds of our October 1999 private placement and our January 2000 private placement, will be used to fund our clinical trials and commercialization of daptomycin, our lipopeptide drug discovery program, the continued development of our VITA functional genomics and ChemInformatics technologies, working capital and other general corporate purposes.

    We believe that the additional funds from the sale of shares in the proposed public offering, together with our existing cash resources and our existing capital resources, interest income and future revenues due under our collaborative agreements, will be sufficient to fund our operating expenses and capital requirements as currently planned through at least March 31, 2001. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period. In the absence of the proposed public offering, we will need to raise substantial additional capital to fund our operations from and after January 1, 2001, and intend to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners.

RECENT PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We will adopt SAB 101 effective in the first quarter of 2000 and are presently determining the effect it will have on our financial statements, but management does not believe the effect will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. We do not own derivative financial instruments in our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     34

Balance Sheets as of December 31, 1998 and 1999.............     35

Statements of Operations for the years ended December 31,
  1997, 1998 and 1999.......................................     36

Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.......................................     37

Statements of Changes in Stockholders' Equity for the years
  ended December 31, 1997, 1998
  and 1999..................................................     38

Notes to Financial Statements...............................     39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

    In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 4, 2000

                          CUBIST PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 6,463,688   $11,570,960
  Short-term investments....................................    8,692,514    14,580,515
  Accounts receivable.......................................           --        87,431
  Prepaid expenses and other current assets.................      231,409       339,081
                                                              -----------   -----------
    Total current assets....................................   15,387,611    26,577,987
Property and equipment......................................    7,727,821     8,437,830
Less: Accumulated depreciation and amortization.............   (3,908,054)   (4,990,943)
                                                              -----------   -----------
  Property and equipment, net...............................    3,819,767     3,446,887
Long-term investments.......................................    3,855,336            --
Other assets................................................       74,238       179,287
                                                              -----------   -----------
    Total assets............................................  $23,136,952   $30,204,161
                                                              ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   460,939   $ 1,299,139
  Accrued expenses..........................................      572,562     1,303,012
  Current portion of long-term debt.........................       83,957       394,939
  Current portion of capital lease obligations..............      625,450       535,073
                                                              -----------   -----------
    Total current liabilities...............................    1,742,908     3,532,163
Long-term debt, net of current portion......................       16,109       759,782
Long-term capital lease obligation, net of current
  portion...................................................    1,292,165       758,821
                                                              -----------   -----------
    Total liabilities.......................................    3,051,182     5,050,766
                                                              -----------   -----------

Commitments (Notes F, J, K & N)

Stockholders' equity:
  Preferred stock, non-cumulative; convertible, $.001 par
    value; authorized 5,000,000 shares 1998 and 1999; issued
    and outstanding 1998 and 1999 no shares.................           --            --
  Common stock, $.001 par value; authorized 50,000,000
    shares; issued and outstanding 1998 16,642,968 shares;
    issued and outstanding 1999 20,523,358 shares...........       16,643        20,524
  Additional paid-in capital................................   54,890,014    77,767,268
  Accumulated deficit.......................................  (34,820,887)  (52,634,397)
                                                              -----------   -----------
    Total stockholders' equity..............................   20,085,770    25,153,395
                                                              -----------   -----------
      Total liabilities and stockholders' equity............  $23,136,952   $30,204,161
                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1997           1998           1999
                                                       -----------   ------------   ------------
Sponsored research revenues..........................  $ 2,733,083   $  1,634,199   $  5,353,379
Operating expenses:
  Research and development...........................    9,340,928     10,489,258     19,351,332
  General and administrative.........................    3,292,241      3,495,264      4,297,723
                                                       -----------   ------------   ------------
    Total operating expenses.........................   12,633,169     13,984,522     23,649,055

Interest income......................................    1,038,532        858,919        813,507
Interest expense.....................................     (237,119)      (333,602)      (331,341)
Other income.........................................    1,833,334             --             --
                                                       -----------   ------------   ------------
  Net loss...........................................  $(7,265,339)  $(11,825,006)  $(17,813,510)
                                                       ===========   ============   ============
Basic and diluted net loss per common share..........  $     (0.73)  $      (0.97)  $      (0.99)
                                                       ===========   ============   ============
Weighted average number of common shares outstanding
  for basic and diluted net loss per common share....    9,994,718     12,224,404     18,040,815
                                                       ===========   ============   ============

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   ------------
Cash flows for (from) operating activities:
  Net loss..................................................  $(7,265,339)  $(11,825,006)  $(17,813,510)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Gain on sale of equity interest.........................   (1,833,334)            --             --
    Amortization of equity interest.........................      833,334             --             --
    Depreciation and amortization...........................    1,057,887      1,243,596      1,359,998
    Gain on the sale of equipment...........................           --             --        (15,150)
    Common stock issued for technology milestone............           --             --        250,000
    Cashless exercise of warrants related to lease
      agreements............................................           --             --         38,330
    Changes in assets and liabilities:
      Accounts receivable...................................      451,934         53,333        (87,431)
      Prepaid expenses and other current assets.............      144,007        (88,774)      (107,672)
      Other assets..........................................       (6,495)       106,056       (105,049)
      Accounts payable and accrued expenses.................     (458,577)       265,937      1,568,650
      Deferred revenue......................................     (126,900)            --             --
                                                              -----------   ------------   ------------
        Total adjustments...................................       61,856      1,580,148      2,901,676
                                                              -----------   ------------   ------------
Net cash used for operating activities......................   (7,203,483)   (10,244,858)   (14,911,834)
                                                              -----------   ------------   ------------
Cash flows for (from) investing activities:
  Purchase of equipment.....................................     (899,810)    (1,795,285)      (756,558)
  Proceeds from the sale of equipment.......................           --             --         15,150
  Leasehold improvements....................................      (94,753)       (39,435)       (85,350)
  Purchase of equity interest...............................   (1,000,000)            --             --
  Proceeds from sale of equity interest.....................    2,000,000             --             --
  Purchases of short-term investments.......................  (22,686,443)    (8,692,514)   (15,192,711)
  Maturities of short-term investments......................   15,976,820      6,709,623      9,304,710
  Purchases of long-term investments........................   (8,569,107)    (3,855,336)            --
  Maturities of long-term investments.......................           --      8,569,107      3,855,336
                                                              -----------   ------------   ------------
Net cash provided by (used for) investing activities........  (15,273,293)       896,160     (2,859,423)
                                                              -----------   ------------   ------------
Cash flows for (from) financing activities:
  Issuance of stock, net....................................    5,942,697     12,770,227     22,345,909
  Proceeds from notes receivable............................           --         30,000        101,686
  Repayments of long-term debt..............................     (189,943)      (189,736)       (84,923)
  Proceeds from term loan...................................      927,686        941,255      1,139,578
  Principal payments of capital lease obligations...........     (695,417)      (576,960)      (623,721)
                                                              -----------   ------------   ------------
Net cash provided by financing activities...................    5,985,023     12,974,786     22,878,529
                                                              -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........  (16,491,753)     3,626,088      5,107,272
Cash and cash equivalents at beginning of year..............   19,329,353      2,837,600      6,463,688
                                                              -----------   ------------   ------------
Cash and cash equivalents at end of year....................  $ 2,837,600   $  6,463,688   $ 11,570,960
                                                              ===========   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest....................  $   237,119   $    333,602   $    331,341
Supplemental non-cash financing activities:
  Cancellation of promissory note in connection
    with resignation of officer (Note H)....................           --   $     37,776             --
  Issuance of restricted common stock in exchange for a
    promissory note.........................................  $    80,000             --   $    506,250

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                $ ADDITIONAL PAID-IN CAPITAL
                                                          ----------------------------------------        $               $
                                 # OF SHARES      $       ISSUANCE OF     NOTES        DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                   COMMON       COMMON      SHARES      RECEIVABLE   COMPENSATION      DEFICIT         EQUITY
                                 -----------   --------   -----------   ----------   -------------   ------------   -------------
Balance at December 31, 1996...   9,544,373    $ 9,544    $36,253,818   $(154,459)     $ (79,751)    $(15,730,542)   $20,298,610
Exercise of stock options......      57,981         58        119,320                                                    119,378
Repurchase of common stock.....      (1,390)        (1)          (519)                                                      (520)
Issuance of common stock, net
  of offering costs............     979,591        980      5,902,859     (80,000)                                     5,823,839
Amortization of deferred
  compensation.................                                            20,000         43,924                          63,924
Forgiveness of promissory
  notes........................                                            22,774                                         22,774
Net loss.......................                                                                       (7,265,339)     (7,265,339)
                                 ----------    -------    -----------   ---------      ---------     ------------    -----------
Balance at December 31, 1997...  10,580,555     10,581     42,275,478    (191,685)       (35,827)    (22,995,881)     19,062,666
                                 ----------    -------    -----------   ---------      ---------     ------------    -----------

Exercise of stock options......       2,576          3          4,140                                                      4,143
Shares issued in connection
  with employee stock purchase
  plan.........................       6,341          6         20,553                                                     20,559
Repurchase of common stock.....      (2,064)        (2)          (786)                                                      (788)
Issuance of common stock, net
  of offering costs............   6,065,560      6,065     12,774,811                                                 12,780,876
Amortization of deferred
  compensation.................                                 2,255      22,223        (11,158)                         13,320
Repayment of promissory
  notes........................                                            30,000                                         30,000
Cancellation of promissory note
  in connection with
  resignation of officer.......     (10,000)       (10)       (37,766)     37,776                                             --
Net loss.......................                                                                      (11,825,006)    (11,825,006)
                                 ----------    -------    -----------   ---------      ---------     ------------    -----------
Balance at December 31, 1998...  16,642,968     16,643     55,038,685    (101,686)       (46,985)    (34,820,887)     20,085,770
                                 ----------    -------    -----------   ---------      ---------     ------------    -----------

Exercise of stock options and
  warrants.....................     432,626        433        810,983                                                    811,416
Shares issued in connection
  with employee stock purchase
  plan and 401(k) plan.........      40,035         40        144,644                                                    144,684
Issuance of common stock, net
  of offering costs............   3,407,729      3,408     22,180,981    (506,250)                                    21,678,139
Issuance of warrants for
  services.....................                                77,107                    (77,107)                             --
Deferred compensation related
  to grant of stock options....                               707,797                   (703,125)                          4,672
Amortization of deferred
  compensation.................                                                          140,538                         140,538
Repayment of promissory
  notes........................                                           101,686                                        101,686
Net loss.......................                                                                      (17,813,510)    (17,813,510)
                                 ----------    -------    -----------   ---------      ---------     ------------    -----------
Balance at December 31, 1999...  20,523,358    $20,524    $78,960,197   $(506,250)     $(686,679)    $(52,634,397)   $25,153,395
                                 ==========    =======    ===========   =========      =========     ============    ===========

    The accompanying notes are an integral part of the financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

    Cubist Pharmaceuticals, Inc. is a specialty pharmaceutical company founded in May 1992 and is focused on the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by bacteria and fungi resistant to commercially available drugs. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. Cubist is located in Cambridge, Massachusetts and operates in one business segment.

    Cubist is subject to risks common to companies in the industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other governmental regulations.

    Cubist has a limited history of operations and has experienced significant net losses since inception. At December 31, 1999, Cubist has an accumulated deficit of $52.6 million. Cubist expects to incur significant additional net losses over the next several years and expects cumulative losses to increase due to expanded research and development efforts, preclinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities. As a result, Cubist's business plan indicates that additional financing will be required to support its planned expenditures. Cubist believes that the funds currently available and future revenues due under its collaborative agreements (Note E) will be sufficient to fund operations through at least the next twelve months.

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

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of short-term interest-bearing instruments with original maturities of three months or less. These investments are carried at cost which approximates market value.

    Cubist invests its cash and cash equivalents primarily in deposits, U.S. Government treasuries and money market funds with financial institutions. Cubist has not recorded any losses to date on its invested cash and cash equivalents.

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
    SHORT-TERM INVESTMENTS

    Short-term investments, with an original maturity of more than three months and less than one year when purchased, consisted of certificates of deposit and investment-grade commercial paper at December 31, 1998 and 1999. Short-term investments, all of which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value.

    LONG-TERM INVESTMENTS

    Long-term investments, with a maturity of more than twelve months when purchased, consisted of investment-grade corporate debt at December 31, 1998. Long-term investments, all of which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value. Cubist does not hold any long-term investments at December 31, 1999.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three years for computer equipment and five years for laboratory equipment and furniture and fixtures. Leasehold improvements are stated at cost and are amortized over the lesser of the life of the lease or their estimated useful lives. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

    Cubist has entered into various collaborative agreements with pharmaceutical and biotechnology companies. Revenue derived from such collaborative agreements is recognized in accordance with the terms of the contracts. Certain agreements also provide for payments to Cubist upon the achievement of certain milestones as well as royalties on the net sales of products developed resulting from the collaboration, as defined in the respective agreements. Any revenue related to milestones and royalties is recognized as earned.

    Revenue from Small Business Innovation Research ("SBIR") government grants to conduct research and development is recognized as eligible costs are incurred up to the funding limit. Eligible grant-related costs which have been incurred in advance of cash receipts are recorded as receivables.

    RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred.

    INCOME TAXES

    Cubist accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settle. A deferred tax asset is

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of Cubist's financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable, accrued expenses, capital lease obligations and long-term debt, approximate their fair values.

    NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 1997, 1998 and 1999, options to purchase 802,468, 1,519,094, and 1,963,533 shares of common stock, respectively, and warrants for 86,619, 3,119,402, and 2,775,868 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

    COMPREHENSIVE INCOME

    Comprehensive loss is equal to net loss for the years ended December 31, 1997, 1998 and 1999.

    DERIVATIVE INSTRUMENTS

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

    NEW ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. Cubist will adopt SAB 101 in the first quarter of 2000 and is presently determining the effect it will have on Cubist's financial statements, although management does not believe the effect will be material.

                          CUBIST PHARMACEUTICALS, INC.

C. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consisted of:

                                                                 1998         1999
                                                              ----------   ----------
Leasehold improvements......................................  $2,623,924   $2,709,274
Laboratory equipment........................................   4,047,291    4,591,383
Furniture and fixtures......................................     319,245      342,451
Computer equipment..........................................     737,361      794,722
                                                              ----------   ----------
                                                               7,727,821    8,437,830
                                                              ----------   ----------
Less accumulated depreciation and amortization..............  (3,908,054)  (4,990,943)
                                                              ----------   ----------
Property and equipment, net.................................  $3,819,767   $3,446,887
                                                              ==========   ==========

    Depreciation and amortization expense was $971,189, $1,195,713, and $1,214,788 in 1997, 1998 and 1999, respectively.

D. ACCRUED EXPENSES

    At December 31, accrued expenses consisted of:

                                                                1998        1999
                                                              --------   ----------
Payroll and benefits........................................  $337,475   $  342,792
Professional services.......................................    77,720      127,655
Annual report...............................................    50,000      100,008
Drug development............................................    86,820      525,128
Miscellaneous...............................................    20,547      207,429
                                                              --------   ----------
Total accrued expenses......................................  $572,562   $1,303,012
                                                              ========   ==========

E. COLLABORATIVE RESEARCH AGREEMENTS

    On December 15, 1995, Cubist entered into a collaborative research agreement with Pfizer Inc. Under the terms of the agreement, Pfizer paid Cubist a technology licensing fee upon execution and research support payments. In addition, Pfizer reimbursed Cubist for expenses related to the screening of Pfizer compounds against Cubist's targets and made certain milestone payments. These reimbursement payments were recognized as revenue as the work was completed. Cubist recorded sponsored research revenues of $150,000 in 1997, in accordance with the agreement. On June 20, 1997, Cubist's collaborative agreement with Pfizer expired pursuant to its own terms. Prior to such expiration, Cubist had received all of the research support payments and technology licensing fees that Cubist was entitled to receive under that collaborative agreement.

    In June 1996, Cubist entered into a collaborative research agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"). Under the terms of the agreement, Bristol-Myers Squibb purchased from Cubist $4,000,000 of Cubist's preferred stock upon execution of the agreement, and has agreed to make payments to Cubist upon the achievement of certain milestones. In addition, Bristol-Myers Squibb reimbursed Cubist a fixed amount for research and development expenses relating to the production of certain targets and also for expenses relating to the screening of Bristol-Myers Squibb compounds against

                          CUBIST PHARMACEUTICALS, INC.

E. COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)
Cubist's targets over three years. These reimbursements were paid at the beginning of each calendar quarter in accordance with the agreement. Cubist recorded sponsored research revenues of $500,000 in milestone payments in 1997 and $1,000,000, $1,000,000 and $500,000 in 1997, 1998 and 1999, respectively, for certain research and development revenues in accordance with the agreement. Bristol-Myers Squibb's exclusive research period ended in January 2000. Following January 7, 2000, Bristol-Myers Squibb's rights to continue screening and research and development with respect to Cubist's targets under the collaboration agreement continue on a non-exclusive basis.

    In June 1996, Cubist entered into a collaborative research agreement with Merck & Co., Inc. ("Merck"). Under the terms of the agreement, Merck paid Cubist a technology licensing fee upon execution and will pay certain milestone payments if earned. In addition, Merck has reimbursed Cubist for research and development expenses relating to the production of certain targets; for expenses relating to the screening of Merck compounds against Cubist's targets; and for expenses relating to compound optimization. These payments are recognized as revenue as the work is completed. Cubist recorded sponsored research revenues of $875,233, $106,667 and $2,500,000 in 1997, 1998 and 1999, respectively, for certain research and development revenues and milestone payments, in accordance with the agreement.

    In May 1997, Cubist acquired 333,333 shares of Series B Convertible Preferred Stock of Novalon Pharmaceutical Corporation ("Novalon"), together with an option to purchase all of the capital stock of Novalon. The aggregate purchase price for such shares and such option was $1.0 million. Cubist allocated all of the $1.0 million aggregate purchase price to the option based on management's estimates of the relative fair values of the option and the shares of Series B Convertible Preferred Stock acquired. The value of the option was amortized over the option period resulting in an $833,333 research and development expense in 1997. On September 29, 1997, Cubist agreed to terminate its option to acquire Novalon and sold its existing equity position back to Novalon for $2.0 million resulting in a gain of $1,833,333 included in other income. Cubist will pay Novalon a percent of revenues received by Cubist that relates to the use of the technology.

    On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will fund a research program for a period of three years unless terminated earlier by Novartis. Cubist recorded $2,041,875 of sponsored research revenues in 1999 related to this agreement. Further, if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,448 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of its VITA functional genomics technology.

F. LICENSE AGREEMENT

    On November 7, 1997, Cubist entered into a license agreement with Eli Lilly and Company ("Eli Lilly") pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist has paid an upfront license fee in cash and, if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of common

                          CUBIST PHARMACEUTICALS, INC.

F. LICENSE AGREEMENT (CONTINUED)
stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999 Cubist issued to Eli Lilly 56,948 shares of Cubist common stock as a milestone payment pursuant to, and in accordance with, the terms of the agreement. The value of the common stock was $250,000 and was recorded as research and development expense.

G. FINANCINGS

    On October 21, 1999, Cubist completed a private placement financing with investors and raised approximately $18.8 million (less financing costs of $1,328,892) by issuing 2,503,333 shares of common stock at $7.50 per share. Cubist has filed a registration statement to register the resale of the 2,503,333 shares of common stock issued in this financing. The proceeds of this private offering are being used primarily to fund its clinical trials of daptomycin and the development of its proprietary genomic target validation and assay development VITA functional genomics technology.

    On September 23, 1998, Cubist completed a private placement financing with investors and raised approximately $13.6 million (less financing costs of approximately $901,000) by issuing 6,065,560 shares of common stock at $2.25 per share, along with 3,032,783 warrants exercisable for common stock at $2.25 per share. The warrants are exercisable at any time until September 23, 2003. The value of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital. Cubist has filed a registration statement to register 9,098,343 shares of common stock related to this financing. The proceeds of this private offering were used primarily to fund its clinical trials of daptomycin and the development of its proprietary genomic target validation and assay development VITA functional genomics technology.

    On July 18, 1997, Cubist completed a private equity financing in which Cubist raised $6.0 million before offering expenses of $96,161 by issuing 979,591 common shares at $6.125 per share. These shares were subsequently registered with the Securities and Exchange Commission.

H. STOCKHOLDERS' EQUITY

    WARRANTS

    Total warrants outstanding at December 31, 1999 were 2,775,868 (2,706,115 warrants relate to the September 23, 1998 financing described in footnote G).

    In February 1999, Cubist issued to Bridge Technology Group a warrant exercisable for 25,000 shares common stock at $4.31 per share. The value of the warrants using the Black-Scholes option-pricing model is $77,107. The value is being amortized to general and administrative expense over a one-year period, and the warrants are due to expire February 2004.

    NOTES RECEIVABLE FROM RELATED PARTIES

    Cubist has accepted a promissory note from the Chief Executive Officer in consideration for the preferred stock issued to him. In 1997, the term of this note was extended to fall due in equal quarterly installments of $10,000 commencing on March 31, 1998. On October 14, 1999 the principal amount of this note was paid in full.

    Cubist has accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. The aggregate principal amount of this note at December 31, 1999 is $506,250 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note has an

                          CUBIST PHARMACEUTICALS, INC.

H. STOCKHOLDERS' EQUITY (CONTINUED)
annual interest rate of 4% and falls due on September 25, 2002. The note will be forgiven in three equal annual installments, contingent upon the Senior Vice President's continued employment, until September 2002.

I. STOCK OPTIONS

    Cubist has a stock option plan under which options to purchase 3,000,000 shares of its common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant as determined by the Board of Directors, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 1999 there were 342,340 shares available for future grant.

    During 1994 and 1995, Cubist allowed employees and consultants to exercise their full grants to take advantage of certain favorable tax benefits. Cubist reserved the right to repurchase any unearned shares at the original purchase price if the employee or consultant does not fulfill the vesting requirement. 1,390 and 2,064 shares of previously exercised options were repurchased in 1997 and 1998, respectively, because vesting schedules were not fulfilled. The remaining shares are fully vested at December 31, 1999.

    Cubist adopted the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation costs for Cubist's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, Cubist's net loss and loss per share for the years ended December 31, 1997, 1998 and 1999 would have been increased to the pro forma amounts indicated below:

                                    1997                               1998                               1999
                       -------------------------------   --------------------------------   --------------------------------
                                     BASIC AND DILUTED                  BASIC AND DILUTED                  BASIC AND DILUTED
                        NET LOSS      LOSS PER SHARE       NET LOSS      LOSS PER SHARE       NET LOSS      LOSS PER SHARE
                       -----------   -----------------   ------------   -----------------   ------------   -----------------
As Reported..........  $(7,265,339)        $(0.73)       $(11,825,006)        $(0.97)       $(17,813,510)        $(0.99)
Pro forma............  $(7,859,006)        $(0.79)       $(13,019,532)        $(1.07)       $(20,206,710)        $(1.12)

    The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, a dividend yield of 0% and a risk-free interest rate of 6.36% in 1997; and an expected life of four (4) years, expected volatility of 97%, a dividend yield of 0% and a risk-free interest rate of 4.7% in 1998; an expected life of seven
(7) years, expected volatility of 74%, a dividend yield of 0% and a risk-free interest rate of 5.3% in 1999. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

                          CUBIST PHARMACEUTICALS, INC.

I. STOCK OPTIONS (CONTINUED)
    A summary of the status of Cubist's stock option plan as of December 31, 1997, 1998 and 1999, and changes during each of the years then ended, is presented below:

                                                    1997                   1998                    1999
                                            --------------------   ---------------------   ---------------------
                                                         WAEP*                   WAEP*                   WAEP*
                                             NUMBER    PER SHARE    NUMBER     PER SHARE    NUMBER     PER SHARE
                                            --------   ---------   ---------   ---------   ---------   ---------
Balance at January 1......................  500,760      $1.93       802,468     $4.69     1,519,094     $3.44

Granted...................................  438,614       7.06       999,845      3.58       859,582      5.82
Exercised.................................  (56,591)      2.06        (2,576)     1.61      (140,420)     2.94
Canceled..................................  (80,315)      2.29      (280,643)     7.17      (274,723)     3.67
                                            -------      -----     ---------     -----     ---------     -----
Balance at December 31....................  802,468      $4.69     1,519,094     $3.44     1,963,533     $4.48
                                            =======      =====     =========     =====     =========     =====
Options exercisable at December 31........  191,911      $2.73       366,039     $3.07       639,886     $3.57
Weighted average grant-date fair value of
  options granted during the year:
  Exercise price equals grant date stock
    fair value............................         $5.41                   $2.42                   $3.72
  Exercise price less than grant date
    stock fair value......................       --                       --                       $7.94

------------------------

*   Weighted-average exercise price

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             -------------------------------------------------   ------------------------------
RANGE OF                       NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES              OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------              -----------   ----------------   ----------------   -----------   ----------------
$.007--$1.96...............     248,355        5.5 years           $ 1.60          224,429          $1.56
$2.25--$3.00...............     500,162        8.8 years             2.48          114,668           2.48
$5.25--$7.00...............     958,834        8.6 years             4.70          282,049           5.20
$8.00- $11.625.............     256,182        9.6 years            10.37           18,740           9.89
                              ---------        ---------           ------          -------          -----
                              1,963,533        8.4 years           $ 4.48          639,886          $3.57
                              =========        =========           ======          =======          =====

J. LEASE COMMITMENTS

    Cubist leases its facilities under operating lease agreements which extend through 2003. Certain of these leases contain renewal options for an additional five-year period and provisions that adjust the base payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance. Cubist provided a security deposit of $100,000 upon execution of the lease. The security deposit bears interest in a segregated account, and was partially refunded ($79,000 plus interest) on the fifth anniversary, and is fully refundable plus interest within thirty days after the expiration of the lease, provided no event of default has occurred. In 1995, Cubist entered into an agreement with the landlord under which the landlord provided financing of $345,500 to Cubist for expansion of the facility, which is payable in equal monthly installments of $7,685 over five years with an

                          CUBIST PHARMACEUTICALS, INC.

J. LEASE COMMITMENTS (CONTINUED)
annual interest rate of 12% through February 2000. No additional security deposit was required. At December 31, 1999, the outstanding principal balance was $15,143.

    Cubist leases certain equipment under long-term capital leases. The cost of this equipment included in fixed assets was $4,588,978, with associated accumulated depreciation of $3,282,471, at December 31, 1999. Cubist intends to purchase all of the leased equipment at a price to be negotiated at lease end. Future lease payments for non-cancelable leases for the respective years ended December 31 are as follows:

                                                              OPERATING LEASES   CAPITAL LEASES
                                                              ----------------   --------------
  2000......................................................     $  552,912        $  685,846
  2001......................................................        559,123           564,210
  2002......................................................        559,123           330,090
  2003......................................................        498,545                --
  2004 and thereafter.......................................             --                --
                                                                 ----------        ----------
Total minimum lease payments................................     $2,169,703        $1,580,146
                                                                 ==========        ----------
Less amount representing interest payments..................                         (286,252)
                                                                                   ----------
Present value of minimum lease payments.....................                        1,293,894
Less current portion........................................                         (535,073)
                                                                                   ----------
Long-term obligation........................................                       $  758,821
                                                                                   ==========

    Lease payments under operating leases were $246,498, $312,228 and $401,968 in 1997, 1998 and 1999, respectively.

K. TERM LOAN

    During March 1999, Cubist entered into a term loan agreement with a bank under which Cubist is able to borrow up to $1,500,000 to finance fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (8.42% at December 31, 1999). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At December 31, 1999, borrowings outstanding totaled $1,139,578.

    At December 31, 1999, payments of principal and interest on existing debt were due as follows:

Fiscal year ending December 31,
2000........................................................  $  571,699
2001........................................................     571,699
2002........................................................     571,699
                                                              ----------
Total payments..............................................   1,715,097
Less amounts representing interest..........................    (575,519)
                                                              ----------
Total debt..................................................  $1,139,578
Less current portion........................................    (379,796)
                                                              ----------
                                                              $  759,782
                                                              ==========

                          CUBIST PHARMACEUTICALS, INC.

L. EMPLOYEE BENEFITS

    Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. Prior to January 1, 1998, Cubist contributed a matching amount of up to 1.5% of a participant's total compensation or $500 annually, whichever is less. Effective January 1, 1998, participants were granted a matching option in cash or Cubist common stock. Cubist will match in common stock up to 4.5% of a participant's total compensation or 75% of a participant's total contribution annually, whichever is less. Matches distributed in common stock have immediate vesting. Cubist contributed $20,165, $6,160 and $5,853 during 1997, 1998 and 1999, respectively. Additionally, in 1999, Cubist issued 28,420 shares of common stock pursuant to this plan. No shares were issued prior to 1999.

    Cubist instituted an employee stock purchase plan in 1998, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The plan allows participants to purchase Cubist common stock, after a pre-determined six-month period, through payroll deductions at a price 15% less than the lower of the closing price for the beginning or ending date of the purchase period. The plan allows for the issuance of 250,000 shares of common stock to eligible employees. During 1998 and 1999, Cubist issued 6,341 and 11,615 shares of common stock, respectively, pursuant to this plan.

M. INCOME TAXES

    Based on Cubist's current financial status, realization of Cubist's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset and the related valuation allowance are as follows:

                                                          1997           1998           1999
                                                      ------------   ------------   ------------
Net operating loss carryforwards....................  $  5,780,000   $ 10,715,000   $ 17,681,000
Research and development credits....................     2,690,000      2,350,000      2,010,000
Research and experimentation credits................     1,575,000      1,938,000      2,786,000
Other, net..........................................       377,000        609,000        660,000
                                                      ------------   ------------   ------------
Total deferred tax assets...........................  $ 10,422,000   $ 15,612,000   $ 23,137,000
Valuation allowance.................................  $(10,422,000)  $(15,612,000)  $(23,137,000)
                                                      ------------   ------------   ------------
Net deferred tax assets.............................  $         --   $         --   $         --
                                                      ============   ============   ============

    Cubist's federal statutory and effective tax rates were 34% and 0%, respectively, for 1997, 1998 and 1999. The effective tax rate was 0% due to a net operating loss and the non-recognition of any deferred tax assets.

    At December 31, 1999, Cubist has federal net operating loss carryforwards of approximately $45.4 million, which begins to expire in 2007, and a state net operating loss carryforwards of $37.5 million, which begins to expire in 2000. Cubist also has federal and state credit carryforwards of $1,765,000 and $1,546,000, respectively, begin to expire in 2008.

    Ownership changes resulting from the issuance of capital stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount

                          CUBIST PHARMACEUTICALS, INC.

M. INCOME TAXES (CONTINUED)
of the annual limitation is determined based on Cubist's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

N. SUBSEQUENT EVENTS

    In January 1999, Cubist entered into a memorandum of understanding with DSM Fine Chemicals B.V. pursuant to which DSM has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the memorandum of understanding, DSM is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards, and Cubist will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for up to $5.9 million of the costs to be incurred by DSM in connection with the preparation, testing and validation of its manufacturing facility. In addition, Cubist has agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. The maximum amount of milestone payments that Cubist may be required to make to DSM is $1.6 million. Upon completion of the preparation of DSM's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

    On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less estimated financing costs of $3,039,000) by issuing 2,200,000 shares of common stock at $25.00 per share. Cubist filed a registration statement to register the resale of the 2,200,000 shares of common stock issued in this financing. Cubist plans to use the proceeds of the private placement to fund its clinical trials of daptomycin, its lipopeptide drug discovery program and the development of its proprietary genomic target validation and assay development VITA functional genomics technology.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors and executive officers and their ages as of March 10, 2000 are as follows:

NAME                                       AGE      POSITION
----                                     --------   --------
Scott M. Rocklage, Ph.D. ..............     45      Chairman of Board of Directors, Chief Executive
                                                    Officer and President

Francis P. Tally, M.D. ................     59      Executive Vice President, Scientific Affairs

Alan D. Watson, Ph.D., M.B.A. .........     47      Senior Vice President, Corporate Development

Thomas A. Shea, M.B.A. ................     40      Vice President, Finance & Administration, Chief
                                                    Financial Officer and Treasurer

Michael F. DeBruin, M.D. ..............     45      Vice President, Clinical Research

Dennis D. Keith, Ph.D. ................     56      Vice President, Drug Discovery

Frederick B. Oleson, Jr., D.Sc. .......     50      Vice President, Drug Development

George H. Shimer, Jr., Ph.D. ..........     47      Vice President, Biology

Thomas J. Slater.......................     44      Vice President, Commercial Development

John K. Clarke(2)......................     46      Director

Paul R. Schimmel, Ph.D. ...............     59      Director

Barry Bloom, Ph.D.(1)..................     71      Director

David W. Martin, Jr., M.D. ............     59      Director

Trudie Resch(1)........................     39      Director

Walter Maupay(2).......................     61      Director

John Zabriskie, Ph.D.(1)...............     60      Director

------------------------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

    DR. ROCKLAGE was elected Chairman of the Board of Directors in March 2000. Dr. Rocklage has served as our President and Chief Executive Officer and as a member of the board of directors since July 1994. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed
Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed
Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Nycomed Salutar, Inc. and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drugs Omniscan and Teslascan. Dr. Rocklage received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

    DR. TALLY has served as our Executive Vice President, Scientific Affairs since January 1997. From March 1995 to January 1997, he served as our Vice President of Research and Development. From 1986 to February 1995, Dr. Tally served as Executive Director of Infectious Disease, Molecular Biology and Natural Products Research at the Lederle Laboratories of American Cyanamid/American Home Products, where he was responsible for worldwide clinical studies for piperacillin/tazobactam which was registered for sales in Europe in 1992, approved by the FDA in 1993 and marketed as Zosyn. From 1975 to 1986, he served as Senior Physician in Infectious Disease at the New England Medical Center and Associate Professor of Medicine at Tufts Medical Center. Dr. Tally received his A.B. in Biology from Providence College and his M.D. from George Washington University School of Medicine.

    DR. WATSON has served as our Senior Vice President, Corporate Development since September 1999. From October 1997 to August 1999, he served as Senior Vice President, Intellectual Property and Licensing at Nycomed Amersham plc., a diagnostic imaging and life sciences company. From January 1995 to September 1997, he served as Senior Vice President, Technology Development at Nycomed ASA. From January 1994 to June 1995, he served as Senior Vice President, Research and Development at Nycomed Salutar, Inc. where he also served as a Board Director. Prior to 1994, Dr. Watson served in various senior positions at Salutar, Inc. From 1983 to 1986 while at DuPont Pharmaceuticals, Dr. Watson invented the stroke-imaging drug Neurolite. Dr. Watson received his B.Sc. from the University of U.S.W., Sydney, Australia; his M.B.A. from Northeastern University; and his Ph.D. in Bioinorganic Chemistry from the Australia National University.

    MR. SHEA has served as our Vice President, Finance and Administration and Chief Financial Officer since December 1998. He has also served as our Treasurer and Chief Accounting Officer since June 1996. From December 1997 to
December 1998 he served as our Senior Director of Finance and Administration, and from 1993 to November 1997, as our Director of Finance and Administration. From 1987 to 1993, he served as Manager of Accounting/MIS and Budget and Financial Analyst at ImmuLogic Pharmaceutical Corporation, a biotechnology company. Mr. Shea received his B.S. in Accounting/Law from Babson College and his M.B.A. from Suffolk University.

    DR. DEBRUIN has served as our Vice President, Clinical Research since September 1999. From March 1998 to May 1999, he served as Therapeutic Area Head-Infectious Diseases at Wyeth-Ayerst Research and Genetics Institute. From March 1993 to February 1998, he served as Director of Clinical Development at Genetics Institute. From 1988 to 1993, Dr. DeBruin served in various positions at Pfizer, Inc. Dr. DeBruin was on the faculty at the University of Connecticut School of Medicine, and was also in private practice treating infectious diseases from 1988 to 1991. Dr. DeBruin received his B.A. from Cornell University and his M.D. from New York Medical College.

    DR. KEITH has served as our Vice President, Drug Discovery since
October 1997. From 1971 to October 1997, Dr. Keith was with Hoffman-La
Roche Inc. where he served in various positions, including Director of Antiinfective Chemistry, Senior Director of Medicinal Chemistry and Research Director of Oncology. Dr. Keith received his B.S. in Chemistry from Bates College and his Ph.D. in Organic Chemistry from Yale University.

    DR. OLESON has served as our Vice President, Drug Development since
November 1997. Prior to joining us, Dr. Oleson was an independent consultant from June 1997 to November 1997. From January 1997 to June 1997, Dr. Oleson served as Director of Preclinical Research at AutoImmune, Inc., a biotechnology company. From 1992 to January 1997, Dr. Oleson served as Director, Toxicology and Preclinical Pharmacology at Biogen, Inc., a biotechnology company.
Dr. Oleson also held various positions at Bristol-Myers Squibb from 1983 to 1992. Dr. Oleson was a key contributor in the development of the Biogen drug Avonex and a key consultant in the development of Angiomax for The Medicines Company. Dr. Oleson received his B.S. in Biochemistry from Princeton University and a Doctor of Science in Physiology/ Radiation Biology from Harvard University School of Public Health.

    DR. SHIMER has served as our Vice President, Biology since January 2000. Prior to joining us, Dr. Shimer was Senior Director, Pathogen Genomics at Genome Therapeutics Corp. from February 1995 through January 2000. Dr. Shimer received his B.S. in Biochemistry from North Carolina State University and his Ph.D. in Biochemistry from Colorado State University.

    MR. SLATER has served as our Vice President, Commercial Development since May 1999. From July 1998 to April 1999, he served as Senior Vice President of Business Development for Newport Strategies, a consulting company. From
January 1996 to June 1998, he served as Vice President, Biomaterials Business for Genzyme Corporation, a biotechnology company. From 1988 to January 1996,
Mr. Slater served in various sales and marketing positions for Genzyme Corporation. Prior to 1988, Mr. Slater served in marketing and sales positions for pharmaceutical companies Hoffman LaRoche and Upjohn. Mr. Slater received his B.S. in Biology from Upsala College.

    MR. CLARKE is one of our founders and served as Chairman of the Board of Directors from our incorporation to March 2000. Mr. Clarke has served as one of our directors since our incorporation. From 1992 to 1994, Mr. Clarke served as our acting President and Chief Executive Officer. Since 1982, he has been a general partner of DSV Management in Princeton, New Jersey, the general partner of DSV Partners IV. He is a founder and director of Alkermes, Inc. and a director of Plastic Surgeons of America Inc. Mr. Clarke is the Managing General Partner for Cardinal Health Partners, founded in 1997. Mr. Clarke received his B.A. in Biology and Economics from Harvard College and his M.B.A. from The Wharton School of the University of Pennsylvania.

    DR. SCHIMMEL is one of our scientific founders and has served as one of our directors since our incorporation. From 1967 to 1998, Dr. Schimmel served as a Professor of Biochemistry and Biophysics at the Massachusetts Institute of Technology and as the John D. and Catherine T. MacArthur Professor of Biochemistry and Biophysics at the Massachusetts Institute of Technology from 1992 to 1997. He has been a Professor and member of the Skaggs Institute for Chemical Biology of the Scripps Research Institute since 1997. Dr. Schimmel is an expert in molecular biology, protein translation and aminoacyl-tRNA synthetases. He is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Schimmel was a founder and is a director of Repligen Corporation and Alkermes, Inc., each a biotechnology company.
Dr. Schimmel received his A.B. in Pre-Medicine from Ohio Wesleyan University and his Ph.D. in Biochemistry from the Massachusetts Institute of Technology.

    DR. BLOOM has served as a one of our directors since September 1993.
Dr. Bloom has more than 40 years experience in the pharmaceutical industry. From 1952 to 1993, Dr. Bloom served in various positions at Pfizer Inc., including Executive Vice President of Research & Development. He is a director of Vertex Pharmaceuticals, Inc. and Neurogen Corp., biotechnology companies; Microbia, a biotechnology company; Catalytica Pharmaceuticals, Inc., a chemical manufacturer and supplier, and Incyte Pharmaceuticals, Inc., a genomics company. Dr. Bloom received his S.B. in Chemistry and his Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology.

    DR. MARTIN has served as one of our directors since October 1997. Since
July 1997, Dr. Martin has served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc. Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California San Francisco until 1983 when he became the First Vice President and subsequently Senior Vice President of Research and Development at Genentech, Inc., a position he held until 1990. He was Executive Vice President of DuPont Merck Pharmaceutical Company from 1991 through 1993 and then returned to California in 1994 where he was Senior Vice-President of Chiron Corp., a biotechnology company, and President of Chiron Therapeutics. In May 1995, he assumed the position of President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company, and served until November 1996. Dr. Martin is also a Director of Varian
Associates, Inc., a medical equipment supplier.

    MS. RESCH has served as one of our directors since June 1999. Since
June 1998, Ms. Resch has served as Director at Sofinov Societe Financiere d'Innovation Inc. From June 1998 to June 1999, she served as Manager at Sofinov. From June 1997 to December 1997, Ms. Resch was a consultant, principally working with Sofinov.

    MR. MAUPAY has served as one of our directors since June 1999. Since 1988, Mr. Maupay has served as President of Calgon Vestal Laboratories, a division of Merck & Co., Inc. until January 1995, when it was sold to Bristol-Myers Squibb. Since June 1995, Mr. Maupay has also served as Group Executive of Calgon Vestal Laboratories after the sale to Bristol-Myers Squibb. From 1984 to 1988
Mr. Maupay served as Vice-President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of Life Medical Sciences, Inc., a medical device company, Kensey Nash Corporation, a medical device company, Neshaminy Golf
Club, Inc. and Warwick Golf Farm. Mr. Maupay received his Bachelor of Science in Pharmacy from Temple University and his M.B.A. from Lehigh University.

    DR. ZABRISKIE has served as one of our directors since June 1999. Since
July 1997, Dr. Zabriskie has served as Chairman of the Board of NEN Life Science Products, Inc., a laboratory supply company. From July 1997 to December 1999, Dr. Zabriskie also served as President and Chief Executive Officer of NEN Life Science Products, Inc. From November 1995 to January 1997, he was President and Chief Executive Officer of Pharmacia & Upjohn. From 1994 to November 1995, he served as President, Chief Executive Officer and Chairman of UpJohn Co.

THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

    Our board of directors is divided into the following three classes, with the members of the respective classes serving for staggered three-year terms.

    - Class I directors, whose terms expire at the annual meeting of stockholders to be held in 2000;

    - Class II directors, whose terms expire at the annual meeting of stockholders to be held in 2001; and

    - Class III directors, whose terms expire at the annual meeting of stockholders to be held in 2002.

    Dr. John Zabriskie, Dr. David Martin and Ms. Trudie Resch are our Class I directors, Mr. Walter Maupay and Dr. Barry Bloom are our Class II directors, and Dr. Rocklage, Mr. Clarke and Dr. Schimmel are our Class III directors.
Mr. George Conrades resigned as a Class II director as of December 20, 1999 The Board of Directors has not appointed a new member to the Board to fill the vacancy created by his resignation. At each annual meeting of stockholders, our stockholders will elect the successors to directors whose terms have expired to serve from the time of election and qualification until the third annual meeting following election. The classification of the board of directors may delay or prevent a change in control or in the management of Cubist.

    Our Board of Directors has an Audit Committee, which met one time during the 1999 fiscal year. The functions of the Audit Committee include:

    - making recommendations to the Board of Directors with respect to the engagement of the independent auditors;

    - reviewing the audit plans developed by the independent auditors for the annual audit of our books and records and the results of such audit;

    - reviewing the annual financial statements;

    - reviewing the professional services provided by the independent auditors and the auditors' independence; and

    - reviewing the adequacy of our system of internal controls and the responses to management letters issued by the independent auditors.

The members of the Audit Committee during the 1999 fiscal year were Dr. Barry Bloom, Dr. John Zabriskie, Ms. Trudie Resch and Mr. Terrance McGuire. Terrance McGuire resigned his position as Director, effective February 5, 1999. Dr. John Zabriskie and Ms. Trudie Resch became members of the Audit Committee as of June 1, 1999.

    The Board of Directors has a Compensation Committee, which met two time(s) during the 1999 fiscal year. The Compensation Committee's principal functions are to:

    - review and approve salary plans and bonus awards, as well as other forms of compensation,

    - to administer our 1993 Amended and Restated Stock Option Plan, and

    - to administer our 1997 Stock Purchase Plan.

    The members of the Compensation Committee during the 1999 fiscal year were Mr. John K. Clarke, Mr. George Conrades and Mr. Walter Maupay. Mr. Walter Maupay became a member of the compensation Committee as of June 1, 1999. Mr. George Conrades resigned his position as a director, effective as of December 20, 1999. The Board of Directors has not appointed a new member to the Compensation Committee to fill the vacancy created by his resignation.

    During the 1999 fiscal year, the Board of Directors held four meetings. Each director attended more than seventy-five percent (75%) of the Board meetings, and the meetings of Board committees on which he or she served, except
Mr. Conrades who attended fifty percent (50%) of the Board meetings.

COMPENSATION OF DIRECTORS

    Dr. Rocklage is Chairman of the Board of Directors and one of our full-time officers; he receives no additional compensation for serving on the Board of Directors or its committees. No other director is a full-time officer. In 1999, we paid $1,000 to Dr. Bloom, Dr. Martin and Mr. Conrades, each for each meeting of the Board of Directors they attended. No other director received cash compensation during the 1999 fiscal year for his or her service on the Board of Directors or any committee thereof. In 2000, Dr. Bloom, Dr. Martin, Mr. Maupay and Dr. Zabriskie will receive a fee of $1,000 for each Board meeting attended and will be reimbursed for expenses incurred in connection with their attendance. No other director will receive cash compensation during the 2000 fiscal year for his or her service on the Board of Directors or any committee thereof.

    Pursuant to our stock option plan, upon first joining the Board of Directors, each director who is not one of our officers or employees is granted automatically a stock option exercisable for 15,000 shares of common stock at fair market value, and each time that he or she is serving as a director on the business day immediately following an annual meeting of stockholders, such director is automatically granted on such business day a stock option exercisable for 2,000 shares of common stock at fair market value.

    Pursuant to a consulting agreement, Dr. Schimmel received $48,000, for consulting services during 1999.

COMPENSATION COMMITTEE INTERLOCKS

    None of the members of our compensation committee was, at any time since our formation, an officer or employee. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, executive, and certain other officers, and any persons holding more than ten percent of our common stock are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 1999. To our knowledge, all of these filing requirements were satisfied by its directors, officers and ten percent holders. In making these statements, we have relied upon the written representations of its directors, officers and its ten percent holders and copies of the reports that they have filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below sets forth compensation information for the fiscal years ended December 31, 1999, 1998, and 1997 with respect to our Chief Executive Officer and other executive officers whose 1999 total annual compensation exceeded $100,000.

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                                                    ------------------------
                                                           ANNUAL COMPENSATION      RESTRICTED   SECURITIES
NAME AND                                                -------------------------     STOCK      UNDERLYING        ALL OTHER
PRINCIPAL POSITION                             YEAR     SALARY($)(1)     BONUS($)   AWARDS($)    OPTIONS(#)    COMPENSATION($)(2)
------------------                           --------   ------------     --------   ----------   -----------   ------------------
Scott M. Rocklage, Ph.D.(3)................    1999       $284,100       $185,000    $              85,000          $ 8,858
Chairman of the Board, Chief Executive         1998       $249,423       $73,500     $    --       175,000          $ 7,966
Officer and President                          1997       $232,815       $80,000     $    --        70,000          $26,640

Francis P. Tally, M.D......................    1999       $233,263       $34,040     $              41,500          $16,067
Executive Vice President;                      1998       $220,500       $40,000     $    --        65,398          $ 8,757
Scientific Affairs                             1997       $220,011       $11,000     $    --        26,898          $    --

Thomas A. Shea, M.B.A......................    1999       $134,221       $    --     $              25,500          $ 5,763
Vice President Finance & Admin.                1998       $112,307       $    --     $    --        44,500          $   500
Chief Financial Officer, Treasurer             1997       $ 88,830       $    --     $    --            --          $   500

Dennis D. Keith, Ph.D......................    1999       $167,723       $15,000     $              15,000          $ 7,901
Vice President;                                1998       $160,500       $    --     $    --        35,000          $    --
Drug Discovery                                 1997       $ 27,802(4)    $    --     $    --            --          $    --

Frederick B. Oleson, Jr., D.Sc.............    1999       $150,816       $28,400     $              40,000          $ 7,002
Vice President;                                1998       $140,500       $    --     $    --        35,000          $    --
Drug Development                               1997       $ 17,313(5)    $    --     $    --            --          $    --

------------------------------

(1) Salary includes amounts deferred pursuant to our 401(k) Plan.

(2) All other compensation includes (i) the forgiveness of principal and accrued interest owed by Dr. Rocklage in 1997 and 1996, (ii) long-term disability insurance premiums paid by Cubist and (iii) Cubist's matching contributions under our 401(k) Plan.

(3) Dr. Rocklage was appointed Chairman of the Board of Directors on March 3, 2000.

(4) Reflects compensation from October 20, 1997 to December 31, 1997. Dr. Keith's employment commenced on October 20, 1997.

(5) Reflects compensation from November 6, 1997 to December 31, 1997. Dr. Oleson's employment commenced on November 6, 1997.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information regarding grants of stock options under our 1993 Stock Option Plan to the named executive officers during the fiscal year ended December 31, 1999.

                                            NUMBER OF      PERCENT
                                           SECURITIES      OF TOTAL
                                           UNDERLYING      OPTIONS
                                             OPTIONS      GRANTED TO    EXERCISE                GRANT DATE
                                             GRANTED     EMPLOYEES IN   OR BASE    EXPIRATION    PRESENT
NAME                                       (SHARES)(1)   FISCAL 1999     PRICE        DATE       VALUE(2)
----                                       -----------   ------------   --------   ----------   ----------
Scott M. Rocklage, Ph.D..................    60,000           7.4%       3.813      01/01/09     $167,934
                                             25,000           3.1%       4.370      01/01/09       69,973
Thomas A. Shea...........................    25,500           3.2%       3.813      01/01/09       71,316
Francis P. Tally, MD.....................    41,500           5.2%       3.813      01/01/09      116,154
Dennis D. Keith, Ph.D....................    15,000           1.9%       3.813      01/01/09       41,984
Frederick B. Oleson, Jr., D.Sc...........    40,000           5.0%       3.813      01/01/09      111,868

------------------------

(1) Each option is exercisable in 16 equal quarterly installments, and has a maximum term of 10 years from the date of grant, subject to earlier termination in the event of the optionee's cessation of service with Cubist. The options are exercisable during the holder's lifetime only by the holder and they are exercisable by the holder only while the holder is an employee of Cubist and for certain limited periods of time thereafter in the event of termination of employment.

(2) Based on the Black-Scholes pricing model suggested by the Securities and Exchange Commission. The estimated values under that model are based on arbitrary assumptions as to variables such as stock price volatility, projected future dividend yield and interest rates, discounted for lack of marketability and potential forfeiture due to vesting schedule. The estimated values above use the following significant assumptions: volatility--74%; dividend yield--0%; the average life of the options--
    7.2 years; risk-free interest rate--yield to maturity of 10-year treasury note at grant date--4.67%. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated using a modified Black-Scholes model.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information with respect to the stock options exercised during the fiscal year ended December 31, 1999, and the unexercised stock options held at the end of such fiscal year by the named executive officers.

                                                                         NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                            OPTIONS HELD AT            IN-THE MONEY OPTIONS
                                                                           DECEMBER 31, 1999           DECEMBER 31, 1999(1)
                                         SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME                                       ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                     ---------------   --------   -----------   -------------   -----------   -------------
Scott M. Rocklage, Ph. D...............      14,285        $107,387     192,175        198,863      $3,128,872     $3,151,563
Thomas A. Shea.........................          --              --      46,757         47,058         769,430        804,000
Francis P. Tally, M.D..................          --              --      36,038        71, 105         551,870      1,113,840
Dennis D. Keith, Ph. D.................          --              --      56,874         68,126         758,902        990,943
Frederick B. Olseson, Jr., D. Sc.......          --              --      51,874         78,126         771,741      1,205,399

------------------------------

(1) Based on the difference between the exercise price of each option and the last reported sales price of our common stock on the NASDAQ-NMS on December 31, 1999 of $19.25.

EXECUTIVE EMPLOYMENT AGREEMENTS

    Dr. Rocklage, our Chairman of the Board of Directors, President and Chief Executive Officer, is employed pursuant to an employment agreement, dated
June 20, 1994. Under the terms of that agreement, Dr. Rocklage's annual base salary was set at $175,000 subject to annual review and increase by the Board of Directors, and he is entitled to a performance bonus upon our achievement of certain milestones for each fiscal year that have been mutually agreed upon by Dr. Rocklage and the Board of Directors prior to the commencement of that particular fiscal year. Dr. Rocklage received a base salary in 1999 of $285,000 and a performance bonus of $115,000. We can terminate Dr. Rocklage's employment at any time by giving written notice of termination and may be terminated by Dr. Rocklage at any time upon thirty days' written notice of termination. Upon any termination of Dr. Rocklage's employment by us without cause, Dr. Rocklage is entitled to severance pay in an amount equal to six months of his then current annual base salary.

    None of our other executive officers has entered into an employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding beneficial ownership of common stock as of March 3, 2000 by:

    - each person or entity we know who owns beneficially 5% or more of our common stock;

    - each of our directors and our executive officers; and

    - all executive officers and directors as a group.

    Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 3, 2000 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated below and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Shares included below under "Right to Acquire" represent shares subject to outstanding stock options or common stock purchase warrants. Unless otherwise indicated, the address for each of the following stockholders is c/o Cubist Pharmaceuticals, Inc., 24 Emily Street, Cambridge, Massachusetts 02139.

    Percentage of beneficial ownership is based on 23,359,054 shares outstanding as of March 3, 2000.

                                                                       NUMBER OF SHARES
                                                                      BENEFICIALLY OWNED
                                                              ----------------------------------      PERCENTAGE OF
                                                              OUTSTANDING   RIGHT TO     TOTAL     SHARES BENEFICIALLY
NAME AND ADDRESS                                                SHARES      ACQUIRE     NUMBER            OWNED
----------------                                              -----------   --------   ---------   -------------------
Sofinov Societe Financiere D'Innovation Inc.................   1,029,823    1,113,862  2,143,685            8.8%
  1981 Avenue McGill College
  7e etage
  Montreal, Quebec H3A 3C7
ENTITIES AFFILIATED WITH
Hambrecht & Quist Capital Management Incorporated...........   1,287,171    333,334    1,620,505            6.8
  50 Rowes Wharf
  Boston, MA 02110
New York Life Insurance Company.............................     888,888    444,444    1,333,332            5.6
  51 Madison Avenue
  New York, NY 10010
Scott M. Rocklage, Ph.D.....................................     208,908    220,991      429,899            1.8
Francis P. Tally, M.D.......................................     102,857     44,296      147,153              *

                                                                       NUMBER OF SHARES
                                                                      BENEFICIALLY OWNED
                                                              ----------------------------------      PERCENTAGE OF
                                                              OUTSTANDING   RIGHT TO     TOTAL     SHARES BENEFICIALLY
NAME AND ADDRESS                                                SHARES      ACQUIRE     NUMBER            OWNED
----------------                                              -----------   --------   ---------   -------------------
Alan D. Watson, Ph.D., M.B.A................................      52,000     15,937       67,937              *
Thomas A. Shea, M.B.A.......................................       7,142     38,424       45,566              *
Michael F. DeBruin, M.D.....................................          --      9,375        9,375              *
Dennis D. Keith, Ph.D.......................................      22,116     64,999       87,115              *
Frederick B. Oleson, Jr., D.Sc..............................          --     60,312       60,312              *
George H. Shimer, Jr., Ph.D.................................          --      4,687        4,687              *
Thomas J. Slater............................................          --     17,500       17,500              *
John K. Clarke..............................................          --      9,174        9,174              *
Paul R. Schimmel, Ph.D......................................     295,713     26,316      322,029              *
Barry Bloom, Ph.D...........................................       7,142     16,316       23,458              *
David W. Martin, Jr., M.D...................................          --      5,900        5,900              *
Trudie Resch................................................          --      2,750        2,750              *
Walter Maupay...............................................       6,000      2,750        8,750              *
John Zabriskie, Ph.D........................................       4,000      2,750        6,750              *
All directors and executive officers as a group (16
  persons)..................................................     705,878    542,476    1,248,354            5.2

------------------------------

*   Indicates less than 1%

  With respect to the foregoing table, you should note that:

    - Sofinov Societe Financiere D'Innovation Inc. is a wholly-owned subsidiary of Caisse De Depot et Placement du Quebec. Because of such relationship, Caisse is the indirect beneficial owner of the shares attributable to Sofinov and may be deemed to beneficially own all of the shares owned by Sofinov. In addition, the shares Sofinov has the right to acquire includes the shares Ms. Resch has the right to acquire. Ms. Resch is a member of the Board of Directors and holds the position of Director at Sofinov.

    - The shares attributable to entities affiliated with Hambrecht & Quest Capital Management Inc. includes shares and warrants held by H&Q Healthcare Investors and shares and warrants held by H&Q Life Sciences Investors. Hambrecht & Quist Capital Management Inc. is the Investment Adviser of H&Q Healthcare Investors and H&Q Life Sciences Investors and therefore has voting and investment power with respect to the shares owned by H&Q Healthcare Investors and H&Q Life Sciences Investors. Hambrecht & Quist Capital Management Inc. may be deemed to beneficially own all of the shares owned by H&Q Healthcare Investors and H&Q Life Sciences Investors although Hambrecht & Quist Capital Management Inc. disclaims beneficial ownership.

    - A portion of the shares attributable to Dr. Schimmel are held by the Paul
      R. Schimmel Profit-Sharing Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On September 25, 1999, in consideration for the performance of services by Alan Watson, Senior Vice President, Corporate Development, we issued to
Mr. Watson 50,000 restricted shares of common stock, at a purchase price of $10.125 per share, the fair market value of the common stock as determined by the Board of Directors. Mr. Watson purchased the shares by executing a promissory note to Cubist in the amount of, $506,250 with a 4% annual interest rate. This note is secured by the 50,000 shares of common stock. The principal and interest on the promissory note will be forgiven in three equal installments on September 25, 2000, September 25, 2001, and September 25, 2002.

    We have adopted a policy, that all transactions between Cubist and its officers, directors and affiliates must (i) be approved by a majority of those members of the Board of Directors that are not parties, directly or indirectly through affiliates, to such transactions and (ii) be on terms no less favorable to Cubist than could be obtained from unrelated third parties.

    For a description of certain transactions and certain employment and other arrangements between Cubist and certain of its directors and executive officers, see "Compensation of Directors" and "Executive Employment Agreements."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF FORM 10-K

1.  FINANCIAL STATEMENTS.

    The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

    - Report of Independent Accountants

    - Balance Sheets as of December 31, 1999 and 1998

    - Statements of Operations for the years ended December 31, 1999, 1998 and 1997

    - Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

    - Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

    - Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULE.

    None.

    Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3.  LIST OF EXHIBITS

   3.1   Restated Certificate of Incorporation of the Registrant
         (incorporated by reference to Exhibit 3 to Cubist's
         Quarterly Report on Form 10-Q filed on August 12, 1999)
         (File no. 000-21379)

   3.2 Amended and Restated By-Laws of the Registrant, as amended to date. (Exhibit 3.4, Registration No. 333-6795)

   4.1   Specimen certificate for shares of Common Stock
         (incorporated by reference to Exhibit 3.4 to Cubist's
         Registration Statement on Form S-1) (Registration No.
         333-6795)

   4.2 Rights Agreement dated as of July 21, 1999 between Cubist and BankBoston, N.A. as Rights Agent (incorporated by reference to Exhibit 99.1 to Cubist's Report on Form 8-K filed on July 30, 1999) (File No. 000-21379)

   4.3   First Amendment dated as of March 7, 2000 to the Rights
         Agreement, dated as of July 21, 1999 between Cubist and Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent
         (incorporated by reference to Exhibit 4.2 to the Company's
         Registration Statement on Form 8-A/A filed on March 9, 2000)
         (File No. 000-21379)

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

  10.3   Employment Agreement between the Registrant and Scott M.
         Rocklage, dated June 20, 1994. (Exhibit 10.3, Registration
         No. 333-6795)

  10.4   Consulting Agreement between the Registrant and Paul R.
         Schimmel, dated May 1, 1992. (Exhibit 10.4, Registration No.
         333-6795)

  10.5   Amended and Restated 1993 Stock Option Plan. (Exhibit 10.6,
         Registration No.333-6795)

  10.6   Collaborative Research and License Agreement between the
         Registrant and Merck & Co., Inc., dated June 13, 1996.
         (Exhibit 10.8, Registration No. 333-6795)

  10.7   Collaborative Research and License Agreement between the
         Registrant and Bristol-Myers Squibb Company and the
         Registrant, dated June 25, 1996. (Exhibit 10.9, Registration
         No. 333-6795)

  10.8   Screening Agreement, dated November 28, 1995, between the
         Registrant and Monsanto Company. (Exhibit 10.11,
         Registration No. 333-6795)

  10.9   Letter Agreement, dated January 18, 1996, between Pharm-Eco
         Laboratories, Inc. and the Registrant. (Exhibit 10.12,
         Registration No. 333-6795)

 +10.10  Research Collaboration and License Agreement with ArQule,
         Inc., dated October 22, 1997. (Exhibit 10.12, Annual Report on Form 10-K, File No. 000-21379)

  10.11 Lease Agreement between Registrant and Stimpson Family Trust dated April 30, 1993, regarding 24 Emily Street, Cambridge,
         MA., as amended by the First Amendment to Lease, dated
         September 19, 1994. (Exhibit 10.13, Registration
         No.333-6795)

  10.12  Form of Employee Confidentiality and Nondisclosure
         Agreement. (Exhibit 10.15, Registration No. 333-6795)

  10.13  Master Lease Agreement between the Registrant and Comdisco,
         Inc., dated as of August 30, 1993, as amended February 7,
         1995, and as further amended on February 26, 1996.
         (Exhibit 10.16, Registration No. 333-6795)

  10.14 Series B Convertible Preferred Stock Purchase Warrant between the Registrant and Comdisco, Inc., dated August 30,
         1993. (Exhibit 10.17, Registration No. 333-6795)

  10.15 Series C Convertible Preferred Stock Purchase Warrants between the Registrant and Comdisco, Inc., dated
         February 28, 1995 and February 26, 1996. (Exhibit 10.18,
         Registration No. 333-6795)

  10.16 Series C Convertible Preferred Stock Purchase Options issued to Dr. Paul Schimmel and Dr. Julius Rebek in May 1995, as amended by certain Letter Agreements, dated October 23, 1995, between the Registrant and each of Dr. Schimmel and Dr. Rebek. (Exhibit 10.19, Registration No. 333-6795)

  10.17 Amended and Restated Stockholders Rights Agreement by and among the Registrant and the parties signatory thereto.
         (Exhibit 10.20, Registration No. 333-6795)

  10.18  Secured Promissory Note, dated as of July 21, 1994, by Scott
         M. Rocklage to the Registrant. (Exhibit 10.21, Annual Report on Form 10-K, filed March 31, 1997, File No. 000-21379)

  10.19 Amendment to Promissory Note, dated as of July 21, 1996, by and between the Registrant and Scott M. Rocklage. (Exhibit 10.22, Annual Report on
         Form 10-K, filed March 31, 1997, File No. 000-21379)

  10.20 Amendment to Promissory Note, dated as of December 23, 1997, by and between the Registrant and Scott M. Rocklage.
         (Exhibit 10.22, Annual Report on Form 10-K, filed March 20,
         1998, File No. 000-21379)

  10.21 Promissory Note, dated as of October 18, 1995, by and between the Registrant and Scott M. Rocklage.
         (Exhibit 10.23, Annual Report on Form 10-K, filed March 20,
         1998, File No. 000-21379)

 +10.22 Compound Library Screening Agreement between the Registrant and Genzyme Corporation, dated February 24, 1997.
         (Exhibit 10.24, Amendment to Annual Report on Form 10-K/A, filed October 22, 1998, File No. 000-21379)

 +10.23 Library Sample Evaluation Agreement between the Registrant and Pharmacopeia, Inc., dated as of September 11, 1996.
         (Exhibit 10.25, Amendment to Annual Report on Form 10-K/A, filed October 22, 1998, File No. 000-21379)

  10.24  Stock Purchase Agreement, dated July 18, 1997, between
         International Biotechnology Trust plc and the Company.
         (Exhibit 10.27, Registration No. 333-33883)

  10.25  Registration Rights Agreement, dated July 18, 1997, between
         International Biotechnology Trust plc and the Company.
         (Exhibit 10.28, Registration No. 333-33883)

  10.26 Registration Rights Agreement, dated July 18, 1997, between each of H&Q Healthcare Investors and H&Q Life Sciences
         Investors and the Company. (Exhibit 10.29, Registration No.
         333-33883)

  10.27  Master Lease Agreement between the Registrant and
         Transamerica Business Credit, dated as of February 14, 1997.
         (Exhibit 10.33, Annual Report on Form 10-K, filed March 20,
         1998, File No. 000-21379)

 +10.28  License Agreement, dated November 7, 1997, between the
         Company and Eli Lilly. (Exhibit 10.3, Amendment to Quarterly
         Report on Form 10-Q/A, filed October 22, 1998, File No.
         000-21379)

 +10.29  Amendment No. 1 to Collaborative Research and License
         Agreement with Merck, dated as of October 30, 1997
         (Exhibit 10.1, Quarterly Report on Form 10-Q, filed
         August 12, 1998, File No. 000-21379)

 +10.30  Amendment No. 2 to Collaborative Research and License
         Agreement with Merck, dated as of April 30, 1998
         (Exhibit 10.2, Quarterly Report on Form 10-Q, filed
         August 12, 1998, File No. 000-21379)

  10.31  First Amendment to Amended and Restated 1993 Stock Option
         Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed
         August 12, 1998, File No. 000-21379)

  10.32  1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly
         Report on Form 10-Q, filed August 12, 1998, File No.
         000-21379)

  10.33  Securities Purchase Agreement, dated as of September 10,
         1998 between the Company and each of the Purchasers listed on Exhibit A thereto (Exhibit 10.1, Quarterly Report on
         Form 10-Q, filed November 4, 1998, File No. 000-21379)

  10.34  Registration Rights Agreement, dated as of September 10,
         1998 between the Company and each person listed on Exhibit A thereto (Exhibit 10.2, Quarterly Report on
         Form 10-Q, filed November 4, 1998, File No. 000-21379)

  10.35 Common Stock Purchase Warrants, dated September 23, 1998, executed by the Company (Exhibit 10.3, Quarterly Report on
         Form 10-Q, filed November 4, 1998, File No. 000-21379)

  10.36 Collaborative Research and License Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999
         (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 13,
         1999, File No. 000-21379)

  10.37  Stock Purchase Agreement between Cubist and Novartis Pharma
         AG, dated as of February 3, 1999 (Exhibit 10.2, Quarterly
         Report on Form 10-Q, filed May 13, 1999, File No. 000-21379)

  10.38  Restated Certificate of Incorporation as amended
         (Exhibit 3, Quarterly Report on Form 10-Q, filed August 12,
         1999, File No. 000-21379)

  10.39 Registration Rights Agreement, dated as of October 15, 1999 between the Company and each person listed on Exhibit A thereto (Exhibit 10.1, Quarterly Report on Form 10-Q, filed
         November 12, 1999, File No. 000-21379)

  10.40 Registration Rights Agreement dated as of January 27, 2000 among the Company and each of the Investors party thereto
         (Exhibit 10.1, Registration No. 333-96365)

  10.41  Second Amendment to Amended and Restated 1993 Stock Option
         Plan

  10.42  Third Amendment to Amended and Restated 1993 Stock Option
         Plan

  10.43 Stock Pledge Agreement dated as of September 25, 1999 by and between Alan D. Watson and the Company

  10.44  Letter Agreement dated September 25, 1999 between Alan D.
         Watson and the Company

  10.45 Secured Promissory Note dated as of September 25, 1999 by and between Alan D. Watson and the Company

  23.1   Consent of PricewaterhouseCoopers LLP

------------------------

Unless otherwise indicated, all of the above-listed Exhibits are incorporated by reference from the Company's filing indicated.

+ Confidential Treatment granted: Omitted portions filed separately with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CUBIST PHARMACEUTICALS, INC.

                                                       By:  /s/ SCOTT M. ROCKLAGE
                                                            -----------------------------------------
                                                            Scott M. Rocklage, Ph.D
                                                            Chairman of the Board of Directors,
                                                            President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registration and in the capacities on the dates indicated.

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
                                                       CHAIRMAN OF THE BOARD OF
                /s/ SCOTT M. ROCKLAGE                    DIRECTORS, PRESIDENT, CHIEF
     -------------------------------------------         EXECUTIVE OFFICER (PRINCIPAL        03/10/00
                  Scott M. Rocklage                      EXECUTIVE OFFICER)

                 /s/ THOMAS A. SHEA                    Treasurer (Chief Financial
     -------------------------------------------         Officer)                            03/10/00
                   Thomas A. Shea

                 /s/ JOHN K. CLARKE                    Director
     -------------------------------------------                                             03/10/00
                   John K. Clarke

                   /s/ BARRY BLOOM                     Director
     -------------------------------------------                                             03/10/00
                     Barry Bloom

              /s/ DAVID W. MARTIN, JR.                 Director
     -------------------------------------------                                             03/10/00
                David W. Martin, Jr.

                /s/ PAUL R. SCHIMMEL                   Director
     -------------------------------------------                                             03/10/00
                  Paul R. Schimmel

                 /s/ JOHN ZABRISKIE                    Director
     -------------------------------------------                                             03/10/00
                   John Zabriskie

                  /s/ TRUDIE RESCH                     Director
     -------------------------------------------                                             03/10/00
                    Trudie Resch

                  /s/ WALTER MAUPAY                    Director
     -------------------------------------------                                             03/10/00
                    Walter Maupay