Form 10-K/A
period 1999-12-31
CUBIST PHARMACEUTICALS INC
filed 2000-03-21
CIK 912183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                  AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS


ITEM                                                                 PAGE
----                                                               --------
PART I
1    Business....................................................      3
2    Description of Property.....................................     31
3    Legal Proceedings...........................................     31
4    Submission of Matters to a Vote of Security Holders.........     31

PART II
     Market For Registrant's Common Stock and Related Stockholder
5    Matters.....................................................     32
6    Selected Financial Data.....................................     34
     Management's Discussion and Analysis of Financial Condition
7    and Results of Operations...................................     35
     Quantitative and Qualitative Disclosures About Market
7A   Risk........................................................     41
8    Financial Statements........................................     42
     Changes in and Disagreements With Accountants on Accounting
9    and Financial Disclosure....................................     66

PART III
10   Directors and Executive Officers of the Registrant..........     67
11   Executive Compensation......................................     75
     Security Ownership of Certain Beneficial Owners and
12   Management..................................................     78
13   Certain Relationships and Related Transactions..............     80

PART IV
     Exhibits, Financial Statement Schedules, and Reports on Form
14   8-K.........................................................     81
     Signatures..................................................     87

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

LIQUIDITY AND CAPITAL RESOURCES


    Since inception, we have financed our operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalent and investments balance at December 31, 1999 was $26,151,000 compared to $19,012,000 at December 31, 1998 and $74,789,000 at February 29, 2000.


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


    We filed a registration statement with the SEC on March 10, 2000 in connection with a proposed public offering by us. The proposed public offering will be underwritten on a firm-commitment basis. We will receive all of the net proceeds of the proposed public offering. The net proceeds of the proposed public offering, together with the net proceeds of our October 1999 private placement and our January 2000 private placement, will be used to fund our clinical trials and commercialization of daptomycin, our lipopeptide drug discovery program, the continued development of our VITA functional genomics and ChemInformatics technologies, working capital and other general corporate purposes.


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

ITEM 8. FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     43

Balance Sheets as of December 31, 1998 and 1999.............     44

Statements of Operations for the years ended December 31,
  1997, 1998 and 1999.......................................     45

Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.......................................     46

Statements of Changes in Stockholders' Equity for the years
  ended December 31, 1997, 1998
  and 1999..................................................     48

Notes to Financial Statements...............................     49

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

                          CUBIST PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   ------------
Cash flows for (from) operating activities:
  Net loss..................................................  $(7,265,339)  $(11,825,006)  $(17,813,510)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Gain on sale of equity interest.........................   (1,833,334)            --             --
    Amortization of equity interest.........................      833,334             --             --
    Depreciation and amortization...........................    1,057,887      1,243,596      1,359,998
    Gain on the sale of equipment...........................           --             --        (15,150)
    Common stock issued for technology milestone............           --             --        250,000
    Cashless exercise of warrants related to lease
      agreements............................................           --             --         38,330
    Changes in assets and liabilities:
      Accounts receivable...................................      451,934         53,333        (87,431)
      Prepaid expenses and other current assets.............      144,007        (88,774)      (107,672)
      Other assets..........................................       (6,495)       106,056       (105,049)
      Accounts payable and accrued expenses.................     (458,577)       265,937      1,568,650
      Deferred revenue......................................     (126,900)            --             --
                                                              -----------   ------------   ------------
        Total adjustments...................................       61,856      1,580,148      2,901,676
                                                              -----------   ------------   ------------
Net cash used for operating activities......................   (7,203,483)   (10,244,858)   (14,911,834)
                                                              -----------   ------------   ------------
Cash flows for (from) investing activities:
  Purchase of equipment.....................................     (899,810)    (1,795,285)      (756,558)
  Proceeds from the sale of equipment.......................           --             --         15,150
  Leasehold improvements....................................      (94,753)       (39,435)       (85,350)
  Purchase of equity interest...............................   (1,000,000)            --             --
  Proceeds from sale of equity interest.....................    2,000,000             --             --
  Purchases of short-term investments.......................  (22,686,443)    (8,692,514)   (15,192,711)
  Maturities of short-term investments......................   15,976,820      6,709,623      9,304,710
  Purchases of long-term investments........................   (8,569,107)    (3,855,336)            --
  Maturities of long-term investments.......................           --      8,569,107      3,855,336
                                                              -----------   ------------   ------------
Net cash provided by (used for) investing activities........  (15,273,293)       896,160     (2,859,423)
                                                              -----------   ------------   ------------

                          CUBIST PHARMACEUTICALS, INC.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   ------------
Cash flows for (from) financing activities:
  Issuance of stock, net....................................    5,942,697     12,770,227     22,345,909
  Proceeds from notes receivable............................           --         30,000        101,686
  Repayments of long-term debt..............................     (189,943)      (189,736)       (84,923)
  Proceeds from term loan...................................      927,686        941,255      1,139,578
  Principal payments of capital lease obligations...........     (695,417)      (576,960)      (623,721)
                                                              -----------   ------------   ------------
Net cash provided by financing activities...................    5,985,023     12,974,786     22,878,529
                                                              -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........  (16,491,753)     3,626,088      5,107,272
Cash and cash equivalents at beginning of year..............   19,329,353      2,837,600      6,463,688
                                                              -----------   ------------   ------------
Cash and cash equivalents at end of year....................  $ 2,837,600   $  6,463,688   $ 11,570,960
                                                              ===========   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest....................  $   237,119   $    333,602   $    331,341
Supplemental non-cash financing activities:
  Cancellation of promissory note in connection
    with resignation of officer (Note H)....................           --   $     37,776             --
  Issuance of restricted common stock in exchange for a
    promissory note.........................................  $    80,000             --   $    506,250

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

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three years for computer equipment and five years for laboratory equipment and furniture and fixtures. Leasehold improvements are stated at cost and

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
are amortized over the lesser of the life of the lease or their estimated useful lives. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

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

    INCOME TAXES

    Cubist accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settle. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of Cubist's financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable, accrued expenses, capital lease obligations and long-term debt, approximate their fair values.

    NET LOSS PER SHARE


    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 1997, 1998 and 1999, options to purchase 802,468, 1,519,094, and 1,978,533 shares of common stock, respectively, and warrants for 86,619, 3,119,402, and 2,775,868 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.


    COMPREHENSIVE INCOME

    Comprehensive loss is equal to net loss for the years ended December 31, 1997, 1998 and 1999.

    DERIVATIVE INSTRUMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are

                          CUBIST PHARMACEUTICALS, INC.

B. ACCOUNTING POLICIES (CONTINUED)
met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of Cubist.

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

    In June 1996, Cubist entered into a collaborative research agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"). Under the terms of the agreement, Bristol-Myers Squibb purchased from Cubist $4,000,000 of Cubist's preferred stock upon execution of the agreement, and has agreed to make payments to Cubist upon the achievement of certain milestones. In addition, Bristol-Myers Squibb reimbursed Cubist a fixed amount for research and development expenses relating to the production of certain targets and also for expenses relating to the screening of Bristol-Myers Squibb compounds against Cubist's targets over three years. These reimbursements were paid at the beginning of each calendar

                          CUBIST PHARMACEUTICALS, INC.

E. COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED) quarter in accordance with the agreement. Cubist recorded sponsored research revenues of $500,000 in milestone payments in 1997 and $1,000,000, $1,000,000 and $500,000 in 1997, 1998 and 1999, respectively, for certain research and development revenues in accordance with the agreement. Bristol-Myers Squibb's exclusive research period ended in January 2000. Following January 7, 2000, Bristol-Myers Squibb's rights to continue screening and research and development with respect to Cubist's targets under the collaboration agreement continue on a non-exclusive basis.

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

    On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange

                          CUBIST PHARMACEUTICALS, INC.

E. COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED) for the license, Novartis will fund a research program for a period of three years unless terminated earlier by Novartis. Cubist recorded $2,041,875 of sponsored research revenues in 1999 related to this agreement. Further, if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,448 shares of Common Stock for a total purchase price of $4.0 million in cash. The proceeds from the sale of these shares will be primarily used to fund the clinical development of daptomycin and development of its VITA functional genomics technology.

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

                          CUBIST PHARMACEUTICALS, INC.

G. FINANCINGS (CONTINUED)

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

                          CUBIST PHARMACEUTICALS, INC.

H. STOCKHOLDERS' EQUITY (CONTINUED)
    Cubist has accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. The aggregate principal amount of this note at December 31, 1999 is $506,250 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note has an annual interest rate of 4% and falls due on September 25, 2002. The note will be forgiven in three equal annual installments, contingent upon the Senior Vice President's continued employment, until September 2002.

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

    Cubist adopted the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation costs for Cubist's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, Cubist's net loss and loss per share for the years

                          CUBIST PHARMACEUTICALS, INC.

I. STOCK OPTIONS (CONTINUED)
ended December 31, 1997, 1998 and 1999 would have been increased to the pro forma amounts indicated below:

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

                          CUBIST PHARMACEUTICALS, INC.

I. STOCK OPTIONS (CONTINUED)
    A summary of the status of Cubist's stock option plan as of December 31, 1997, 1998 and 1999, and changes during each of the years then ended, is presented below:


                                                    1997                   1998                    1999
                                            --------------------   ---------------------   ---------------------
                                                         WAEP*                   WAEP*                   WAEP*
                                             NUMBER    PER SHARE    NUMBER     PER SHARE    NUMBER     PER SHARE
                                            --------   ---------   ---------   ---------   ---------   ---------
Balance at January 1......................  500,760      $1.93       802,468     $4.69     1,519,094     $3.44

Granted...................................  438,614       7.06       999,845      3.58       874,582      5.73
Exercised.................................  (56,591)      2.06        (2,576)     1.61      (140,420)     2.94
Canceled..................................  (80,315)      2.29      (280,643)     7.17      (274,723)     3.67
                                            -------      -----     ---------     -----     ---------     -----
Balance at December 31....................  802,468      $4.69     1,519,094     $3.44     1,978,533     $4.45
                                            =======      =====     =========     =====     =========     =====
Options exercisable at December 31........  191,911      $2.73       366,039     $3.07       642,698     $3.57
Weighted average grant-date fair value of
  options granted during the year:
  Exercise price equals grant date stock
    fair value............................         $5.41                   $2.42                   $3.72
  Exercise price less than grant date
    stock fair value......................       --                       --                       $7.94


------------------------

*   Weighted-average exercise price

                          CUBIST PHARMACEUTICALS, INC.

I. STOCK OPTIONS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1999:


                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             -------------------------------------------------   ------------------------------
RANGE OF                       NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES              OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------              -----------   ----------------   ----------------   -----------   ----------------
$.007--$1.96...............     248,355        5.5 years           $ 1.60          224,429          $1.56
$2.25--$5.00...............   1,054,337        9.0 years             3.24          197,618           3.06
$5.25--$7.00...............     419,659        7.9 years             5.69          201,911           5.73
$8.00- $11.625.............     256,182        9.6 years            10.20           18,740           9.74
                              ---------        ---------           ------          -------          -----
                              1,978,533        8.4 years           $ 4.45          642,698          $3.57
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

                          CUBIST PHARMACEUTICALS, INC.

J. LEASE COMMITMENTS (CONTINUED)
Cubist intends to purchase all of the leased equipment at a price to be negotiated at lease end. Future lease payments for non-cancelable leases for the respective years ended December 31 are as follows:

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

                          CUBIST PHARMACEUTICALS, INC.

K. TERM LOAN (CONTINUED)
    At December 31, 1999, payments of principal and interest on existing debt were due as follows:

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

    Cubist instituted an employee stock purchase plan in 1998, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The plan allows participants to purchase Cubist common stock, after a pre-determined six-month period, through payroll deductions at a price 15% less than the lower of

                          CUBIST PHARMACEUTICALS, INC.

L. EMPLOYEE BENEFITS (CONTINUED)
the closing price for the beginning or ending date of the purchase period. The plan allows for the issuance of 250,000 shares of common stock to eligible employees. During 1998 and 1999, Cubist issued 6,341 and 11,615 shares of common stock, respectively, pursuant to this plan.

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

                          CUBIST PHARMACEUTICALS, INC.

M. INCOME TAXES (CONTINUED)
    Ownership changes resulting from the issuance of capital stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based on Cubist's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

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


                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                                                    ------------------------
                                                           ANNUAL COMPENSATION      RESTRICTED   SECURITIES
NAME AND                                                -------------------------     STOCK      UNDERLYING        ALL OTHER
PRINCIPAL POSITION                             YEAR     SALARY($)(1)     BONUS($)   AWARDS($)    OPTIONS(#)    COMPENSATION($)(2)
------------------                           --------   ------------     --------   ----------   -----------   ------------------
Scott M. Rocklage, Ph.D.(3)................    1999       $284,100       $185,000    $              85,000          $ 8,858
Chairman of the Board, Chief Executive         1998       $258,923       $63,500     $    --       175,000          $ 8,076
Officer and President                          1997       $225,000       $90,000     $    --        35,000          $27,154

Francis P. Tally, M.D......................    1999       $233,263       $34,040     $              41,500          $16,067
Executive Vice President;                      1998       $220,000       $40,000     $    --        65,398          $ 9,258
Scientific Affairs                             1997       $220,000       $11,000     $    --            --          $ 9,308

Thomas A. Shea, M.B.A......................    1999       $134,221       $    --     $              25,500          $ 5,763
Vice President Finance & Admin.                1998       $111,807       $    --     $    --        44,500          $ 1,000
Chief Financial Officer, Treasurer             1997       $ 89,587       $    --     $    --            --          $ 1,050

Dennis D. Keith, Ph.D......................    1999       $167,723       $15,000     $              15,000          $ 7,901
Vice President;                                1998       $160,000       $    --     $    --        35,000          $ 1,000
Drug Discovery                                 1997       $ 27,692(4)    $    --     $    --        75,000          $   110

Frederick B. Oleson, Jr., D.Sc.............    1999       $150,096       $28,400     $              40,000          $ 7,002
Vice President;                                1998       $140,000       $    --     $    --        35,000          $   500
Drug Development                               1997       $ 17,231(5)    $    --     $    --        55,000          $    83


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


                                            NUMBER OF      PERCENT
                                           SECURITIES      OF TOTAL
                                           UNDERLYING      OPTIONS
                                             OPTIONS      GRANTED TO    EXERCISE                GRANT DATE
                                             GRANTED     EMPLOYEES IN   OR BASE    EXPIRATION    PRESENT
NAME                                       (SHARES)(1)   FISCAL 1999     PRICE        DATE       VALUE(2)
----                                       -----------   ------------   --------   ----------   ----------
Scott M. Rocklage, Ph.D..................    60,000           6.9%       3.813      01/01/09     $167,934
                                             25,000           2.9%       4.375      01/01/09       69,973
Thomas A. Shea...........................    25,500           2.9%       3.813      01/01/09       71,316
Francis P. Tally, MD.....................    41,500           4.7%       3.813      01/01/09      116,154
Dennis D. Keith, Ph.D....................    15,000           1.7%       3.813      01/01/09       41,984
Frederick B. Oleson, Jr., D.Sc...........    40,000           4.6%       3.813      01/01/09      111,868


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


                                                                         NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                            OPTIONS HELD AT            IN-THE MONEY OPTIONS
                                                                           DECEMBER 31, 1999           DECEMBER 31, 1999(1)
                                         SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME                                       ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                     ---------------   --------   -----------   -------------   -----------   -------------
Scott M. Rocklage, Ph. D...............      14,285        $107,387     169,937        221,101      $2,760,153     $3,486,563
Thomas A. Shea.........................          --              --      41,355         52,460         683,915        821,777
Francis P. Tally, M.D..................          --              --      29,356         77,787         447,931      1,217,655
Dennis D. Keith, Ph. D.................          --              --      49,062         75,938         650,169      1,089,676
Frederick B. Olseson, Jr., D. Sc.......          --              --      43,750         86,250         648,163      1,328,858


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

                                                                       NUMBER OF SHARES
                                                                      BENEFICIALLY OWNED
                                                              ----------------------------------      PERCENTAGE OF
                                                              OUTSTANDING   RIGHT TO     TOTAL     SHARES BENEFICIALLY
NAME AND ADDRESS                                                SHARES      ACQUIRE     NUMBER            OWNED
----------------                                              -----------   --------   ---------   -------------------
Sofinov Societe Financiere D'Innovation Inc.................   1,029,823    1,113,862  2,143,685            8.8%
  1981 Avenue McGill College
  7e etage
  Montreal, Quebec H3A 3C7
ENTITIES AFFILIATED WITH
Hambrecht & Quist Capital Management Incorporated...........   1,287,171    333,334    1,620,505            6.8
  50 Rowes Wharf
  Boston, MA 02110
New York Life Insurance Company.............................     888,888    444,444    1,333,332            5.6
  51 Madison Avenue
  New York, NY 10010
Scott M. Rocklage, Ph.D.....................................     208,908    220,991      429,899            1.8
Francis P. Tally, M.D.......................................     102,857     44,296      147,153              *
Alan D. Watson, Ph.D., M.B.A................................      52,000     15,937       67,937              *
Thomas A. Shea, M.B.A.......................................       7,142     38,424       45,566              *
Michael F. DeBruin, M.D.....................................          --      9,375        9,375              *
Dennis D. Keith, Ph.D.......................................      22,116     64,999       87,115              *
Frederick B. Oleson, Jr., D.Sc..............................          --     60,312       60,312              *
George H. Shimer, Jr., Ph.D.................................          --      4,687        4,687              *
Thomas J. Slater............................................          --     17,500       17,500              *
John K. Clarke..............................................          --      9,174        9,174              *
Paul R. Schimmel, Ph.D......................................     295,713     26,316      322,029              *
Barry Bloom, Ph.D...........................................       7,142     16,316       23,458              *
David W. Martin, Jr., M.D...................................          --      5,900        5,900              *
Trudie Resch................................................          --      2,750        2,750              *
Walter Maupay...............................................       6,000      2,750        8,750              *
John Zabriskie, Ph.D........................................       4,000      2,750        6,750              *
All directors and executive officers as a group (16
  persons)..................................................     705,878    542,476    1,248,354            5.2

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

 *10.41  Second Amendment to Amended and Restated 1993 Stock Option
         Plan

 *10.42  Third Amendment to Amended and Restated 1993 Stock Option
         Plan

 *10.43 Stock Pledge Agreement dated as of September 25, 1999 by and between Alan D. Watson and the Company

 *10.44  Letter Agreement dated September 25, 1999 between Alan D.
         Watson and the Company

 *10.45 Secured Promissory Note dated as of September 25, 1999 by and between Alan D. Watson and the Company

  23.1   Consent of PricewaterhouseCoopers LLP

 *27     Financial Data Schedule


------------------------

Unless otherwise indicated, all of the above-listed Exhibits are incorporated by reference from the Company's filing indicated.

+ Confidential Treatment granted: Omitted portions filed separately with the Commission.


* Previously filed with the Company's Form 10-K filed with the Commission on March 10, 2000.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       CUBIST PHARMACEUTICALS, INC.

Dated: March 20, 2000                                  By:  /s/ THOMAS A. SHEA
                                                            -----------------------------------------
                                                            Thomas A. Shea
                                                            Treasurer (Chief Financial Officer)