Form 10-K/A
period 1999-12-31
CUBIST PHARMACEUTICALS INC
filed 2000-04-03
CIK 912183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                  AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

ITEM 2. DESCRIPTION OF PROPERTY


    We are headquartered at 24 Emily Street in Cambridge, Massachusetts, where we lease approximately 24,000 square feet of commercial space pursuant to a term lease that expires in September 2003, subject to a 5-year renewal option. We have leased an additional 11,000 square feet of commercial space at 125 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2003. These facilities are adequate for our current requirements.


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


                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Year Ended December 31, 1998:
  First Quarter.............................................   $ 5.75     $ 4.25
  Second Quarter............................................   $ 5.69     $ 4.50
  Third Quarter.............................................   $ 4.69     $ 2.03
  Fourth Quarter............................................   $ 3.81     $ 2.00

Year Ended December 31, 1999:
  First Quarter.............................................   $ 4.87     $ 2.68
  Second Quarter............................................   $ 4.87     $ 2.87
  Third Quarter.............................................   $11.12     $ 2.93
  Fourth Quarter............................................   $21.50     $ 7.37

Year Ended December 31, 2000:
  First Quarter.............................................   $71.50     $16.25


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

    Percentage of beneficial ownership is based on 23,485,940 shares outstanding as of March 3, 2000.



                                                                      NUMBER OF SHARES
                                                                     BENEFICIALLY OWNED
                                                             -----------------------------------      PERCENTAGE OF
                                                             OUTSTANDING   RIGHT TO      TOTAL     SHARES BENEFICIALLY
NAME AND ADDRESS                                               SHARES       ACQUIRE     NUMBER            OWNED
----------------                                             -----------   ---------   ---------   -------------------
Sofinov Societe Financiere D'Innovation Inc................   1,029,823    1,113,424   2,143,247            8.7%
  1981 Avenue McGill College
  7e etage
  Montreal, Quebec H3A 3C7
ENTITIES AFFILIATED WITH
Hambrecht & Quist Capital Management Incorporated..........   1,113,005      333,334   1,446,339            6.1
  50 Rowes Wharf
  Boston, MA 02110
Scott M. Rocklage, Ph.D....................................     208,908      220,991     429,899            1.8
Francis P. Tally, M.D......................................     102,857       44,296     147,153              *
Alan D. Watson, Ph.D., M.B.A...............................      52,000       15,937      67,937              *
Thomas A. Shea, M.B.A......................................       7,142       38,424      45,566              *
Michael F. DeBruin, M.D....................................          --        9,375       9,375              *
Dennis D. Keith, Ph.D......................................      22,116       64,999      87,115              *
Frederick B. Oleson, Jr., D.Sc.............................          --       60,312      60,312              *
George H. Shimer, Jr., Ph.D................................          --        4,687       4,687              *
Thomas J. Slater...........................................          --       17,500      17,500              *
John K. Clarke.............................................          --        9,130       9,130              *
Paul R. Schimmel, Ph.D.....................................     295,713       26,272     321,985              *
Barry Bloom, Ph.D..........................................       7,142       16,272      23,414              *
David W. Martin, Jr., M.D..................................          --        5,856       5,856              *
Trudie Resch...............................................          --        2,312       2,312              *
Walter Maupay..............................................       6,000        2,312       8,312              *
John Zabriskie, Ph.D.......................................       4,000        2,312       6,312              *
All directors and executive officers as a group (16
  persons).................................................     705,878      540,987   1,246,865            5.2


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


                                                       CUBIST PHARMACEUTICALS, INC.

Dated: April 3, 2000                                   By:  /s/ THOMAS A. SHEA
                                                            -----------------------------------------
                                                            Thomas A. Shea
                                                            Treasurer (Chief Financial Officer)