Form 10-Q
period 2000-03-31
CUBIST PHARMACEUTICALS INC
filed 2000-05-12
CIK 912183

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

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

         As of May 11, 2000, there were 26,653,970 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

ITEM                                                                                                           PAGE
NUMBER                                                                                                         NUMBER
------                                                                                                         ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of March 31, 2000
                      and December 31, 1999...............................................................        3

                      Condensed Statements of Operations for the three months ended
                      March 31, 2000 and 1999..........................................................           4

                      Condensed Statements of Cash Flows for the three months ended
                      March 31, 2000 and 1999.............................................................        5

                      Notes to the Unaudited Condensed Financial Statements...............................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations............................................................        8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..............................       11


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................       11

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

                  SIGNATURE...............................................................................       13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2000           1999
                                                                            -------------    ------------
                                                                                 (unaudited)

                                  ASSETS
Current Assets:
     Cash and cash equivalents ..........................................   $  42,428,639    $ 11,570,960
     Short-term investments .............................................      14,038,773      14,580,515
     Accounts receivable
                                                                                   87,431          87,431
     Prepaid expenses and other current assets ..........................       1,385,826         339,081
                                                                            -------------    ------------
     Total current assets ...............................................      57,940,669      26,577,987
Property and equipment ..................................................       9,367,438       8,437,830
     Less:  Accumulated depreciation and amortization ...................      (5,330,955)     (4,990,943)
                                                                            -------------    ------------
     Property and equipment, net ........................................       4,036,483       3,446,887
Long-term investments ...................................................      15,000,604            --
Other assets ............................................................         934,653         179,287
                                                                            -------------    ------------
              Total assets ..............................................   $  77,912,409    $ 30,204,161
                                                                            =============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...................................................   $   1,605,247    $  1,299,139
     Accrued expenses ...................................................       2,487,768       1,303,012
     Current portion of long-term debt ..................................         379,796         394,939
     Current portion of capital lease obligations .......................         557,057         535,073
                                                                            -------------    ------------
              Total current liabilities .................................       5,029,868       3,532,163
Long-term debt, net of current portion ..................................         818,546         759,782
Long-term capital lease obligation, net of current portion ..............         594,855         758,821
                                                                            -------------    ------------
              Total liabilities .........................................       6,443,269       5,050,766
                                                                            -------------    ------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value; authorized: 25,000,000 shares;
     23,543,385 and 20,523,358 shares issued and outstanding as of March
     31, 2000 and December 31, 1999, respectively .......................          23,543          20,524
Additional paid-in capital ..............................................     131,818,229      77,767,268
Accumulated deficit .....................................................     (60,372,632)    (52,634,397)
                                                                            -------------    ------------
              Total stockholders' equity ................................      71,469,140      25,153,395
                                                                            -------------    ------------

              Total liabilities and stockholders' equity ................   $  77,912,409    $ 30,204,161
                                                                            =============    ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                OF THE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------

                                                         2000             1999
                                                         ----             ----

Sponsored research revenues ......................   $    824,794    $    604,375

Operating expenses:
   Research and development ......................      8,100,394       4,226,732
   General and administrative ....................      1,288,110         979,703
                                                     ------------    ------------
     Total operating expenses ....................      9,388,504       5,206,435

Interest income ..................................        900,509         234,587
Interest expense .................................        (75,034)        (70,930)
                                                     ------------    ------------

Net loss .........................................   $ (7,738,235)   ($ 4,438,403)
                                                     ============    ============

Basic and diluted net loss per common share ......   $      (0.34)   $      (0.26)
                                                     ============    ============
Weighted average number of common shares for basic
   and diluted net loss per common share .........     22,732,372      17,175,161
                                                     ============    ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                OF THE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ------------------------------
                                                           2000          1999
                                                           ----          ----
Cash flows used for operating activities:
   Net loss ........................................   $ (7,738,235)   $(4,438,403)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization .................        340,012        314,183
     Common stock issued for technology milestone ..           --          250,000
      Changes in assets and liabilities:
          Accounts receivable ......................           --         (354,375)
          Prepaid expenses and other current assets      (1,046,745)       (59,525)
           Other assets ............................       (755,366)        15,488
          Accounts payable and accrued expenses ....      1,490,864        638,264
                                                       ------------    -----------
            Total adjustments ......................         28,765        804,035
                                                       ------------    -----------
Net cash used for operating activities .............     (7,709,470)    (3,634,368)

Cash flows from (for) investing activities:
   Purchase of equipment ...........................       (353,499)       (85,115)
   Leasehold improvements ..........................       (576,109)       (28,255)
   Purchase of short-term investments ..............     (7,857,440)      (251,438)
   Maturities of short-term investments ............      8,399,182      2,553,974
   Purchase of long-term investments ...............    (15,000,604)          --
                                                       ------------    -----------
Net cash provided by (used for) investing activities    (15,388,470)     2,189,166
                                                       ------------    -----------

Cash flows for (from) financing activities:
   Issuance of stock, net ..........................     54,053,980      3,933,600
   Proceeds from notes receivable ..................           --           10,000
   Proceeds from debt financing ....................        167,686           --
   Repayment of debt ...............................       (124,065)       (20,192)
   Proceeds from capital lease financing ...........           --             --
   Principal payments of capital lease obligations .       (141,982)      (165,091)
                                                       ------------    -----------
Net cash provided by financing activities ..........     53,955,619      3,758,317
                                                       ------------    -----------

Net increase in cash and cash equivalents ..........     30,857,679      2,313,115

Cash and cash equivalents, beginning of period .....     11,570,960      6,463,688
                                                       ============    ===========

Cash and cash equivalents, end of period ...........   $ 42,428,639    $ 8,776,803
                                                       ============    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ..........   $     75,034    $    70,930

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

B.   ACCOUNTING POLICIES

     BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These unaudited condensed financial statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with Cubist's audited financial statements and related footnotes for the year ended December 31, 1999 which are included in Cubist's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 10, 2000 and further amended on Form 10-K/A on March 21 and April 3, 2000.

     NET LOSS PER COMMON SHARE

         Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At March 31, 2000 and 1999 options to purchase 2,491,512 (702,445 shares of which are subject to shareholder approval at the next annual meeting of shareholders on May 16, 2000), and 1,790,571 shares of common stock, respectively, and warrants for 2,214,841, and 3,119,402 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

C.  MANUFACTURING AGREEMENT

             In January 2000, Cubist entered into a memorandum of understanding with DSM Fine Chemicals B.V. pursuant to which DSM has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes, a copy of which is filed as an exhibit to this Form 10-Q. Under the terms of the memorandum of understanding, DSM is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards, and Cubist will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for up to $5.9 million of the costs to be incurred by DSM in connection with the preparation, testing and validation of its manufacturing facility. In February 2000, we reimbursed $750,000 of these costs to DSM. In addition, Cubist has agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. The maximum amount of milestone payments that Cubist may be required to make to DSM is $1.6 million. We have accrued $320,000 of these estimated milestone payments during this quarter. Upon completion of the preparation of DSM's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

D.  EQUITY FINANCING

             On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less estimated financing costs of $3,039,000) by issuing 2,200,000 shares of common stock at $25.00 per share. Cubist filed a registration statement to register the resale of the 2,200,000 shares of common stock issued in this financing. Cubist plans to use the proceeds of the private placement to fund its clinical trials of Cidecin(TM) (daptomycin for injection), its lipopeptide drug discovery program and the development of its proprietary genomic target validation and assay development VITA functional genomics technology.

E.       SUBSEQUENT EVENT

             On April 3, 2000, Cubist completed a secondary public offering and raised aproximately $82.5 million (less estimated financing costs of $5,037,500) by issuing 2,500,000 shares of Common Stock at a price of $33.00. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at a price of $33.00 to cover over-allotments, raising an additional $12.4 million (less estimated financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin, its lipopeptide drug discovery program, the continued development of its proprietary genomic target validation and assay development VITA(TM) functional genomics and ChemInformaticS technologies and for general corporate and working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (i) THE COMPANY'S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES AND COMMERCIALIZATION, (ii) THE COMPANY'S ABILITY TO OBTAIN REQUIRED GOVERNMANTAL APPROVALS, (iii) THE COMPANY'S ABILITY TO ATTRACT AND/OR MAINTAIN MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS,(iv) THE COMPANY'S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS, AND (v) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

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

           In recent years we have enhanced our drug discovery and development programs and funded a portion of our capital requirements, by entering into collaborative agreements with pharmaceutical and biotechnology companies. We have entered into collaborative agreements based specifically on our aminoacyl-tRNA synthetase program with Merck and Bristol-Myers Squibb, and a collaborative agreement with Novartis based on our VITA(TM) functional genomics technology. Under these collaborative agreements, we have received sponsored research payments and, if drug development milestones are achieved, we are entitled to milestone payments. In addition, we will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations. We have received all of the sponsored research payments that we were entitled to under our collaborative agreements with Merck and Bristol-Meyers Squibb, although Merck and Bristol-Myers Squibb are still required to make milestone payments and pay royalties to us for any drug developed and commercialized from these collaborations.

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

         On November 7, 1997, we entered into a license agreement with Eli Lilly and Company, pursuant to which we acquired exclusive worldwide rights to develop, manufacture and market Cidecin(TM) (daptomycin for injection). IN exchange for such license, we paid to Eli Lilly an upfront license fee in cash, and if drug development milestones are achieved, have agreed to pay milestone payments in cash or by issuing shares of our common stock to Eli Lilly. In addition, we will be required to pay royalties to Eli Lilly on worldwide sales of Cidecin. On February 19, 1999, we issued to Eli Lilly 56,948 shares of our common stock as a milestone payment which was due upon commencement of Phase III clinical trials of Cidecin. The value of the common stock issued was $250,000 and was recorded as research and development expense.

        In January 2000, we entered into a memorandum of understanding with DSM Fine Chemicals B.V. pursuant to which DSM has agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the memorandum of understanding, DSM is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards, and we will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for up to $5.9 million of the costs to be incurred by DSM in connection with the preparation, testing and validation of its manufacturing facility. In February 2000, we reimbursed $750,000 of these costs to DSM. In addition, we have agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. The maximum amount of milestone payments that we may be required to make to DSM is $1.6 million. We have accrued $320,000 of these estimated milestone payments during this quarter. Upon completion of the preparation of DSM's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five year period beginning in 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUES. Total revenues in the three months ended March 31, 2000 were $825,000 compared to $604,000 in the three months ended March 31, 1999, an increase of $221,000 or 36.6%. The revenue earned in the three months ended March 31, 2000 consisted of $506,000 in research support funding from the Novartis collaboration and $319,000 in funding from SBIR grants. The revenue earned in the three months ended March 31, 1999 consisted of $354,000 in research support funding from the Novartis collaboration and $250,000 in research support funding from the Bristol-Myers Squibb collaboration. The increase was due to revenues associated with the Novartis collaboration and funding from SBIR grants offset by research support funding received in 1999 from the Bristol-Myers Squibb collaboration.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended March 31, 2000 were $8,100,000 compared to $4,227,000 in the three months ended March 31, 1999, an increase of $3,873,000 or 91.6%. The increase was largely due to increased clinical trial and manufacturing costs related to Cidecin development and the additional personnel and purchases required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended March 31, 2000 were $1,288,000 compared to $980,000 in the three months ended March 31, 1999, an increase of $308,000 or 31.4%. The increase was largely due to increased costs related to personnel and increased legal and recruiting expenses.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended March 31, 2000 was $901,000 compared to $235,000 in three months ended March 31, 1999, an increase of $666,000 or 283.4%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Interest expense in the three months ended March 31, 2000 was $75,000 as compared to $71,000 during the three months ended March 31, 1999.

         NET LOSS. The net loss during the three months ended March 31, 2000 was $7,738,000 compared to $4,438,000 during the three months ended March 31, 1999, an increase of $3,300,000 or 74.4%. The increase was primarily due to additional expenses incurred associated with the development of Cidecin.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalent and investments balance at March 31, 2000 was $71,468,000 compared to $26,151,000 at December 31, 1999.

         Since inception through March 31, 2000, we have invested an aggregate of $9,367,000 (of which $930,000 was invested during the three months then ended) in property and equipment, primarily in leasehold improvements and laboratory equipment under capital leases. The obligations under capital leases at March 31, 2000 were $1,152,000. Minimum annual principal payments due under capital leases total $686,000 in 2000. Principal payments are scheduled to decline each year thereafter until expiration in 2002. We made principal payments under our capital lease obligations of $165,000 in the three months ended on March 31, 2000. We expect our capital expenditures to be approximately $1,100,000 for the remainder of 2000 consisting primarily of facility expansion and laboratory and other equipment purchases.

         On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less estimated financing costs of $3,039,000) by issuing 2,200,000 shares of common stock at $25.00 per share. We have filed a registration statement to register the resale of the 2,200,000 shares of our common stock issued in this financing.

          During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (8.25% at March 31, 2000). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At March 31, 2000, borrowings outstanding totaled $1,198,342.

         On April 3, 2000, Cubist completed a secondary public offering and raised aproximately $82.5 million (less estimated financing costs of $5,037,500) by issuing 2,500,000 shares of Common Stock at a price of $33.00. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at a price of $33.00 to cover over-allotments, raising an additional $12.4 million (less estimated financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin(TM) (daptomycin for injection), its lipopeptide drug discovery program, the continued development of its proprietary genomic target validation and assay development VITA(TM) functional genomics and ChemInformatics technologies and for general corporate and working capital purposes.

         We believe that the additional funds from the sale of shares in the recent public offering, together with our existing cash resources and our existing capital resources, interest income and future revenues due under our collaborative agreements, will be sufficient to fund our operating expenses and capital requirements as currently planned through at least March 31, 2001. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A which is effective no later than June 30, 2000 with retroactive application back to January 1, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We will adopt SAB 101 effective in the second quarter of 2000 and are presently determining the effect it will have on our financial statements, but management does not believe the effect will be material.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         On April 3, 2000, Cubist completed a secondary public offering and raised aproximately $82.5 million (less estimated financing costs of $5,037,500) by issuing 2,500,000 shares of Common Stock at a price of $33.00. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at a price of $33.00 to cover over-allotments, raising an additional $12.4 million (less estimated financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin(TM) (daptomycin for injection), its lipopeptide drug discovery program, thE continued development of its proprietary genomic target validation and assay development VITA(TM) functionaL genomics and ChemInformatics technologies and for general corporate and working capital purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 - Memorandum of Understanding dated January 26, 2000 between Cubist and DSM Fine Chemicals Netherlands B.V.

                  27 -- Financial Data Schedule

                  -------------


         (b)      Reports on Form 8-K

                  A Report on Form 8-K was filed by Cubist on March 7, 2000, announcing the presentation of Phase II Daptomycin Data at the 4th Decennial International Conference on Nosocomial and Healthcare-Associated Infections.

                  A Report on Form 8-K was filed by Cubist on March 9, 2000, describing an amendment to Cubist's Rights Agreement.

                  A Report on Form 8-K was filed by Cubist on March 9, 2000, announcing the appointment of Scott M. Rocklage, Ph.D., President and Chief Executive of the Registrant, to the position of Chairman of the Board of Directors.

                  A Report on Form 8-K was filed by Cubist on March 14, 2000, announcing the filing of a Registration Statement with the Securities and Exchange Commission in connection with its proposed public offering of 2,500,000 shares of Common Stock.

                                    SIGNATURE

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                CUBIST PHARMACEUTICALS, INC.

         May 12, 2000          By: /s/ Thomas A. Shea
                                   ---------------------------------------
                                         Thomas A. Shea,
                                         Chief Financial Officer
                                         (AUTHORIZED OFFICER AND PRINCIPAL
                                         FINANCE AND ACCOUNTING OFFICER)