Form 10-Q
period 2000-06-30
CUBIST PHARMACEUTICALS INC
filed 2000-08-14
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF ___ 1934 FOR THE PERIOD ENDED JUNE 30, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 0-21379


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

          As of August 11, 2000, there were 27,133,152 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

 ITEM                                                                                            PAGE
NUMBER                                                                                          NUMBER
------                                                                                          ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of June 30, 2000
                      and December 31, 1999.................................................      3

                      Condensed Statements of Operations for the three months
                      ended June 30, 2000 and 1999 and for the six months ended
                      June 30, 2000 and 1999................................................      4

                      Condensed Statements of Cash Flows for the six months ended
                      June 30, 2000 and 1999................................................      5

                      Notes to the Unaudited Condensed Financial Statements.................      6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................      8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk................     12


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds.................................     12

     Item 6.      Exhibits and Reports on Form 8-K..........................................     12

                  SIGNATURE.................................................................     13

                         PART I -- FINANCIAL INFORMATION



ITEM 1.     CONDENSED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                                JUNE 30, 2000        DECEMBER 31,
                                                                                                         1999
                                                                               -----------------    ----------------
                                  ASSETS
Current Assets:
     Cash and cash equivalents.........................................           $ 84,038,089         $11,570,960
     Short-term investments............................................              4,128,233          14,580,515
     Accounts receivable ..............................................                     --              87,431
     Prepaid expenses and other current assets.........................              1,267,378             339,081
                                                                               -----------------    ----------------
     Total current assets..............................................             89,433,700          26,577,987
Property and equipment ................................................             10,095,257           8,437,830
     Less:  Accumulated depreciation and amortization..................             (5,663,906)         (4,990,943)
                                                                               -----------------    ----------------
     Property and equipment, net ......................................              4,431,351           3,446,887
Long-term investments..................................................             66,573,484                  --
Other assets ..........................................................                934,653             179,287
                                                                               -----------------    ----------------
              Total assets.............................................           $161,373,188         $30,204,161
                                                                               =================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..................................................               $930,234         $ 1,299,139
     Accrued expenses..................................................              4,235,529           1,303,012
     Current portion of long-term debt.................................                435,688             394,939
     Current portion of capital lease obligations .....................                573,648             535,073
                                                                               -----------------    ----------------
              Total current liabilities  ..............................              6,175,099           3,532,163
Long-term debt, net of current portion.................................              1,064,735             759,782
Long-term capital lease obligation, net of current portion.............                425,793             758,821
                                                                               -----------------    ----------------
              Total liabilities........................................              7,665,627           5,050,766
                                                                               -----------------    ----------------

Commitments

Stockholders' Equity:
Common Stock - $.001 par value; authorized: 50,000,000 shares;
     27,111,292 and 20,523,358 shares issued and outstanding as of June
     30, 2000 and December 31, 1999, respectively......................                 27,112              20,524
Additional paid-in capital.............................................            221,476,724          77,767,268
Accumulated deficit  ..................................................            (67,796,275)        (52,634,397)
                                                                               -----------------    ----------------
              Total stockholders' equity...............................            153,707,561          25,153,395
                                                                               -----------------    ----------------

              Total liabilities and stockholders' equity...............           $161,373,188          $30,204,161
                                                                               =================    ================


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
                        CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                    -----------------------------------------  -----------------------------------
                                                         2000                 1999                  2000                 1999
                                                         ----                 ----                  ----                 ----
                                                   -----------------    ------------------    -----------------    ----------------
Sponsored research revenues                              $608,954             $862,500            $1,433,747           $1,466,875

Operating expenses:
         Research and development.............          8,758,115            4,699,640            16,859,057            8,926,372
         General and administrative...........          1,643,956              974,658             2,932,260            1,954,361
                                                   -----------------    ------------------    -----------------    ----------------
             Total operating expenses.........         10,402,071            5,674,298            19,791,317           10,880,733


Interest income...............................          2,441,483              239,609             3,341,992              474,195
Interest expense..............................            (71,266)             (89,897)             (146,300)            (160,827)
                                                   -----------------    ------------------    -----------------    ----------------

Net loss......................................        ($7,422,900)         ($4,662,086)         ($15,161,878)         ($9,100,490)
                                                   =================    ==================    =================    ================

Basic and diluted net loss per common
share.........................................             ($0.28)              ($0.27)               ($0.62)              ($0.52)
                                                   =================    ==================    =================    =================
Weighted  average  number of common shares for
basic and diluted net loss per common
share....................................              26,524,193           17,548,337            24,628,282           17,362,780
                                                   =================    ==================    =================    =================


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
                        CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                           ----------------------------------------
                                                                                 2000                  1999
                                                                                 ----                  ----
Cash flows used for operating activities:
   Net loss......................................................            $(15,161,878)          $(9,100,490)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization...............................                 888,820               632,116
     Common stock issued for technology milestone................                      --               250,000
     Cashless exercise  of warrants..............................                      --                17,496
      Changes in assets and liabilities:
          Accounts receivable....................................                  87,431               (50,018)
          Prepaid expenses and other current assets..............                (928,297)             (389,301)
           Other assets..........................................                (755,366)               16,437
          Accounts payable and accrued expenses..................               2,563,612             1,028,499
                                                                           -----------------     -----------------
            Total adjustments....................................               1,856,200             1,505,229
                                                                           -----------------     -----------------
Net cash used for operating activities...........................             (13,305,678)           (7,595,261)

Cash flows from (for) investing activities:
   Purchase of equipment.........................................                (638,396)             (250,658)
   Leasehold improvements........................................              (1,019,031)              (31,448)
   Purchase of short-term investments...........................               (7,857,440)             (754,638)
   Maturities of short-term investments..........................              18,309,722             6,105,904
   Purchase of long-term investments.............................             (66,573,484)                   --
                                                                           -----------------     -----------------
Net cash provided by (used for) investing activities.............             (57,778,629)            5,069,160
                                                                           -----------------     -----------------

Cash flows from financing activities:
   Issuance of common stock, net.................................             143,500,187             4,059,939
   Proceeds from notes receivable................................                      --                10,000
   Proceeds from debt financing .................................                 578,690               787,500
   Repayment of debt.............................................                (232,988)              (41,066)
   Principal payments of capital lease obligations...............                (294,453)             (330,258)
                                                                           -----------------     -----------------
Net cash provided by financing activities........................             143,551,436             4,486,115
                                                                           -----------------     -----------------

Net increase in cash and cash equivalents........................              72,467,129             1,960,014

Cash and cash equivalents, beginning of period...................              11,570,960             6,463,688
                                                                           -----------------     -----------------

Cash and cash equivalents, end of period.........................             $84,038,089            $8,423,702
                                                                           =================     =================

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest........................                $146,300              $160,827


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

     NET LOSS PER COMMON SHARE
         Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At June 30, 2000 and 1999 options to purchase 2,585,371 and 1,697,209 shares of common stock, respectively, and warrants for 1,566,588, and 3,071,345 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

C.  VENDOR AGREEMENTS

         In April 2000, Cubist entered into a development and supply agreement with Abbott Laboratories (Abbott) pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. A copy of the agreement is filed as an exhibit to this Form 10-Q. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application (NDA) for daptomycin. Cubist has made payments totaling $325,000 to date. Upon approval by the FDA for the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five year period beginning in 2001.

         In June 2000, Cubist entered into a services agreement with Gist-brocades Holding A.G. (DSM), an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Copies of both agreements are filed as an exhibit to this Form 10-Q. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua in connection with the preparation, testing and validation of its manufacturing facility. In February 2000, Cubist reimbursed $750,000 of these costs to DSM Capua. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. Cubist has accrued a portion of these estimated milestone payments during this quarter. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

D.   FINANCINGS

         On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less financing costs of $3,214,500) by issuing 2,200,000 shares of common stock at $25.00 per share. Cubist filed a registration statement to register the resale of the 2,200,000 shares of common stock issued in this financing. Cubist plans to use the proceeds of the private placement to fund its clinical trials of Cidecin(TM) (daptomycin for injection), its lipopeptide drug discovery program and the development of its proprietary genomic target validation and assay development VITA functional genomics technology.

         On April 3, 2000, Cubist completed a secondary public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of common stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin(TM), its lipopeptide drug discovery program, the continued development of its proprietary genomic target validation and assay development VITA(TM) functional genomics and ChemInformatics technologies and for general corporate and working capital purposes.

E.       SUBSEQUENT EVENT

         On August 8, 2000, Cubist and TerraGen Discovery Inc. jointly announced the signing of a definitive agreement for Cubist to acquire TerraGen, a privately held company with operations in Vancouver, Canada and Slough, England. With the acquisition, Cubist will enhance both its antimicrobial drug discovery platform and product development engine and will obtain TerraGen's proprietary technologies and expertise in the area of small molecule drug discovery from natural products.

         Under the terms of the agreement, which both boards of directors have unanimously approved, Cubist will acquire all of TerraGen's outstanding shares in a stock-for-stock merger that is intended to be accounted for under a pooling-of-interest treatment. Upon completion of the transaction, Cubist will issue approximately $29 million worth of stock, or approximately 608,000 shares, which is 2.1 % of its post-transaction, outstanding primary share count. Completion of the acquisition is subject to review under the Hart-Scott-Rodino Antitrust Improvement Act, to a vote of TerraGen's shareholders and to other customary closing conditions. Cubist has already received agreements for affirmative votes from 75% of TerraGen shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) THE COMPANY'S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES AND COMMERCIALIZATION, (II) THE COMPANY'S ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, (III) THE COMPANY'S ABILITY TO ATTRACT AND/OR MAINTAIN MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS,(IV) THE COMPANY'S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS, AND (V) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.


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

         On November 7, 1997, we entered into a license agreement with Eli Lilly and Company, pursuant to which we acquired exclusive worldwide rights to develop, manufacture and market Cidecin(TM) (daptomycin for injection). In exchange for such license, we paid to Eli Lilly an upfront license fee in cash, and if drug development milestones are achieved, have agreed to pay milestone payments in cash or by issuing shares of our common stock to Eli Lilly. In addition, we will be required to pay royalties to Eli Lilly on worldwide sales of Cidecin(TM). On February 19, 1999, we issued to Eli Lilly 56,948 shares of our common stock as a milestone payment which was due upon commencement of Phase III clinical trials of Cidecin(TM). The value of the common stock issued was $250,000 and was recorded as research and development expense.

         In April 2000, Cubist entered into a development and supply agreement with Abbott Laboratories (Abbott) pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. A copy of the agreement is filed as an exhibit to this Form 10-Q. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application (NDA) for daptomycin. Cubist has made payments totaling $325,000 to date. Upon approval by the FDA for the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five year period beginning in 2001.

         In June 2000, Cubist entered into a services agreement with Gist-brocades Holding A.G. (DSM), an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Copies of both agreements are filed as an exhibit to this Form 10-Q. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua in connection with the preparation, testing and validation of its manufacturing facility. In February 2000, Cubist reimbursed $750,000 of these costs to DSM Capua. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. Cubist has accrued a portion of these estimated milestone payments during this quarter. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES. Total revenues in the three months ended June 30, 2000 were $609,000 compared to $863,000 in the three months ended June 30, 1999, a decrease of $254,000 or 29.4%. The revenue earned in the three months ended June 30, 2000 consisted of $563,000 in research support funding from the Novartis collaboration and $46,000 in funding from SBIR grants. The revenue earned in the three months ended June 30, 1999 consisted of $563,000 in research support funding from the Novartis collaboration, $250,000 in research support funding from the Bristol-Myers Squibb collaboration and $50,000 in funding from SBIR grants. The decrease of revenues was due to the termination of the Bristol-Myers Squibb collaboration in 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended June 30, 2000 were $8,758,000 compared to $4,700,000 in the three months ended June 30, 1999, an increase of $4,058,000 or 86.3%. The increase was largely due to increased clinical trial and manufacturing costs related to Cidecin(TM) development and the additional personnel and purchases required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended June 30, 2000 were $1,644,000 compared to $975,000 in the three months ended June 30, 1999, an increase of $669,000 or 68.6%. The increase was largely due to increased costs related to personnel and increased recruiting expenses.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended June 30, 2000 was $2,441,000 compared to $240,000 in three months ended June 30, 1999, an increase of $2,201,000 or 917.1%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Interest expense in the three months ended June 30, 2000 was $71,000 as compared to $90,000 during the three months ended June 30, 1999 due to decreased capital lease activity.

         NET LOSS. The net loss during the three months ended June 30, 2000 was $7,423,000 compared to $4,662,000 during the three months ended June 30, 1999, an increase of $2,761,000 or 59.2%. The increase was primarily due to additional expenses incurred associated with the development of Cidecin(TM).

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES. Total revenues in the six months ended June 30, 2000 were $1,434,000 compared to $1,467,000 in the six months ended June 30, 1999, a decrease of $33,000 or 2.2%. The revenue recognized in the six months ended June 30, 2000 consisted of $1,125,000 in research support payments from the Novartis collaboration; and $309,000 in SBIR grants. In the six months ended June 30, 1999, revenues consisted of $500,000 in research support payments from the Bristol-Myers Squibb collaboration, $917,000 from the Novartis collaborations and $50,000 in SBIR grants. The decrease of revenues was due to the termination of the Bristol-Myers Squibb collaboration in 1999 offset by funding from SBIR grants and revenues associated with the Novartis collaboration.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the six months ended June 30, 2000 were $16,859,000 compared to $8,926,000 in the six months ended June 30, 1999, an increase of $7,933,000 or 88.9%. The increase was largely due to increased costs related to the development of Cidecin(TM), and the additional personnel and purchases that are required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the six months ended June 30, 2000 were $2,932,000 compared to $1,954,000 in the six months ended June 30, 1999, an increase of $978,000 or 50.1%. The increase was primarily due to increased costs related to personnel and increased recruiting expenses.

         INTEREST INCOME AND EXPENSE. Interest income in the six months ended June 30, 2000 was $3,342,000 compared to $474,000 in the six months ended June 30, 1999, an increase of $2,868,000 or 605.1%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Interest expense in the six months ended June 30, 2000 was $146,000 as compared to $161,000 during the six months ended June 30, 1999 due to decreased capital lease activity.

         NET LOSS. The net loss during the six months ended June 30, 2000 was $15,162,000 compared to $9,100,000, an increase of $6,062,000 or 66.6%. The increase was primarily due to the additional expenses incurred to support the development of Cidecin(TM).

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalent and investments balance at June 30, 2000 was $154,740,000 compared to $26,151,000 at December 31, 1999.

         Since inception through June 30, 2000, we have invested an aggregate of $10,095,000 (of which $728,000 was invested during the three months then ended) in property and equipment, primarily in leasehold improvements and laboratory equipment under capital leases. The obligations under capital leases at June 30, 2000 were $999,000. Minimum annual payments due under capital leases total $686,000 in 2000. Principal payments are scheduled to decline each year thereafter until expiration in 2002. We made principal payments under our capital lease obligations of $294,000 in the six months ended on June 30, 2000. We expect our capital expenditures to be approximately $372,000 for the remainder of 2000 consisting primarily of laboratory and other equipment purchases.

         On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less financing costs of $3,214,500) by issuing 2,200,000 shares of common stock at $25.00 per share. We have filed a registration statement to register the resale of the 2,200,000 shares of our common stock issued in this financing.

          During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (9.23% at June 30, 2000). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At June 30, 2000, borrowings outstanding totaled $1,500,423.

         On April 3, 2000, Cubist completed a secondary public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of common stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin(TM), its lipopeptide drug discovery program, the continued development of its proprietary genomic target validation and assay development VITA(TM) functional genomics and ChemInformatics technologies and for general corporate and working capital purposes.

         We believe that the additional funds from the sale of shares in the recent public offering, together with our existing cash resources and our existing capital resources, interest income and future revenues due under our collaborative agreements, will be sufficient to fund our operating expenses and capital requirements as currently planned through at least March 31, 2002. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B which is effective no later than the quarter ended December 31, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We will adopt SAB 101 effective in the second quarter of 2000 and are presently determining the effect it will have on our financial statements, but management does not believe the effect will be material.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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




                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less financing costs of $3,214,500) by issuing 2,200,000 shares of common stock at $25.00 per share. We have filed a registration statement to register the resale of the 2,200,000 shares of our common stock issued in this financing.

         On April 3, 2000, Cubist completed a secondary public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of Common Stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less estimated financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin(TM) (daptomycin for injection), its lipopeptide drug discovery program, the continued development of its proprietary genomic target validation and assay development VITA(TM) functional genomics and ChemInformatics technologies and for general corporate and working capital purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                10.1 Manufacturing and Supply Agreement, entered into as of June 22, 2000, by and between Cubist and DSM Capua S.p.A.

                10.2 Services Agreement, entered into as of June 22, 2000, by and between Cubist and Gist- brocades Holding A.G.

                10.3 Development and Supply Agreement dated April 3, 2000, by and between Cubist and Abbott Laboratories.

                27 -- Financial Data Schedule
                -------------


         (b)    Reports on Form 8-K

                A report on Form 8-K was filed by Cubist on April 6, 2000, press release announcing that its public offering of 2,500,000 shares of Common Stock was priced at $33.00 per share.

                                    SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       CUBIST PHARMACEUTICALS, INC.


         August 14, 2000                By: /s/ THOMAS A SHEA
                                            --------------------------------
                                             Thomas A. Shea,
                                             Chief Financial Officer
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCE AND ACCOUNTING OFFICER)