Form 10-Q
period 2000-09-30
CUBIST PHARMACEUTICALS INC
filed 2000-11-14
CIK 912183

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

| |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-21379


                          CUBIST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)

                                   22-3192085
                                (I.R.S. Employer
                               Identification No.)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of November 13, 2000, there were 27,222,205 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

  Item                                                                                                           Page
 Number                                                                                                         Number
 ------                                                                                                         ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Unaudited Financial Statements

                      Condensed Balance Sheets as of September 30, 2000
                      and December 31, 1999...............................................................        3

                      Condensed Statements of Operations for the three months ended September 30,
                      2000 and 1999 and for the nine months ended September 30, 2000 and 1999.............        4

                      Condensed Statements of Cash Flows for the nine months ended
                      September 30, 2000 and 1999.........................................................        5

                      Notes to the Unaudited Condensed Financial Statements...............................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................        8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..............................       12


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................       12

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

                  SIGNATURE...............................................................................       13


                         PART I -- FINANCIAL INFORMATION



ITEM 1. CONDENSED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             2000                 1999
                                                                         -------------        -------------

                                  ASSETS
Current assets:
     Cash and cash equivalents ...................................       $  80,105,744        $  11,570,960
     Short-term investments ......................................                  --           14,580,515
     Accounts receivable .........................................             500,000
                                                                                                     87,431
     Prepaid expenses and other current assets ...................           1,911,629              339,081
                                                                         -------------        -------------
     Total current assets ........................................          82,517,373           26,577,987
Property and equipment ...........................................          44,910,097            8,437,830
     Less:  Accumulated depreciation and amortization ............          (6,067,727)          (4,990,943)
                                                                         -------------        -------------
     Property and equipment, net .................................          38,842,370            3,446,887
Long-term investments ............................................          72,286,408                   --
Other assets .....................................................           2,078,528              179,287
                                                                         -------------        -------------
              Total assets .......................................       $ 195,724,679        $  30,204,161
                                                                         =============        =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................       $   1,786,601        $   1,299,139
     Accrued expenses ............................................           4,551,638            1,303,012
     Current portion of long-term debt ...........................             744,148              394,939
     Current portion of capital lease obligations ................             545,482              535,073
                                                                         -------------        -------------
              Total current liabilities ..........................           7,627,869            3,532,163
Long-term debt, net of current portion ...........................          40,899,494              759,782
Long-term capital lease obligation, net of current portion .......             332,949              758,821
                                                                         -------------        -------------
              Total liabilities ..................................          48,860,312            5,050,766
                                                                         -------------        -------------

Commitments

Stockholders' equity:
Common stock - $.001 par value; authorized: 50,000,000 shares;
     27,201,331 and 20,523,358 shares issued and outstanding as of
     September 30, 2000 and December 31, 1999, respectively ......              27,201               20,524
Additional paid-in capital .......................................         222,642,592           77,767,268
Accumulated deficit ..............................................         (75,805,426)         (52,634,397)
                                                                         -------------        -------------
              Total stockholders' equity .........................         146,864,367           25,153,395
                                                                         -------------        -------------

              Total liabilities and stockholders' equity .........       $ 195,724,679        $  30,204,161
                                                                         =============        =============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                   UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                     -------------------------------         -------------------------------

                                                         2000                1999                2000                1999
                                                     ------------        ------------        ------------        ------------

Sponsored research revenues ..................       $  1,062,500        $  3,112,503        $  2,496,247        $  4,579,378

Operating expenses:
         Research and development ............          8,733,369           4,865,447          25,592,426          13,791,819
         General and administrative ..........          2,666,332             947,097           5,598,592           2,901,458
                                                     ------------        ------------        ------------        ------------
             Total operating expenses ........         11,399,701           5,812,544          31,191,018          16,693,277


Interest income ..............................          2,617,481             192,717           5,959,473             666,912
Interest expense .............................           (289,431)            (98,723)           (435,731)           (259,550)
                                                     ------------        ------------        ------------        ------------

Net loss .....................................       ($ 8,009,151)       ($ 2,606,047)       ($23,171,029)       ($11,706,537)
                                                     ============        ============        ============        ============

Basic and diluted net loss per common
share ........................................       ($      0.30)       ($      0.15)       ($      0.91)       ($      0.67)
                                                     ============        ============        ============        ============
Weighted  average  number of common shares
for basic and diluted net loss per
common share .................................         27,145,358          17,604,971          25,473,432          17,444,373
                                                     ============        ============        ============        ============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                   UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                              -------------------------------------
                                                                  2000                    1999
                                                                  ----                    ----
Cash flows used for operating activities:
   Net loss ........................................          $ (23,171,029)          $ (11,706,537)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization .................              1,628,351                 942,828
     Gain on the sale of equipment..................                 (8,600)                     --
     Common stock issued for technology milestone ..                     --                 250,000
     Cashless exercise of warrants .................                     --                  38,330
      Changes in assets and liabilities:
          Accounts receivable ......................               (412,569)                     --
          Prepaid expenses and other current assets              (1,312,100)               (755,016)
          Other assets ............................                (873,366)                 23,980
          Accounts payable and accrued expenses ....              3,736,088               1,751,785
                                                              -------------           -------------
            Total adjustments ......................              2,757,804               2,251,907
                                                              -------------           -------------
Net cash used for operating activities .............            (20,413,225)             (9,454,630)

Cash flows from (for) investing activities:
   Purchase of building and equipment ..............            (35,414,264)               (453,505)
   Proceeds from the sale of equipment..............                  8,600                      --
   Leasehold improvements ..........................             (1,058,003)                (85,350)
   Purchase of short-term investments ..............             (7,857,440)               (754,638)
   Maturities of short-term investments ............             22,437,955               8,940,222
   Purchase of long-term investments ...............            (72,286,408)                     --
                                                              -------------           -------------
Net cash provided by (used for) investing activities            (94,169,560)              7,646,729
                                                              -------------           -------------

Cash flows from financing activities:
   Issuance of common stock, net ...................            144,346,350               4,376,669
   Costs associated with issuance of convertible
     notes..........................................             (1,302,240)                     --
   Proceeds from notes receivable ..................                     --                  30,000
   Proceeds from debt financing ....................              6,830,832                 787,500
   Repayment of debt ...............................             33,658,089                 (62,571)
   Principal payments of capital lease obligations .               (415,463)               (482,692)
                                                              -------------           -------------
Net cash provided by financing activities ..........            183,117,569               4,648,906
                                                              -------------           -------------

Net increase in cash and cash equivalents ..........             68,534,784               2,841,005

Cash and cash equivalents, beginning of period .....             11,570,960               6,463,688
                                                              -------------           -------------

Cash and cash equivalents, end of period ...........          $  80,105,744           $   9,304,693
                                                              =============           =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ..........          $     435,730           $     259,550



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

   NET LOSS PER COMMON SHARE
     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At September 30, 2000 and 1999 options to purchase 2,760,447 and 2,051,841 shares of common stock, respectively, and warrants for 1,566,588, and 2,931,980 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

C. VENDOR AGREEMENTS

     In April 2000, Cubist entered into a development and supply agreement with Abbott Laboratories (Abbott) pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application (NDA) for daptomycin. Cubist has made payments totaling $325,000 to date. If the FDA approves the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five year period beginning in 2001.

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


E. TERRAGEN ACQUISITION

     On August 8, 2000, Cubist and TerraGen Discovery Inc. jointly announced the signing of a definitive agreement for Cubist to acquire TerraGen, a privately held company with operations in Vancouver, Canada and Slough, England. On September 22, 2000, the shareholders of TerraGen Discovery, Inc., a British Columbia corporation ("TerraGen"), approved the arrangement (the "Arrangement") under Section 252 of the Company Act (British Columbia) contemplated by the Acquisition Agreement (the "Acquisition Agreement") dated as of August 5, 2000 by and between Cubist Pharmaceuticals, Inc., a Delaware corporation ("Cubist"), C&T Acquisition Corporation, a British Columbia corporation ("C&T"), TerraGen and MDS Capital Corp., a company organized under the laws of the Province of Ontario, Canada, in its capacity as a representative of the shareholders of the TerraGen. The Arrangement became effective at 12:01 a.m. (British Columbia time) on October 23, 2000, and as a result, (i) each issued and outstanding common share of TerraGen (the "TerraGen Common Shares") was exchanged for 0.021323 shares of, at the option of the shareholder, Cubist common stock (the "Cubist Shares") or C&T stock (the "Exchangeable Shares") and (ii) each issued and outstanding preferred share of TerraGen (the "TerraGen Preferred Shares") was exchanged for 0.030386 shares of, at the option of the shareholder, Cubist Shares or Exchangeable Shares. All of the outstanding options, warrants and convertible debentures of TerraGen were converted into options, warrants or convertible debentures of Cubist. Cubist, through its wholly owned subsidiary C&T, became the beneficial owner of all of the outstanding TerraGen Common Shares and TerraGen Preferred Shares. Each Exchangeable Share (a) entitles its holder to dividends economically equivalent to dividends paid on the Cubist Shares, par value $0.001 per share, (b) is exchangeable for one Cubist share,
(c) will, pursuant to the Voting and Exchange Trust Agreement dated as of October 23, 2000 between Cubist, C&T and State Street Bank and Company, in which a share certificate of Cubist Shares, par value $0.001 per share, was deposited, carry the right to vote at meetings of the stockholders of Cubist and (d) entitles its holder to participate in any liquidation of Cubist on the same basis as holders of Cubist Shares. The number of Cubist Shares and Exchangeable Shares received by holders of TerraGen Common Shares and TerraGen Preferred Shares, which constitutes the consideration paid by Cubist to such holders of TerraGen Common Shares and TerraGen Preferred Shares, in connection with the Arrangement was determined by negotiations between Cubist and TerraGen.

Under the terms of the acquisition, Cubist has acquired 100% of the shares of TerraGen in a stock-for-stock merger that is being accounted for under the pooling-of-interests method of accounting. Cubist has issued approximately 608,000 shares of common stock valued at approximately $29 million, which is 2.2% of its post-transaction outstanding primary shares.

F. ACQUISITION OF HEADQUARTERS BUILDING AND CONVERTIBLE DEBT

     On September 8, 2000, Cubist announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. Cubist believes this should increase its operating efficiencies to better meet its corporate goals and objectives and plans to relocate to the facilities in the third quarter of 2001.

     To finance the purchase, Cubist issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted to Cubist common stock at $63.8625 per share which represents a premium to the market price determined at the time of commitment. Cubist retains the right to redeem these notes after three years.

G. RELATED PARTY TRANSACTIONS

     In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. The aggregate principal amount of this note at September 30, 2000 is $337,500 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note has an annual interest rate of 4% and falls due on September 25, 2002. The note will be forgiven in three equal annual installments, contingent upon the Senior Vice President's continued employment, until September 2002.

     On September 18, 2000, Cubist accepted a promissory note from the Chief Executive Officer. The aggregate principal amount of this note at September 30, 2000 is $250,000. This note has an annual interest rate of 6.15% and falls due March 31, 2002.

H. SUBSEQUENT EVENT

     On November 6, 2000, Cubist and Emisphere Technologies, Inc. announced a research and development collaboration to utilize Emisphere's oral drug delivery technology for Cubist's late-stage development product Cidecin(TM) (daptomycin for injection) and other lipopeptides. This agreement follows successful completion of proof-of-principle feasibility studies using Emisphere carrier molecules and daptomycin. Under the terms of the agreement, Emisphere could receive fees, research funding and milestone payments totaling $30 million should a product be successfully commercialized. Emisphere would also receive a royalty on sales of any product resulting from the collaboration, while Cubist would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.



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

     On February 3, 1999, we entered into a collaborative research and license agreement with Novartis Pharma AG to use our VITA functional genomics technology to validate and develop assays for antimicrobial targets and to identify new compounds for development as antimicrobial agents. In exchange for the license, Novartis is making research payments and, if scientific and development milestones are achieved, Novartis will make milestone payments to us. As of September 30, 2000 we earned a development milestone in the amount of $500,000 and recorded the full amount as revenue. In addition, Novartis will be required to pay royalties to us on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, Novartis purchased, and we issued to Novartis, 797,448 shares of our common stock for a total purchase price of $4.0 million in cash.

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

     In April 2000, we entered into a development and supply agreement with Abbott Laboratories (Abbott) pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application (NDA) for daptomycin. Cubist has made payments totaling $325,000 to date. If the FDA approves the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five year period beginning in 2001.

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

     On August 8, 2000, Cubist and TerraGen Discovery Inc. jointly announced the signing of a definitive agreement for Cubist to acquire TerraGen, a privately held company with operations in Vancouver, Canada and Slough, England. On September 22, 2000, the shareholders of TerraGen Discovery, Inc., a British Columbia corporation ("TerraGen"), approved the arrangement (the "Arrangement") under Section 252 of the Company Act (British Columbia) contemplated by the Acquisition Agreement (the "Acquisition Agreement") dated as of August 5, 2000 by and between Cubist Pharmaceuticals, Inc., a Delaware corporation ("Cubist"), C&T Acquisition Corporation, a British Columbia corporation ("C&T"), TerraGen and MDS Capital Corp., a company organized under the laws of the Province of Ontario, Canada, in its capacity as a representative of the shareholders of the TerraGen. The Arrangement became effective at 12:01 a.m. (British Columbia time) on October 23, 2000, and as a result, (i) each issued and outstanding common share of TerraGen (the "TerraGen Common Shares") was exchanged for 0.021323 shares of, at the option of the shareholder, Cubist common stock (the "Cubist Shares") or C&T stock (the "Exchangeable Shares") and (ii) each issued and outstanding preferred share of TerraGen (the "TerraGen Preferred Shares") was exchanged for
0.030386 shares of, at the option of the shareholder, Cubist Shares or Exchangeable Shares. All of the outstanding options, warrants and convertible debentures of TerraGen were converted into options, warrants or convertible debentures of Cubist. Cubist, through its wholly owned subsidiary C&T, became the beneficial owner of all of the outstanding TerraGen Common Shares and TerraGen Preferred Shares. Each Exchangeable Share (a) entitles its holder to dividends economically equivalent to dividends paid on the Cubist Shares, par value $0.001 per share, (b) is exchangeable for one Cubist share, (c) will, pursuant to the Voting and Exchange Trust Agreement dated as of October 23, 2000 between Cubist, C&T and State Street Bank and Company, in which a share certificate of Cubist Shares, par value $0.001 per share, was deposited, carry the right to vote at meetings of the stockholders of Cubist and (d) entitles its holder to participate in any liquidation of Cubist on the same basis as holders of Cubist Shares. The number of Cubist Shares and Exchangeable Shares received by holders of TerraGen Common Shares and TerraGen Preferred Shares, which constitutes the consideration paid by Cubist to such holders of TerraGen Common Shares and TerraGen Preferred Shares, in connection with the Arrangement was determined by negotiations between Cubist and TerraGen. Under the terms of the acquisition, Cubist has acquired 100% of the shares of TerraGen in a stock-for-stock merger that is being accounted for under the pooling-of-interests method of accounting. Cubist has issued approximately 608,000 shares of common stock valued at approximately $29 million, which is 2.2% of its post-transaction outstanding primary shares.

     On September 8, 2000, Cubist announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. Cubist believes this should increase its operating efficiencies to better meet its corporate goals and objectives and plans to relocate to the facilities in the third quarter of 2001.

     To finance the purchase, Cubist issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted to Cubist common stock at $63.8625 per share which represents a premium to the market price determined at the time of commitment. Cubist retains the right to redeem these notes after three years.



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUES. Total revenues in the three months ended September 30, 2000 were $1,063,000 compared to $3,113,000 in the three months ended September 30, 1999, a decrease of $2,050,000 or 65.9%. The revenue earned in the three months ended September 30, 2000 consisted of research support funding from the Novartis collaboration. The revenue earned in the three months ended September 30, 1999 consisted of $2,500,000 in research support funding from the Merck collaboration, $563,000 in research support funding from the Novartis collaboration, and $50,000 in funding from SBIR grants. The decrease was primarily due to decreased research support funding associated with the Merck collaboration.

     RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended September 30, 2000 were $8,733,000 compared to $4,865,000 in the three months ended September 30, 1999, an increase of $3,868,000 or 79.5%. The increase was largely due to increased clinical trial and clinical material manufacturing costs related to Cidecin(TM) development and the additional personnel and purchases required by such development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended September 30, 2000 were $2,666,000 compared to $947,000 in the three months ended September 30, 1999, an increase of $1,719,000 or 181.5%. The increase was largely due to increased costs related to personnel and recruiting expenses, and increased legal expenses which were expensed under pooling accounting treatment related to the acquisition of TerraGen.

     INTEREST INCOME AND EXPENSE. Interest income in the three months ended September 30, 2000 was $2,617,000 compared to $193,000 in three months ended September 30, 1999, an increase of $2,424,000 or 1256.0%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Interest expense in the three months ended September 30, 2000 was $289,000 as compared to $99,000 during the three months ended September 30, 1999 due to increased long-term debt.

     NET LOSS. The net loss during the three months ended September 30, 2000 was $8,009,000 compared to $2,606,000 during the three months ended September 30, 1999, an increase of $5,403,000 or 207.3%. The increase was primarily due to additional expenses incurred associated with the development of Cidecin(TM).

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUES. Total revenues in the nine months ended September 30, 2000 were $2,496,000 compared to $4,579,000 in the nine months ended September 30, 1999, a decrease of $2,083,000 or 45.5%. The revenue recognized in the nine months ended September 30, 2000 consisted of $2,188,000 in research support payments from the Novartis collaboration and $308,000 in SBIR grants. In the nine months ended September 30, 1999, revenues consisted of $2,500,000 in research support funding from the Merck collaboration, $1,479,000 from the Novartis collaborations, $500,000 in research support payments from the Bristol-Myers Squibb collaboration and $100,000 in SBIR grants. The decrease of revenues was due to the decrease of research support funding associated with the Merck and Bristol Myers Squibb collaborations, offset by increased funding from SBIR grants and revenues associated with the Novartis collaboration.

     RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the nine months ended September 30, 2000 were $25,592,000 compared to $13,792,000 in the nine months ended September 30, 1999, an increase of $11,800,000 or 85.6%. The increase was largely due to increased costs related to the development of Cidecin(TM), and the additional personnel and purchases that are required by such development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the nine months ended September 30, 2000 were $5,599,000 compared to $2,901,000 in the nine months ended September 30, 1999, an increase of $2,698,000 or 93.0%. The increase was primarily due to increased costs related to personnel and recruiting expenses, and increased legal expenses which were expensed under pooling accounting treatment related to the acquisition of TerraGen.

     INTEREST INCOME AND EXPENSE. Interest income in the nine months ended September 30, 2000 was $5,959,000 compared to $667,000 in the nine months ended September 30, 1999, an increase of $5,292,000 or 793.4%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Interest expense in the nine months ended September 30, 2000 was $436,000 as compared to $260,000 during the nine months ended September 30, 1999 due to increased long-term debt.

     NET LOSS. The net loss during the nine months ended September 30, 2000 was $23,171,000 compared to $11,707,000, an increase of $11,464,000 or 97.9%. The increase was primarily due to the additional expenses incurred to support the development of Cidecin(TM).

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalents and investments balance at September 30, 2000 was $152,392,000 compared to $26,151,000 at December 31, 1999.

     Since inception through September 30, 2000, we have invested an aggregate of $45,042,000 (of which $34,815,000 was invested during the three months then ended) in property and equipment, primarily in building, leasehold improvements and laboratory equipment under capital leases. The obligations under capital leases at September 30, 2000 were $878,000. Minimum annual payments due under capital leases total $166,000 in 2000. Principal payments are scheduled to decline each year thereafter until expiration in 2002. We made principal payments under our capital lease obligations of $415,000 in the nine months ended on September 30, 2000. We expect our capital expenditures to be approximately $285,000 for the remainder of 2000 consisting primarily of laboratory and other equipment purchases.

     On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less financing costs of $3,214,500) by issuing 2,200,000 shares of common stock at $25.00 per share. We have registered for the resale of the 2,200,000 shares of our common stock issued in this financing.

     During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (9.23% at September 30, 2000). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At September 30, 2000, borrowings outstanding totaled $2,643,642.

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

     On September 8, 2000, Cubist announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. Cubist believes this should increase its operating efficiencies to better meet its corporate goals and objectives and plans to relocate to the facilities in the third quarter of 2001.

     To finance the purchase, Cubist issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted to Cubist common stock at $63.8625 per share which represents a premium to the market price determined at the time of commitment. Cubist retains the right to redeem these notes after three years.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B which is effective no later than the quarter ended December 31, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We are presently determining the effect SAB 101 will have on our financial statements, but management does not believe the effect will be material.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.



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



                          PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less financing costs of $3,214,500) by issuing 2,200,000 shares of common stock at $25.00 per share. We have registered for the resale of the 2,200,000 shares of our common stock issued in this financing.

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

     On October 23, 2000, Cubist completed the acquisition of TerraGen Discovery, Inc. (see Part I, Item 2) in part by issuing 495,584 shares of common stock pursuant to the exemption from registration provided by 3(a)(10) of the Securities Act of 1933, as amended, and Regulation S.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 -- Financial Data Schedule
                __________


     (b)  Reports on Form 8-K

          A current report on Form 8-K was filed by Cubist on September 16, 2000 with respect to the purchase of new corporate headquarters, Lexington, Massachusetts.

          A current report on Form 8-K was filed on November 7, 2000 with respect to the acquisition of TerraGen Discovery, Inc.

                                    SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                               CUBIST PHARMACEUTICALS, INC.


         November 14, 2000           By:     /s/ THOMAS A SHEA
                                             -----------------
                                              Thomas A. Shea,
                                              Chief Financial Officer
                                              (AUTHORIZED OFFICER AND PRINCIPAL
                                              FINANCE AND ACCOUNTING OFFICER)