Form 10-K
period 2000-12-31
CUBIST PHARMACEUTICALS INC
filed 2001-04-02
CIK 912183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from: _________________ to _________________

                         Commission file number: 0-21379

                          CUBIST PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                          22-3192085
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      24 EMILY STREET, CAMBRIDGE, MA                            02139
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   ( ZIP CODE)

Registrant's telephone number,
including area code:                                        (617) 576-1999

Securities registered pursuant to
Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
      NONE                                               NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the registrant's common stock, $.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 28, 2001 was approximately $654,799,928, based on 26,932,091 shares held by such non-affiliates at the closing price of a share of Common Stock of $24.313 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 1,026,363 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 28, 2001 was 27,958,454.

                          CUBIST PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


ITEM                                                                            PAGE
                                     PART I
1.   Business                                                                      3
2.   Description of Property                                                      28
3.   Legal Proceedings                                                            29
4.   Submission of Matters to a Vote of Security Holders                          29

                                     PART II

5.   Market For Registrant's Common Stock and Related Stockholder Matters         29
6.   Selected Financial Data                                                      30
7.   Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                                   31
7A.  Quantitative and Qualitative Disclosures About Market Risk                   37
8.   Financial Statements and Supplementary Data                                  38
9.   Changes in and Disagreements With Accountants on Accounting And Financial
     Disclosure                                                                   63

                                    PART III

10.  Directors and Executive Officers of the Registrant                           63
11.  Executive Compensation                                                       63
12.  Security Ownership of Certain Beneficial Owners Management                   63
13.  Certain Relationships and Related Transactions                               63

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     Signatures                                                                   63


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

     Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications. We have not independently verified all data and cannot assure you of the accuracy of the data we have included.

                                     PART I

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

     Cubist Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. Cidecin (daptomycin for injection), our lead product candidate and the first in a new class of antimicrobial drug candidates called lipopeptides, has demonstrated the unique ability IN VITRO to rapidly kill virtually all clinically significant Gram-positive bacteria, including those that have become resistant to current therapies. Multiple Phase III trials are currently underway examining the safety and efficacy of Cidecin in the treatment of complicated skin and soft tissue infection, community-acquired pneumonia and complicated urinary tract infection. An open-label Phase II trial using Cidecin for the treatment of bacteremia was recently completed and future trials are planned in the treatment of endocarditis and certain resistant infections. Assuming the successful completion of Phase III clinical trials, we plan to file with the United States Food and Drug Administration by mid-2002 a New Drug Application.

     We recently expanded our product pipeline by announcing the development of an oral formulation of daptomycin and by acquiring the worldwide rights to research, develop, manufacture and sell oral ceftriaxone, the first orally active version of Rocephin, the largest-selling intravenous antibiotic worldwide. Each of these programs is in the pre-clinical stage of development. In addition, our internal research and drug discovery activities are focused on the discovery of new drug candidates from the lipopeptide class, including a 'next generation' daptomycin, and entirely new classes of antimicrobial drug candidates, while we continue to be involved in multiple, strategic partnerships with other pharmaceutical companies, including Novartis Pharma AG and Merck & Co., for the discovery and development of novel antiinfectives.

     We utilize our VITA, ChemInformatics, NatGen, NatChem and BioDiversity technologies to identify additional novel compounds with a broad spectrum of activity against a variety of infections.

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

     According to The World Health Report, 1999, infectious diseases remained the leading cause of death worldwide. According to industry sources, in 1999 the global systemic antibiotic market was estimated to be valued at $25 billion and there were at least 13 branded antimicrobials with more than $300 million in annual sales worldwide. Emerging infections contribute substantially to the ongoing burden of infectious disease in the U.S. According to a 1994 CDC report, infectious diseases account for 25% of all visits to physicians each year, and antimicrobial agents are the second most frequently prescribed class of drugs. Over the past several years, there has been a rise in the incidence of infectious diseases caused by bacteria and fungi that have developed resistance to existing antimicrobial drugs. The increasing prevalence of drug-resistant bacterial and fungal pathogens has led to significantly higher mortality rates, prolonged hospitalizations, and higher health care costs from infectious disease.

     Antimicrobial drugs have, in many cases, proven highly successful in controlling the serious morbidity and mortality that accompany these infections. These drugs work by binding to specific targets in a bacterial or fungal pathogen, thereby inhibiting a cell function essential to the cell's survival. During the 1970's and the 1980's, many antimicrobials were developed and introduced into the market. Most of these antimicrobials were from existing antimicrobial classes such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems. Many of these antimicrobials proved to be effective in treating infectious diseases and pharmaceutical companies shifted their resources to other areas of drug discovery and development. As a result, only one new antimicrobial agent has been introduced from a new chemical class in the past 25 years.

     Over the past several years, there has been a rise in the incidence of serious and life-threatening infections caused by Gram-positive bacteria, particularly in hospitalized patients. Gram-positive and Gram-negative bacteria have fundamentally different cell surface characteristics. These cell surface characteristics greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site. The rising incidence of serious and life-threatening infections in hospitals is believed to be caused by the changing nature of the hospital patient population and by the emergence of bacteria and fungi that are resistant to existing antimicrobial drugs.

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

     Certain pathogens have developed resistance to all currently available drugs. Examples of such Gram-positive resistant pathogens include:

     o METHICILLIN RESISTANT STAPHYLOCOCCUS AUREUS, OR MRSA: STAPHYLOCOCCUS AUREUS is a common bacterial pathogen that causes serious and life-threatening infections, and routinely acquires characteristics of drug resistance, virulence and toxicity. MRSA strains can cause severe tissue damage to existing wounds and can cause bacteremia, both of which have a high mortality rate.

     o VANCOMYCIN RESISTANT ENTEROCOCCI, OR VRE: The emergence of VRE strains in the 1990's has led to infections for which only very limited commercially available therapy exists. Hospital-based VRE has continued to rapidly rise in the United States, resulting in increased mortality rates.

     o    GLYCOPEPTIDE INTERMEDIATELY SUSCEPTIBLE STAPHYLOCOCCUS AUREUS, OR
          GISA: The first reports of STAPHYLOCOCCUS AUREUS infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in a wide geographical area throughout Japan and North America and have recently emerged in Europe. The medical community expects that fully drug-resistant STAPHYLOCOCCUS AUREUS strains will emerge from GISA as additional resistance to vancomycin develops.

SHORTCOMINGS OF CURRENT THERAPIES

     Current therapies do not provide adequate treatment for some serious and life-threatening infections for the following reasons:

     o Some existing antimicrobial drugs do not kill the pathogens that cause the infection but merely inhibit their growth (called bacteriostatic agents) thereby allowing the immune system to destroy the pathogen. Bacteriostatic drugs are less effective in immunocompromised patients than antimicrobial drugs that kill the pathogens (called bactericidal agents) because their weakened immune systems cannot rid their bodies of the pathogens.

     o Many antimicrobials are effective against some serious and life-threatening infections but not others. This may be because the antimicrobial drug is not active against a particular type of pathogen or because a strain of this pathogen has developed resistance to the antimicrobial drug. Many of the serious and life-threatening infections occur in hospital patients whose immune systems are compromised. These infections are complicated and may be caused by more than one kind of pathogen. In addition, since these infections are life threatening, physicians treating these patients cannot wait for the test results necessary to identify the exact nature of the pathogen or pathogens causing the infection.

     o Some pathogens have become resistant to all antimicrobials and there are no available antimicrobial drugs to effectively treat the infections caused by these drug-resistant pathogens. Vancomycin is the current treatment of choice for patients that have serious and life-threatening infections that have failed to respond to all other antimicrobials. However, it has been widely reported in recent years that several strains of enterococci have developed resistance to vancomycin. Currently, there are limited commercially available therapeutic alternatives to treat these strains of VRE.

     o Many existing antimicrobial drugs used to treat serious and life-threatening infections are difficult or inconvenient to administer. Most of these antimicrobial drugs must be administered multiple times a day in order to be effective, are not well tolerated by patients or require lengthy infusion times when administered in a single daily dose. Moreover, intravenous administration of some of these antimicrobial drugs does not occur through the veins in the arm but through catheters in the central venous system. The difficulty or inconvenience of administration of these drugs make them less attractive choices for home therapy or other therapy outside the hospital. Existing antimicrobial drugs may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, inflammation and swelling at the site of injection and headaches. Some of these side effects may be significant enough to require that therapy be discontinued.

          OUR BUSINESS STRATEGY

     Our objective is to be a worldwide leader in the research, development and commercialization of new antimicrobial drugs to combat serious and life-threatening Gram-positive bacterial and fungal infections, including those caused by drug-resistant pathogens. The principal elements of our strategy to achieve this objective include the following:

     DEVELOP AND COMMERCIALIZE CIDECIN. We are developing Cidecin (daptomycin for injection) to treat serious and life-threatening bacterial infections, including those caused by drug-resistant pathogens. Assuming the successful completion of Phase III human clinical trials, we intend to file a new drug application with the FDA by mid-2002. We have the exclusive right to develop, manufacture and market Cidecin and are evaluating strategies for its worldwide commercialization.

     DEVELOP PRE-CLINICAL CANDIDATES. As a result of corporate development efforts in 2000, we now have two drug candidates in pre-clinical development: an oral formulation of daptomycin and an oral formulation of ceftriaxone, the first orally active version of Rocephin, the largest-selling intravenous antibiotic worldwide. If the pre-clinical studies planned throughout 2001 are successful, we anticipate filing Investigational New Drug Applications, or IND's, with the FDA and beginning human clinical trials on oral ceftriaxone and oral daptomycin in 2002.

     LICENSE NEW DRUGS AND NEW DRUG CANDIDATES. Our internal expertise allows us to recognize viable licensing opportunities and to save time and money in successfully developing antimicrobials by capitalizing on research initially conducted and funded by others. We intend to continue to review and acquire compounds with promising characteristics as antimicrobial drug candidates.

     DISCOVER AND DEVELOP NEW ANTIMICROBIAL DRUGS. We focus our research and drug discovery activities on identifying new classes of antimicrobial drugs and on developing one or more antimicrobial drugs from each of these new classes. We believe that antimicrobial drugs from new classes will be effective against drug-resistant bacterial and fungal pathogens because these pathogens have not had an opportunity to develop resistance specific to these drugs. We have a research and development effort underway focused on a new class of antimicrobials called lipopeptides. Daptomycin is a member of the lipopeptide class and, as a result of our work with daptomycin, we have developed expertise in the chemistry and biology of lipopeptides. Our proprietary lipopeptide program is focused on identifying new lipopeptide antimicrobial compounds for the treatment of a broad spectrum of serious and life-threatening bacterial infections.

     UTILIZE OUR VITA FUNCTIONAL GENOMICS, NATURAL PRODUCTS AND CHEMINFORMATICS TECHNOLOGIES TO ACCELERATE THE DISCOVERY OF ANTIMICROBIAL DRUGS. We utilize our VITA, Natural Products and ChemInformatics technologies in our internal research programs to identify novel compounds with a broad spectrum of activity against life-threatening infectious organisms including resistant strains such as MRSA and VRE. Our technologies attempt to accelerate the generation of leads for medicinal chemistry programs resulting in faster development of antimicrobial drugs and lower costs by efficiently using resources throughout the drug discovery process.

     LICENSE OUR VITA FUNCTIONAL GENOMICS AND OTHER TECHNOLOGIES TO PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES. We plan to continue to generate revenues by licensing our VITA functional genomics, our natural products and other technologies as drug discovery platforms.

DEVELOPMENT PIPELINE

I. CIDECIN (DAPTOMYCIN FOR INJECTION)

     OVERVIEW. Daptomycin is the first member of a new class of antimicrobial drugs called lipopeptides. Under laboratory conditions, or IN VITRO, daptomycin rapidly kills virtually all clinically significant Gram-positive bacteria, including the resistant strains of VRE, MRSA and GISA. The Gram-positive bacteria targeted by daptomycin cause serious infections, including endocarditis or infection of the valves of the heart, osteomyelitis or infection of bone or bone marrow, complicated skin and soft tissue infections, bacteremia, complicated urinary tract infections and pneumoniae. In November 1997, we licensed from Eli Lilly & Company the exclusive rights to manufacture and market daptomycin. We are currently evaluating the efficacy and safety of an intravenous version of daptomycin, which we have branded as "Cidecin", in a clinical program with Phase I, Phase II and Phase III trials currently underway.

     CIDECIN ADVANTAGES. We believe that Cidecin could provide the following key benefits:

     o ACTIVE AGAINST GRAM-POSITIVE BACTERIA. Cidecin is effective IN VITRO against virtually all clinically significant Gram-positive bacteria, including VRE, MRSA and GISA. We believe that Cidecin's broad spectrum of IN VITRO activity could give it a clinical therapeutic advantage in treating serious and life-threatening infections because Cidecin could be used to treat these infections regardless of which Gram-positive bacterium is causing the infection.

     o RAPIDLY KILLS BACTERIA (BACTERICIDAL). Cidecin rapidly kills virtually all clinically significant Gram-positive bacteria IN VITRO. We believe this could give Cidecin a clinical therapeutic advantage in treating serious and life-threatening infections, particularly in patients that have compromised immune systems, as compared to other drugs that do not kill the bacteria but rather only inhibit their growth and rely on the immune system to destroy the bacteria. Use of the growth-inhibiting rather than bacteria-killing drugs to treat serious and life-threatening infections is riskier because, even if the growth-inhibiting drug works, it is possible that the immune system will not be able to destroy the bacteria causing the infection.

     o EFFECTIVE AGAINST DRUG-RESISTANT BACTERIA. Studies have shown that Cidecin is effective IN VITRO against drug-resistant bacteria, including VRE and GISA. Vancomycin, a glycopeptide, we believe could become the treatment of choice for patients that have serious Gram-positive infections that have failed to respond to all other drugs. Recently, however, several strains of enterococci have developed resistance to vancomycin and strains of STAPHYLOCOCCUS AUREUS have become intermediately susceptible to vancomycin. Currently, there are limited therapeutic alternatives to treat VRE and GISA strains. We believe that Cidecin will become the therapy of choice to treat infections caused by drug-resistant Gram-positive bacteria.

     o EASE OF ADMINISTRATION. In our current clinical trials, Cidecin is administered in a single daily dose, intravenously, over approximately 30 minutes. Cidecin should have an advantage over several other antimicrobial drugs that require administration in multiple doses each day, that take longer than 30 minutes to administer or that are administered through a central venous catheter located in parts of the body other than the arm.

     CIDECIN CLINICAL DATA. In the late 1980's Eli Lilly conducted 19 Phase I safety trials and 2 Phase II efficacy and dosing trials of intravenous daptomycin for the treatment of skin and soft tissue infections and bacteremia. A total of 352 patients participated in these trials.

     On the basis of daptomycin's IN VITRO activity against clinically significant bacteria, its bacteria-killing mode of action and its promising profile in the Eli Lilly Phase I and Phase II trials, we began further clinical evaluation of intravenous daptomycin. In December 1998, we filed an IND with the FDA and began Phase II and Phase III trials in February 1999 in order to evaluate the safety and efficacy of intravenous daptomycin in patients with complicated skin and soft tissue infections and in patients with bacteremia.

     On March 5, 2000, we presented the results from two dose-ranging Phase II open-label trials at the CDC's conference on Nocosomial and Healthcare-Associated Infections. The objective of these Phase II trials was to investigate dose selection based on clinical efficacy and safety. The first trial was focused on patients diagnosed with bacteremia. The second trial was focused on patients who had failed or were unable to tolerate other therapies for the treatment of serious Gram-positive infections, including bacteremia, complicated skin and soft tissue, complicated urinary tract infection, intra-abdominal infection and pneumonia, which we call the RRC study. The Phase II trial data combined for both studies included 56 patients and showed that Cidecin administered once-a-day at 4 mg/kg had a 91% clinical success rate. In addition, Cidecin administered once-a-day at 4 mg/kg demonstrated an 86% clinical success rate in the subset of patients infected with a vancomycin-resistant pathogen or who were refractory or intolerant to vancomycin. Cidecin also had a safety profile similar to standard therapies.

     On May 31, 2000, additional data were presented from the two ongoing Phase II open-label trials at the European Congress of Clinical Microbiology and Infectious Diseases. The combined data included 101 enrolled patients. At a dose of 4 mg/kg in a once-daily regimen, Cidecin had an overall clinical success rate of 92% in the modified intent-to-treat population and 100% on the clinically evaluable patients. In terms of microbiologic eradication, Cidecin demonstrated a 75% success rate in the modified intent-to-treat population and a 93% success rate in microbiologically evaluable patients. Notably, the data show that in the RRC study, Cidecin demonstrated a clinical success rate of 86%. As a result of the data collected thus far, a dose of 4 mg/kg was chosen for all Phase III pivotal trials.

     On September 18, 2000, further data were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy combining the data from the 4 mg/kg once-daily dosing regimens in the bacteremia and RRC studies completed to date. Cidecin had an overall clinical success rate of 93% in the modified intent-to-treat population and 100% on the clinically evaluable patients. In terms of microbiologic eradication, Cidecin demonstrated a 75% success rate in the modified intent-to-treat population and a 100% success rate in microbiologically evaluable patients. Comparable vancomycin data in the bacteremia trial demonstrated a 64% clinical success rate in the modified intent-to-treat population. These additional data presented were consistent with the data announced earlier in the year.

     Also at the Interscience Conference on Antimicrobial Agents and Chemotherapy, results were announced from a Cidecin Phase I dose escalation study intended to assess the safety, tolerability and pharmacokinetics of Cidecin given once a day at increasing doses. In the study, volunteers received once-daily doses of Cidecin at 4 mg/kg, 6 mg/kg or 8 mg/kg for up to 14 days. The results of the study showed that no serious adverse events occurred in any patients at any of the doses studied.

     On March 14, 2001, we announced preliminary results from our first, pivotal Phase III trial examining the safety and efficacy of Cidecin in the treatment of complicated skin and soft tissue infection caused by Gram-positive bacteria. We were able to announce that the primary endpoint of demonstrating equivalency to comparator agents was achieved as per the protocol previously reviewed by the FDA. More detailed results from this study will be available after April 3, 2001, when the safety and efficacy data are expected to be presented at the European Congress of Clinical Microbiology and Infectious Diseases in Istanbul, Turkey.

     CIDECIN SAFETY PROFILE. In our clinical trials to date, observed side effects in patients treated with Cidecin have been comparable to those observed in patients treated with standard therapies.

     CIDECIN CLINICAL PLAN. The clinical plan for Cidecin is designed to enroll a sufficient number of patients necessary for the safety and efficacy analysis to obtain FDA approval. The following table shows our clinical studies currently completed, underway and planned.

                                                                          GEOGRAPHIC
INFECTION                      STATUS                  TIMING                SCOPE

Bacteremia                    Phase II           Completed in 4Q:00        U.S.

Resistant, Refractory         Phase II           Completed in 3Q:00        U.S.
or Contraindicated

Complicated Skin              Phase III          Completed in 1Q:01        International
and Soft Tissue Infection

Complicated Skin              Phase III          Commenced in 2Q:99        Worldwide
and Soft Tissue Infection

Community-Acquired            Phase III          Commenced in 1Q:01        Worldwide
Pneumonia (CAP 1)

Community Acquired            Phase III          Expected to Commence      Worldwide
Pneumonia (CAP 2)                                in 2Q:01

Complicated Urinary Tract     Phase III          Commenced in 4Q:00        Worldwide
Infection

Endocarditis                  Phase II/III       Expected to Commence      U.S.
                                                 in mid-2001

VRE Infection                 Phase III          Expected to Commence      U.S.
                                                 in mid-2001

     We are considering additional clinical trials designed to expand the indications and commercial opportunity for Cidecin to other clinical applications, including osteomyelitis.

II. ORAL CEFTRIAXONE

     In late November 2000, we announced that we had acquired worldwide rights to research, develop, manufacture and sell oral ceftriaxone from International Health Management Associates, Inc., a privately held company located in Illinois. The formulation is the first orally active version of the largest-selling intravenous (IV) antibiotic worldwide, Hoffmann-LaRoche's Rocephin, which had sales of over $1.2 billion in 1999. Terms of the acquisition were not disclosed.

     Gram-positive and Gram-negative bacteria are responsible for the majority of community-based infections, which include upper and lower respiratory tract infections (including otitis media, sinusitis, bronchitis and community-acquired pneumonia) and skin and soft tissue infections. These infections result in nearly 80 million treated patients annually in the United States.

     Intravenous ceftriaxone is a third-generation cephalosporin and has demonstrated a broad spectrum of bactericidal antimicrobial activity against Gram-positive and Gram-negative bacteria. To date, intravenous ceftriaxone has been primarily used to treat hospital in-patients due to the lack of an oral version. Nonetheless, intravenous ceftriaxone has been successfully and safely prescribed for over 15 years in both adults and children. If successfully developed, we believe that an oral formulation could greatly expand the utility and revenue potential of ceftriaxone through community-based prescribing. In addition, we believe oral ceftriaxone could also be used for the continuation of antibiotic therapy by converting intravenous therapy to oral therapy, otherwise known as step-down therapy. Step-down therapy provides multiple benefits, including convenience and cost savings, potential earlier hospital discharge, the reduction of associated healthcare costs and increased physician confidence in an optimal therapeutic outcome given that a discharged patient is receiving the same therapy that was taken intravenously in the hospital setting.

     Our oral formulation of ceftriaxone is currently in pre-clinical development. If pre-clinical studies proceed positively, we expect to file an IND to begin human clinical trials during the first half of 2002.

III. ORAL DAPTOMYCIN

     In November 2000, Cubist and Emisphere Technologies of Tarrytown, New York, announced a research agreement to develop an oral formulation of daptomycin. The agreement followed successful completion of proof-of-principle feasibility studies using Emisphere carrier molecules and daptomycin. At that time, we announced that we had been able to show that after oral administration, the degree to which oral daptomycin became available was sufficient to achieve efficacy in an infected rodent model.

     If successfully developed, oral daptomycin would enable Cubist to compete in the market for step-down therapy from IV to oral, should the IV formulation also receive FDA approval. The ability to treat infected patients with daptomycin on an outpatient basis could be an important contributor to a reduction in healthcare costs.

     Pre-clinical testing of oral daptomycin is ongoing. If development continues with positive results, we anticipate filing an IND to begin human clinical trials in the first half of 2002.

IV. LIPOPEPTIDE PROGRAM

     Daptomycin is the first member of a new class of chemical molecules called lipopeptides. With traditional classes of antimicrobials, such as the penicillins, multiple antimicrobial drugs have been developed. Therefore, we expect there will be additional clinically useful lipopeptides with the potential for commercialization. We are engaged in a comprehensive lipopeptide drug discovery and development program based on our expertise on the chemistry and biology of lipopeptides that we have acquired through our development work with daptomycin. We have initiated a research program focused on the design, synthesis and evaluation of new lipopeptides with improved properties over daptomycin including increased IN VITRO potency, particularly against the enterococcus, and with the ability to kill laboratory-developed daptomycin-resistant strains of bacteria. We have filed multiple patent applications on several different series of novel analogs. We expect to select a novel lipopeptide IND candidate by mid-2001.

OUR DRUG DISCOVERY PROGRAMS AND TECHNOLOGIES

     Our drug discovery technologies are an integral part of our mission to accelerate the discovery of novel antiinfectives. Through experience and acquisition, we have amassed a comprehensive portfolio of proprietary methods for both discovering novel pharmaceuticals and also validating novel antiinfective targets. Through our acquisition of TerraGen Discovery Inc. of Vancouver, British Columbia, we have increased our focus on the use of biodiversity as a means of natural product drug discovery, while also using traditional ChemInformatics techniques.

     Over 40% of the largest-selling pharmaceuticals on the market today are derived from naturally existing substances. In the area of antiinfectives, there are four natural products with annual sales over $1 billion--Augmentin, Zithromax, Biaxin and

Rocephin. The majority of these natural products have been derived from microorganisms called microbes that live in soil and other environments. As part of their daily existence, microbes produce substances--both proteins and small molecules--that are known to have a variety of functions, including signaling to other microbes and as defense mechanisms against other species. It is these substances that are of interest pharmaceutically, because they are already biologically active by definition.

     Due to previous technical limitations, only about 1% of existing microbes has been accessible to scientists for evaluation. However, this 1% is responsible for tens of billions of dollars in annual pharmaceutical sales. The technology we acquired from TerraGen Discovery enables the evaluation of the remaining 99% of microbes; an untapped pool of natural diversity that we hope will prove to be a rich source of pharmaceutical leads and products.

     We have developed and continue to implement novel technologies to accelerate the process of drug discovery. To discover new antimicrobials for clinical development, our discovery platform integrates the scientific disciplines and technologies required for target validation and assay development, high-throughput screening and medicinal chemistry.


     OUR PROPRIETARY NATURAL PRODUCTS DRUG DISCOVERY TECHNOLOGIES

     As a result of the acquisition by Cubist of TerraGen Discovery Inc, a privately held company headquartered in Vancouver, BC, Canada, in October 2000, we acquired multiple proprietary technologies in the area of natural products drug discovery. These technologies create a comprehensive portfolio of drug discovery technologies, that, when used in conjunction with sophisticated fermentation and extraction methods, quickly eliminate the bottlenecks that currently exist in the natural products drug discovery process. This technology portfolio includes natural products technologies including NatPure, NatChem, NatGen, and biosynthesis technologies, which encompass capabilities including chemical library generation, high-throughput screening and chemical analysis to generate purified, fully chemically characterized lead compounds with biological activity against specific therapeutic targets.


     o NAT PURE. The NatPure library contains semi-purified extracts derived from our NatChem and NatGen libraries. The advantage of this library arises from its ability to reduce the time required to advance from hit to identification of a lead structure. Extracts are selected for inclusion on the basis of chemical profile, biological activity and taxonomy.


     o NATCHEM. Our NatChem library comprises compound extracts from a unique collection of rare, diverse fungi and actinomycetes. Designed for maximum chemical diversity, a range of fermentation conditions are employed for each organism. The resource is continually evaluated and improved by replacing the most heavily screened extracts with new extracts derived from previously unexploited organisms. The library consists of 54,000 partially characterized extracts.


     o NATGEN. Our NatGen library is under continuous construction. Using proprietary technologies, large fragments of DNA that encode metabolic pathways from both uncultivable and cultivable organisms are cloned into surrogate hosts to generate recombinant strains producing novel secondary metabolites. These novel metabolites may result entirely from the randomly cloned metabolic pathway or by Combinatorial Biosynthesis, where interactions of the cloned metabolic pathway with the host's own metabolic pathways yield novel chemical compounds that are not found in Nature.

     o DIRECTED BIOSYNTHESIS. Using Directed Biosynthesis the metabolic pathway for a specific natural product is genetically modified to produce novel natural product analogs. This directed evolution of metabolic pathways also produces new chemical classes of compounds not found in Nature.

     OUR PROPRIETARY VITA FUNCTIONAL GENOMICS TECHNOLOGY

     Our Validation IN VIVO of Targets and Assays for Antiinfectives, or VITA, technology is a functional genomics tool that quickly generates biological information useful for identifying the most valuable drug discovery targets from clinically important pathogens such as STAPHYLOCOCCUS AUREUS. The technology allows validated targets to be rapidly enabled for high-throughput screening assays used for the identification of quality lead compounds for medicinal chemistry programs. VITA is broadly applicable to both validation IN VIVO and screening IN VITRO of drug discovery targets with diverse functions, including those targets that the scientific community has not previously been able to screen.

     An antimicrobial drug acts during an infection by binding to a specific target and inhibiting its function. Target inhibition leads to impaired pathogen growth or pathogen cell death; consequently the infected subject survives the infection. The method by which novel targets are validated using the VITA technology is analogous to how an antibiotic inhibits its target during an established infection. A target is validated if a causal link is established between the target and a cellular response important in a disease process. Utilizing VITA, a target is validated by initially identifying a peptide that specifically binds to the target and subsequently regulating the production of the peptide in the pathogen during an established infection in mice. If the target is essential for pathogen survival, production of the peptide will inhibit target function and prevent pathogen growth, and the mice will survive. If the inhibition of the target is not essential for pathogen survival, the pathogen will continue to thrive and the mice will die from the infection. The peptide used to specifically inhibit the target can then be used in a high-throughput screening assay to identify small molecule compounds. We have filed patent applications in connection with our VITA technology. In February 1999, we entered into a collaborative research and license agreement with Novartis in which we granted Novartis a non-exclusive license to the VITA technology. As of this filing, two novel, validated antiinfective targets and screening assays had been delivered to Novartis, triggering milestone payments to Cubist by Novartis.

     OUR PROPRIETARY CHEMINFORMATICS TECHNOLOGY

     To enhance our ability to use high-throughput screening and data from target-based assays, we have designed and implemented a discovery approach called ChemInformatics. Industry-wide experience has demonstrated that having high-throughput screening assays and large numbers of compounds to screen does not consistently yield lead compounds suitable for medicinal chemistry. This problem is especially acute in antimicrobials where, to be effective, lead compounds need to be active against multiple pathogen species and to have properties that permit pathogen cell-wall penetration. Our ChemInformatics approach bridges the gap between high-throughput screening and medicinal chemistry and serves as the drug discovery engine that fuels our medicinal chemistry programs. ChemInformatics integrates high-throughput screening, enzymology, combinatorial chemistry and computational chemistry to generate three-dimensional models that are predictive for biological activity. Using these models, many novel series of compounds can be designed to have the proper chemical properties to be antimicrobial agents. We are currently applying our ChemInformatics technology to a number of different target-based programs that utilize high-throughput screening. Our ChemInformatics technology has produced two classes of novel antimicrobial compounds that have been exclusively licensed to Merck.

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

     In natural products screening, our proprietary macrodroplet screening technology eliminates the need to ferment, extract and assay individual cultures. The technology is a miniaturized ultra high-throughput system that integrates library production and screening into one system. It can efficiently screen millions of recombinant strains annually against a broad panel of antibacterial and antifungal bioassays and can be adapted for different host organisms for a wide range of applications. The technology provides for the rapid determination of desired biological activities, temporal and spatial detection of secondary metabolite synthesis, easy recovery of active recombinant clones, application of mammalian cell-based assays, and further automation for clone detection and sorting.

     MEDICINAL CHEMISTRY

     Medicinal chemistry refers to an iterative process where lead series of compounds are optimized to yield new drug candidates. We have implemented systems that allow for the optimization of many series of compounds for any given target. In each compound series, we place an emphasis on extensively evaluating the profile of compounds including microbiological and IN VIVO properties. Our integrated chemistry and biology teams focus on the key parameters that need improvement for a series to advance to drug development. By utilizing many chemical series for each target, we increase the chances that these series will overcome the IN VIVO hurdles to pre-clinical development. To accelerate this process, we have put into place high-throughput systems for preparing, purifying and testing compounds.

OUR COLLABORATIVE AGREEMENTS

     We seek to enter into drug discovery and development collaboration agreements to discover, develop and commercialize novel antimicrobials. In addition to providing us with funding, our collaborations give us access to libraries of diverse compounds and to the clinical development, manufacturing and commercialization capabilities of the partners.

     NOVARTIS

     In February 1999 we announced the signing of a research and license collaboration agreement with Novartis Pharma to use our proprietary VITA technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. Novartis was granted a non-exclusive license to the VITA technology and exclusive licenses to specific targets, assays and compounds. Under certain circumstances, we will have co-exclusive rights with Novartis to particular targets and assays.

     Upon the signing of the collaboration, Novartis made an up-front, $4 million equity investment in us. The collaboration agreement contemplated that Novartis would provide us with research funding annually for three years, with an option to terminate at the end of two years. The total value of the collaboration to Cubist based on the equity investment, research funding and potential milestone payments could exceed $33 million, assuming that two products are ultimately developed. In addition, we will receive royalties on net sales of each product stemming from the collaboration.

     In October 2000, we announced the achievement of the first milestone in the collaboration with Novartis and received a payment of $500,000 for the delivery of a validated target and a high-throughput screening assay for antiinfective drug discovery. Shortly thereafter, as a result of the success of the collaboration, in November 2000, Novartis agreed to extend the collaboration to its full three years, or until February 2002. Then in January 2001, we announced the achievement of a second milestone in the collaboration through the delivery of another validated antiinfective target and high-throughput screening assay.

     Both parties are screening their respective compound libraries against the assays developed in the collaboration. Novartis will optimize any candidates and will conduct appropriate pre-clinical testing. The work conducted under the collaboration is reviewed by a management committee composed of representatives from both companies. Products resulting from this effort will be clinically developed and commercialized worldwide by Novartis.

     MERCK

     In June 1996, Merck and Cubist signed a partnership to discover novel antibiotics targeting specific aminoacyl-tRNA synthetase enzymes. These enzymes, which are required for protein synthesis, are essential for bacterial survival. In the first phase of the alliance, Cubist and Merck screened certain Merck chemical libraries to identify inhibitors of specific aminoacyl-tRNA synthetase targets. Merck paid an up-front technology license fee and provided research funding to us throughout the three years of the agreement.

     In October 1997, we announced the expansion of the alliance to include additional Cubist drug targets and Merck's natural products compound library. The expanded agreement added three Cubist synthetase targets, bringing the total to six, and expanded the screening libraries to include Merck's collection of natural extracts in addition to prototypical small molecules. Merck began paying additional research support beyond the original agreement.

     In May 1998, the agreement was again expanded to enable Merck to license Cubist compounds and data for inclusion in the collaborative research program. It was agreed that we could contribute compounds we had discovered independently in our internal drug discovery programs to the collaboration for further optimization and development. Cubist could also conduct medicinal chemistry and perform pre-clinical development of compounds active against bacterial pathogens utilizing Merck's proprietary database mining tools and compound collection.

     In August 1999, we received an undisclosed milestone payment from Merck for achieving a medicinal chemistry research milestone under the agreement. We also announced that we had exclusively licensed to Merck two chemical classes of novel, antiinfective compounds for a second undisclosed payment. The parties amended the existing agreement to incorporate these compounds into the collaboration.

     From that point on, Merck has conducted all of the medicinal chemistry efforts, with Cubist providing technical support. Merck is funding all of the research and clinical development efforts. Merck has exclusive, worldwide rights to manufacture and sell compounds resulting from the collaboration and will pay Cubist a royalty on drug sales if successfully developed.

     BIOTECHNOLOGY ALLIANCES

     To expand our access to novel small molecule libraries and other technologies for screening, target and drug discovery, we have formed and are currently engaged in alliances with biotechnology companies including Neurogen Corporation, Phylos, Cetek Corporation, Coelacanth Corporation and Xenogen Corporation.

PATENTS AND PROPRIETARY TECHNOLOGY

     We seek to protect our cloned targets, expressed proteins, assays, organic synthetic processes, lead compounds, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. We have 22 issued U.S. patents, 35 pending U.S. patent applications, 18 issued foreign patents and 56 pending foreign patent applications. We have licensed, from the Massachusetts Institute of Technology, three U.S. patents related to research technologies. We have licensed from Eli Lilly a portfolio of eight issued U.S. patents and 17 foreign patents related to the composition, manufacture, administration and use of daptomycin. In addition, Eli Lilly has agreed to assign to Cubist an additional two U.S. issued patents, 62 issued foreign patents and two pending foreign patent applications. This portfolio also covers the composition, manufacture and use of daptomycin. We have also filed a number of patent applications in our name relating to the composition, manufacture, administration and use of daptomycin and other lipopeptides. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

     Our commercial success will depend in part on not infringing patents or proprietary rights of others. We cannot be sure that we will be able to obtain a license to any third-party technology we may require to conduct our business or that if obtainable, such technology can be licensed at reasonable cost. Failure by us to obtain a license to technology that we may require to utilize our technologies or commercialize our products may have a material adverse effect on our business, operating results and financial condition. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect our trade secrets, know-how or other intellectual property rights, or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to us and diversion of our resources and could have a material adverse effect on our business, operating results and financial condition. We cannot be sure that any of our issued or licensed patents would ultimately be held valid and enforceable or that efforts to defend any of our patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could affect our commercial success, subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, which license may not be available, all of which could have a material adverse effect on our business, operating results and financial condition.

     Much of the know-how of importance to our technology and many of our processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. To protect our rights to and to maintain the confidentiality of trade secrets and proprietary information, we require employees, advisors, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These agreements prohibit the disclosure of confidential information to anyone outside our company and require disclosure and assignment to us of ideas, developments, discoveries and inventions made by employees, advisors, consultants and collaborators. We cannot be sure, however, that these agreements will not be breached or that our trade secrets or proprietary information will not otherwise become known or developed independently by others.

MANUFACTURING

     We currently engage ACS Dobfar of Italy to manufacture bulk clinical grade daptomycin drug substance for our clinical trials. We currently obtain our finished clinical grade vialed formulation of daptomycin from Abbott Laboratories (Hospital Products Division) and Cook Sterile Solutions, Inc.

     In April 2000, we entered into a development and supply agreement with Abbott Laboratories (Abbott) pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application, or an NDA, for daptomycin. If the FDA approves the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five year period beginning in 2002.

     In June 2000, Cubist entered into a services agreement with Gist-brocades Holding A.G. (DSM), an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua in connection with the preparation, testing and validation of its manufacturing facility. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. Cubist is accruing these milestone payments on a quarterly basis. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

     We have no experience in clinical or commercial scale manufacture of daptomycin, or any other drug. We currently rely on ACS Dobfar, Abbott and Cook Sterile Solutions, Inc. for the manufacture of daptomycin for our clinical trials. Commercial daptomycin and any other drugs we may commercialize will have to be manufactured in facilities and by processes that comply with FDA and other regulations. It may take substantial time to begin producing antimicrobial drugs in compliance with such regulations. If we are unable to establish and maintain compliant manufacturing facilities within a planned time frame and cost parameters, the development and sales of our products and our financial performance may be adversely affected.

SALES AND MARKETING

     We have the exclusive worldwide rights to commercialize daptomycin, in both intravenous and oral formulations, and any analogs of daptomycin to which we have intellectual property rights, and oral ceftriaxone. While it is too early to begin developing commercialization strategies for our pre-clinical development programs, we are evaluating various strategies for the worldwide commercialization of Cidecin (daptomycin for injection).

     In January 2001, Cubist and Gilead Sciences jointly announced the signing of a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead paid us an up-front licensing fee of $13 million, and we are entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Gilead will also pay us a fixed royalty on net sales. We will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe. We will provide Cubist-employed European medical science liaisons to support the product by providing medical education services to infectious disease specialists and other international opinion leaders.

     We are currently investigating commercialization strategies for Cidecin in Asia and the rest of the world. We expect to be able to announce our marketing strategy for the U.S. in mid-2001. The strategic alternatives being considered in the U.S. include:

     o Partnering with a pharmaceutical company with an established sales force
     o Partnering with a contract sales organization with an established sales force
     o Partnering with a contract sales organization to establish a sales force
     o    Establishing a Cubist sales force

     In the U.S., it is our plan to establish a medical science liaison team of 20-30 representatives to provide medical education services to infectious disease specialists and other opinion leaders. To this end, in February 2001, we announced the hiring of 10 medical science liaisons. Should Cidecin gain FDA approval, this team will form the basis for the larger educational marketing team. Until such time, the team is leveraging its current relationships with thought leaders in the antiinfective space to aid in the recruitment and education of clinical trial physicians involved in the development of Cidecin. The group is also playing a key role in the strategic direction of Cubist--identifying antibiotic resistance and trends, initiating medical affairs efforts, providing input on Phase IIIb/Phase IV clinical studies, guiding the advancement of early-stage clinical candidates and assisting in the assessment of potential product and technology acquisitions.

GOVERNMENT REGULATION

     OVERVIEW

     The development, manufacture and marketing of drugs, including antibiotics, developed by us or our collaborative partners are subject to regulation by numerous governmental agencies in the U.S., principally the FDA, by state and local governments, and in some instances by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical trials, safety, effectiveness, manufacture, labeling, storage, record keeping, distribution, and promotion of drugs. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and is uncertain.

     FDA PROCESS

     Before testing in the United States of any compounds with potential therapeutic value in human subjects may begin, stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both IN VITRO and IN VIVO laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as from IN VITRO studies, are submitted to the FDA as part of an IND (Investigational New Drug Application) and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

     Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board that considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

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

     Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. The Phase III clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen. All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

     All data obtained from a comprehensive development program including research and product development, manufacturing, pre clinical and clinical trials and related information are submitted in an NDA to the FDA and the corresponding agencies in other countries for review and approval. In addition to reports of the trials conducted under the IND application, the NDA includes information pertaining to the preparation of the new drug or antibiotic, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the FDC Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any of our proposed products likely would be subject to demanding and time-consuming NDA approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures.

     In some cases, drug approvals may proceed under the accelerated approval or "fast track" provisions of the Food and Drug Administration Modernization Act. The accelerated approval provisions largely codified FDA's accelerated approval regulations. While the statutory provisions expand upon the regulations, the FDA continues to rely on its regulations to implement the statutory provision. The accelerated approval regulations apply to products used in the treatment of serious or life-threatening illnesses that appear to provide meaningful therapeutic benefits over existing treatments. These regulations permit approval of such products before clinical research is completed based on the product's effect on a clinical endpoint or surrogate endpoint. When a product is approved under the accelerated approval regulations, the sponsor may be required to conduct additional adequate and well-controlled studies to verify that the effect the surrogate endpoint correlates with improved clinical outcome or to otherwise verify the clinical benefit. In the event such post-marketing studies do not verify the drug's anticipated clinical benefit, or if there is other evidence that the drug product is not shown to be safe and effective, expedited withdrawal procedures permit the FDA, after a hearing, to remove a product from the market. Significant uncertainty exists as to the extent to which these accelerated approval regulations will result in accelerated review and approval. The FDA retains considerable discretion to determine eligibility for accelerated review and approval.

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

OUR EMPLOYEES

     As of March 26, 2001, we had 176 full-time employees, 135 of whom were engaged in research and development and 41 of whom were engaged in management, marketing, administration and finance. Doctorates are held by 54 of our employees. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and we consider our employee relations to be good.

OUR FACILITIES

     We are headquartered at 24 Emily Street in Cambridge, Massachusetts, where we lease approximately 24,000 square feet of commercial space pursuant to a term lease that expires in September 2003, subject to a 5-year renewal option. We have leased an additional 11,000 square feet of commercial space at 125 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2003. We have also leased an additional 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in October 2010.

     In September 2000, we acquired a new corporate headquarters containing 88,000 square feet of commercial office and laboratory space in Lexington, Massachusetts pursuant to a purchase and sale agreement. We plan to relocate to the facility during the third quarter of 2001. The facilities in Lexington are adequate for our current business requirements.

     In connection with the acquisition of TerraGen Discovery in October 2000, we acquired the office space of former TerraGen subsidiaries in Canada and the United Kingdom. We currently lease 9,265 square feet of commercial office and laboratory space in Vancouver, Canada pursuant to a term lease that expires May 2001. In addition, we also lease 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in April 2002.

LEGAL PROCEEDINGS

     We are not party to any material legal proceedings.

OUR EXECUTIVE OFFICERS AND DIRECTORS

     Our directors and executive officers and their ages as of March 30, 2001 are as follows:


Scott M. Rocklage, Ph.D.            46      Chairman of Board of Directors and Chief Executive Officer

Dinendra "Dinu" Sen                 51      President and Chief Operating Officer

Francis P. Tally, M.D.              60      Executive Vice President, Scientific Affairs

Julian M. Davies, Ph.D.             69      Executive Vice President, Technology Development

Robert J. McCormack, Ph.D.          47       Senior Vice President, Drug Development

Alan D. Watson, Ph.D., M.B.A.       48      Senior Vice President, Corporate Development

Thomas A. Shea, M.B.A.              41      Vice President, Finance & Administration, Chief Financial
                                            Officer and Treasurer

Michael F. DeBruin, M.D.            46      Vice President, Clinical Research

Dennis D. Keith, Ph.D.              57      Vice President, Chemical Development

Frederick B. Oleson, Jr., D.Sc.     51      Vice President, Pre-Clinical Development

George H. Shimer, Jr., Ph.D.        48      Vice President, Research

Thomas J. Slater                    45      Vice President, Commercial Development

Susan Bayh                          41      Director

Barry Bloom, Ph.D.(1)               72      Director

John K. Clarke(2)                   47      Director

David W. Martin, Jr., M.D.(2)       60      Director

Walter Maupay(2)                    62      Director

Paul R. Schimmel, Ph.D.(1)          60      Director

John Zabriskie, Ph.D.(1)            61      Director

- -----------------------
(1) Member of Audit Committee
(2) Member of Compensation Committee

     DR. ROCKLAGE was elected Chairman of the Board of Directors in March 2000. Dr. Rocklage has served as our Chief Executive Officer and as a member of the board of directors since July 1994. He served as our President from July 1994 until March 2001. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Nycomed Salutar, Inc. and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drugs Omniscan and Teslascan. Dr. Rocklage received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

     MR. SEN has served as our President and Chief Operating Officer since March 2001. From January 2000 to December 2000, Mr. Sen served as Senior Vice President, Sales and Marketing at Pathogenesis Corporation, which was acquired by Chiron Corporation in October 2000. From early 1998 through 1999, Mr. Sen was Vice President, Marketing and Sales at Schwarz Pharma. Prior to that, he held several senior marketing positions from 1992 to 1998 at Amgen, Inc., where he played a role in the marketing of Epogen and Neupogen, which are considered by most to be the first successfully commercialized biotechnology products. From 1990 to 1992, Mr. Sen was a Consultant at The Alexander Group, a firm specializing in marketing and sales effectiveness and sales force compensation. Mr. Sen has also held a variety of marketing and finance positions at Abbott Laboratories. Mr. Sen is a fellow of the Institute of Chartered Accountants of England and Wales. He received his BA from the University of Delhi in India and his Master's Degree in Management from Northwestern University's Kellogg Graduate School of Management.

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

     DR. DAVIES was appointed Executive Vice President of Technology Development following Cubist's October 2000 acquisition of TerraGen Discovery Inc. Dr. Davies founded TerraGen in 1996 where he served as Chief Scientific Officer. From 1992 to 1996, he served as Head of Microbiology and Immunology at the University of British Columbia and was Research Director and President of Biogen (Geneva) from 1980 to 1985. Dr. Davies has held academic positions at the University of Wisconsin, University of Geneva and Institut Pasteur and is a past President of the American Society of Microbiology. He is a Fellow of the Royal Society (London) and the Royal Society of Canada and Emeritus Professor of Microbiology and Immunology. Dr. Davies received a B.Sc. and Ph.D. in Chemistry from the University of Nottingham.

     DR. MCCORMACK has served as our Senior Vice President of Drug Development since March 2000. From 1997 until 2000, Dr. McCormack was Vice President, Regulatory Affairs at Target Research Associates. Prior to that, he served as Vice President, Regulatory Affairs from 1993 to 1997 and as Director, Regulatory Affairs from 1987 to 1993 at Oxford Research International Corporation, a large contract research organization. Dr. McCormack has also served in various positions at Knoll Pharmaceuticals, Morristown Memorial Hospital and Sandoz, Inc. During his career, Dr. McCormack has participated in gaining approval for drugs in the CNS, cardiovascular, dermatological and oncological therapeutic areas. He has a B.A. in Biology from William Patterson College and a Ph.D. in Molecular Immunology from Rutgers University.

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

     DR. KEITH has served as our Vice President, Chemical Development since July 2000. From October 1997 to July 2000, he served as our Vice President, Drug Discovery. From 1971 to October 1997, Dr. Keith was with Hoffman-La Roche Inc. where he served in various positions, including Director of Antiinfective Chemistry, Senior Director of Medicinal Chemistry and Research Director of Oncology. Dr. Keith received his B.S. in Chemistry from Bates College and his Ph.D. in Organic Chemistry from Yale University.

     DR. OLESON has served as our Vice President, Pre-Clinical Development since July 2000. From November 1997 to July 2000, he served as our Vice President, Drug Development. Prior to joining us, Dr. Oleson was an independent consultant from June 1997 to November 1997. From January 1997 to June 1997, Dr. Oleson served as Director of Preclinical Research at AutoImmune, Inc., a biotechnology company. From 1992 to January 1997, Dr. Oleson served as Director, Toxicology and Preclinical Pharmacology at Biogen, Inc., a biotechnology company. Dr. Oleson also held various positions at Bristol-Myers Squibb from 1983 to 1992. Dr. Oleson was a key contributor in the development of the Biogen drug Avonex and a key consultant in the development of Angiomax for The Medicines Company. Dr. Oleson received his B.S. in Biochemistry from Princeton University and a Doctor of Science in Physiology/ Radiation Biology from Harvard University School of Public Health.

     DR. SHIMER has served as our Vice President, Research since July 2000. From January 2000 to July 2000, he served as our Vice President, Biology. Prior to joining us, Dr. Shimer was Senior Director, Pathogen Genomics at Genome Therapeutics Corp. from February 1995 through January 2000. Dr. Shimer received his B.S. in Biochemistry from North Carolina State University and his Ph.D. in Biochemistry from Colorado State University.

     MR. SLATER has served as our Vice President, Commercial Development since May 1999. From July 1998 to April 1999, he served as Senior Vice President of Business Development for Newport Strategies, a consulting company. From January 1996 to June 1998, he served as Vice President, Biomaterials Business for Genzyme Corporation, a biotechnology company. From 1988 to January 1996, Mr. Slater served in various sales and marketing positions for Genzyme Corporation. Prior to 1988, Mr. Slater served in marketing and sales positions for pharmaceutical companies Hoffmann LaRoche and Upjohn. Mr. Slater received his B.S. in Biology from Upsala College.

     MS. BAYH has served as one of our directors since June 2000. From 1994 to present, Ms. Bayh has served as the Commissioner of the International Joint Commission (IJC), a bi-national organization between the United States and Canada focusing on environmental issues of the Great Lakes. Ms. Bayh served as an attorney in Eli Lilly's Pharmaceutical Division handling federal regulatory issues for marketing and medical clients from 1989 to 1994 and, from 1984 until 1989, Ms. Bayh practiced law, focusing on litigation, utility and corporate law, and antitrust. She is also a director of Anthem, Inc., (a Blue Cross/Blue Shield company), Corvas International, Inc., a biotechnology company, Emmis Communications, and Golden State Foods. Ms. Bayh has a B.A. from the University of California at Berkeley and a J.D. from the University of Southern California Law Center.

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

     MR. CLARKE is one of our founders and served as Chairman of the Board of Directors from our incorporation to March 2000. Mr. Clarke has served as one of our directors since our incorporation. From 1992 to 1994, Mr. Clarke served as our acting President and Chief Executive Officer. Since 1982, he has been a general partner of DSV Management in Princeton, New Jersey, the general partner of DSV Partners IV. He is a founder and director of Alkermes, Inc. and a director of VISICU, Inc., Parkstone Medical Information Systems, Inc., MedContrax, Inc., Molecular Mining, Inc. and TechRx, Inc. Mr. Clarke is the Managing General Partner for Cardinal Partners, founded in 1997. Mr. Clarke received his B.A. in Biology and Economics from Harvard College and his M.B.A. from The Wharton School of the University of Pennsylvania.

     DR. MARTIN has served as one of our directors since October 1997. Since July 1997, Dr. Martin has served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc. Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California San Francisco until 1983 when he became the first Vice President and subsequently Senior Vice President of Research and Development at Genentech, Inc., a position he held until 1990. He was Executive Vice President of DuPont Merck Pharmaceutical Company from 1991 through 1993 and then returned to California in 1994 where he was Senior Vice-President of Chiron Corp., a biotechnology company, and President of Chiron Therapeutics. In May 1995, he assumed the position of President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company, and served until November 1996. Dr. Martin is also a Director of Varian Medical Systems, Inc., a medical equipment and software supplier, and of Talik, Inc., a biopharmaceutical development company.

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

     DR. ZABRISKIE has served as one of our directors since June 1999. From July 1997 to July 2000, Dr. Zabriskie has served as Chairman of the Board of NEN Life Science Products, Inc., a laboratory supply company. From July 1997 to December 1999, Dr. Zabriskie also served as President and Chief Executive Officer of NEN Life Science Products, Inc. From November 1995 to January 1997, he was President and Chief Executive Officer of Pharmacia & Upjohn. From 1994 to November 1995, he served as President, Chief Executive Officer and Chairman of Upjohn Co.

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

                         RISKS RELATING TO OUR BUSINESS

OUR OPERATING RESULTS FOR THE FORESEEABLE FUTURE WILL DEPEND SIGNIFICANTLY ON OUR ABILITY TO OBTAIN REGULATORY APPROVAL OF, AND TO SUCCESSFULLY COMMERCIALIZE, CIDECIN, DAPTOMYCIN FOR INJECTION.

     Cidecin is currently our only drug candidate in clinical trials. We may not receive revenues or royalties from commercial sales of Cidecin or any other drug in the foreseeable future, if at all.

     Our development of Cidecin involves a high degree of risk. Many important factors affect our ability to successfully develop and commercialize Cidecin, including our ability to:

     o demonstrate safety and efficacy of Cidecin at each stage of the clinical trial process;
     o meet applicable regulatory standards and receive required regulatory approvals;
     o    obtain and maintain necessary patents and licenses;
     o    produce Cidecin in commercial quantities at reasonable costs;
     o    obtain reimbursement coverage for Cidecin;
     o    compete successfully against other products; and
     o    market Cidecin successfully.

     We cannot be sure that we will successfully develop and commercialize Cidecin or that we will obtain required regulatory approvals for its commercialization. As a result, we may never generate revenues from Cidecin sales.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND EXPECT TO INCUR ADDITIONAL LOSSES OVER THE NEXT SEVERAL YEARS.

     Since we began operations, we have incurred substantial net losses in every fiscal period. We had net losses of $14.4 million in 1998, $24.1 million in 1999 and $44.3 million in 2000. We had an accumulated deficit of $108.2 million through December 31, 2000. These losses have resulted principally from costs in conducting research and development activities, commencing clinical trials and associated administrative costs.

     We expect to incur significant additional operating losses over the next several years as we expand our research and development efforts, pre-clinical testing and clinical trials and we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of the common stock may decline.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TERRAGEN DISCOVERY INC. AND ACHIEVE THE BENEFITS EXPECTED TO RESULT FROM THE ACQUISITION.

     On October 23, 2000, we concluded the acquisition of TerraGen Discovery Inc. We consummated the transaction with the expectation that it will result in mutual benefits including, among other things, benefits relating to expanded and complementary product offerings, increased market opportunity, new technology and the addition of research and development personnel. Achieving the benefits of the acquisition will depend in part on the integration of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of market opportunity or key employees or the diversion of the attention of management.

     In addition, TerraGen's principal offices are located in Vancouver, British Columbia, Canada, with a facility in Slough, England, and our principal offices are located in Cambridge, Massachusetts. We intend to maintain the operations of the Canadian and English facilities. We must successfully integrate operations and personnel in these offices with our operations and personnel in Cambridge for the acquisition to be successful. We cannot assure you that we will successfully integrate or manage this process. In addition, we cannot assure you that, following the transaction, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

IF WE DO NOT INTEGRATE TERRAGEN'S OPERATIONS QUICKLY AND EFFECTIVELY, SOME OR ALL OF THE POTENTIAL BENEFITS OF THE ACQUISITION MAY NOT OCCUR.

     We must make TerraGen's technology, products and services operate together with our technologies, products and services. If we do not integrate their operations and technologies quickly and smoothly, serious harm to the combined company's business, financial condition and prospects may result. Integrating the two businesses will entail significant diversion of management's time and attention. We may be required to spend additional time or money on integration that would otherwise be spent on developing their business and services or other matters.

THE LOSS OF KEY TERRAGEN PERSONNEL COULD MAKE IT DIFFICULT TO COMPLETE EXISTING PROJECTS AND UNDERTAKE NEW PROJECTS.

     The success of the combined company will depend on its ability to identify, hire and retain employees, and a significant component of the value of the merger is in the know-how and experience of TerraGen employees that we employ. If key TerraGen employees were to leave, we may be unable to complete existing TerraGen projects or to undertake new projects, each of which could materially impair our future earnings and results of operations. We do not have employment agreements with any of the key employees of TerraGen that provide for a fixed term of employment.

A VARIETY OF RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     Because we have operations in Canada and the United Kingdom, we are subject to additional risks related to operating in foreign countries. Our Canadian and English operations are organized as separate legal entities. Associated risks include:

     o unexpected changes in tariffs, trade barriers and regulatory requirements;
     o economic weakness, including inflation, or political instability in particular foreign economies and markets;
     o compliance with tax, employment immigration and labor laws for employees living and traveling abroad;
     o    foreign taxes including withholding of payroll taxes; and
     o foreign currency fluctuations, which could result in increased operating expenses and reduced revenues; and other obligations incident to doing business or operating a subsidiary in another country

     These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

     We currently depend entirely on one company, ACS Dobfar, to manufacture bulk daptomycin drug substance for our clinical trials, and on two companies, Abbott Laboratories (Hospital Products Division) and Cook Sterile Solutions, Inc., to manufacture clinical grade vialed formulation of daptomycin. We have entered into a manufacturing and supply agreement with DSM Capua to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. We have also entered into a development and supply agreement with Abbott Laboratories to manufacture and supply final vialed daptomycin commercial drug product.

     We may not be able to enter into definitive agreements on acceptable terms for the expanded commercial scale manufacturing of daptomycin. If we are unable to do so, or if we are required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various regulatory requirements and we could experience significant delays in supply. If we are unable to maintain, develop or contract for manufacturing capabilities on acceptable terms at any time, our ability to conduct clinical trials and to make any commercial sales would be adversely affected.

IF WE ARE UNABLE TO DEVELOP SATISFACTORY SALES AND MARKETING CAPABILITIES, WE MAY NOT SUCCEED IN COMMERCIALIZING CIDECIN OR ANY OTHER PRODUCT CANDIDATE.

     We have no experience in marketing and selling drug products. We have entered into a marketing, distribution and development agreement with Gilead Sciences, Inc. for the development and commercialization of Cidecin and oral daptomycin in the European Community. We have not entered into other arrangements for the sale and marketing of Cidecin or any other product in North America. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party in North America, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly in North America, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities in North America.

EVEN IF WE OBTAIN REGULATORY APPROVALS TO COMMERCIALIZE CIDECIN OR ANY OTHER DRUG, OUR DRUG PRODUCTS MAY NOT BE ACCEPTED BY PHYSICIANS, PATIENTS, THIRD-PARTY PAYORS OR THE MEDICAL COMMUNITY IN GENERAL.

     We cannot be sure that Cidecin or any other drug successfully developed by us, independently or with our collaborative partners, will be accepted by the pharmaceutical market. Cidecin and any future products we develop will compete with a number of antimicrobial drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

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

OUR RESEARCH AND DEVELOPMENT PROGRAM FOR DRUG PRODUCTS OTHER THAN CIDECIN IS AT AN EARLY STAGE, AND WE CANNOT BE CERTAIN OUR PROGRAM WILL RESULT IN THE COMMERCIALIZATION OF ANY DRUG.

     Except for our development program for Cidecin, our research and development program is at an early stage. To date, we have not, independently or with our collaborative partners, optimized any lead drug candidates generated in our research program. Any drug candidates we develop will require significant additional research and development efforts prior to commercial sale, including extensive pre-clinical and clinical testing and regulatory approval. This may require increases in spending on internal projects, the acquisition of third party technologies or products and other types of investments. We cannot be sure our approach to drug discovery, acting independently or with our collaborative partners, will be effective or will result in the development of any drug. We cannot expect that any drug products that do result from our research and development efforts will be commercially available for many years.

     We have limited experience in conducting pre-clinical testing and clinical trials. Even if we receive initially positive pre-clinical or clinical results, those results will not mean that similar results will be obtained in the later stages of drug development. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will be:

     o    safe, non-toxic and effective;
     o    approved by regulatory authorities;
     o    developed into a commercially viable drug;
     o    manufactured or produced economically;
     o    successfully marketed; or
     o    accepted widely by customers.

WE FACE SIGNIFICANT COMPETITION FROM OTHER BIOTECHNOLOGY AND PHARMACEUTICAL COMPANIES, AND OUR OPERATING RESULTS WILL SUFFER IF WE FAIL TO COMPETE EFFECTIVELY.

     The biotechnology and pharmaceutical industries are intensely competitive. We have many competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Competition for Cidecin, in particular, includes commercially available drugs such as vancomycin, Zyvox and drug candidates in clinical development.

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

     - some of our collaborative partners might develop independently, or with others, drugs that could compete with ours; or

     - disagreements over proprietary rights might lead to delays in research or in the development and commercialization of product candidates and might result in litigation or arbitration, either of which would be time consuming and expensive.

     If any of our collaborative partners breaches or terminates its agreement with us or otherwise fails to conduct its collaborative activities in a timely manner:

     o the development or commercialization of any drug candidate or research program under these collaborative agreements may be delayed;
     o we may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization; or
     o    the development or commercialization could be terminated.

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

IF WE LOSE THE SERVICES OF SCOTT M. ROCKLAGE, PH.D., DINENDRA SEN, FRANCIS P. TALLY, M.D., OR OTHER KEY PERSONNEL, OUR BUSINESS WILL SUFFER.

     We believe that our ability to successfully implement our business strategy is highly dependent on our senior management and scientific team, including Scott M. Rocklage, Ph.D., our Chairman of the Board of Directors and Chief Executive Officer, Dinendra Sen, our President and Chief Operating Officer and Francis P. Tally, M.D., our Executive Vice President, Scientific Affairs. Although Dr. Rocklage has entered into an employment agreement with us, he may terminate his employment at any time upon thirty days' written notice. No other senior executive officer or key employee has entered into an employment agreement with us. Losing the services of one or more of these individuals might hinder our ability to achieve our business objectives.

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

WE MAY REQUIRE ADDITIONAL FUNDS.

     We may require substantial additional funds in order to:

     o    finance our drug discovery and development programs;
     o    fund our operating expenses;
     o    pursue regulatory approvals;
     o    license or acquire additional drug candidates or technologies;
     o    develop manufacturing, marketing and sales capabilities; and
     o    prosecute and defend our intellectual property rights.

     We may seek additional funding through public or private financing or other arrangements with collaborative partners. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

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

WE MAY UNDERTAKE ADDITIONAL STRATEGIC ACQUISITIONS IN THE FUTURE AND ANY DIFFICULTIES FROM INTEGRATING SUCH ACQUISITIONS COULD DAMAGE OUR ABILITY TO ATTAIN OR MAINTAIN PROFITABILITY.

     We may acquire additional businesses and technologies that complement or augment our existing business and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. We may not be able to integrate any acquired business successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.


                    RISKS RELATED TO GOVERNMENTAL APPROVALS

IF WE DO NOT OBTAIN REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET CIDECIN OR ANY FUTURE DRUG CANDIDATES.

     The FDA and comparable regulatory agencies in foreign countries impose substantial requirements upon the commercial introduction of drug products to establish their safety and efficacy. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization, none of which have been obtained. Pre-clinical testing and clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

     We are currently testing Cidecin in human clinical trials to determine whether Cidecin is safe and effective and, if so, to what degree. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Drugs in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial human testing. Our failure to demonstrate the safety and efficacy of Cidecin could delay or prevent required approvals from regulatory authorities. This would prevent us from commercializing Cidecin and would substantially impair our business, operating results and financial condition. We cannot be sure when we, independently or with our collaborative partners, might submit additional drug candidates for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products like ours.

     The effects of governmental regulations may be to:

     o delay the marketing of our potential drugs for a considerable or indefinite period of time;

     o    impose costly procedural requirements upon our activities; and
     o furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs.

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

WE HAVE LIMITED EXPERIENCE IN CONDUCTING THE PRE-CLINICAL AND CLINICAL TESTING NECESSARY FOR US TO OBTAIN REGULATORY APPROVALS OF OUR DRUG CANDIDATES.

     Before we receive regulatory approvals for the commercial sale of any of our potential drugs, our drug candidates will be subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. We depend on our collaborative partners to conduct clinical trials for the drug candidates resulting from the collaborative agreements, and we may become dependent on third parties to conduct future clinical trials of our internally developed drug candidates. We have limited experience in conducting pre-clinical testing or clinical trials. Clinical trials have been commenced only with respect to Cidecin and not with respect to any of our other drug candidates or any drug candidates being developed jointly by us and our collaborative partners. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to demonstrate the safety and efficacy of a drug candidate under development would delay or prevent regulatory approval of the drug candidate and could have a material adverse effect on our business, operating results and financial condition.

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


ITEM 2. DESCRIPTION OF PROPERTY

     We are headquartered at 24 Emily Street in Cambridge, Massachusetts, where we lease approximately 24,000 square feet of commercial space pursuant to a term lease that expires in September 2003, subject to a 5-year renewal option. We have leased an additional 11,000 square feet of commercial space at 125 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2003. We have also leased an additional 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in October 2010.

     In September 2000, we acquired a new corporate headquarters containing 88,000 square feet of commercial office and laboratory space in Lexington, Massachusetts pursuant to a purchase and sale agreement. We plan to relocate to the facility during the third quarter of 2001. The facilities in Lexington are adequate for our current business requirements.

     In connection with the acquisition of TerraGen Discovery in October 2000, we acquired the office space of former TerraGen subsidiaries in Canada and the United Kingdom. We currently lease 9,265 square feet of commercial office and laboratory space in Vancouver, Canada pursuant to a term lease that expires in May 2001. In addition, we also lease 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in April 2002.

ITEM 3. LEGAL PROCEEDINGS

     We are not party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

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

                                                                 PRICE RANGE OF
                                                                 COMMON STOCK
                                                               -------------------
                                                               HIGH          LOW
                                                               ----          ---
Year Ended December 31, 1999:
         First Quarter.......................................  $ 4.87       $ 2.68
         Second Quarter......................................  $ 4.87       $ 2.87
         Third Quarter.......................................  $ 11.12      $ 2.93
         Fourth Quarter......................................  $ 21.50      $ 7.37

Year Ended December 31, 2000:
         First Quarter.......................................  $ 71.50      $16.25
         Second Quarter......................................  $ 52.50      $16.87
         Third Quarter.......................................  $ 64.12      $41.00
         Fourth Quarter......................................  $ 52.12      $22.68

Year Ended December 31, 2001:
         First Quarter (through March 23, 2001) .............  $ 35.93      $12.00


HOLDERS

     As of March 23, 2001, Cubist had 277 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

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

RECENT SALES OF UNREGISTERED SECURITIES

     Described below is information regarding all securities we sold during the fiscal year ended December 31, 2000, which, unless otherwise noted below, were not registered under the Securities Act.

     In January 2000, we issued and sold an aggregate of 2,200,000 shares of common stock at a purchase price of $25.00 per share. The issuance and sale of such shares of common stock were made in reliance on Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The resale of these shares was subsequently registered with the SEC.

     In September 2000, in connection with the purchase of our new headquarters in Lexington, Massachusetts, we issued senior convertible promissory notes in favor of entities affiliated with John Hancock Life Insurance Company in the aggregate principal amount of $39 million. The notes are convertible into shares of Cubist common stock.

     In October 2000, in connection with the acquisition of TerraGen Discovery Inc., we issued an aggregate of 495,584 shares of common stock to acquire the fully diluted capitalization of TerraGen. The issuance and sale of such shares of common stock were made in reliance on Section 3(a)(10) of the Securities Act and Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The resale of these shares was subsequently registered with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data are presented below for the years ended December 31 1998, 1999 and 2000 and Statement of Operations for 1997 are derived from our audited consolidated financial statements. The selected data for the year ended December 31, 1996 and the balance sheet information as of December 31, 1996 and 1997 has been prepared by us to reflect the combination of Cubist with TerraGen using the pooling-of-interests method of accounting and is unaudited. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

                                                          YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                             1996      1997       1998       1999        2000
                                             ----      ----       ----       ----        ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sponsored research revenues...........     $5,022     $2,767     $1,674     $6,846     $5,223

Operating expenses:
   Research and development expenses..      7,459     10,799     12,357     25,539     44,638
   General and administrative
      expenses........................      2,116      3,618      4,451      6,397     12,113

        Total operating expenses......      9,575     14,417     16,808     31,936     56,751
Interest income.......................        315      1,098        931        905      8,464
Interest expense......................      (229)       (244)      (361)    (1,059)    (2,314)
Other income..........................         --      1,833         (1)       197        578

Income tax benefit related to
   Canadian operations................         --         --        175        925        499
   Net loss...........................    $(4,467)   $(8,963)  $(14,390)  $(24,122)  $(44,301)
Basic and diluted net loss per
   common share.......................    $ (1.72)   $ (0.89)  $  (1.16)  $  (1.31)  $  (1.68)
Weighted average number of common
   shares outstanding for basic and
   diluted net loss per common share..      2,595     10,115     12,395     18,456     26,415

                                                          YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                             1996      1997       1998       1999        2000
                                             ----      ----       ----       ----        ----
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
investments.......................         19,506    20,197      21,327     26,829    139,783
Working capital...................         18,033    10,238      16,046     21,938    110,146
Total assets......................         23,898    24,384      26,178     42,595    193,370
Long-term liabilities.............          1,062     1,366       1,523      6,392     46,075
Stockholders' equity..............         20,516    21,345      22,658     29,441    133,020
Dividends.........................             --        --          --         --         --

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

OVERVIEW

     Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by bacteria and fungi resistant to commercially available drugs. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $108.2 million through December 31, 2000. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities.

     On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen Discovery Inc., ("TerraGen") a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, we acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. Pursuant to the acquisition, we indirectly through C&T Acquisition Corporation acquired all of the issued and outstanding common and preferred shares of TerraGen, and assumed all of the outstanding options, warrants and convertible debentures of TerraGen, by issuing 334,933 shares of our common stock and causing C&T Acquisition Corporation to issue 178,491 exchangeable shares. The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, subject to certain adjustments, for shares of our common stock. All exchangeable shares that remain outstanding will be automatically exchanged for shares of our common stock on October 23, 2002. The options, warrants and convertible debentures of TerraGen assumed by us pursuant to the acquisition are exercisable or convertible for 94,605 shares of our common stock. This acquisition had been accounted for using the pooling-of-interests method of accounting. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements of Cubist have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

     In recent years we have enhanced our drug discovery and development programs and funded a portion of our capital requirements by entering into collaborative agreements with pharmaceutical and biotechnology companies. We have entered into collaborative agreements based specifically on our aminoacyl-tRNA synthetase program with Merck and Bristol-Myers Squibb, and a collaborative agreement with Novartis based on our VITA functional genomics technology. Under these collaborative agreements, we have received sponsored research payments and, if drug development milestones are achieved, we are entitled to milestone payments. In addition, we will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations. We have received all of the sponsored research payments that we were entitled to under our collaborative agreements with Merck and Bristol-Meyers Squibb, although Merck and Bristol-Myers Squibb are still required to make milestone payments and pay royalties to us for any drug developed and commercialized from these collaborations.

     On November 7, 1997, we entered into a license agreement with Eli Lilly and Company, pursuant to which we acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, we paid to Eli Lilly an upfront license fee in cash, and if drug development milestones are achieved, have agreed to pay milestone payments in cash or by issuing shares of our common stock to Eli Lilly. In addition, we will be required to pay royalties to Eli Lilly on worldwide sales of Cidecin. On February 19, 1999, we issued to Eli Lilly 56,948 shares of our common stock as a milestone payment which was due upon commencement of Phase III clinical trials of Cidecin. The value of the common stock issued was $250,000 and was recorded as research and development expense. On October 6, 2000, we entered into a restated assignment and license agreement whereby we will obtain expanded rights under the Eli Lilly patents including an exclusive license to make, use and sell daptomycin for use in the field of infectious disease no longer excluding induced colitis and complete ownership, control and all rights to other Eli Lilly Assigned Patents relating to daptomycin subject matter claimed therein for all compounds and all uses.

     In September 1998, our Canadian subsidiary entered into a research collaboration agreement with Schering-Plough Research Institute to access our recombinant library to discover novel leads with potential activity in the anti-infective area. As part of the agreement, we would provide library screening services to Schering-Plough for those strains provided. In exchange for these services, Schering-Plough is making rsearch payments to us. Schering-Plough was granted an exclusive, worldwide license to use any recombinant microorganism that produces a lead and an exclusive, worldwide license to all of its rights and ownership in any resulting patents.

     In May 1999, our Canadian subsidiary entered into a second collaboration agreement with Schering-Plough under which Schering-Plough was granted an exclusive, worldwide license to manufacture and sell compounds resulting from screening Cubist's natural product library. In exchange for the license, Schering-Plough is making research payments and, if scientific and development milestones are achieved, Schering-Plough will make milestone payments to us. In addition, Schering-Plough will be required to pay royalties to us on worldwide sales of any drug developed and commercialized from any products derived from this collaboration.

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

     On March 17, 1999, our Canadian subsidiary purchased the assets of ChromaXome Corporation for $5.7 million, excluding acquisition costs, by paying $2 million in cash, issuing notes payable of approximately $3 million and issuing 18,231 shares of our common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations included in our financial statements from the date of acquisition.

     On April 8, 1999, our Canadian subsidiary purchased the assets of Xenova Discovery Ltd. for $5.2 million, excluding acquisition costs, by paying $400,000 in cash, issuing notes payable of approximately $3.6 million and issuing 30,386 shares of our common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations included in our financial statements from the date of acquisition.

     On November 18, 1999, our Canadian subsidiary entered into a cross-license agreement with Diversa Corporation. Under the terms of the agreement, we granted a co-exclusive world-wide non-royalty bearing license to certain patented technology, subject to certain restrictions. The license may not be sublicensed and Diversa cannot use the macrodroplet screening technology for the term of the agreement. Under the agreement, Diversa paid an upfront license fee of $2,500,000 and will pay annual license maintenance fees of $100,000 beginning in 2000, until the patents expire. We are required to repay the license fee if we merge or are acquired prior to November 18, 2004 by a company whose primary business is DNA shuffling.

     On December 1, 1999, we entered into a Clinical Services Master Agreement with Omnicare Clinical Research, Inc. f/k/a IBAH, Inc. pursuant to which Omnicare has agreed to provide various clinical research services for our Cidecin clinical trials, including bacteremia; resistant, refractory or contraindicated; complicated skin and soft tissue; complicated urinary tract; and community acquired pneumonia. The related costs are being accrued over the life of the clinical trials.

     On January 10, 2000, we entered into a Monitoring Services Agreement with Clindev (Proprietary) Limited, pursuant to which Clindev has agreed to provide monitoring services for our Cidecin international complicated skin and soft tissue trial. Under the terms of this agreement, the specific responsibilities and obligations to be performed by Clindev include study management, clinical trial initiation and management and clinical data management. The related costs are being accrued over the life of the clinical trial.

     On August 1, 2000, we entered into a Contract Research Agreement with Target Research Associates, Inc. pursuant to which Target has agreed to provide various clinical research services for our Cidecin Community Acquired Pneumonia trial. Under the terms of this agreement, the specific responsibilities and obligations to be performed by Target include study management, clinical trial initiation and management and clinical data management. The related costs are being accrued over the life of the clinical trial.

     In April 2000, we entered into a development and supply agreement with Abbott Laboratories pursuant to which Abbott has agreed to assist us in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to us, daptomycin as a parenteral formulation. Under the terms of this agreement, we agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application, or NDA, for daptomycin. We made payments totalling $325,000 during the year ended December 31, 2000 which were expensed as research and development. If the FDA approves the daptomycin NDA, we will purchase minimum annual quantities of drug product from Abbott over a five year period beginning in 2002.

     In June 2000, Cubist entered into a services agreement with Gist-brocades Holding A.G. (DSM), an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. During 2000, Cubist reimbursed $750,000 of these costs to DSM Capua and accrued an additional $846,000. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $627,000 in 2000. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

     On September 8, 2000, we announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. We believe this should increase our operating efficiencies to better meet our corporate goals and objectives and plans to relocate to the facilities in the third quarter of 2001. To finance the purchase, we issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of its principal amount outstanding.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

     REVENUES. Total revenues in the year ended December 31, 2000 were $5,223,000 compared to $6,846,000 in the year ended December 31, 1999, a decrease of $1,623,000 or 23.7%. The revenues earned in the year ended December 31, 2000, consisted of $4,775,000 in research support funding from the Novartis, Schering-Plough and other strategic collaborations and $448,000 in Small Business Innovation Research funding. The revenues earned in the year ended December 31, 1999 consisted of $6,535,000 in research support funding from the Bristol-Myers Squibb, Merck, Schering-Plough, Novartis and other strategic collaborations and $311,000 in Small Business Innovation Research funding. The decrease in revenues in the year ended December 31, 2000 as compared to the year ended December 31, 1999 was primarily due to the completion of research support funding phases of the Merck and Bristol-Myers Squibb collaborations, partially offset by increased funding from SBIR grants and revenues associated with the Schering-Plough collaboration.

     RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the year ended December 31, 2000, were $44,638,000 compared to $24,786,000 in the year ended December 31, 1999, an increase of $19,852,000 or 80.1%. The increase was largely due to increased clinical and manufacturing costs related to Cidecin development, including the additional personnel costs and purchases that were required by such development.

     WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. We incurred a write-off of acquired in-process research and development costs in the year ended December 31, 1999 of $752,000 relating to the acquisitions of ChromaXome and Xenova in 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 2000, were $12,113,000 compared to $6,397,000 in the year ended December 31, 1999, an increase of $5,716,000 or 89.4%. The increase was largely due to increased personnel costs and recruiting expenses, increased costs associated with our marketing program, as well as increased legal and other professional services costs that were expensed under pooling of interests accounting treatment related to the acquisition of TerraGen.

     INTEREST INCOME AND EXPENSE. Interest income in the year ended December 31, 2000, was $8,464,000 compared to $905,000 in the year ended December 31, 1999, an increase of $7,559,000 or 835.2%. The increase in interest income was due primarily to higher average cash, cash equivalent and investment balances during the year ended December 31, 2000 as a result of the private placement financings and secondary public offering completed during 2000. Interest expense in the year ended December 31, 2000 was $2,314,000 as compared to $1,059,000 during the year ended December 31, 1999, an increase of $1,255,000 or 118.5%. The increase in interest expense was primarily due to the convertible debt financing of the new corporate headquarters building in Lexington, Massachusetts.

     OTHER INCOME. Other income in the year ended December 31, 2000 was $579,000 compared to $197,000 in the year ended December 31, 1999, an increase of $382,000 or 193.9%. The increase in other income was due to foreign currency gains and losses related to our subsidiaries in Canada and the United Kingdom.

     INCOME TAX BENEFIT. Income tax benefit in the year ended December 31, 2000, was $499,000 compared to $926,000 in the year ended December 31, 1999, a decrease of $427,000 or 46.1%. The decrease in income tax benefit was due to the decreased availability of investment tax credits related to our Canadian operations during the year ended December 31, 2000.

     NET LOSS. Our net loss for the year ended December 31, 2000 was $44,301,000 compared to $24,122,000 during the year ended December 31, 1999, an increase of $20,179,000 or 83.7%. The increase was primarily due to an increase in expenses incurred associated with the development of Cidecin, increased costs associated with our marketing program, increased costs related to personnel and recruiting expenses and increased legal and other professional services costs that were expensed under pooling of interests accounting treatment related to the acquisition of TerraGen.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUES. Total revenues in the year ended December 31, 1999 were $6,846,000 compared to $1,674,000 in the year ended December 31, 1998, an increase of $5,172,000 or 309.0%. The revenues earned in the year ended December 31, 1999, consisted of $6,535,000 in research support funding from the Bristol-Myers Squibb, Merck, Novartis and other strategic collaborations and $311,000 in Small Business Innovation Research funding. The revenues earned in the year ended December 31, 1998 consisted of $1,146,000 in research support funding from the Bristol-Myers Squibb, Merck and other strategic collaborations and $528,000 in Small Business Innovation Research funding. The increase in revenues in the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily due to the increase of milestone payments and research support funding from the Merck, Novartis and other strategic collaborations during 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the year ended December 31, 1999, were $24,786,000 compared to $12,357,000 in the year ended December 31, 1998, an increase of $12,429,000 or 100.6%. The increase was largely due to increased clinical and manufacturing costs related to Cidecin development, the additional personnel and purchases that were required by such development and the expanded research and development activities after the acquisitions of ChromaXome and Xenova which were accounted for under the purchase method of accounting.

     WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. The write-off of acquired in-process research and development costs in the year ended December 31, 1999 of $752,000 related to the acquisitions of ChromaXome and Xenova in 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 1999, were $6,397,000 compared to $4,452,000 in the year ended December 31, 1998, an increase of $1,945,000 or 43.7%. The increase was largely due to increased investor and public relations expenses, increased legal and other professional services expenses and expanded activities after the acquisitions of ChromaXome and Xenova which were accounted for under the purchase method of accounting.

     INTEREST INCOME AND EXPENSE. Interest income in the year ended December 31, 1999, was $905,000 compared to $931,000 in the year ended December 31, 1998, a decrease of $26,000 or 2.8%. The decrease in interest income was due primarily to lower average cash, cash equivalent and investment balances during the year ended December 31, 1999 as compared to the year ended December 31, 1998. Interest expense in the year ended December 31, 1999 was $1,059,000 as compared to $361,000 during the year ended December 31, 1998, an increase of $698,000 or 193.4%. The increase in interest expense was primarily due to the debt financing of the ChromaXome and Xenova acquisitions and deemed discounts related to convertible debentures.

     OTHER INCOME. Other income in the year ended December 31, 1999 was $197,000 compared to ($1,000) in the year ended December 31, 1998, an increase of $198,000. The increase in other income was due to foreign currency gains and losses related to our subsidiaries in Canada and the United Kingdom.

     INCOME TAX BENEFIT. Income tax benefit in the year ended December 31, 1999, was $926,000 compared to $175,000 in year ended December 31, 1998, an increase of $751,000 or 429.1%. The increase in income tax benefit was due to investment tax credits for increased research and development expenditures related to our Canadian operations during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     NET LOSS. Our net loss for the year ended December 31, 1999 was $24,122,000 compared to $14,390,000 during the year ended December 31, 1998, an increase of $9,732,000 or 67.6%. The increase was primarily due to an increase in expenses incurred associated with the development of Cidecin, increased costs associated with our marketing and investor relations program and the expanded operations after the acquisitions of ChromaXome and Xenova, which were accounted for under the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalent and investments balance at December 31, 2000 was $139,783,000 compared to $26,829,000 at December 31, 1999.

     From inception through December 31, 2000, we had invested an aggregate of $47,106,000 (of which $37,032,000 was invested during 2000) in property and equipment, primarily in building, leasehold improvements and laboratory equipment under capital leases. The obligations under capital leases at December 31, 2000 were $934,000. Minimum annual principal payments due under capital leases total $696,000 in 2001. Principal payments are scheduled to decline each year thereafter until expiration in 2003. We made principal payments under our capital lease obligations of $685,000 in the year ended December 31, 2000. We expect our capital expenditures in 2001 to be approximately $13,000,000, consisting of leasehold improvements, laboratory equipment and information technology purchases.

     On September 23, 1998, we completed a private placement financing with investors and raised net proceeds of $12.7 million by issuing 6,065,560 shares of our common stock at $2.25 per share, along with 3,032,783 warrants exercisable for our common stock at $2.25 per share. During the twelve months ended December 31, 1999, we issued 285,644 shares of our common stock upon the exercise of 326,668 warrants issued in connection with the private placement financing completed on September 23, 1998. Such warrants are exercisable at $2.25 per share or pursuant to a standard cashless net issue provision. Of the 285,644 shares issued, 160,000 shares were issued for an aggregate purchase price of $360,000 and 125,644 shares were issued upon cashless net issue exercise pursuant to which the holders of such warrants surrendered the right to acquire 41,024 additional shares of our common stock. During the twelve months ended December 31, 2000, we issued 1,219,540 shares of our common stock upon the exercise of 1,261,669 warrants issued in connection with the private placement financing completed on September 23, 1998. Such warrants were exercisable at $2.25 per share or pursuant to a standard cashless net issue provision. Of the 1,219,540 shares issued, 650,558 shares were issued for an aggregate purchase price of $1,463,756 and 568,982 shares were issued upon cashless net issue exercise pursuant to which the holders of such warrants surrendered the right to acquire 42,129 additional shares of our stock.

     On October 8, 1998, our Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $3.2 million by issuing 88,848 shares of our common stock, along with warrants exercisable for 44,424 shares of our common stock.

     On March 15, 1999, our Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $5.2 million by issuing 142,157 shares of our common stock.

     Upon the signing of the research and license agreement with Novartis in February 1999, we issued to Novartis, 797,448 shares of our common stock for a total purchase price of $4.0 million in cash.

     On March 17, 1999, our Canadian subsidiary purchased the assets of ChromaXome Corporation for $5.7 million, excluding acquisition costs, by paying approximately $2 million in cash, issuing notes payable of approximately $3 million and issuing 18,231 shares of our common stock.

     On April 8, 1999, our Canadian subsidiary purchased the assets of Xenova Discovery Ltd. for $5.2 million, excluding acquisition costs, by paying approximately $400,000 in cash, issuing notes payable of approximately $3.6 million and issuing 30,386 shares of our common stock.

     During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (9.03% at December 31, 2000). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At December 31, 2000, borrowings outstanding totaled $1,139,578.

     On October 21, 1999, we completed a private placement financing with investors and raised net proceeds of $17.5 million by issuing 2,503,333 shares of our common stock at $7.50 per share.

     On November 16, 1999, our Canadian subsidiary issued $1.6 million Cdn of convertible debentures and warrants to purchase 16,458 shares of common stock. The convertible debentures bear interest at a rate of 12% and are payable on March 31, 2000. On March 31, 2000, the convertible debentures and related interest were converted to 30,176 shares of common stock.

     On January 17, 2000, our Canadian subsidiary issued a note payable totaling $2,006,667 and warrants to purchase 22,790 shares of common stock. The note payable bears interest at 14.4% and is repayable over 36 months to January 17, 2003. The warrants were exercised in 2000 resulting in gross proceeds of $599,000. At December 31, 2000, the note payable balance was $1,062,079.

     On January 29, 2000, we completed a private placement financing with investors and raised net proceeds of $52.0 million by issuing 2,200,000 shares of our common stock at $25.00 per share.

     On April 3, 2000, we completed a secondary public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of common stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less financing costs of $680,625).

     On September 8, 2000, we announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. To finance the purchase, we issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The notes carry a coupon rate of 8.5% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of the principal outstanding.

     We believe that our existing cash resources, existing capital resources, projected interest income and future revenues due under our collaborative agreements, will be sufficient to fund our operating expenses and capital requirements as currently planned through at least the next 12 months. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

     We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps, forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our credit facility, which are subject to interest rates based on the bank's base rate. We also have an outstanding promissory note issued in favor of Xenova Discovery Limited at the LIBOR rate plus one percent and a change in the applicable interest rate on these loans would affect the rate at which we could borrow funds. The aggregate hypothetical loss in earnings for one year of those borrowings held by us at December 31, 2000, which are subject to interest rate risk resulting from a hypothetical 10 percent increase in interest rates is approximately $38,177 after tax. The hypothetical loss was determined by financial instruments held by us at December 31, 2000. Fixed rate financial instruments were not evaluated.

FOREIGN CURRENCY RISK

     We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 2000, A 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..........................................................................      39
Balance Sheets as of December 31, 1999 and 2000............................................................      41
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.................      42
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.................      43
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the
  years ended December 31, 1998, 1999 and 2000.............................................................      44
Notes to Financial Statements..............................................................................      46

REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Cubist Pharmaceuticals Inc. (formerly TerraGen Discovery Inc.), a wholly owned subsidiary, at December 31, 1999 and for each of the years ended December 31, 1998 and 1999, which statements reflect total assets constituting 29.1% of consolidated total assets as of December 31, 1999, and total revenue constituting 2.4% and 21.8% of consolidated total revenue for the years ended December 31, 1998 and 1999, respectively. Those statements were audited by other auditors whose report thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Cubist Pharmaceuticals Inc. (formerly TerraGen Discovery Inc.), is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 15, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cubist Pharmaceuticals Inc.
(formerly TerraGen Discovery Inc.)


We have audited the consolidated balance sheet of Cubist Pharmaceuticals Inc.(formerly TerraGen Discovery Inc.) (the "Company") as at December 31, 1999 and the consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

/s/ KPMG LLP

Vancouver, Canada

April 3, 2000, except as to
  the acquisition of the Company described in note A which is as of October 23, 2000

CUBIST PHARMACEUTICALS, INC.
 CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                                ------------
                                                                          1999               2000
                                                                          ----               ----
                                     ASSETS
 Current assets:
    Cash and cash equivalents....................................     $12,248,607        $46,940,277
    Short-term investments.......................................      14,580,515         74,607,683
    Accounts receivable..........................................         380,107            363,412
    Investment tax credits receivable............................         926,699                 --
    Prepaid expenses and other current assets....................         564,324          2,509,766
                                                                      -----------        -----------

   Total current assets.........................................       28,700,252        124,421,138

Property and equipment, net.....................................        4,520,051         40,142,080
Intangible assets, net..........................................        9,195,153          7,280,062
Long-term investments...........................................               --         18,234,857
Other assets....................................................          179,287          3,291,713
                                                                      -----------       ------------

   Total assets.................................................      $42,594,743       $193,369,850
                                                                      ===========       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................       $1,771,995         $4,541,988
   Accrued expenses.............................................        1,778,853          7,424,576
   Current portion of long-term debt............................        2,490,231          1,692,340
   Current portion of capital lease obligations.................          720,807            615,880
                                                                       ----------         ----------

   Total current liabilities....................................        6,761,886         14,274,784
Deferred revenue................................................        2,533,875          2,500,000
Long-term debt, net of current portion..........................        2,951,864         43,257,329
Capital lease obligations, net of current portion...............          906,079            317,973
                                                                       ----------         ----------

   Total liabilities............................................       13,153,704         60,350,086
Commitments (Notes H, I, M, N and Q)
Stockholders' equity:
   Preferred  stock,  non-cumulative;  convertible,
     $.001 par value;  authorized  5,000,000
     shares 1999 and 2000; issued and outstanding
     1999 and 2000 no shares....................................               --                 --
   Common stock, $.001 par value;  authorized
     50,000,000 shares; issued and outstanding 1999
     20,983,510  shares; issued and outstanding
     2000 27,757,900 shares.....................................           20,984             27,758
   Additional paid-in capital...................................       93,050,133        241,010,543
   Accumulated deficit..........................................      (63,881,456)      (108,182,032)
   Accumulated other comprehensive income.......................          251,378            163,495
                                                                     ------------      -------------

   Total stockholders' equity...................................       29,441,039        133,019,764
                                                                      -----------      -------------

     Total liabilities and stockholders' equity.................      $42,594,743       $193,369,850
                                                                    =============       ============

   The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                           1998             1999             2000
                                                                           ----             ----             ----
Revenue...........................................................      $1,674,152       $6,846,384       $5,223,009
Operating expenses:
   Research and development.......................................      12,356,766       24,786,363       44,638,151
   Write-off of acquired in process research and development......              --          752,304               --
   General and administrative.....................................       4,451,620        6,397,268       12,112,736
                                                                      -------------     ------------    -------------
      Total operating expenses....................................      16,808,386       31,935,935       56,750,887
Interest income...................................................         931,345          904,647        8,464,211
Interest expense..................................................        (361,124)      (1,059,134)      (2,314,225)
Other income (expense)............................................          (1,080)         196,584          578,622
                                                                     --------------   --------------    -------------
   Net loss before income taxes...................................    $(14,565,093)    $(25,047,454)    $(44,799,270)
Income tax benefit related to Canadian operations.................         175,497          925,593          498,694
                                                                     --------------   --------------    -------------
   Net loss ......................................................    ($14,389,596)    ($24,121,861)    ($44,300,576)
                                                                     ==============   ==============    =============
Basic and diluted net loss per common share.......................          $(1.16)          $(1.31)          $(1.68)
                                                                     --------------   --------------    -------------
Weighted average number of common shares outstanding
   for basic and diluted net loss per common share................      12,395,003       18,455,568       26,414,826
                                                                     ==============   ==============    =============





   The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                          1998            1999            2000
                                                                          ----            ----            ----
Cash flows for operating activities:
   Net loss.......................................................    $(14,389,596)   $(24,121,861)   $(44,300,576)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Write-off of acquired in-process research and development......              --         752,304              --
   Depreciation and amortization..................................       1,370,939       3,112,976       4,367,510
   (Gain) loss on the sale of equipment...........................              --           7,776          (8,600)
   Common stock issued for technology milestone...................              --         250,000              --
   Cashless exercise of warrants related to lease agreements......              --          38,330              --
   Fair value of options granted to non-employees.................          44,844          58,202          48,054
   Forgiveness of note receivable related to common stock.........              --              --         168,750
   Deemed discount amortization on convertible debentures.........              --         372,300         353,400
   Unrealized foreign exchange gain, net..........................              --        (209,456)       (571,208)
   Changes in assets and liabilities:
      Accounts receivable.........................................         (40,540)       (201,724)         11,945
      Investment tax credits receivable...........................        (169,348)       (757,351)        925,600
      Prepaid expenses and other current assets...................         (94,674)       (296,594)     (1,686,028)
      Other assets................................................         106,056        (105,049)     (2,129,298)
      Accounts payable and accrued expenses.......................         344,282       2,141,412       8,424,131
      Deferred revenue............................................              --       2,477,626              --
                                                                      -------------   -------------   -------------

        Total adjustments.........................................       1,561,559       7,640,752       9,904,256
                                                                      -------------   -------------   -------------

     Net cash used for operating activities.......................     (12,828,037)    (16,481,109)    (34,396,320)

Cash flows for (from) investing activities:
   Acquisitions, net of cash on hand..............................              --      (3,062,788)             --
   Purchases of property and equipment............................      (2,161,938)       (899,688)    (36,886,604)
   Proceeds from the sale of equipment............................              --          15,150           8,600
   Purchase of intangible assets..................................         (59,822)       (131,679)       (185,332)
   Purchases of investments.......................................     (12,547,850)    (15,192,711)   (110,706,986)
   Maturities of investments......................................      15,278,730      13,160,046      32,444,961
                                                                      -------------   -------------   -------------

     Net cash provided by (used for) investing activities.........         509,120      (6,111,670)   (115,325,361)
                                                                      -------------   -------------   -------------
Cash flows from financing activities:
   Issuance of common stock and warrants, net.....................      16,017,627      27,575,740     145,256,184
   Proceeds from notes receivable.................................          30,000         101,686              --
   Repayments of long-term debt...................................        (189,736)     (3,293,587)     (1,761,207)
   Proceeds from long term debt, net..............................         941,255       2,232,261      41,526,157
   Principal payments of capital lease obligations................        (582,710)       (712,464)       (684,832)
                                                                      -------------   -------------   -------------

     Net cash provided by financing activities....................      16,216,436      25,903,636     184,336,302
                                                                      -------------   -------------   -------------

Net increase in cash and cash equivalents.........................       3,897,519       3,310,857      34,614,621
Effect of changes in foreign exchange rates on cash balances......         (36,663)        158,644          77,049
Cash and cash equivalents at beginning of year....................       4,918,250       8,779,106      12,248,607
                                                                      -------------   -------------   -------------

Cash and cash equivalents at end of year..........................      $8,779,106     $12,248,607     $46,940,277
                                                                      =============   =============   =============
 Disclosures of cash flow information:
   Cash paid during the year for interest.........................        $361,124        $816,897      $2,314,225

 Non-cash investing and financing activities:
   Cancellation of promissory note in connection
     with resignation of officer..................................         $37,776              --              --
   Issuance of restricted common stock in exchange for a
   promissory note................................................              --        $506,250              --
   Issuance of notes payable related to acquisitions..............              --      $6,632,757              --
   Issuance of common stock related to acquisitions...............              --      $1,814,166              --
   Beneficial conversion feature on convertible debenture.........              --        $264,300              --
   Warrants issued with long-term debt............................              --        $323,000        $658,606
   Issuance of common stock on conversion of long-term debt.......              --              --       1,112,097

       The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                         $ ADDITIONAL PAID-IN CAPITAL
                                                # OF                   ISSUANCE                                     $
                                                SHARES      $          OF         NOTES         DEFERRED        ACCUMULATED
                                                COMMON      COMMON     SHARES     RECEIVABLE    COMPENSATION    DEFICIT
                                                ------      ------     --------   ----------    ------------    -----------
BALANCE AT DECEMBER 31, 1997                  10,730,707    $10,731   $46,576,910  ($191,685)    ($35,827)       ($25,369,999)

Exercise of stock options                          3,642         4         4,465          -             -                 -
Shares issued in connection
  with employee stock purchase plan                6,341         6        20,553          -             -                 -
Repurchase of common stock                        (2,064)       (2)         (786)         -             -                 -
Issuance of common stock, net of
  offering costs                               6,183,720     6,183    16,021,767          -             -                 -
Amortization of deferred compensation                  -         -         2,255     22,223       (11,158)                -
Repayment of promissory notes                          -         -             -     30,000             -                 -
Cancellation of promissory note in
  connection with resignation of
  officer                                        (10,000)      (10)      (37,766)    37,776             -                 -
Options granted to non-employees                       -         -        44,844          -             -                 -
Net loss                                               -         -             -          -             -       (14,389,596)
Foreign currency translation                           -         -             -          -             -                 -
adjustments
                                              ----------    ------    ----------   ---------    ----------      -----------

BALANCE AT DECEMBER 31, 1998                  16,912,346    16,912    62,632,242   (101,686)      (46,985)      (39,759,595)

Exercise of stock options and warrants           432,626       433       810,983          -             -                 -
Shares issued in connection with employee
  stock purchase plan and 401(k) plan             40,035        40       144,644          -             -                 -
Issuance of common stock, net of
  offering costs                               3,549,886     3,550    27,410,670   (506,250)            -                 -
Issuance of common stock in connection
  with acquisitions, net of offering costs        48,617        49     1,814,117          -             -                 -
Issuance of warrants for services                      -         -        77,107          -       (77,107)                -
Deferred compensation related to grant
 of stock options                                      -         -       707,797          -      (703,125)                -
Amortization of deferred compensation                  -         -             -          -       140,538                 -
Repayment of promissory notes                          -         -             -    101,686             -                 -
Options granted to non-employees                       -         -        58,202          -             -                 -
Warrants issued in connection with long-
  term debt                                            -         -       323,000          -             -                 -
Beneficial conversion feature on                       -         -       264,300          -             -                 -
  convertible debentures
Net loss                                               -         -             -          -             -       (24,121,861)
Foreign currency translation adjustments               -         -             -          -             -                 -
                                              ----------    ------    ----------   ---------    ----------      -----------

BALANCE AT DECEMBER 31, 1999                  20,983,510    20,984    94,243,062   (506,250)     (686,679)      (63,881,456)

Exercise of stock options and warrants         1,641,448     1,641     3,610,538          -             -                 -
Shares issued in connection with employee
  stock purchase plan and 401(k) plan             27,766        28       624,033          -             -                 -
Issuance of common stock, net of
  offering costs                               5,075,000     5,075   141,014,869          -             -                 -



                                             $
                                             ACC.OTHER         $               $
                                             COMPREHENSIVE     STOCKHOLDERS    COMPREHENSIVE
                                             INCOME            EQUITY          LOSS
                                             --------------    ------------    -------------
BALANCE AT DECEMBER 31, 1997                   ($44,350)       $20,945,780      ($9,006,717)

Exercise of stock options                             -              4,469                -
Shares issued in connection
  with employee stock purchase plan                   -             20,559                -
Repurchase of common stock                            -               (788)               -
Issuance of common stock, net of
  offering costs                                      -         16,027,950                -
Amortization of deferred compensation                 -             13,320                -
Repayment of promissory notes                         -             30,000                -
Cancellation of promissory note in
  connection with resignation of
  officer                                             -                  -                -
Options granted to non-employees                      -             44,844                -
Net loss                                              -        (14,389,596)     (14,389,596)
Foreign currency translation
adjustments                                     (38,949)           (38,949)         (38,949)
                                               --------        -----------      -----------

BALANCE AT DECEMBER 31, 1998                    (83,299)        22,657,589      (14,428,545)
                                               ========        ===========      ===========
Exercise of stock options and warrants                -            811,416                -
Shares issued in connection with employee
  stock purchase plan and 401(k) plan                 -            144,684                -
Issuance of common stock, net of
  offering costs                                      -         26,907,970                -
Issuance of common stock in connection
  with acquisitions, net of offering costs            -          1,814,166                -
Issuance of warrants for services                     -                  -                -
Deferred compensation related to grant
 of stock options                                     -              4,672                -
Amortization of deferred compensation                 -            140,538                -
Repayment of promissory notes                         -            101,686                -
Options granted to non-employees                      -             58,202                -
Warrants issued in connection with long-
  term debt                                           -            323,000                -
Beneficial conversion feature on                      -            264,300                -
  convertible debentures
Net loss                                              -        (24,121,861)     (24,121,861)
Foreign currency translation adjustments        334,677            334,677          334,677
                                               --------        -----------      -----------

BALANCE AT DECEMBER 31, 1999                    251,378         29,441,039      (23,787,184)
                                               ========        ===========      ===========
Exercise of stock options and warrants                -          3,612,179                -
Shares issued in connection with employee
  stock purchase plan and 401(k) plan                 -            624,061                -
Issuance of common stock, net of                                                          -
  offering costs                                      -        141,019,944


                                                                         $ ADDITIONAL PAID-IN CAPITAL
                                                # OF                   ISSUANCE                                        $
                                                SHARES      $          OF            NOTES         DEFERRED        ACCUMULATED
                                                COMMON      COMMON     SHARES        RECEIVABLE    COMPENSATION    DEFICIT
                                                ------      ------     --------      ----------    ------------    -----------

Issuance of common stock upon
  conversion of convertible debentures           30,176         30      1,112,067            -              -                -
Deferred compensation related to grant                -          -                           -                               -
  of stock options                                                      2,115,437                  (2,115,437)
Amortization of deferred compensation                 -          -              -            -        723,493                -
Stock options cancelled                                                   (43,838)                     43,838
Forgiveness of promissory notes                       -          -              -      168,750              -                -
Options granted to non-employees                      -          -         48,054            -              -                -
Warrants issued in connection with
  long-term debt                                      -          -        658,606            -              -                -
Net loss                                              -          -              -            -              -      (44,300,576)
Foreign currency translation adjustments              -          -              -            -              -                -
                                             ----------    -------   ------------    -----------  ------------   -------------
BALANCE AT DECEMBER 31, 2000                 27,757,900    $27,758   $243,382,828    ($337,500)   ($2,034,785)   ($108,182,032)
                                             ==========    =======   ============    =========    ===========    =============



                                           $
                                           ACC. OTHER       $               $
                                           COMPREHENSIVE    STOCKHOLDERS    COMPREHENSIVE
                                           INCOME           EQUITY          LOSS
                                           -------------    ------------    -------------
Issuance of common stock upon
  conversion of convertible debentures              -         1,112,097                 -
Deferred compensation related to grant              -
  of stock options                                                    -                 -
Amortization of deferred compensation               -           723,493                 -
Stock options cancelled                                               -
Forgiveness of promissory notes                     -           168,750                 -
Options granted to non-employees                    -            48,054                 -
Warrants issued in connection with
  long-term debt                                    -           658,606                 -
Net loss                                                    (44,300,576)      (44,300,576)
Foreign currency translation adjustments      (87,883)          (87,883)          (87,883)
                                             ---------     ------------      ------------

BALANCE AT DECEMBER 31, 2000                 $163,495      $133,019,764      ($44,388,459)
                                             ========      ============      ============

       The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. NATURE OF BUSINESS

     Cubist Pharmaceuticals, Inc. ("Cubist") is a specialty pharmaceutical company founded in May 1992 and is focused on the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. Cubist is headquartered in Cambridge, Massachusetts.

     On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen Discovery Inc., ("TerraGen") a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, Cubist acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying consolidated financial statements of Cubist have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

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

     Cubist has a limited history of operations and has experienced significant net losses since inception. At December 31, 2000, Cubist has an accumulated deficit of $108.2 million. Cubist expects to incur significant additional net losses over the next several years and expects cumulative losses to increase due to expanded research and development efforts, preclinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities. As a result, Cubist's business plan indicates that additional financing may be required to support its planned expenditures. Cubist believes that the funds currently available and future revenues due under its collaborative agreements (Note H) will be sufficient to fund operations through at least the next twelve months.


B. ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

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

INVESTMENTS

     Investments, with an original maturity of more than three months when purchased, consisted of certificates of deposit and investment-grade commercial paper at December 31, 1999 and 2000. Investments, all of which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value.

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

INTANGIBLE ASSETS

     Intellectual property and processes represents information databases, and technological process information acquired through Cubist's business acquisitions. These assets are amortized on a straight-line basis over their estimated useful life of four years. Workforce represents the estimated cost savings or value of experienced employees obtained through acquisitions and are amortized on a straight-line basis over two years. Patent costs include costs of obtaining patents directly or through an acquisition transaction. Patent costs are amortized over the lesser of the patent's remaining legal life and its useful life. Amortization of intangible assets are included in research and development expense.

IMPAIRMENT OF LONG-LIVED ASSETS

     Cubist reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. No provisions for impairment have been recorded to date.

REVENUE RECOGNITION

     Cubist has entered into various collaborative agreements with pharmaceutical and biotechnology companies. The terms of the collaborative arrangements can include nonrefundable licensing fees, funding of research and development, payments based on the achievement of certain milestones, and royalties on product sales. Nonrefundable licensing fees are recorded as deferred revenue upon receipt and recognized as revenue ratably over the period that the related products or services are delivered or obligations as defined in the agreement are performed. Revenues from research funding are recognized when the related research activities are performed. Revenues from milestone payments which are substantive and whose achievability was not reasonably assured at the inception of the agreement are recognized when the milestone is achieved. However, milestone payments that require future performance are deferred and recognized as revenue ratably over the term of the agreement as the related activities are performed. Any revenue related to royalties is recognized as earned.

     Cubist's revenue recognition policies are consistent with the principles provided in the Securities and Exchange Commission's Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

     Revenue from Small Business Innovation Research ("SBIR") government grants to conduct research and development is recognized as eligible costs are incurred up to the funding limit.

RESEARCH AND DEVELOPMENT

     All research and development costs are expensed as incurred. The portion of purchase price, if any, on any acquisition allocated to in-process research and development is charged to expense upon acquisition (Note C).

INCOME TAXES

     Cubist accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

INVESTMENT TAX CREDITS

     Investment tax credits for research and development expenditures incurred by Cubist's Canadian operations are recorded as a reduction of tax expense when collection is reasonably assured. Investment tax credits receivable at December 31, 1999 were received in January 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of Cubist's financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to the short-term nature of the items. The estimated fair value of long-term debt and capital lease obligations approximates their carrying value. The estimated fair value of long-term debt and capital lease obligation has been determined using current interest rates for similar instruments.

     In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

FOREIGN CURRENCY AND INTEREST RATE RISK

     Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. To the date of these financial statements, Cubist has not entered into foreign currency hedging arrangements.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 1998, 1999 and 2000, options to purchase 1,535,810, 2,006,829, and 2,920,895 shares of common stock, respectively, warrants for 3,120,314, 2,793,239, and 1,578,652 shares of common stock, respectively, and convertible debt and notes payable convertible into 0, 87,158, and 668,969 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss consists of net loss and foreign currency translation adjustments which is presented in the Statement of Stockholders' Equity.

ACCOUNTING FOR STOCK BASED COMPENSATION

     Cubist accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of common stock at the date of grant. Cubist applies the provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note L). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

FOREIGN CURRENCY

     Prior to October 1, 2000 the functional currency of Cubist's subsidiaries, which are located in Canada and United Kingdom, was the Canadian dollar. The remeasurement of the foreign currency balances into the Canadian dollar functional currency was performed as follows, according to the remeasurement method:

     - Monetary items are remeasured at the rate of exchange in effect at the balance sheet date;

     - Non-monetary items are remeasured at historical exchange rates; and

     - Revenue and expense items are remeasured at the average exchange rate prevailing in the period.

     The translation of the Canadian functional currency financial statements into the United States dollar was performed as follows:

     - Assets and liabilities were translated at period end exchange rates; and

     - Revenues and expenses were translated using the average rates prevailing in the period.

         The resulting effects of foreign currency translation adjustments have been accumulated and are included as other comprehensive income in the statement of stockholders' equity.

     Effective October 1, 2000 the functional currency for all of Cubist's subsidiaries was changed to the United States dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the United States dollar.

     Foreign exchange gains (losses) of ($1,080), $196,584 and $570,022 in the years ended December 31, 1998, 1999 and 2000 are included in the other income (expense) for the period.

DEEMED DEBT DISCOUNTS

     As applicable, the consideration received on debt instruments issued is allocated between the debt, the fair value of detachable warrants issued with the debt and the intrinsic value of beneficial (in-the-money) conversion options. Debt is disclosed net of deemed discounts. Discounts attributable to detachable warrants are amortized to interest expense over the term of the debt. Discounts attributable to a beneficial conversion option are amortized over the period to the initial conversion date. Amortization is calculated by the effective interest method.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS") "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of Cubist.

C. BUSINESS COMBINATIONS

TERRAGEN DISCOVERY INC.

     On October 23, 2000, Cubist indirectly through its subsidiary C&T Acquisition Corporation acquired all of the issued and outstanding common and preferred shares of TerraGen, and assumed all of the outstanding options, warrants and convertible debentures of TerraGen, by issuing 334,933 shares of Cubist common stock and causing C&T Acquisition Corporation to issue 178,491 exchangeable shares. Each common share of TerraGen was exchanged, at the election of the holder, for either 0.021323 exchangeable shares or 0.021323 shares of Cubist common stock and each preferred share was exchanged, at the election of the holder, for either 0.030386 exchangeable shares or 0.030386 shares of Cubist common stock. The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, for shares of Cubist common stock. All exchangeable shares that remain outstanding will be automatically exchanged for Cubist common stock on October 23, 2002. The options, warrants and convertible debentures of TerraGen assumed by Cubist pursuant to the acquisition are exercisable for 94,605 shares of Cubist common stock. This acquisition had been accounted for using the pooling-of-interests method of accounting. The balances as at December 31, 1999 and the results for the years ended December 31, 1998 and 1999 have been restated to include the balances and results of C&T Acquisition Corporation and TerraGen and its subsidiaries. The financial results for the year ended December 31, 2000 include the results of the previously separate businesses for the nine months ended September 30, 2000 prior to the consummation of the transaction. Revenue and net loss from the previously separate operations of Cubist and TerraGen were revenues of $2,496,247 and $1,760,573 and net loss of $23,171,029 and $3,737,752, respectively in the nine months ended September 30, 2000, which are included in these consolidated financial statements. Results on a stand-alone basis were as follows:

        YEAR ENDED                                                          COMBINED
     DECEMBER 31, 1998           CUBIST                TERRAGEN               RESTATED
- -------------------------    -----------------    -------------------    --------------------
Revenue                            $1,634,199                $39,953              $1,674,152
Operating loss                   (12,350,323)            (2,783,911)            (15,134,234)
Net loss                         (11,825,006)            (2,564,590)            (14,389,596)
Net loss per share                     (0.97)                (15.03)                  (1.16)

         YEAR ENDED                                                         COMBINED
     DECEMBER 31, 1999           CUBIST                TERRAGEN               RESTATED
- -------------------------    -----------------    -------------------    --------------------
Revenue                            $5,353,379             $1,493,005              $6,846,384
Operating loss                   (18,295,676)            (6,793,875)            (25,089,551)
Net loss                         (17,813,510)            (6,308,351)            (24,121,861)
Net loss per share                     (0.99)                (15.21)                  (1.31)


There were no intercompany transactions between the two companies prior to consummation of the transaction.

CHROMAXOME CORPORATION

     On March 17, 1999 Cubist's Canadian subsidiary purchased substantially all of the assets of ChromaXome Corporation under an asset purchase agreement dated March 12, 1999, among Cubist, Trega Biosciences and ChromaXome Corporation ("ChromaXome"). The consideration paid, excluding acquisition costs, for the assets acquired consisted of approximately $2 million in cash, notes payable of approximately $3 million and 18,231 shares of common stock having an estimated fair value of $673,405. The notes payable bore interest at a rate of 9.5% and were repaid prior to December 31, 2000.

XENOVA DISCOVERY

     On April 8, 1999 Cubist's Canadian subsidiary purchased substantially all of the assets of Xenova Discovery Ltd. under an asset purchase agreement dated April 8, 1999, among Cubist, Xenova Group PLC ("Xenova Group") and Xenova Discovery Ltd. ("Xenova"). The consideration paid, excluding acquisition costs, for the assets acquired consisted of $402,250 in cash, notes payable of $3,619,663 and 30,386 shares of common stock having an estimated fair value of $1,140,761. One note payable of $1,375,715 was due and repaid as of December 31,1999. The second note payable bears interest at a rate of LIBOR plus 1% (6.375% at December 31, 2000). The note payable is due April 8, 2002 and is repayable at any time by Cubist and may be converted into 58,282 shares of common stock at any time after 24 months from the date of closing, at the option of either Xenova Group or Cubist. The interest on the second note payable is being repaid quarterly, and at December 31, 2000 the balance outstanding was $2,243,948.

     The acquisitions of ChromaXome and Xenova have been accounted for by the purchase method with results of operations of the acquired entities included in the financial statements of Cubist from the dates of acquisition.

                                                CHROMAXOME          XENOVA            TOTAL
                                             ---------------   ---------------   ---------------
Capital assets                                      $22,806        $1,060,414        $1,083,220
Intangible assets                                 5,574,326         4,380,939         9,955,265
In-process research and development                 407,310           344,994           752,304
Liabilities assumed                                 (2,511)         (278,567)         (281,078)
                                                -----------      ------------      ------------
Net assets acquired                               6,001,931         5,507,780        11,509,711

Consideration:
               Notes payable                    (3,013,094)       (3,619,663)       (6,632,757)
               Shares issued                      (673,405)       (1,140,761)       (1,814,166)
                                               ------------      ------------      ------------
Cash (including acquisition costs)              $2,315,432          $747,356        $3,062,788
                                               ============      ============      ===========

     Acquired in-process research and development materially represents acquired tangible assets having no alternative future use outside of specified research and development activities.

     The following table reflects, on an unaudited pro forma basis, the combined results of Cubist's operations acquired for the years ended December 31, 1998 and 1999 as if all such acquisitions had taken place immediately prior to the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. No adjustments have been recorded for nonrecurring charges arising on the acquisitions. This pro forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                 1998              1999
                                                 TOTAL             TOTAL
                                                 -----             -----
Revenues                                      $ 1,674,152       $ 6,846,384
Net loss                                      $21,153,557       $25,851,246
Net loss per share                            $     (1.70)      $     (1.40)

D. INVESTMENTS

     At December 31, 1999 and 2000, all investments were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following:

                                                   1999               2000
                                                   ----               ----
     Short-term:
        Commercial Paper                      $ 7,855,515       $ 5,444,093
        Corporate Bonds                         6,725,000        69,163,590
                                              -----------       -----------
                                              $14,580,515       $74,607,683
                                              ===========       ===========
     Long-Term:
        Corporate Bonds                                --       $18,234,857
                                              -----------       -----------
                                              $        --       $18,234,857
                                              ===========       ===========

     At December 31, 2000, maturities of all investments classified as long-term were due after one year through two years.

     The carrying amounts and estimated fair values of our investments at December 31, 1999 and 2000 were as follows:

                                        1999                             2000
                                        ----                             ----
                                CARRYING          FAIR          CARRYING         FAIR
                                AMOUNT            VALUE         AMOUNT           VALUE
Cash and cash equivalents      $12,248,607     $12,248,607       $46,940,277    $46,995,641
Short-term investments          14,580,515      14,586,000        74,607,683     75,031,075
Long-term investments                   --              --        18,234,857     18,324,806

     Fair values of all marketable securities are based upon quoted market prices.

E. PROPERTY AND EQUIPMENT

     At December 31, property and equipment consisted of:

                                                   1999            2000
                                                   ----            ----
Building.................................         $    --     $34,000,000
Leasehold improvements...................       2,816,007       3,951,361
Laboratory equipment.....................       5,740,898       7,143,333
Furniture and fixtures...................         575,520         692,104
Computer equipment.......................         941,325       1,319,088
                                               -----------    -----------
                                               10,073,750      47,105,886
Less accumulated depreciation
  and amortization.......................      (5,553,699)     (6,963,806)
                                               -----------    -----------
Property and equipment, net..............      $4,520,051     $40,142,080
                                               ===========    ===========

     Depreciation and amortization expense was $1,292,050, $1,518,511, and $1,634,512 in 1998, 1999 and 2000, respectively.

     On September 8, 2000, Cubist purchased for $34 million, a new corporate headquarters building in Lexington, Massachusetts. In connection with this purchase, Cubist issued $39 million of senior convertible notes (see Note N). Cubist expects to occupy the new facility during the third quarter of 2001. Accordingly, no depreciation expense has been recorded in 2000.

F. INTANGIBLE ASSETS

     At December 31, intangible assets consisted of:

                                                      1999            2000
                                                      ----            ----
Patents......................................      $4,917,196      $5,192,577
Intellectual property and processes..........       5,038,240       4,748,769
Workforce....................................         637,559         630,628
                                                  -----------     -----------
                                                  $10,592,995     $10,571,974
Less accumulated amortization................     (1,397,842)     (3,291,912)
                                                  -----------     -----------
Intangible assets, net.......................      $9,195,153      $7,280,062
                                                  ===========     ===========

     Amortization expense was $3,340, $1,393,193, and $1,928,476 in 1998, 1999 and 2000, respectively.

G. ACCRUED EXPENSES

     At December 31, accrued expenses consisted of:

                                                  1999           2000
                                                  ----           ----
Payroll and benefits.....................       $559,181       $908,585
Drug development.........................        525,128      4,394,082
Interest.................................        240,997      1,031,333
Other....................................        453,547      1,090,576
                                              ----------    -----------
Total accrued expenses...................     $1,778,853     $7,424,576
                                              ==========     ==========

H. COLLABORATIVE RESEARCH AGREEMENTS

     In June 1996, Cubist entered into a collaborative research agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"). Under the terms of the agreement, Bristol-Myers Squibb purchased from Cubist $4,000,000 of Cubist's preferred stock upon execution of the agreement, which was subsequently converted to common stock and agreed to make payments to Cubist upon the achievement of certain milestones. In addition, Bristol-Myers Squibb reimbursed Cubist a fixed amount for research and development expenses relating to the production of certain targets and also for expenses relating to the screening of Bristol-Myers Squibb compounds against Cubist's targets over three years. Cubist recorded revenue of $1,500,000 and $500,000 in 1998 and 1999, respectively, for certain research and development revenues and milestone payments in accordance with the agreement. Bristol-Myers Squibb's exclusive research period ended in January 2000 and reimbursements of Cubist's research and development costs ceased.

     In June 1996, Cubist entered into a collaborative research agreement with Merck & Co., Inc. ("Merck"). Under the terms of the agreement, Merck paid Cubist a technology licensing fee upon execution and will pay certain milestone payments if earned. In addition, Merck reimbursed Cubist for research and development expenses relating to the production of certain targets, for expenses relating to the screening of Merck compounds against Cubist's targets, and for expenses relating to compound optimization through August 1999. Cubist recorded revenue of $106,667 and $2,500,000 in 1998 and 1999, respectively, for certain research and development revenues and milestone payments, in accordance with the agreement.

     In September 1998, Cubist's Canadian subsidiary entered into a research and collaboration agreement with Schering-Plough Research Institute to access Cubist's recombinant library to discover novel leads with potential activity in the anti-infective area. As part of the agreement, Cubist would provide library screening services to Schering-Plough for those strains provided. In exchange for these services, Schering-Plough is making research payments to Cubist. Schering-Plough was granted an exclusive, worldwide license to use any recombinant microorganism that produces a lead and an exclusive, worldwide license to all of its rights and ownership in any resulting patents. Cubist recorded revenue of $394,000 and $397,000 in 1999 and 2000, respectively, for certain research and development revenues in accordance with the agreement.

     In May 1999, Cubist's Canadian subsidiary entered into a second collaboration agreement with Schering-Plough under which Schering-Plough was granted an exclusive, worldwide license to manufacture and sell compounds resulting from screening Cubist's natural product library. In exchange for the license, Schering-Plough is making research payments and, if scientific and development milestones are achieved, Schering-Plough will make milestone payments to us. In addition, Schering-Plough will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Cubist recorded revenue of $217,000 and $731,000 in 1999 and 2000, respectively, for certain research and development revenues, in accordance with the agreement.

     On February 3, 1999, Cubist entered into a research and license agreement with Novartis Pharma AG to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis will fund a research program for a period of three years. Further, if certain scientific and development milestones are achieved, Novartis will make milestone payments. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Cubist recorded revenue of $2,041,875 and $2,750,000 in 1999 and 2000, respectively, for certain research and development revenues and milestone payments in accordance with the agreement. Upon the signing of the research and license agreement, Novartis purchased, and Cubist issued to Novartis, 797,448 shares of Common Stock for a total purchase price of $4.0 million in cash.

     On November 6, 2000, Cubist and Emisphere Technologies, entered into a research agreement to develop an oral formulation of daptomycin. Under the terms of the agreement, Cubist will pay a license fee of $500,000 upon execution of a license agreement and could pay milestone payments totaling $30 million should a product be successfully commercialized. In addition, Cubist will fund Emisphere's research and development efforts at a rate of $250,000 per full-time equivalent per year. Cubist would also pay a royalty on sales of any product resulting from the collaboration and would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.

     Cubist was a party to various other collaborative research agreements that resulted in revenues of $40,000, $882,000 and $897,000 for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 2000, accounts receivable of $363,412 is due under one of Cubist's collaborative research agreements. This amount is due from an entity that owns common stock and holds a note payable issued by Cubist.

I. LICENSE AGREEMENT

     On November 7, 1997, Cubist entered into a license agreement with Eli Lilly and Company ("Eli Lilly") which was amended on October 6, 2000, pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999 Cubist issued 56,948 shares of common stock as a milestone payment pursuant to, and in accordance with, the terms of the agreement. The value of the common stock was $250,000 and was recorded as research and development expense.

     Cubist's Canadian subsidiary and Diversa Corporation entered into a cross-license ("Cross-license Agreement") dated November 18, 1999, pursuant to which Cubist granted a co-exclusive world-wide non-royalty bearing license to certain patented technology of Cubist, subject to certain restrictions. Under the Cross-license Agreement, Diversa paid an upfront license fee of $2,500,000 and will pay annual license maintenance fees, until the patents expire. Cubist is required to repay the upfront license fee if it were to merge or be acquired prior to November 18, 2004 by a company whose primary business is DNA shuffling. No upfront license issue fee revenue was recognized in 1999 and 2000. Revenue of $100,000 was recognized in 2000 related to the annual license maintenance fee.

     On November 22, 2000, Cubist and International Health Management Associates, Inc. ("IHMA") signed a license agreement to utilize IHMA's expertise and experience in "bridge" oral drug delivery technologies to research, develop and commercialize oral forms of ceftriaxone. In exchange for such license, Cubist paid an undisclosed upfront license fee which was recorded as research and development expense in 2000, and if certain drug development milestones are achieved, Cubist will pay milestone payments. Cubist will also be required to pay royalties to IHMA on worldwide sales of any oral formulation of ceftriaxone.

J. FINANCINGS

     On May 1, 1997, Cubist's Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $3.5 million (less financing costs of $41,664) by issuing 88,848 shares of common stock, along with 44,424 warrants exercisable for common stock at $56.28 Cdn per share. On October 8, 1998 there was a second closing of this private placement financing resulting in Cubist raising an additional $3.2 million by issuing 88,848 shares of Cubist common stock, along with 44,424 warrants exercisable for Cubist common stock at $56.28 Cdn per share. These warrants were exercisable immediately and expire on May 1, 2001. In connection with the pooling-of-interests transaction consummated on October 23, 2000 between Cubist and TerraGen, the exercise price for all warrants outstanding as of that date was set at a United States dollar equivalent of $37.25 per share.

     In December 1998, the stockholders of Cubist's Canadian subsidiary authorized the exchange of all the then outstanding warrants to purchase common stock issued in connection with the May 1997 and October 1998 private placement financing for common stock on a 3 for 1 basis, for no additional consideration. Under these terms, 87,936 warrants were exchanged for 29,312 shares of common stock on December 31, 1998.

     On September 23, 1998, Cubist completed a private placement financing with investors and raised approximately $13.6 million (less financing costs of approximately $901,000) by issuing 6,065,560 shares of common stock at $2.25 per share, along with 3,032,783 warrants exercisable for common stock at $2.25 per share. The warrants are exercisable at any time until September 23, 2003. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital.

     On March 15, 1999, Cubist's Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $5.2 million, (less financing costs of $9,200,) by issuing 142,157 shares of common stock.

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


K. STOCKHOLDERS' EQUITY

WARRANTS

     In February 1999, Cubist issued to Bridge Technology Group a warrant exercisable for 25,000 shares common stock at $4.31 per share. The value of the warrant was determined using the Black-Scholes option-pricing model. Cubist recorded general and administrative expense of $70,680 and $6,427 in 1999 and 2000, respectively. The warrant was exercised during the year ended December 31, 2000.

NOTES RECEIVABLE FROM RELATED PARTIES

     Cubist accepted a promissory note from the Chief Executive Officer in consideration for the preferred stock issued to him in 1997. The note fell due in equal quarterly installments of $10,000 commencing on March 31, 1998. On October 14, 1999 the principal amount of this note was paid in full.

     In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. The aggregate principal amount of this note at December 31, 2000 is $337,500 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note has an annual interest rate of 4% and is due on September 25, 2002. The note is being forgiven in three equal annual installments of $168,750, contingent upon the Senior Vice President's continued employment, until September 2002.

     On September 18, 2000, Cubist accepted a promissory note of $250,000 from the Chief Executive Officer. This note has an annual interest rate of 6.15% and is due on March 31, 2002. In the event the note is repaid prior to December 31, 2001, no interest will be charged.


L. STOCK OPTIONS

     Under the Cubist 1993 Amended and Restated Stock Option Plan, options to purchase 5,085,181 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2000, there were 1,156,641 shares available for future grant.

     Under the Cubist 2000 Nonstatutory Stock Option Plan, options to purchase 1,000,000 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2000, there were 1,000,000 shares available for future grant.

     Under the TerraGen Discovery Inc. Employee Stock Option Plan, incentive and non-qualified stock options may be granted to United Kingdom and Canadian employees, directors and consultants. Options typically vest ratably over a maximum four-year period and expire ten years from the date of grant. In connection with the acquisition by Cubist, Cubist assumed the TerraGen plan and all of the TerraGen options were converted at the acquisition exchange ratio of
0.021323 per share of common stock into options to acquire common stock of Cubist. The assumed options are exercisable upon the same terms and conditions as provided in the TerraGen plan except that the assumed options are exercisable for shares of Cubist common stock upon payment of the revised exercise price in United States dollars.

     Had compensation costs for Cubist's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, Cubist's net loss and loss per share for the years ended December 31, 1998, 1999 and 2000 would have been increased to the pro forma amounts indicated below:

                                 1998                            1999                          2000
                                 ----                            ----                          ----
                      NET LOSS         BASIC AND      NET LOSS         BASIC AND      NET LOSS         BASIC AND
                      --------        ----------      --------        ----------      --------         ---------
                                    DILUTED LOSS                    DILUTED LOSS                    DILUTED LOSS
                                    ------------                    ------------                    ------------
                                       PER SHARE                       PER SHARE                       PER SHARE
                                       ---------                       ---------                       ---------
As Reported.......  $(14,389,596)        $(1.16)     $(24,121,861)       $(1.31)     $(44,300,576)       $(1.68)
Pro forma.........  $(15,656,293)        $(1.26)     $(26,713,559)       $(1.45)     $(59,918,426)       $(2.27)

     The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 1998:

                                                         CUBIST              TERRAGEN
                                                         ------              --------
Expected stock price volatility                            97%                113%
Risk free interest rate                                   4.7%               5.01%
Expected annual dividend yield per share                    0%                  0%
Expected life of options                                    4 years          3.65 years

     The following weighted-average assumptions were used for fiscal 1999:

                                                            CUBIST            TERRAGEN
                                                            ------            --------
Expected stock price volatility                              74%                 102%
Risk free interest rate                                     5.3%                5.10%
Expected annual dividend yield per share                      0%                   0%
Expected life of options                                      7 years           3.82 years

     The following weighted-average assumptions were used for fiscal 2000:

                                                            CUBIST AND TERRAGEN
                                                            -------------------
Expected stock price volatility                                  87%
Risk free interest rate                                         6.2%
Expected annual dividend yield per share                          0%
Expected life of options                                          7 years

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

     A summary of the status of Cubist's stock option plan as of December 31, 1998, 1999 and 2000, and changes during each of the years then ended, is presented below:


                                                  1998                         1999                         2000
                                                  ----                         ----                         ----
                                                        WAEP*                         WAEP*                        WAEP*
                                           NUMBER     PER SHARE        NUMBER       PER SHARE         NUMBER      PER SHARE
                                           ------     ---------        ------       ---------         ------      ---------
Balance at January 1................       809,910      $4.98        1,535,810         $4.01        2,006,829        $5.11
Granted.............................     1,010,484       4.10          887,866          6.57        1,316,403        36.09
Exercised...........................        (3,642)     (1.23)        (140,420)        (2.94)        (347,731)       (3.94)
Canceled............................      (280,942)     (7.20)        (276,427)        (3.97)         (54,606)      (29.57)
                                         ----------     ------        ---------        ------       ----------      -------
Balance at December 31..............     1,535,810      $4.01        2,006,829         $5.11        2,920,895       $18.75
                                         =========                   =========         =====        =========       ======
Weighted average grant-date fair
   value of options granted during
   the year:
   Exercise price greater than
      grant date stock fair value...         $20.18                      $22.66                             --
   Exercise price equals grant date
      stock fair value..............          $2.42                       $3.72                         $26.70
   Exercise price less than grant
      date stock fair value.........             --                       $7.94                         $30.64

*    Weighted-average exercise price

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                   -------------------                          -------------------
RANGE OF                   NUMBER          REMAINING     WEIGHTED-AVERAGE        NUMBER   WEIGHTED-AVERAGE
EXERCISE PRICES       OUTSTANDING   CONTRACTUAL LIFE       EXERCISE PRICE   EXERCISABLE     EXERCISE PRICE
- ---------------       -----------   ----------------     ----------------   -----------   ----------------
$.007--$1.96.........      157,736      5.2 years             $1.80           157,736          $ 1.80
$2.25--$5.00.........      908,678      8.0 years              3.21           327,314            3.04
$5.25--$7.00.........      310,337      6.9 years              5.80           201,334            5.87
$8.00--$11.625.......      641,244      8.9 years             11.10           142,423           10.83
$30.00--$63.375......      902,900      9.3 years             47.40           100,557           52.80
                           -------      ---------            ------          --------          ------
                         2,920,895      8.3 years            $18.75           929,364          $10.02
                         =========      =========            ======          ========          ======

     Cubist records deferred compensation for stock options issued with exercise prices below the fair value of common stock as of the measurement date. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the stock options. Compensation expense of $0, $43,945, and $697,966 was recognized in 1998, 1999 and 2000, respectively.

M. COMMITMENTS AND CONTINGENCIES

     Cubist leases its facilities under operating lease agreements, which extend through 2010. Certain of these leases contain renewal options and provisions that adjust the base payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance. In 1993, Cubist provided a security deposit of $100,000 upon execution of a lease. The security deposit bears interest in a segregated account, and was partially refunded ($79,000 plus interest) on the fifth anniversary, and is fully refundable plus interest within thirty days after the expiration of the lease, provided no event of default has occurred. In 1995, Cubist entered into an agreement with the landlord under which the landlord provided financing of $345,500 to Cubist for expansion of the facility, which was payable in equal monthly installments of $7,685 over five years with an annual interest rate of 12% through February 2000. No additional security deposit was required. At December 31, 2000, there was no outstanding principal balance.

         Cubist leases certain equipment under long-term capital leases. The cost of this equipment included in fixed assets was approximately $2,395,481 and $1,795,888, with associated accumulated depreciation of approximately $1,335,134 and $1,288,754, at December 31, 1999 and 2000, respectively. Cubist intends to purchase all of the leased equipment at a price to be negotiated at lease end. Future lease payments for non-cancelable leases for the respective years ended December 31 are as follows:


                                                            OPERATING LEASES    CAPITAL LEASES
                                                            ----------------    --------------
2001...................................................          1,364,085            696,400
2002...................................................          1,144,774            340,157
2003...................................................          1,025,382                --
2004...................................................            562,500                --
2005 and thereafter....................................          3,525,000                --
                                                                 ---------            ------
       Total minimum lease payments....................         $7,621,741        $1,036,557
                                                                ----------        ----------
       Less amount representing interest payments......                             (102,704)
                                                                                  ----------
       Present value of minimum lease payments.........                              933,853
       Less current portion............................                             (615,880)
                                                                                  ----------
       Long-term obligation............................                           $  317,973
                                                                                  ==========

     Lease payments under operating leases were $459,481, $763,503 and $906,889 in 1998, 1999 and 2000, respectively are approximately $20 million.

     Cubist is party to various agreements, including those related to clinical trial management, for which noncancelable minimum future payments due during the year ended December 31, 2001 are approximately $20 million.


N. LONG TERM DEBT

                                                                                              1999             2000
                                                                                              ----             ----
Note payable issued in conjunction with the acquisition of ChromaXome (Note C)...         $1,000,000       $       --
Note payable issued in conjunction with the acquisition of Xenova (Note C).......          2,400,440        2,243,948
Convertible debentures, net of deemed discount...................................            886,884               --
Term loan agreement .............................................................          1,139,578        2,643,642
Notes payable to MM Venture Finance Partnership..................................                 --        1,062,079
Senior convertible notes.........................................................                 --       39,000,000
Other............................................................................             15,193               --
                                                                                         -----------      -----------
                                                                                           5,442,095       44,949,669
       Less current portion......................................................         (2,490,231)      (1,692,340)
                                                                                         -----------      -----------
       Long-term obligation......................................................         $2,951,864      $43,257,329
                                                                                          ----------      -----------

     During March 1999, Cubist entered into a term loan agreement with a bank under which Cubist is able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, Cubist increased its term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (9.03% at December 31, 2000). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At December 31, 2000, there were no amounts available for borrowing under the term loan agreement.

     On November 16, 1999, Cubist's Canadian subsidiary issued convertible debentures of $1,625,000 Cdn. The convertible debentures bear interest at a rate of 12% collateralized by all present and after-acquired property of the former TerraGen Discovery Inc. The convertible debentures were convertible into common stock at the option of the holder at $37.25 per share. On March 31, 2000, Cubist issued 30,176 shares of common stock upon conversion of the convertible debentures principal and related interest. In connection with the issuance of the convertible debentures, Cubist issued warrants to purchase 49,377 shares of common stock at $37.25 per share. The warrants became exercisable on December 31, 1999 and expire November 16, 2004.

     The estimated value of the detachable warrants of $323,000 was recorded as a discount on the convertible debentures and was amortized to interest expense over the term of the debt using the effective interest method. Interest expense of $108,000 and $215,000 was recorded in 1999 and 2000, respectively.

     The convertible debenture has a beneficial conversion feature valued at $264,300, equal to the aggregate excess market value of the underlying common stock at the agreement date over the conversion rate. The beneficial conversion feature was recorded as additional paid-in capital and recognized on issuance as interest expense, as the debenture was immediately convertible to common stock.

     On January 17, 2000, Cubist's Canadian subsidiary issued notes payable to MM Venture Finance Partnership ("MM") totaling $2,000,667. The notes payable bear interest at 14.4% and is being repaid over 36 months through January 17, 2003. The assets of the former TerraGen Discovery Inc., including its patents, were pledged as collateral for the loan. In addition, MM received and later exercised warrants to purchase 22,790 shares of common stock for gross proceeds of $606,665. The estimated value of the detachable warrants of $658,606 was recorded as a discount on the notes payable and is being amortized to interest expense over the term of the note payable using the effective interest method. Interest expense of $138,400 was recorded in 2000.

     On September 8, 2000, Cubist issued $39,000,000 of senior convertible notes to John Hancock Life Insurance company to finance the purchase of a new corporate headquarters building in Lexington, Massachusetts, which serves as the collateral for senior convertible notes. The senior convertible notes are convertible, at the option of the holder, into common stock at a price equal to $63.8625 per share. The senior convertible notes bear interest at a rate of 8.5% per year and Cubist is required to make semi-annual interest payments on the outstanding principal balance. The senior convertible notes are redeemable by Cubist at any time on or after September 8, 2003 at 103% of the principal amount outstanding as of the redemption date. In the event of a change in control, as defined in senior convertible note agreements, the holders could require Cubist to repurchase senior convertible notes at 100% of the outstanding principal and interest. The deferred costs associated with the sale of the senior convertible notes were $1,324,605 of which $81,029 was amortized to interest expense in 2000.

     At December 31, 2000, payments of principal and interest on existing debt were due as follows:

Fiscal year ending December 31,
2001......................................     $ 5,100,848
2002......................................       7,746,637
2003......................................       4,158,938
2004......................................       3,315,000
2005......................................      41,486,250
                                                ----------
Total payments............................      61,807,673
Less amounts representing interest........     (16,858,004)
                                              ------------
Total debt................................     $44,949,669
Less current portion......................      (1,692,340)
                                               -----------
                                               $43,257,329
                                               ===========




O. EMPLOYEE BENEFITS

     Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the United States are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. Cubist contributes a matching amount in cash of up to 1.5% of a participant's total compensation or $500 annually, whichever is less, or a match in common stock up to 4.5% of a participant's total compensation or 75% of a participant's total contribution annually, whichever is less. Matches distributed in common stock have immediate vesting. Cubist contributed $6,160, $5,853 and $5,227 during 1998, 1999 and 2000, respectively. Cubist issued 28,420 and 14,939 shares of common stock in 1999 and 2000, respectively, pursuant to this plan. No shares were issued prior to 1999.

     Cubist maintains a Group Registered Retirement Savings Plan ("RRSP"), independent to each employee, through a nationally recognized funds manager. Substantially all of the permanent employees in Canada are eligible to participate. Participants may contribute up to 18% of their previous years earned income, subject to certain limitations. Cubist will make a matching contribution of up to 3% of an employee's salary. Cubist's Canadian subsidiary contributed $27,639, $33,704 and $23,657 during 1998, 1999 and 2000, respectively.

     Cubist maintains a Contracted In Money Purchase Scheme for all employees in the United Kingdom. Participants many contribute up to 10% of their annual compensation to the scheme. Cubist matches contributions at a level up to 10% of an employee's salary. Cubist's United Kingdom subsidiary contributed $0, $42,083 and $50,229 during 1998, 1999 and 2000, respectively.

     Cubist instituted an employee stock purchase plan in 1998, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The plan allows participants to purchase Cubist common stock, after a pre-determined six-month period, through payroll deductions at a price 15% less than the lower of the closing price for the beginning or ending date of the purchase period. The plan allows for the issuance of 250,000 shares of common stock to eligible employees. During 1998, 1999 and 2000, Cubist issued 6,341, 11,615 and 12,827 shares of common stock, respectively, pursuant to this plan.

P. INCOME TAXES

     Net income/(loss) before income taxes for domestic and foreign operations is as follows:

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                    1998                 1999                2000
                                    ----                 ----                ----
Domestic...................... $(11,825,006)        $(17,813,510)       $(38,938,164)
Foreign.......................   (2,740,087)          (7,233,944)         (5,861,106)
                              --------------       --------------      --------------
                               $(14,565,093)        $(25,047,454)       $(44,799,270)
                              ==============       ==============      ==============


     Based on Cubist's current financial status, realization of Cubist's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset and the related valuation allowance are as follows:

                                                  1999                 2000
                                                  ----                 ----
Deferred income tax assets:
Net operating loss carryforwards...........   $ 18,654,488         $ 39,231,437
Research and development costs.............      3,754,689            3,414,689
Tax credit carryforwards...................      2,786,000            3,657,017
Deferred revenues..........................        997,630              997,630
Other, net.................................      1,041,085              963,905
                                               -----------           ----------
Total deferred tax assets..................     27,233,892           48,264,678
Valuation allowance........................    (27,233,892)         (48,264,678)
                                              ------------         ------------
Net deferred tax assets....................   $        ---         $        ---
                                              ============         ============


The following is a reconciliation between the United States federal statutory rate and the effective tax rate:

                                 1998         1999         2000
                                 ----         ----         ----
Federal statutory rate          (34.0%)      (34.0%)      (34.0%)
State taxes                      (5.1%)       (4.5%)       (5.4%)
Foreign rate differential         0.8%         1.2%         0.5%
Investment tax credit            (1.2%)       (3.7%)       (1.1%)
Valuation allowance              38.3%        37.3%        38.9%
                                -----        -----        -----
Effective tax rate               (1.2%)       (3.7%)       (1.1%)
                                =====        =====        =====

     At December 31, 2000, Cubist has U.S. federal net operating loss carryforwards of approximately $90.8 million, which begin to expire in 2007, state net operating loss carryforwards of $82.0 million, which begins to expire in 2001, and $7.5 million of foreign net operating loss carryforwards which begin to expire in 2004. Of the total net operating loss carryforwards $6.2 million relates to the exercise of stock options. The tax benefit of this amount will result in an increase in additional paid-in capital upon realization of these losses. Cubist also has federal, state and foreign credit carryforwards of $1,765,000, $1,546,000, and $170,000, respectively, which begin to expire in 2006.

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

Q. VENDOR AGREEMENTS

     In April 2000, Cubist entered into a development and supply agreement with Abbott Laboratories (Abbott) pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application (NDA) for daptomycin. Cubist has made payments in 2000 totaling $325,000 which were expensed as research and development. If the FDA approves the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five year period beginning in 2002.

     In June 2000, Cubist entered into a services agreement with Gist-brocades Holding A.G. (DSM), an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. During 2000, Cubist reimbursed $750,000 of these costs to DSM Capua and accrued an additional $846,000. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $627,000 in 2000. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

R. SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of novel antimicrobial drugs.

The following summary discloses total revenues and long-lived assets:


                                         DOMESTIC      INTERNATIONAL    CONSOLIDATED
                                         --------      -------------    ------------
    YEAR ENDED DECEMBER 31, 1998
Total revenue.......................     $1,634,199        $39,953      $1,674,152
Long-lived assets..................       3,894,005        385,598       4,279,603

    YEAR ENDED DECEMBER 31, 1999
Total revenue.......................     $5,353,379     $1,993,005      $6,846,384
Long-lived assets..................       3,626,174     10,268,317      13,894,491

    YEAR ENDED DECEMBER 31, 2000
Total revenue.......................     $3,197,766     $2,025,243      $5,223,009
Long-lived assets..................      42,019,412      8,694,443      50,713,855

S. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table contains Statement of Operations information for each quarter of 1999 and 2000. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly financial information has been restated to reflect the acquisition of TerraGen Discovery Inc., which was accounted for using the pooling-of-interests method of accounting:

                        FIRST     SECOND     THIRD     FOURTH
                       QUARTER    QUARTER    QUARTER   QUARTER
                       -------    -------    -------   -------
2000
Total revenues.......   $ 1,281    $ 1,662   $ 1,314    $    966
Net loss.............   $(8,867)   $(8,733)  $(9,308)   $(17,392)

1999
Total revenues.......   $   623    $ 1,347   $ 3,366    $ 1,510
Net loss.............   $(5,319)   $(6,703)  $(4,654)   $(7,446)

U. SUBSEQUENT EVENTS

     On January 7, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist's investigational antibacterial drug Cidecin (daptomycin for injection) and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has agreed to pay Cubist an up-front licensing fee of $13 million, and Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "PROPOSAL NO. 1 - ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2001. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     The information required with respect to this item may be found in the sections captioned "EXECUTIVE COMPENSATION" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2001. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required with respect to this item may be found in the section captioned "PRINCIPAL STOCKHOLDERS" and "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2001. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Information required with respect to this item may be found in the section captioned "CERTAIN TRANSACTIONS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2001. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents Filed As Part Of Form 10-K

1. FINANCIAL STATEMENTS.

     The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

     o    Report of Independent Accountants

     o    Balance Sheets as of December 31, 2000 and 1999

     o Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     o Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     o Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

     o    Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

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

4.3 First Amendment dated as of March 7, 2000 to the Rights Agreement, dated as of July 21, 1999 between Cubist and Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent (incorporated by reference to Exhibit
          4.2 to Cubist's Registration Statement on Form 8-A/A filed on March 9,
          2000) (File No. 000-21379)

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

10.13 Master Lease Agreement between the Registrant and Comdisco, Inc., dated as of August 30, 1993, as amended February 7, 1995, and as further amended on February 26, 1996. (Exhibit 10.16, Registration No. 333-6795)

10.14 Series B Convertible Preferred Stock Purchase Warrant between the Registrant and Comdisco, Inc., dated August 30, 1993. (Exhibit 10.17, Registration No. 333-6795)

10.15 Series C Convertible Preferred Stock Purchase Warrants between the Registrant and Comdisco, Inc., dated February 28, 1995 and February 26, 1996. (Exhibit 10.18, Registration No. 333-6795)

10.16 Series C Convertible Preferred Stock Purchase Options issued to Dr. Paul Schimmel and Dr. Julius Rebek in May 1995, as amended by certain Letter Agreements, dated October 23, 1995, between the Registrant and each of Dr. Schimmel and Dr. Rebek. (Exhibit 10.19, Registration No. 333-6795)

10.17 Amended and Restated Stockholders Rights Agreement by and among the Registrant and the parties signatory thereto. (Exhibit 10.20, Registration No. 333-6795)

10.18 Secured Promissory Note, dated as of July 21, 1994, by Scott M. Rocklage to the Registrant. (Exhibit 10.21, Annual Report on Form 10-K, filed March 31, 1997, File No. 000-21379)

10.19 Amendment to Promissory Note, dated as of July 21, 1996, by and between the Registrant and Scott M. Rocklage. (Exhibit 10.22, Annual Report on Form 10-K, filed March 31, 1997, File No. 000-21379)

10.20 Amendment to Promissory Note, dated as of December 23, 1997, by and between the Registrant and Scott M. Rocklage. (Exhibit 10.22, Annual Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

10.21 Promissory Note, dated as of October 18, 1995, by and between the Registrant and Scott M. Rocklage. (Exhibit 10.23, Annual Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

+10.22 Compound Library Screening Agreement between the Registrant and Genzyme Corporation, dated February 24, 1997. (Exhibit 10.24, Amendment to Annual Report on Form 10-K/A, filed October 22, 1998, File No. 000-21379)

+10.23 Library Sample Evaluation Agreement between the Registrant and Pharmacopeia, Inc., dated as of September 11, 1996. (Exhibit 10.25, Amendment to Annual Report on Form 10-K/A, filed October 22, 1998, File No. 000-21379)

10.24 Stock Purchase Agreement, dated July 18, 1997, between International Biotechnology Trust plc and Cubist. (Exhibit 10.27, Registration No. 333-33883)

10.25 Registration Rights Agreement, dated July 18, 1997, between International Biotechnology Trust plc and Cubist. (Exhibit 10.28, Registration No. 333-33883)

10.26 Registration Rights Agreement, dated July 18, 1997, between each of H&Q Healthcare Investors and H&Q Life Sciences Investors and Cubist. (Exhibit 10.29, Registration No. 333-33883)

10.27 Master Lease Agreement between the Registrant and Transamerica Business Credit, dated as of February 14, 1997. (Exhibit 10.33, Annual Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

+10.28 License Agreement, dated November 7, 1997, between Cubist and Eli Lilly. (Exhibit 10.3, Amendment to Quarterly Report on Form 10-Q/A, filed October 22, 1998, File No. 000-21379)

+10.29 Amendment No. 1 to Collaborative Research and License Agreement with Merck, dated as of October 30, 1997 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)

+10.30 Amendment No. 2 to Collaborative Research and License Agreement with Merck, dated as of April 30, 1998 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)

10.31 First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)

10.32 1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)

10.33 Securities Purchase Agreement, dated as of September 10, 1998 between Cubist and each of the Purchasers listed on Exhibit A thereto (Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)

10.34 Registration Rights Agreement, dated as of September 10, 1998 between Cubist and each person listed on Exhibit A thereto (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)

10.35 Common Stock Purchase Warrants, dated September 23, 1998, executed by Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)

10.36 Collaborative Research and License Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 13, 1999, File No. 000-21379)

10.37 Stock Purchase Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed May 13, 1999, File No. 000-21379)

10.38 Restated Certificate of Incorporation as amended (Exhibit 3, Quarterly Report on Form 10-Q, filed August 12, 1999,
          File No. 000-21379)

10.39 Registration Rights Agreement, dated as of October 15, 1999 between Cubist and each person listed on Exhibit A thereto (Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 12, 1999, File No. 000-21379)

10.40 Registration Rights Agreement dated as of January 27, 2000 among Cubist and each of the Investors party thereto (Exhibit 10.1, Registration No. 333-96365)

10.41 Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)

10.42 Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)

10.43 Stock Pledge Agreement dated as of September 25, 1999 by and between Alan D. Watson and Cubist (Exhibit 10.43, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)

10.44 Letter Agreement dated September 25, 1999 between Alan D. Watson and Cubist (Exhibit 10.44, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)

10.45 Secured Promissory Note dated as of September 25, 1999 by and between Alan D. Watson and Cubist (Exhibit 10.45, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)

+10.46 Manufacturing and Supply Agreement, entered into as of June 22, 2000, by and between Cubist and DSM Capua S.p.A (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)

+10.47 Services Agreement, entered into as of June 22, 2000, by and between Cubist and Gist- brocades Holding A.G. (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)

+10.48 Development and Supply Agreement dated April 3, 2000, by and between Cubist and Abbott Laboratories (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)

10.49 Clinical Services Master Agreement, dated December 1, 1999, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc.

10.50 Exhibit A to the Clinical Services Master Agreement, dated December 21, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc.

10.51     Exhibit B to the Clinical Services Master Agreement, dated
          April 12, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc.

10.52     Exhibit C to the Clinical Services Master Agreement, dated
          April 18, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc.

10.53     Exhibit D to the Clinical Services Master Agreement, dated
          May 10, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc.

10.54 Exhibit E to the Clinical Services Master Agreement, dated October 17, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc.

10.55 Contract of Monitoring Services dated, January 10, 2000, between Cubist and Clindev (Proprietary) Limited

10.56     First Amendment to Contract of Monitoring Services, dated
          June 22, 2000, between Cubist and Clindev (Proprietary) Limited

10.57     Second Amendment to Contract of Monitoring Services, dated
          December 20, 2000, between Cubist and Clindev (Proprietary) Limited

10.58 Contract Research Agreement, dated as of August 1, 2000, by and between Target Research Associates, Inc. and Cubist

10.59 Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company and Cubist

10.60 Note Purchase Agreement, dated September 8, 2000, by and between Cubist and the Purchasers listed on Schedule 1 thereto

10.61 Registration Rights Agreement, dated as of September 8, 2000, by and between John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited, Investors Partner Life Insurance Company and Cubist

10.62 Senior Convertible Promissory Note R-1, dated September 8, 2000, by and between Cubist and John Hancock Life Insurance Company

10.63 Senior Convertible Promissory Note R-2, dated September 8, 2000, by and between Cubist and John Hancock Life Insurance Company

10.64 Senior Convertible Promissory Note R-3, dated September 8, 2000, by and between Cubist and John Hancock Life Insurance Company

10.65 Senior Convertible Promissory Note R-4, dated September 8, 2000, by and between Cubist and John Hancock Variable Life Insurance Company

10.66 Senior Convertible Promissory Note R-5, dated September 8, 2000, by and between Cubist and Hare & Co.

10.67 Senior Convertible Promissory Note R-6, dated September 8, 2000, by and between Cubist and Investors Partner Life Insurance Company

10.68 Research & Development Collaboration and Option Agreement, dated as of October 4, 2000, by and between Cubist and Emisphere Technologies, Inc.

10.69 License Agreement, dated as of November 22, 2000, by and between Cubist and International Health Management Associates, Inc.

10.70 Patent Cross-License Agreement, dated as of November 18, 1999, by and between TerraGen Discovery Inc. and Diversa Corporation

10.71 Convertible Promissory Note, dated as of April 8, 1999, by and between TerraGen Diversity Inc. and Xenova Discovery Limited

10.72     Audit Committee Charter

10.73     Fourth Amendment to Amended and Restated 1993 Stock Option Plan

10.74     Fifth Amendment to Amended and Restated 1993 Stock Option Plan

10.75     Sixth Amendment to Amended and Restated 1993 Stock Option Plan

10.76     Cubist Pharmaceuticals, Inc. 2000 Nonstatutory Stock Option Plan

23.1      Consent of PricewaterhouseCoopers LLP

23.2      Consent of KPMG LLP
- -------------------------------
Unless otherwise indicated, all of the above-listed Exhibits are incorporated by reference from the Company's filing indicated.

+ Confidential Treatment granted: Omitted portions filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CUBIST PHARMACEUTICALS, INC.


                          By: /s/ Scott M. Rocklage
                             --------------------------------------------
                             Scott M. Rocklage, Ph.D.
                             Chairman of the Board of Directors and Chief
                               Executive Officer

     Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                       TITLE                          DATE
  /s/ Scott M. Rocklage                   Chairman of the Board of Directors, Chief       March 30, 2001
 ------------------------------------     Executive Officer and Director
 Scott M. Rocklage                        (Principal Executive Officer)

  /s/ Thomas A. Shea                      Vice President and Chief Financial Officer      March 30, 2001
 ------------------------------------
 Thomas A. Shea

                                          Director                                        March ___, 2001
 ------------------------------------
 Susan Bayh

  /s/ Barry M. Bloom                      Director                                        March 29, 2001
 ------------------------------------
 Barry M. Bloom

  /s/ John K. Clarke                      Director                                        March 30, 2001
 ------------------------------------
 John K. Clarke

  /s/ David Martin                        Director                                        March 29, 2001
 ------------------------------------
 David Martin

  /s/ Walter Maupay                       Director                                        March 30, 2001
 ------------------------------------
 Walter Maupay

                                          Director                                        March ___, 2001
 ------------------------------------
 Paul R. Schimmel

  /s/ John Zabriskie                      Director                                        March 30, 2001
 ------------------------------------
 John Zabriskie