Form 10-Q
period 2001-03-31
CUBIST PHARMACEUTICALS INC
filed 2001-05-15
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE PERIOD ENDED MARCH 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of May 15, 2001, there were 27,992,530 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

 ITEM                                                                                     PAGE
NUMBER                                                                                   NUMBER
PART I  Financial Statements

     1.  Consolidated Unaudited Financial Statements

         Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.........................................................    3

         Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000.................................................    4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000.......................................................    5

         Notes to the Consolidated Unaudited  Financial Statements.....................    6

     2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................   10

     3.  Quantitative and Qualitative Disclosures about Market Risk....................   14

PART II

     6.  Exhibits and Reports on Form 8-K..............................................   15

PART I

ITEM 1.  Financial Statements

                          CUBIST PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                                       MARCH 31,           DECEMBER 31,
                                                                          2001                 2000
                                                                    -----------------    ----------------
                                  ASSETS
Current assets:
     Cash and cash equivalents...................................       $44,199,149          $46,940,277
     Short-term investments......................................        75,872,699           74,607,683
     Accounts receivable ........................................           444,658              363,412
     Prepaid expenses and other current assets...................         1,480,166            2,509,766
                                                                    -----------------    ----------------
     Total current assets........................................       121,996,672          124,421,138
Property and equipment, net......................................        39,281,663           40,142,080
Intangible assets, net...........................................         6,748,250            7,280,062
Long-term investments............................................        15,292,617           18,234,857
Other assets ....................................................         6,356,162            3,291,713
                                                                    -----------------    ----------------
              Total assets.......................................      $189,675,364         $193,369,850
                                                                    =================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................................        $2,805,709           $4,541,988
     Accrued expenses............................................        11,225,577            7,424,576
     Deferred revenue............................................         5,600,000                   --
     Current portion of long-term debt...........................         1,682,905            1,692,340
     Current portion of capital lease obligations ...............           466,204              615,880
                                                                    -----------------    ----------------
              Total current liabilities  ........................        21,780,395           14,274,784
                                                                    -----------------    ----------------
Deferred revenue.................................................         8,500,000            2,500,000
Long-term debt, net of current portion...........................        42,887,327           43,257,329
Long-term capital lease obligation, net of current portion.......           261,704              317,973
                                                                    -----------------    ----------------
              Total liabilities..................................        73,429,426           60,350,086
                                                                    -----------------    ----------------

Commitments and contingencies

Stockholders' equity:

    Preferred stock, non-cumulative; convertible, $.001 par value;
     authorized 5,000,000 shares; issued and
     outstanding 2000 and 2001 no shares.........................                --                   --
   Common stock - $.001 par value; authorized: 50,000,000
     shares; 27,949,797 and 27,757,900 shares issued and
     outstanding as of March 31, 2001 and
     December 31, 2000, respectively.............................            27,950               27,758
   Additional paid-in capital....................................       241,839,178          241,010,543
   Accumulated deficit  .........................................      (125,784,685)        (108,182,032)
   Accumulated other comprehensive income........................           163,495              163,495
                                                                    -----------------    ----------------
              Total stockholders' equity.........................       116,245,938          133,019,764
                                                                    -----------------    ----------------

                 Total liabilities and stockholders' equity......      $189,675,364         $193,369,850
                                                                    =================    ================

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                        UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                       -------------------------------------------

                                                               2001                   2000
                                                       ------------------    --------------------
Revenue                                                     $2,379,365             $1,280,703

Operating expenses:
         Research and development.................          16,413,576              8,820,012
         General and administrative...............           4,509,746              1,788,787
                                                        -------------------    --------------------
             Total operating expenses.............          20,923,322             10,608,799


Interest income...................................           2,378,840                919,396

Interest expense..................................          (1,103,062)              (458,535)

Unrealized foreign currency loss..................            (334,474)                    --
                                                        -------------------    --------------------

Net loss..........................................        ($17,602,653)           ($8,867,235)
                                                        ===================    ====================

Basic and diluted net loss per common share........             ($0.63)                ($0.38)
                                                        ===================    ====================
Weighted average number of common shares
outstanding for basic and diluted net loss
per common share...................................         27,915,084             23,192,856
                                                        ===================    ====================





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                        UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           ----------------------------------------
                                                                                 2001                  2000
                                                                                 ----                  ----
Cash flows used for (from) operating activities:
   Net loss......................................................            $(17,602,653)          $(8,867,235)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................               1,496,537               760,842
     Deemed discount amortization on convertible debentures......                      --               298,723
     Unrealized foreign exchange loss, net.......................                 334,474
     Gain on the sale of investments.............................                 (52,475)                   --
     Changes in assets and liabilities:
          Accounts receivable....................................                  23,985               161,781
          Investment tax credits receivable......................                      --               926,699
          Prepaid expenses and other current assets..............                 893,120            (1,118,053)
          Other assets...........................................              (3,130,759)             (755,366)
          Accounts payable and accrued expenses..................               2,103,912             1,389,765
          Deferred revenue.......................................              11,600,000                    --
                                                                           -----------------     -----------------
            Total adjustments....................................              13,268,794             2,004,403
                                                                           -----------------     -----------------
           Net cash used for operating activities................              (4,333,859)           (6,862,832)
                                                                           -----------------     -----------------

Cash flows for (from) investing activities:
   Purchases of property and equipment...........................                (126,273)             (940,549)
   Purchases of investments.....................................               (2,802,392)          (22,858,044)
   Maturities of investments.....................................               4,532,091             8,399,182
                                                                           -----------------     -----------------
          Net cash provided by (used for) investing activities...               1,603,426           (15,399,411)
                                                                           -----------------     -----------------

Cash flows for (from) financing activities:
   Proceeds from sale of common stock and exercise
    of stock options and warrants, net...........................                 516,855            54,053,980
   Repayments of long term debt..................................                (223,929)             (802,635)
   Proceeds from long term debt, net ............................                       -             2,203,102
   Principal payments of capital lease obligations...............                (201,985)             (193,605)
                                                                           -----------------     -----------------
          Net cash provided by financing activities..............                  90,941            55,260,842
                                                                           -----------------     -----------------

Net increase(decrease) in cash and cash equivalents..............              (2,639,492)           32,998,599

Effect of changes in foreign exchange rates on cash balances...                  (101,636)              (33,901)

Cash and cash equivalents, beginning of period...................              46,940,277            12,248,607
                                                                           -----------------     -----------------

Cash and cash equivalents, end of period.........................          $   44,199,149        $   45,213,305
                                                                           -----------------     -----------------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                        UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


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

         On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen Discovery Inc., ("TerraGen") a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, Cubist acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. This transaction was accounted for using the pooling-of-interest method of accounting. The accompanying consolidated financial statements of Cubist for the three months ended March 31, 2000 have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

B.   ACCOUNTING POLICIES

     BASIS OF PRESENTATION
         The accompanying consolidated financial statements include the accounts of Cubist and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. These unaudited condensed financial statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with Cubist's audited financial statements and related footnotes for the year ended December 31, 2000 which are included in Cubist's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 2, 2001.

     NET LOSS PER COMMON SHARE
          Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At March 31, 2001 and 2000 options to purchase 3,797,784 and 2,510,661 shares of common stock, respectively, warrants to purchase 1,578,652, and 2,255,001 shares of common stock, respectively, and convertible debt and notes payable convertible into 58,282 and 668,969 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

C.  VENDOR AGREEMENTS

         In April 2000, Cubist entered into a development and supply agreement with Abbott Laboratories (Abbott) pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application (NDA) for daptomycin. Cubist has made payments as of March 31, 2001 totaling $450,000 which were expensed as research and development. If the FDA approves the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five-year period beginning in 2002.

         In June 2000, Cubist entered into a services agreement with Gist-Brocades Holding A.G. (DSM), an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist began making a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. As of March 31, 2001, Cubist has reimbursed $1,596,000 of these costs to DSM Capua and accrued an additional $1,930,000. These costs are being recorded as other assets and will be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $320,000 and $82,000 in the three months ended March 31, 2000 and 2001, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

D.   OTHER COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss consists of foreign currency translation adjustments and net loss.


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2001              2000
                                                       ----              ----
Net loss                                           $17,602,653        $8,867,235

Other comprehensive loss:
    Foreign currency translation                            --            40,018
                                                   -----------        ----------
Comprehensive loss                                 $17,602,653        $8,907,253
                                                   ===========        ==========

E.   LICENSE AGREEMENT

         On January 7, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist's investigational antibacterial drug Cidecin (daptomycin for injection) and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period, of 2 years and 5 years, respectively. Revenue of $1,400,000 was recognized in the three months ended March 31, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

F.   SUBSEQUENT EVENT

         On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead Sciences, Inc., following the successful completion of Study 9901, Cubist's pivotal Phase III trial examining the safety and efficacy of its investigational antibiotic Cidecin (daptomycin for injection) in the treatment of complicated skin and soft tissue infection caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) THE COMPANY'S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES AND COMMERCIALIZATION, (II) THE COMPANY'S ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, (III) THE COMPANY'S ABILITY TO ATTRACT AND/OR MAINTAIN MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS,(IV) THE COMPANY'S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS, AND (V) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.


OVERVIEW

         Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by bacteria and fungi resistant to commercially available drugs. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $125.8 million through March 31, 2001. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities.

         On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen Discovery Inc., ("TerraGen") a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, we acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. Pursuant to the acquisition, we indirectly through C&T Acquisition Corporation acquired all of the issued and outstanding common and preferred shares of TerraGen, and assumed all of the outstanding options, warrants and convertible debentures of TerraGen, by issuing 334,933 shares of our common stock and causing C&T Acquisition Corporation to issue 178,491 exchangeable shares. The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, subject to certain adjustments, for shares of our common stock. All exchangeable shares that remain outstanding will be automatically exchanged for shares of our common stock on October 23, 2002. The options, warrants and convertible debentures of TerraGen assumed by us pursuant to the acquisition are exercisable or convertible for 94,605 shares of our common stock. This acquisition has been accounted for using the pooling-of-interests method of accounting. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements of Cubist relating to the three months ended March 31, 2000 have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

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

         In April 2000, we entered into a development and supply agreement with Abbott Laboratories pursuant to which Abbott has agreed to assist us in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to us, daptomycin as a parenteral formulation. Under the terms of this agreement, we agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved New Drug Application, or NDA, for daptomycin. We made payments totaling $450,000 as of March 31, 2001 which were expensed as research and development. If the FDA approves the daptomycin NDA, we will purchase minimum annual quantities of drug product from Abbott over a five-year period beginning in 2002.

         In June 2000, Cubist entered into a services agreement with Gist-brocades Holding A.G. (DSM), an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist began making a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. As of March 31, 2001, Cubist has reimbursed $1,596,000 of these costs to DSM Capua and accrued an additional $1,930,000. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $320,000 and $82,000 in the three months ended March 31, 2000 and 2001, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

         On September 8, 2000, we announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. We believe this should increase our operating efficiencies to better meet our corporate goals and objectives and plan to relocate to the facilities in the third quarter of 2001. To finance the purchase, we issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of its principal amount outstanding.

         On January 6, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist's investigational antibacterial drug Cidecin (daptomycin for injection) and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period, of 2 years and 5 years, respectively. Revenue of $1,400,000 was recognized in the three months ended March 31, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         REVENUES. Total revenues in the three months ended March 31, 2001 were $2,380,000 compared to $1,281,000 in the three months ended March 31, 2000, an increase of $1,099,000 or 85.8%. The revenue earned in the three months ended March 31, 2001 consisted of $1,400,000 in license fee revenue from Gilead; $886,000 in research support funding from the Novartis and other collaborations; and $94,000 in funding from SBIR grants. The revenue earned in the three months ended March 31, 2000 consisted of $962,000 in research support funding from the Novartis and other collaborations; and $319,000 in funding from SBIR grants.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended March 31, 2001 were $16,414,000 compared to $8,820,000 in the three months ended March 31, 2000, an increase of $7,594,000 or 61%. The increase was largely due to increased clinical trial and clinical material manufacturing costs related to Cidecin development and the additional personnel and purchases required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended March 31, 2001 were $4,510,000 compared to $1,789,000 in the three months ended March 31, 2000, an increase of $2,721,000 or 152.1.%. The increase was largely due to increased personnel costs and recruiting expenses and increased costs associated with our marketing program.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended March 31, 2001 was $2,379,000 compared to $902,000 in three months ended March 31, 2000, an increase of $1,459,000 or 158.6%. The increase in interest income was due primarily to a higher average cash, cash equivalent and investment balances during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Interest expense in the three months ended March 31, 2001 was $1,103,000 as compared to $459,000 during the three months ended March 31, 2000 due to increased long-term debt.

         NET LOSS. The net loss during the three months ended March 31, 2001 was $17,603,000 compared to $8,867,000 during the three months ended March 31, 2000, an increase of $8,736,000 or 98.5%. The increase was primarily due to additional expenses incurred associated with the development of Cidecin.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalents and investments balance at March 31, 2001 was $135,364,000 compared to $139,783,000 at December 31, 2000.

         Since inception through March 31, 2001, we have invested an aggregate of $47,738,000 (of which $632,000 was invested during the three months then ended) in property and equipment, primarily in building, leasehold improvements and laboratory equipment under capital leases. The obligations under capital leases at March 31, 2001 were $728,000. Minimum annual payments due under capital leases total $302,000 in 2001. Principal payments are scheduled to decline each year thereafter until expiration in 2002. We made principal payments under our capital lease obligations of $202,000 in the three months ended on March 31, 2001. We expect our capital expenditures to be approximately $12,400,000 for the remainder of 2001 consisting of leasehold improvements, laboratory equipment and information technology purchases.

          During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (9.23% at March 31, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At March 31, 2001, borrowings outstanding totaled $2,534,715.

         On November 16, 1999, our Canadian subsidiary issued $1.6 million Cdn of convertible debentures and warrants to purchase 16,458 shares of common stock. The convertible debentures bore interest at a rate of 12% and were payable on March 31, 2000. On March 31, 2000, the convertible debentures and related interest were converted to 30,176 shares of common stock.

         On January 17, 2000, our Canadian subsidiary issued a note payable totaling $2,006,667 and warrants to purchase 22,790 shares of common stock. The note payable bears interest at 14.4% and is repayable over 36 months to January 17, 2003. The warrants were exercised in 2000 resulting in gross proceeds of $599,000. At March 31, 2001, the note payable balance was $827,552.

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

         On September 8, 2000, we announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. We believe this should increase our operating efficiencies to better meet our corporate goals and objectives and plan to relocate to the facilities in the third quarter of 2001. To finance the purchase, we issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of its principal amount outstanding.

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

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 -- Marketing, Distribution and Development Agreement
                          by and between Cubist and Gilead Sciences, Inc. dated as of January 6, 2001
                  -------------

                                    SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      CUBIST PHARMACEUTICALS, INC.


         May 15, 2001                 By: /s/ THOMAS A SHEA
                                          ----------------------------------
                                          Thomas A. Shea,
                                          Chief Financial Officer
                                          (AUTHORIZED OFFICER AND PRINCIPAL
                                          FINANCE AND ACCOUNTING OFFICER)