Form 10-Q
period 2001-06-30
CUBIST PHARMACEUTICALS INC
filed 2001-08-14
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE PERIOD ENDED JUNE 30, 2001

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 14, 2001, there were 28,133,980 shares outstanding of Cubist's common stock, $0.001 par value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX


 ITEM                                                                                                            PAGE
NUMBER                                                                                                          NUMBER

PART I.           FINANCIAL INFORMATION

       Item 1.    Consolidated Unaudited Financial Statements

                      Consolidated Balance Sheets as of June 30, 2001
                      and December 31, 2000...............................................................        3

                      Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 and the six months ended
                      June 30, 2001 and 2000..............................................................        4

                      Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2001 and 2000..............................................................        5

                      Notes to the Consolidated Unaudited Financial Statements............................        6

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.............................................................        8

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................       14


PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings.......................................................................       14

       Item 2.    Changes in Securities and Use of Proceeds...............................................       14

       Item 4.    Submission of Matters to a Vote of the Security Holders.................................       14

       Item 6.    Exhibits and Reports on Form 8-K........................................................       14


                          CUBIST PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2001                2000
                                                                               -----------------    ----------------
                                  ASSETS
Current assets:
     Cash and cash equivalents.........................................            $46,098,309          $46,940,277
     Short-term investments, held to maturity..........................             65,089,620           74,607,683
     Accounts receivable ..............................................                327,736              363,412
     Prepaid expenses and other current assets.........................              1,227,532            2,509,766
                                                                               -----------------    ----------------
     Total current assets..............................................            112,743,197          124,421,138

Property and equipment, net............................................             42,776,407           40,142,080
Intangible assets, net.................................................              6,356,404            7,280,062
Long-term investments, held to maturity................................              5,158,341           18,234,857
Other assets ..........................................................              6,289,852            3,291,713
                                                                               -----------------    ----------------
              Total assets.............................................           $173,324,201         $193,369,850
                                                                               =================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................             $1,494,691           $4,541,988
     Accrued clinical trial expenses...................................             10,453,360            3,298,459
     Accrued expenses, other...........................................              3,758,782            4,126,117
     Deferred revenue..................................................              5,600,000                   --
     Current portion of long-term debt.................................              1,736,835            1,692,340
     Current portion of capital lease obligations .....................                343,188              615,880
                                                                               -----------------    ----------------
              Total current liabilities  ..............................             23,386,856           14,274,784
                                                                               -----------------    ----------------
Deferred revenue.......................................................              7,100,000            2,500,000
Long-term debt, net of current portion.................................             40,401,686           43,257,329
Long-term capital lease obligation, net of current portion.............                273,870              317,973
                                                                               -----------------    ----------------
              Total liabilities........................................             71,162,412           60,350,086
                                                                               -----------------    ----------------

Stockholders' equity:

   Preferred stock, non-cumulative; convertible, $.001 par value;
     authorized 5,000,000 shares; no shares issued and outstanding
     2001 and 2000....................................................                      --                   --
   Common stock, $.001 par value; authorized 50,000,000 shares;
     28,087,357 and 27,757,900 shares issued and outstanding as of
     June 30, 2001 and December 31, 2000, respectively.................                 28,087               27,758
   Additional paid-in capital..........................................            244,586,850          241,010,543
   Accumulated deficit  ...............................................           (142,616,643)        (108,182,032)
   Accumulated other comprehensive income..............................                163,495              163,495
                                                                               -----------------    ----------------
               Total stockholders' equity..............................            102,161,789          133,019,764
                                                                               -----------------    ----------------

              Total liabilities and stockholders' equity...............           $173,324,201         $193,369,850
                                                                               =================    ================


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                        UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                            ------------------------------------   -----------------------------------
                                                  2001               2000                2001              2000
                                            -----------------  -----------------   -----------------  ----------------

Revenues                                        $3,348,643          $1,661,728         $5,728,008         $2,942,431

Operating expenses:
         Research and development               16,576,087          10,663,695         32,989,663         19,483,707
         General and administrative              4,407,984           2,403,298          8,917,730          4,192,085
                                            -----------------   ----------------   -----------------  ----------------
             Total operating expenses           20,984,071          13,066,993         41,907,393         23,675,792


Interest income                                  1,943,230           2,450,855          4,322,070          3,370,251
Interest expense                                (1,095,673)           (104,258)        (2,198,735)          (562,793)
Foreign currency loss                              (44,087)                  -           (378,561)                 -
                                            -----------------   ----------------   -----------------  ----------------

Net loss before income taxes                  ($16,831,958)        ($9,058,668)      ($34,434,611)      ($17,925,903)
                                            -----------------   ----------------   -----------------  ----------------
Income tax benefit related to Canadian
operations                                               -             324,935                  -            324,935
                                            -----------------   ----------------   -----------------  ----------------

Net loss                                      ($16,831,958)        ($8,733,733)      ($34,434,611)      ($17,600,968)
                                            =================   ================   =================  ================
Basic and diluted net loss per common
share                                               ($0.60)             ($0.32)            ($1.23)            ($0.70)
                                            =================   ================   =================  ================
Weighted  average number of common shares
for basic and diluted net loss per
common share                                    28,026,075          27,014,521         27,970,886         25,103,606
                                            =================  =================  ==================  ================



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                        UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                           ----------------------------------------
                                                                                 2001                  2000
                                                                                 ----                  ----

Cash flows used for operating activities:
   Net loss......................................................            $(34,434,611)         $(17,600,968)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................               2,762,018             2,210,401
     Discount amortization on convertible debentures.............                      --               298,723
     Foreign exchange loss, net..................................                 378,561                    --
     Gain on the sale of investments.............................                 (83,835)                    --
     Gain on the sale of equipment...............................                  (2,000)                    --
     Changes in assets and liabilities:
          Accounts receivable....................................                 143,329               315,170
          Investment tax credits receivable......................                      --               926,699
          Prepaid expenses and other current assets..............               1,145,650              (946,802)
          Other assets...........................................              (3,130,759)             (755,366)
          Accounts payable and accrued expenses..................               3,770,881             2,683,633
          Deferred revenue.......................................              10,200,000                    --
                                                                           -----------------     -----------------
            Total adjustments....................................              15,183,845             4,732,458
                                                                           -----------------     -----------------
           Net cash used for operating activities................             (19,250,766)          (12,868,510)
                                                                           -----------------     -----------------

Cash flows from investing activities:
   Purchases of property and equipment...........................              (4,209,166)           (1,778,915)
   Proceeds from sale of equipment...............................                   2,000                    --
   Purchases of investments......................................              (4,805,272)          (74,430,924)
   Maturities and sales of investments...........................              27,483,686            18,309,722
                                                                           -----------------     -----------------
          Net cash provided by (used for) investing activities...              18,471,248           (57,900,117)
                                                                           -----------------     -----------------

Cash flows from financing activities:
   Proceeds from sale of common stock and exercise of stock
   options and warrants, net.....................................                 947,731           143,500,187
   Proceeds from long-term debt, net.............................                       -             2,614,106
   Repayment of long term debt, net .............................                (577,095)           (2,218,819)
   Principal payments of capital lease obligations...............                (313,816)             (400,999)
                                                                           -----------------     -----------------
          Net cash provided by financing activities..............                  56,820           143,494,475
                                                                           -----------------     -----------------

Net increase (decrease) in cash and cash equivalents.............                (722,698)           72,725,848

Effect of changes in foreign exchange rates on cash balances...                  (119,270)             (149,528)

Cash and cash equivalents, beginning of period...................              46,940,277            12,248,607
                                                                           -----------------     -----------------

Cash and cash equivalents, end of period.........................             $46,098,309           $84,824,927
                                                                           =================     =================

Supplemental non-cash investing and financing activities:
Issuance of common stock upon conversion of long-term debt.......            $  2,171,004         $   1,112,097
Warrants issued with long-term debt..............................                      --         $     658,606


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

         On October 23, 2000, C&T Acquisition Corporation, a wholly-owned subsidiary of Cubist, acquired TerraGen Discovery Inc., ("TerraGen") a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals, Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, Cubist acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. This transaction was accounted for using the pooling-of-interest method of accounting. The accompanying consolidated unaudited financial statements of Cubist for the six months ended June 30, 2000 have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

B.   ACCOUNTING POLICIES

     BASIS OF PRESENTATION

         The accompanying consolidated unaudited financial statements include the accounts of Cubist and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. These consolidated unaudited financial statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with Cubist's audited financial statements and related footnotes for the year ended December 31, 2000 which are included in Cubist's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 2, 2001.

     NET LOSS PER COMMON SHARE

         Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At June 30, 2001 and 2000 options to purchase 3,973,493 and 2,605,594 shares of common stock, respectively, warrants to purchase 1,578,359, and 1,606,748 shares of common stock, respectively, and convertible debt and notes payable convertible into 610,687 and 58,282 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

     RECENT PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

C.  VENDOR AGREEMENTS

         In June 2000, Cubist entered into a services agreement with Gist-Brocades Holding A.G. (DSM), an affiliated company of DSM Capua, pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist began making a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. As of June 30, 2001, Cubist has reimbursed $3,526,000 of these costs to DSM Capua. These costs are being recorded as other assets and will be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $164,000 and $448,000 in the six months ended June 30, 2001 and 2000, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

D.       OTHER COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss consists of foreign currency translation adjustments and net loss.

                                          THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                             2001             2000           2001            2000
                                             ----             ----           ----            ----
        Net loss                          $ 16,831,958     $ 8,733,733    $ 34,434,611   $  17,600,968

        Other comprehensive loss:
           Foreign currency translation             --          61,360              --         101,378
                                          ------------     -----------    ------------   -------------
        Comprehensive loss                $ 16,831,958     $ 8,795,093    $ 34,434,611   $  17,702,346
                                          ============     ===========    ============   =============



E.       LICENSE AGREEMENT

         On January 7, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist's investigational antibacterial drug Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the estimated life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $2,800,000 was recognized in the six months ended June 30, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

         On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead Sciences, Inc., following the successful completion of Study 9901, Cubist's pivotal Phase III trial examining the safety and efficacy of its investigational antibiotic Cidecin in the treatment of complicated skin and soft tissue infection caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial, which was recorded as revenue. Revenue from milestone payments which are substantive and whose achievement was not reasonably assured at the inception of the agreement is recognized once a milestone is achieved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (i) THE COMPANY'S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES AND COMMERCIALIZATION, (ii) THE COMPANY'S ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, (iii) THE COMPANY'S ABILITY TO ATTRACT AND/OR MAINTAIN MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS, (iv) THE COMPANY'S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS, AND (v) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.


OVERVIEW

         Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by bacteria and fungi resistant to commercially available drugs. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $142.6 million through June 30, 2001. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities.

         On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen Discovery Inc., ("TerraGen") a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals, Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, we acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. Pursuant to the acquisition, we indirectly through C&T Acquisition Corporation acquired all of the issued and outstanding common and preferred shares of TerraGen, and assumed all of the outstanding options, warrants and convertible debentures of TerraGen, by issuing 334,933 shares of our common stock and causing C&T Acquisition Corporation to issue 178,491 exchangeable shares. The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, subject to certain adjustments, for shares of our common stock. All exchangeable shares that remain outstanding will be automatically exchanged for shares of our common stock on October 23, 2002. The options, warrants and convertible debentures of TerraGen assumed by us pursuant to the acquisition are exercisable or convertible for 94,605 shares of our common stock. This acquisition has been accounted for using the pooling-of-interests method of accounting. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Unaudited Financial Statements of Cubist relating to the six months ended June 30, 2000 have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

         In recent years we have enhanced our drug discovery and development programs and funded a portion of our capital requirements by entering into collaborative agreements with pharmaceutical and biotechnology companies. We have entered into collaborative agreements based specifically on our aminoacyl-tRNA synthetase program with Merck and Bristol-Myers Squibb, and a collaborative agreement with Novartis based on our VITA functional genomics technology. Under these collaborative agreements, we have received sponsored research payments and, if drug development milestones are achieved, we are entitled to milestone payments. In addition, we will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations. We have received all of the sponsored research payments that we were entitled to under our collaborative agreements with Merck and Bristol-Myers Squibb, although Merck and Bristol-Myers Squibb are still required to make milestone payments and pay royalties to us for any drug developed and commercialized from these collaborations.

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

         On November 18, 1999, our Canadian subsidiary entered into a cross-license non-royalty-bearing agreement with Diversa Corporation. Under the terms of the agreement, we granted a co-exclusive worldwide non-royalty bearing license to certain patented technology, subject to certain restrictions. The license may not be sublicensed and Diversa cannot use the macrodroplet screening technology for the term of the agreement. Under the agreement, Diversa paid an upfront license fee of $2,500,000 and will pay annual license maintenance fees of $100,000 beginning in 2000, until the patents expire. We are required to repay the license fee if we merge or are acquired prior to November 18, 2004 by a company whose primary business is DNA shuffling.

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

         In June 2000, Cubist entered into a services agreement with Gist-Brocades Holding A.G. (DSM), an affiliated company of DSM Capua, pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist began making a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. As of June 30, 2001, Cubist has reimbursed $3,526,000 of these costs to DSM Capua. These costs are being recorded as other assets and will be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $164,000 and $448,000 in the six months ended June 30, 2001 and 2000, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

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

         On January 7, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist's investigational antibacterial drug Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the estimated life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $2,800,000 was recognized in the six months ended June 30, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

         On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead Sciences, Inc., following the successful completion of Study 9901, Cubist's pivotal Phase III trial examining the safety and efficacy of its investigational antibiotic Cidecin in the treatment of complicated skin and soft tissue infection caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial, which was recorded as revenue. Revenue from milestone payments which are substantive and whose achievement was not reasonably assured at the inception of the agreement is recognized once a milestone is achieved.

         On April 25, 2001, we entered into a Master Services Agreement with Quintiles, Inc. pursuant to which Quintiles has agreed to provide various clinical trial, research and other services for our Cidecin Community Acquired Pneumonia trial. Under the terms of this agreement, the specific responsibilities and obligations to be performed by Quintiles include study management, clinical trial initiation and management and clinical data management. The related costs are being accrued over the life of the clinical trial.

         On June 27, 2001, Cubist and Syrrx, Inc., announced the formation of antiinfective drug discovery collaboration. The joint effort will use Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the collaboration, the companies expect to accelerate the discovery of novel classes of antibiotics to treat infectious diseases, including those resistant to current therapies. Financial incentives for the collaboration include research and clinical milestones, royalties and an equity investment in Syrrx by Cubist.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES. Total revenues in the three months ended June 30, 2001 were $3,349,000 compared to $1,662,000 in the three months ended June 30, 2000, an increase of $1,687,000 or 101.5%. The revenue earned in the three months ended June 30, 2001 consisted of $1,400,000 in license fee revenue and $1,250,000 in milestone revenue from Gilead; $605,000 in research support funding from the Novartis and other collaborations; and $94,000 in funding from SBIR grants. The revenue earned in the three months ended June 30, 2000 consisted of $1,616,000 in research support funding from the Novartis and other collaborations; and $46,000 in funding from SBIR grants.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended June 30, 2001 were $16,576,000 compared to $10,664,000 in the three months ended June 30, 2000, an increase of $5,912,000 or 55.4%. The increase was largely due to increased clinical trial and clinical material manufacturing costs related to Cidecin development and the additional purchases and personnel costs required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended June 30, 2001 were $4,408,000 compared to $2,403,000 in the three months ended June 30, 2000, an increase of $2,005,000 or 83.4%. The increase was largely due to increased personnel costs, recruiting expenses and increased costs associated with our Cidecin marketing program.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended June 30, 2001 was $1,943,000 compared to $2,451,000 in three months ended June 30, 2000, a decrease of $508,000 or 20.7%. The decrease in interest income was due primarily to lower average cash, cash equivalent and investment balances during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Interest expense in the three months ended June 30, 2001 was $1,096,000 as compared to $104,000 during the three months ended June 30, 2000 due to increased long-term debt related to the purchase of a new corporate headquarters facility.

         INCOME TAX BENEFIT. We did not receive any income tax benefit in the three months ended June 30, 2001 because our Canadian subsidiary is no longer entitled to investment tax credits due to the October 23, 2000 acquisition.

         NET LOSS. The net loss during the three months ended June 30, 2001 was $16,832,000 compared to $8,734,000 during the three months ended June 30, 2000, an increase of $8,098,000 or 92.7%. The increase was primarily due to additional expenses incurred associated with the development of Cidecin.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES. Total revenues in the six months ended June 30, 2001 were $5,728,000 compared to $2,942,000 in the six months ended June 30, 2000, an increase of $2,786,000 or 94.7 %. The revenue recognized in the six months ended June 30, 2001 consisted of $2,800,000 in license fee revenue and $1,250,000 in milestone revenue from Gilead; $1,491,000 in research support payments from Novartis and other collaborations; and $187,000 in SBIR grants. In the six months ended June 30, 2000, revenues consisted of 2,633,000 in research support payments from Novartis and other collaborations; and $309,000 in SBIR grants.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the six months ended June 30, 2001 were $32,990,000 compared to $19,484,000 in the six months ended June 30, 2000, an increase of $13,506,000 or 69.3%. The increase was largely due to increased costs related to the development of Cidecin, and the additional personnel and purchases that are required by such development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the six months ended June 30, 2001 were $8,918,000 compared to $4,192,000 in the six months ended June 30, 2000, an increase of $4,726,000 or 112.7%. The increase was primarily due to increased costs related to personnel and recruiting expenses and increased costs associated with our marketing program.

         INTEREST INCOME AND EXPENSE. Interest income in the six months ended June 30, 2001 was $4,322,000 compared to $3,370,000 in the six months ended June 30, 2000, an increase of $952,000 or 28.3%. The increase in interest income was due primarily to higher average cash, cash equivalent and investment balances during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Interest expense in the six months ended June 30, 2001 was $2,199,000 as compared to $563,000 during the six months ended June 30, 2000 due to increased long-term debt related to the purchase of a new corporate headquarters facility.

         INCOME TAX BENEFIT. We did not receive any income tax benefit in the three months ended June 30, 2001 because our Canadian subsidiary is no longer entitled to investment tax credits due to the October 23, 2000 acquisition.

         NET LOSS. The net loss during the six months ended June 30, 2001 was $34,435,000 compared to $17,601,000, an increase of $16,834,000 or 95.6%. The increase was primarily due to the additional expenses incurred to support the development of Cidecin.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalents and investments balance at June 30, 2001 was $116,346,000 compared to $139,783,000 at December 31, 2000.

         Since inception through June 30, 2001, we have invested an aggregate of $52,421,000 (of which $4,209,000 was invested during the six months then ended) in property and equipment, primarily in building, leasehold improvements and laboratory equipment under capital leases. The obligations under capital leases at June 30, 2001 were $617,000. Minimum annual payments due under capital leases total $198,000 in 2001. These leases are scheduled to expire in 2002. We made principal payments under our capital lease obligations of $314,000 in the six months ended on June 30, 2001. We expect our capital expenditures to be approximately $8,300,000 for the remainder of 2001 consisting of leasehold improvements, laboratory equipment and information technology purchases.

          During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (6.19% at June 30, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At June 30, 2001, outstanding borrowings under term loan totaled $2,312,000.

         On April 8, 1999, our Canadian subsidiary issued a convertible note payable totaling $2,243,948. The note payable is due April 8, 2002 and is repayable at any time by Cubist and may be converted into 58,282 shares of common stock at any time after 24 months from the date of closing, at the option of either Xenova Group or Cubist. On April 20, 2001, the convertible note payable was converted to 58,282 shares of common stock.

         On November 16, 1999, our Canadian subsidiary issued $1.6 million Cdn of convertible debentures and warrants to purchase 16,458 shares of common stock. The convertible debentures bore interest at a rate of 12% and were payable on March 31, 2000. On March 31, 2000, the convertible debentures and related interest were converted to 30,176 shares of common stock at Xenova's option.

         On January 17, 2000, our Canadian subsidiary issued a note payable totaling $2,006,667 and warrants to purchase 22,790 shares of common stock. The note payable bears interest at 14.4% and is repayable over 36 months to January 17, 2003. The warrants were exercised in 2000 resulting in gross proceeds of $599,000. At June 30, 2001, the note payable balance was $710,968.

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

RECENT PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 3, 2000, Cubist completed a secondary public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of Common Stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less estimated financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin-TM- (daptomycin for injection), its lipopeptide drug discovery program, the continued development of its proprietary genomic target validation and assay development VITA-TM-functional genomics and ChemInformatics technologies and for general corporate and working capital purposes.

         In September 2000, in connection with the purchase of our new headquarters in Lexington, Massachusetts, we issued senior convertible promissory notes in favor of entities affiliated with John Hancock Life Insurance Company in the aggregate principal amount of $39 million. The notes are convertible into shares of Cubist common stock.

         In October 2000, in connection with the acquisition of TerraGen Discovery, Inc., we issued an aggregate of 495,584 shares of common stock to acquire the fully diluted capitalization of TerraGen. The issuance and sale of such shares of common stock were made in reliance on Section 3(a)(10) of the Securities Act and Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The resale of these shares was subsequently registered with the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         We held our annual meeting of stockholders on June 7, 2001. We submitted one matter to a vote of our stockholders at the annual meeting to elect three directors. The results of the vote were as follows:


                                            TOTAL VOTE FOR             TOTAL VOTE WITHHELD

         Susan B. Bayh                      21,774,917                 30,549
         Barry Bloom                        21,775,262                 30,204
         Walter Maupay                      21,775,072                 30,394


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1  -- Master Services Agreement by and between Cubist and Quintiles, Inc. dated as of
                           April 25, 2001

                  10.2  -- Work Order 1 by and between Cubist and Quintiles, Inc. dated as of June 7, 2001

                  10.3  -- Collaboration Agreement by and between Cubist and Syrrx, Inc. dated as of June 27, 2001

         (b)      Reports on Form 8-K

         A current report on Form 8-K was filed by Cubist on May 8, 2001 with respect to the release of its first quarter financial results.

         A current report on Form 8-K was filed by Cubist on June 19, 2001 with respect to its completion of its manufacturing facility in Capua, Italy.


                           -------------

                                    SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                           CUBIST PHARMACEUTICALS, INC.


      August 14, 2001                      By: /s/ Thomas A. Shea
                                               ---------------------------------
                                               Thomas A. Shea,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)