Form 10-Q
period 2001-09-30
CUBIST PHARMACEUTICALS INC
filed 2001-11-14
CIK 912183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21379

                            ------------------------

                          CUBIST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     22-3192085
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or organization)

                                65 HAYDEN AVENUE
                         LEXINGTON, MASSACHUSETTS 02421
                    (Address of principal executive offices)

                                 (781) 860-8660
              (Registrant's telephone number, including area code)

                                24 EMILY STREET
                         CAMBRIDGE, MASSACHUSETTS 02139
                    (Former name, former address and former
                   fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 14, 2001, there were 28,281,886 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.
                                     INDEX

                                                                          PAGE
                                                                         NUMBER
  ITEM                                                                  --------
 NUMBER
--------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Unaudited Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 and
          December 31, 2000...........................................      3

          Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 and the nine months ended
          September 30, 2001 and September 30, 2000...................      4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000...........................      5

          Notes to the Consolidated Unaudited Financial Statements....      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     16

Item 2.   Changes in Securities and Use of Proceeds...................     16

Item 6.   Exhibits and Reports on Form 8-K............................     17

                          CUBIST PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 46,314,202    $ 46,940,277
  Short-term investments, held to maturity..................    48,063,732      74,607,683
  Accounts receivable.......................................        66,168         363,412
  Prepaid expenses and other current assets.................     1,115,604       2,509,766
                                                              ------------    ------------
  Total current assets......................................    95,559,706     124,421,138
Property and equipment, net.................................    46,709,581      40,142,080
Intangible assets, net......................................     5,970,663       7,280,062
Long-term investments, held to maturity.....................            --      18,234,857
Other assets................................................     9,880,573       3,291,713
                                                              ------------    ------------
      Total assets..........................................  $158,120,523    $193,369,850
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,546,713    $  4,541,988
  Accrued clinical trial expenses...........................     8,533,306       3,298,459
  Accrued expenses, other...................................     4,474,167       4,126,117
  Deferred revenue..........................................     5,600,000              --
  Current portion of long-term debt.........................     1,732,757       1,692,340
  Current portion of capital lease obligations..............       374,736         615,880
                                                              ------------    ------------
      Total current liabilities.............................    22,261,679      14,274,784
                                                              ------------    ------------
Deferred revenue............................................     5,700,081       2,500,000
Long-term debt, net of current portion......................    40,011,184      43,257,329
Long-term capital lease obligation, net of current
  portion...................................................       163,818         317,973
                                                              ------------    ------------
      Total liabilities.....................................    68,136,762      60,350,086
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock, non-cumulative; convertible, $.001 par
    value; authorized 5,000,000 shares; no shares issued and
    outstanding 2001 and 2000...............................            --              --
  Common stock, $.001 par value; authorized 50,000,000
    shares; 28,225,605 and 27,757,900 shares issued and
    outstanding as of September 30, 2001 and December 31,
    2000, respectively......................................        28,226          27,758
  Additional paid-in capital................................   245,961,890     241,010,543
  Accumulated deficit.......................................  (156,169,850)   (108,182,032)
  Accumulated other comprehensive income....................       163,495         163,495
                                                              ------------    ------------
      Total stockholders' equity............................    89,983,761     133,019,764
                                                              ------------    ------------
        Total liabilities and stockholders' equity..........  $158,120,523    $193,369,850
                                                              ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                             FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------   ---------------------------
                                              2001          2000           2001           2000
                                          ------------   -----------   ------------   ------------
Revenues................................  $  5,089,263   $ 1,314,389   $ 10,817,271   $  4,256,820
Operating expenses:
  Research and development..............    13,500,489     9,964,847     46,490,152     29,448,554
  General and administrative............     5,426,220     2,947,761     14,343,950      7,139,846
                                          ------------   -----------   ------------   ------------
      Total operating expenses..........    18,926,709    12,912,608     60,834,102     36,588,400
Interest income.........................     1,514,046     2,631,425      5,836,116      6,001,676
Interest expense........................    (1,038,989)     (554,647)    (3,237,724)    (1,117,440)
Foreign currency (loss) gain............      (190,818)       47,051       (569,379)        47,051
                                          ------------   -----------   ------------   ------------
  Loss before income taxes..............  $(13,553,207)  $(9,474,390)  $(47,987,818)  $(27,400,293)
                                          ------------   -----------   ------------   ------------
Income tax benefit related to Canadian
  operations............................            --       166,577             --        491,512
                                          ------------   -----------   ------------   ------------
Net loss................................  $(13,553,207)  $(9,307,813)  $(47,987,818)  $(26,908,781)
                                          ============   ===========   ============   ============
Basic and diluted net loss per common
  share.................................  $      (0.48)  $     (0.34)  $      (1.71)  $      (1.04)
                                          ============   ===========   ============   ============
Weighted average number of common shares
  for basic and diluted net loss per
  common share..........................    28,147,182    27,635,686     28,030,297     25,953,738
                                          ============   ===========   ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                             FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
Cash flows used for operating activities:
  Net loss..................................................  $(47,987,818)  $(26,908,781)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     4,202,032      3,194,242
    Discount amortization on convertible debentures.........            --        298,723
    Foreign exchange (gain) loss, net.......................       569,379        (47,051)
    Gain on the sale of investments.........................       (83,835)            --
    Gain on the sale of equipment...........................        (2,000)        (8,600)
    Disposal of leasehold improvements......................       336,933             --
    Changes in assets and liabilities:
      Accounts receivable...................................       289,006        452,101
      Prepaid expenses and other current assets.............     1,289,814     (1,279,921)
      Other assets..........................................    (6,688,254)      (873,366)
      Accounts payable and accrued expenses.................     2,619,921      4,083,796
      Deferred revenue......................................     8,799,998             --
                                                              ------------   ------------
        Total adjustments...................................    11,332,994      5,819,924
                                                              ------------   ------------
      Net cash used for operating activities................   (36,654,824)   (21,088,857)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (9,501,759)   (36,661,650)
  Proceeds from sale of equipment...........................         2,000          8,600
  Purchases of investments..................................    (9,028,107)   (80,143,848)
  Maturities and sales of investments.......................    53,890,747     22,437,955
                                                              ------------   ------------
      Net cash provided by (used for) investing
        activities..........................................    35,362,881    (94,358,943)
                                                              ------------   ------------
Cash flows from financing activities:
  Proceeds from sale of common stock and exercise of stock
    options and warrants, net...............................     2,135,134    144,396,010
  Proceeds from long-term debt..............................            --     41,563,708
  Repayment of long term debt...............................      (869,181)    (1,734,755)
  Principal payments of capital lease obligations...........      (388,660)      (551,122)
                                                              ------------   ------------
      Net cash provided by financing activities.............       877,293    183,673,841
                                                              ------------   ------------
Net increase in cash and cash equivalents...................      (414,650)    68,226,041
Effect of changes in foreign exchange rates on cash
  balances..................................................      (211,425)       102,990
Cash and cash equivalents, beginning of period..............    46,940,277     12,248,607
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $ 46,314,202   $ 80,577,638
                                                              ============   ============
Supplemental non-cash investing and financing activities:
Issuance of common stock upon conversion of long-term
  debt......................................................  $  2,171,004   $  1,112,097
Warrants issued with long-term debt.........................            --   $    657,128

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                             FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS

    Cubist Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. Cubist is headquartered in Lexington, Massachusetts.

    On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen Discovery Inc., ("TerraGen") a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals, Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, Cubist acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. This transaction was accounted for using the pooling-of-interest method of accounting. The accompanying consolidated unaudited financial statements of Cubist for the nine months ended September 30, 2000 have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

B.  ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated unaudited financial statements include the accounts of Cubist and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation are reflected in the interim periods presented. These unaudited consolidated financial statements do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America and therefore should be read in conjunction with Cubist's audited financial statements and related footnotes for the year ended December 31, 2000 which are included in Cubist's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 2, 2001.

    NET LOSS PER COMMON SHARE

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At September 30, 2001 and 2000 options to purchase 3,713,279 and 2,779,659 shares of common stock, respectively, warrants to purchase 1,578,359, and 1,606,748 shares of common stock, respectively, and convertible debt and notes payable convertible into 610,687 and 668,969 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

    RECENT PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable

                          CUBIST PHARMACEUTICALS, INC.

amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after September 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after September 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." SFAS 144 applies to all long--lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business."
SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

C.  VENDOR AGREEMENTS

    In June 2000, Cubist entered into a services agreement with Gist-Brocades Holding A.G. (DSM), an affiliated company of DSM Capua, pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist began making a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. As of September 30, 2001, Cubist has reimbursed $3,526,000 of these costs to DSM Capua. These costs are being recorded as other assets and will be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $246,000 and $704,000 in the nine months ended September 30, 2001 and 2000, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

D.  LONG TERM DEBT

    In September 2001, we increased our term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under

                          CUBIST PHARMACEUTICALS, INC.

this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (5.92% at September 30, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected in Other assets. At September 30, 2001, there were no borrowings outstanding.

E.  OTHER COMPREHENSIVE INCOME (LOSS)

    Comprehensive loss consists of foreign currency translation adjustments and net loss.

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30               SEPTEMBER 30
                                             ------------------------   -------------------------
                                                2001          2000         2001          2000
                                             -----------   ----------   -----------   -----------
Net loss...................................  $13,553,207   $9,307,813   $47,987,818   $26,908,781
Other comprehensive loss:
Foreign currency translation...............           --       72,043            --       173,421
                                             -----------   ----------   -----------   -----------
Comprehensive loss.........................  $13,553,207   $9,379,856   $47,987,818   $27,082,202
                                             ===========   ==========   ===========   ===========

F.  LICENSE AGREEMENT

    On January 7, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist's investigational antibacterial drug Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $4,200,000 was recognized in the nine months ended September 30, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Revenue from milestone payments which are substantive and whose achievement was not reasonably assured at the inception of the agreement is recognized once a milestone is achieved. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

    On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead Sciences, Inc., following the successful completion of Study 9901, Cubist's pivotal Phase III trial examining the safety and efficacy of its investigational antibiotic Cidecin in the treatment of complicated skin and soft tissue infection caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial, which was recorded as revenue. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase III community-acquired pneumonia clinical trials triggered a $3.0 million payment to Cubist by Gilead, which was recorded as revenue.

G.  SUBSEQUENT EVENT

    On October 23, 2001, Cubist achieved the third milestone in its collaboration with Gilead Sciences, Inc., for meeting the primary endpoint in the second Cidecin complicated skin and soft tissue

                          CUBIST PHARMACEUTICALS, INC.

infections Phase III clinical trial, triggering a $1.25 million payment to Cubist by Gilead, which will be recorded as revenue.

    On October 26, 2001, we completed the private placement of $125 million of 5.5% Convertible Subordinated Notes. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to our senior indebtedness.

    Cubist has granted the initial purchasers a 45-day option to purchase an additional $50 million in aggregate principal amount of notes. The notes are convertible into Cubist's common stock at a conversion price of $47.20 per share, subject to adjustment in certain circumstances. Cubist has agreed to file a registration statement for the resale of the notes and common stock issuable upon conversion of the notes within 60 days after the closing of the offering.

    Proceeds from the Rule 144A offering will be used to advance the clinical trials and commercialization strategy of Cubist's investigational antibiotic Cidecin, the Company's oral ceftriaxone pre-clinical program, the oral daptomycin pre-clinical program, the lipopeptide drug discovery program, the continued development and use of the natural products, VITA functional genomics and ChemInformatics technologies, and for working capital and general corporate purposes.

    On November 12, 2001, Cubist was awarded two Small Business Innovation Research (SBIR) grants that could total $1.25 million should all funding be received from the National Institutes of Health (NIH). Revenue from SBIR government grants to conduct research and development is recognized as eligible costs are incurred up to the funding limit.

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

OVERVIEW

    Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections, including those caused by bacteria and fungi resistant to commercially available drugs. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $156.2 million through September 30, 2001. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities.

    In June 2000, Cubist entered into a services agreement with Gist-Brocades Holding A.G. (DSM), an affiliated company of DSM Capua, pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist began making a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. As of September 30, 2001, Cubist has reimbursed $3,526,000 of these costs to DSM Capua. These costs are being recorded as other assets and will be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $246,000 and $704,000 in the nine months ended September 30, 2001 and 2000, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

    On September 8, 2000, we announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. We believe this should increase our operating efficiencies to better meet our corporate goals and objectives. On September 17, 2001, we relocated to the new facility. To finance the purchase, we issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of its principal amount outstanding.

    On January 7, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist's investigational antibacterial drug Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $4,200,000 was recognized in the nine months ended September 30, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Revenue from milestone payments which are substantive and whose achievement was not reasonably assured at the inception of the agreement is recognized once a milestone is achieved. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

    On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead Sciences, Inc., following the successful completion of Study 9901, Cubist's pivotal Phase III trial examining the safety and efficacy of its investigational antibiotic Cidecin in the treatment of complicated skin and soft tissue infection caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial, which was recorded as revenue. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase III community-acquired pneumonia clinical trials triggered a $3.0 million payment to Cubist by Gilead, which was recorded as revenue.

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

    On June 27, 2001, Cubist and Syrrx, Inc., announced the formation of antiinfective drug discovery collaboration. The joint effort will use Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the collaboration, the companies expect to accelerate the discovery of novel classes of antibiotics to treat infectious diseases, including those resistant to current therapies. Financial incentives for the collaboration include research and clinical milestones, royalties and an equity investment in Syrrx by Cubist. This investment will be accounted for under the cost method of accounting.

    On July 30, 2001, we entered into a collaborative research and license agreement with Albany Molecular Research, Inc. to identify novel anti-infective drug candidates. Under this agreement, Albany

Molecular Research would receive fees from Cubist for the achievement of specific clinical and regulatory milestones as well as royalties on sales of any commercial products that result from the collaboration.

    On October 26, 2001, we completed the private placement of $125 million of 5.5% Convertible Subordinated Notes. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to our senior indebtedness.

    Cubist has granted the initial purchasers a 45-day option to purchase an additional $50 million in aggregate principal amount of notes. The notes are convertible into Cubist's common stock at a conversion price of $47.20 per share, subject to adjustment in certain circumstances. Cubist has agreed to file a registration statement for the resale of the notes and common stock issuable upon conversion of the notes within 60 days after the closing of the offering.

    Proceeds from the Rule 144A offering will be used to advance the clinical trials and commercialization strategy of Cubist's investigational antibiotic Cidecin, the Company's oral ceftriaxone pre-clinical program, the oral daptomycin pre-clinical program, the lipopeptide drug discovery program, the continued development and use of the natural products, VITA functional genomics and ChemInformatics technologies, and for working capital and general corporate purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    REVENUES. Total revenues in the three months ended September 30, 2001 were $5,089,000 compared to $1,315,000 in the three months ended September 30, 2000, an increase of $3,774,000 or 287.0%. The revenue earned in the three months ended September 30, 2001 consisted of $1,400,000 in license fee revenue and $3,000,000 in milestone revenue from Gilead; $595,000 in research support funding from the Novartis and other collaborations; and $94,000 in funding from SBIR grants. The revenue earned in the three months ended September 30, 2000 consisted of research support funding from the Novartis and other collaborations.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended September 30, 2001 were $13,500,000 compared to $9,965,000 in the three months ended September 30, 2000, an increase of $3,535,000 or 35.5%. The increase was largely due to increased clinical trial and clinical material manufacturing costs related to Cidecin development and the additional personnel costs required by such development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended September 30, 2001 were $5,426,000 compared to $2,948,000 in the three months ended September 30, 2000, an increase of $2,478,000 or 84.1%. The increase was largely due to the addition of ten medical science liaisons, increased personnel costs, and increased costs associated with our Cidecin marketing program.

    INTEREST INCOME AND EXPENSE. Interest income in the three months ended September 30, 2001 was $1,514,000 compared to $2,631,000 in three months ended September 30, 2000, a decrease of $1,117,000 or 42.5%. The decrease in interest income was due primarily to lower average cash, cash equivalent and investment balances during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Interest expense in the three months ended September 30, 2001 was $1,039,000 as compared to $555,000 during the three months ended

September 30, 2000, an increase of $484,000 or 87.2%. The increase in interest expense was primarily due to increased long-term debt related to the purchase of a new corporate headquarters facility.

    INCOME TAX BENEFIT. We did not receive any income tax benefit in the three months ended September 30, 2001 because our Canadian subsidiary is no longer entitled to investment tax credits due to the October 23, 2000 acquisition.

    NET LOSS. The net loss during the three months ended September 30, 2001 was $13,553,000 compared to $9,308,000 during the three months ended September 30, 2000, an increase of $4,245,000 or 45.6%. The increase was primarily due to additional expenses incurred associated with the development of Cidecin.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    REVENUES. Total revenues in the nine months ended September 30, 2001 were $10,817,000 compared to $4,257,000 in the nine months ended September 30, 2000, an increase of $6,560,000 or 154.17%. The revenue recognized in the nine months ended September 30, 2001 consisted of $4,200,000 in license fee revenue and $4,250,000 in milestone revenue from Gilead; $2,086,000 in research support payments from Novartis and other collaborations; and $281,000 in SBIR grants. In the nine months ended September 30, 2000, revenues consisted of $3,769,000 in research support payments from Novartis and other collaborations; $308,000 in SBIR grants, and $180,000 in license fees.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the nine months ended September 30, 2001 were $46,490,000 compared to $29,449,000 in the nine months ended September 30, 2000, an increase of $17,041,000 or 57.9%. The increase was largely due to increased costs related to the development of Cidecin, and the additional personnel costs that are required by such development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the nine months ended September 30, 2001 were $14,344,000 compared to $7,140,000 in the nine months ended September 30, 2000, an increase of $7,204,000 or 100.9%. The increase was primarily due to the addition of ten medical science liaisons, increased costs related to personnel and recruiting expenses and increased costs associated with our marketing program.

    INTEREST INCOME AND EXPENSE. Interest income in the nine months ended September 30, 2001 was $5,836,000 compared to $6,002,000 in the nine months ended September 30, 2000, a decrease of $166,000 or 2.8%. The decrease in interest income was due primarily to lower average cash, cash equivalent and investment balances during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Interest expense in the nine months ended September 30, 2001 was $3,238,000 as compared to $1,117,000 during the nine months ended September 30, 2000, an increase of $2,121,000 or 189.9%. The increase in interest expense was primarily due to increased long-term debt related to the purchase of a new corporate headquarters facility.

    INCOME TAX BENEFIT. We did not receive any income tax benefit in the nine months ended September 30, 2001 because our Canadian subsidiary is no longer entitled to investment tax credits due to the October 23, 2000 acquisition.

    NET LOSS. The net loss during the nine months ended September 30, 2001 was $47,988,000 compared to $26,909,000, an increase of $21,079,000 or 78.3%. The increase was primarily due to the additional expenses incurred to support the development of Cidecin.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, Cubist has financed its operations through the sale of equity securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalents and investments balance at September 30, 2001 was $94,378,000 compared to $139,783,000 at December 31, 2000.

    During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (5.92% at September 30, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At September 30, 2001, borrowings outstanding totaled $2,040,000.

    In September 2001, we increased the term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (5.92% at September 30, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected in Other Assets. At September 30, 2001, there were no borrowings outstanding.

    On January 17, 2000, our Canadian subsidiary issued a note payable totaling $2,006,667 and warrants to purchase 22,790 shares of common stock. The note payable bears interest at 14.4% and is repayable over 36 months to January 17, 2003. The warrants were exercised in 2000 resulting in gross proceeds of $599,000. At September 30, 2001, the note payable balance was $491,477.

    On September 8, 2000, we announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 35,000 of which is constructed as laboratory space. We believe this should increase our operating efficiencies to better meet our corporate goals and objectives. On September 17, 2001, we relocated to the new facility. To finance the purchase, we issued $39 million of convertible notes to John Hancock Life Insurance Company. This financing covers the building purchase price of approximately $34 million and includes $5 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of its principal amount outstanding.

    On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase III community-acquired pneumonia clinical trials triggered a $3.0 million payment to Cubist by Gilead, which was recorded as revenue.

    We believe that our existing cash resources, existing capital resources, projected interest income and future revenues due under our collaborative agreements, will be sufficient to fund our operating expenses and capital requirements as currently planned through at least the next 18 months. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." SFAS 144 applies to all long--lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business."
SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 3, 2000, Cubist completed a secondary public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of Common Stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of common stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less estimated financing costs of $680,625). Cubist intends to use the net proceeds of this offering to fund its clinical trials and commercialization of Cidecin, its lipopeptide drug discovery program, the continued development of its proprietary genomic target validation and assay development VITA functional genomics and ChemInformatics technologies and for general corporate and working capital purposes.

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

    On October 26, 2001, we completed the private placement of $125 million of 5.5% Convertible Subordinated Notes. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to our senior indebtedness.

    Cubist has granted the initial purchasers a 45-day option to purchase an additional $50 million in aggregate principal amount of notes. The notes are convertible into Cubist's common stock at a conversion price of $47.20 per share, subject to adjustment in certain circumstances. Cubist has agreed to file a registration statement for the resale of the notes and common stock issuable upon conversion of the notes within 60 days after the closing of the offering.

    Proceeds from the Rule 144A offering will be used to advance the clinical trials and commercialization strategy of Cubist's investigational antibiotic Cidecin, the Company's oral ceftriaxone pre-clinical program, the oral daptomycin pre-clinical program, the lipopeptide drug discovery program, the continued development and use of the natural products, VITA functional genomics and ChemInformatics technologies, and for working capital and general corporate purposes.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1     Agreement by and between Cubist and Albany Molecular
                  Research, Inc. dated as of July 30, 2001

         10.2 Indenture by and between Cubist and The Bank of New York dated as of October 26, 2001

         10.3     Note dated October 26, 2001

         10.4 Registration Rights Agreement by and among Cubist and the Initial Purchasers dated as of October 26, 2001

                                   SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       CUBIST PHARMACEUTICALS, INC.

November 14, 2001                                      By:  /s/ THOMAS A. SHEA
                                                            -----------------------------------------
                                                            Thomas A. Shea,
                                                            CHIEF FINANCIAL OFFICER
                                                            (AUTHORIZED OFFICER AND PRINCIPAL FINANCE
                                                            AND ACCOUNTING OFFICER)