Form 10-K405
period 2001-12-31
CUBIST PHARMACEUTICALS INC
filed 2002-03-29
CIK 912183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001
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

                     65 HAYDEN AVENUE, LEXINGTON, MA 02421
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (781) 860-8660
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
         SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

                             (TITLE OF EACH CLASS)

                             NASDAQ NATIONAL MARKET

                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Securities Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's Common Stock, $0.001 par value per share, or the Common Stock, held by non-affiliates of the registrant as of March 15, 2002 was approximately $537,685,914, based on 26,750,543 shares held by such non-affiliates at the closing price of a share of Common Stock of $20.10 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock) owned 1,744,908 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 15, 2002 was 28,495,451.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE REGISTRANTS DEFINITIVE PROXY STATEMENT FOR USE IN CONNECTION WITH ITS 2002 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO
                                   PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I

 1.    Business....................................................     4
 2.    Description of Property.....................................    40
 3.    Legal Proceedings...........................................    40
 4.    Submission of Matters to a Vote of Security Holders.........    40

                                 PART II

 5.    Market For Registrant's Common Stock and Related Stockholder
        Matters....................................................    41
 6.    Selected Financial Data.....................................    42
 7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................    44
 7A.   Quantitative and Qualitative Disclosures About Market
        Risk.......................................................    62
 8.    Financial Statements and Supplementary Data.................    64
 9.    Changes in and Disagreements With Accountants on Accounting
        And Financial Disclosure...................................   104

                                 PART III

 10.   Directors and Executive Officers of the Registrant..........   104
 11.   Executive Compensation......................................   104
 12.   Security Ownership of Certain Beneficial Owners
        Management.................................................   104
 13.   Certain Relationships and Related Transactions..............   104

                                 PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form
        8-K Signatures.............................................   105

          SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

    This annual report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of
Section 27A of the Securities Act of 1933, or the Securities Act, and
Section 21E of the Securities Exchange Act, including statements regarding our drug development and discovery programs, clinical trials, receipt of regulatory approval, capital needs, collaborative agreements, intellectual property, expectations and intentions. Forward-looking statements may be identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions and variants of those words or expressions are intended to identify forward-looking statements.

    Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in "Risk Factors" and elsewhere in this annual report. The factors set forth in the "Risk Factors" section and other cautionary statements made in this annual report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this annual report. The forward-looking statements contained in this annual report represent our judgment as of the date of this annual report. We caution readers not to place undue reliance on such statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

    Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is based on the publications identified that are not produced for purposes of securities offerings or economic analysis. We have not independently verified the data of the identified sources and cannot assure you of the accuracy of those data.

    Cidecin-Registered Trademark- (daptomycin for injection), EDGE-TM-, VITA-TM-, NatChem-TM- and NatGen-TM- are all trademarks of Cubist
Pharmaceuticals, Inc. All other trademarks, servicemarks or trade names referred to in this document are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

    Cubist Pharmaceuticals, Inc. is a pharmaceutical company focused on the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. We are currently conducting multiple Phase III trials for Cidecin (daptomycin for injection), our lead product candidate and the first in a new class of antimicrobial drug candidates called lipopeptides. Because Cidecin attacks bacteria through a novel mechanism and has demonstrated the unique ability IN VITRO to rapidly kill virtually all clinically significant Gram-positive bacteria, it may be particularly effective in treating infections caused by drug-resistant bacteria that cannot be eradicated by existing antibiotics. In addition, Cidecin's once-daily dosing regimen, which appears to optimize safety and efficacy, may provide more convenient, cost-effective dosing administration relative to existing antibiotics that require multiple daily doses.

    Data collected from two completed pivotal Phase III trials examining the safety and efficacy of Cidecin in the treatment of complicated skin and soft tissue infection, or cSST, demonstrated that Cidecin achieved the trials' primary endpoint mandated by the United States Food and Drug Administration, or FDA, by exhibiting sufficient antibacterial activity to be statistically equivalent to existing agents. However, on January 16, 2002, we announced that the primary endpoint of demonstrating non-inferiority to an active comparator agent was not achieved in the first of two Phase III trials investigating the safety and efficacy of Cidecin in the treatment of community-acquired pneumonia requiring hospitalization. We currently expect to file a U.S. New Drug Application, or NDA, for Cidecin by the end of 2002.

    We have licensed to Gilead Sciences, Inc., or Gilead, the exclusive right to commercialize Cidecin in selected European countries following regulatory approval and have retained rights to develop, manufacture and market Cidecin in the rest of the world.

    We are developing an oral formulation of the antibiotic ceftriaxone, which is currently available only in an intravenous formulation and marketed by Hoffmann-La Roche under the brand name Rocephin. We have initiated proof-of-principle studies in humans for oral ceftriaxone.

    We utilize our VITA, LEAPS and natural products technologies to identify additional novel compounds with a broad spectrum of activity against a variety of infections, as more fully described herein.

OVERVIEW OF INFECTIOUS DISEASE AND DRUG RESISTANCE

    Infectious diseases are caused by pathogens present in the environment, such as bacteria and fungi that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body's immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including those of the bloodstream, skin and soft tissue, heart, lung and urinary tract.

    According to The World Health Report 2000, infectious diseases are the leading cause of death worldwide. In July 1999, Scrip Reports estimated the worldwide antiinfective market to be valued at $25 billion and, according to MedAd News, at least 13 branded agents each generate sales in excess of $300 million annually.

    These antimicrobial drugs have, in many cases, proven highly successful in controlling the serious morbidity and mortality that accompany serious infections. These drugs work by binding to specific targets in a bacterial or fungal pathogen, thereby inhibiting a function essential to the cell's survival. During the 1970s and 1980s, many antimicrobials were developed and introduced into the market. Most of these antimicrobials were from existing antimicrobial classes such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems. Many of these antimicrobials proved to be effective in treating infectious disease. We believe this efficacy caused pharmaceutical companies to shift their resources to other areas of drug discovery and development. As a result, according to a March 2001 Chembytes E-zine article published on www.chemsoc.org, only one new antimicrobial agent has been introduced from a new chemical class in over 30 years.

    The National Institute of Allergy and Infectious Disease has reported that hospitals worldwide are facing unprecedented crises from the rapid emergence and dissemination of microbes that are resistant to one or more antimicrobial agents. The increasing prevalence of drug-resistant bacterial and fungal pathogens has led to significantly increased mortality rates, prolonged hospitalizations, and increased healthcare costs. In addition, the proportion of hospital patients that have compromised immune systems has risen sharply in recent years. This trend is the result of, among other things, the rising incidence of cancer and the associated use of chemotherapy, the general aging of the patient population and the increased use of complex surgical procedures such as organ transplants. Hospital patients with compromised immune systems are more susceptible to serious and life-threatening infections.

    Certain pathogens have developed resistance to all currently available drugs. Examples of such resistant pathogens include:

    - METHICILLIN-RESISTANT STAPHYLOCOCCUS AUREUS, OR MRSA: STAPHYLOCOCCUS AUREUS is a common bacterial pathogen that causes serious and life-threatening infections and routinely acquires characteristics of drug resistance, virulence and toxicity. MRSA strains can cause severe tissue damage to existing wounds and can cause bacteremia, both of which have a high mortality rate.

    - VANCOMYCIN-RESISTANT ENTEROCOCCI, OR VRE: The emergence of VRE strains in the 1990s has led to infections for which only very limited commercially available therapy exists. Hospital-based VRE has continued to rapidly rise in the United States, resulting in increased mortality rates.

    - GLYCOPEPTIDE INTERMEDIATELY SUSCEPTIBLE STAPHYLOCOCCUS AUREUS, OR
      GISA: The first reports of STAPHYLOCOCCUS AUREUSinfections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in a wide geographical area throughout Japan and North America and have recently emerged in Europe. It is generally accepted within the medical community that fully drug-resistant STAPHYLOCOCCUS AUREUS strains will emerge from GISA as additional resistance to vancomycin develops.

SHORTCOMINGS OF CURRENT THERAPIES

    Current therapies do not provide adequate treatment for some serious and life-threatening infections for the following reasons:

    - Some existing antimicrobial drugs do not kill the pathogens that cause the infection but merely inhibit their growth (called bacteriostatic agents) thereby allowing the immune system to destroy the pathogen. Bacteriostatic drugs are less effective in immunocompromised patients than antimicrobial drugs that kill the pathogens (called bactericidal agents) because patients with weakened immune systems cannot rid their bodies of the pathogens.

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

    - Some pathogens have become resistant to all antimicrobials and there are no antimicrobial agents available that can effectively treat the infections caused by these drug-resistant pathogens. Vancomycin is the current treatment of choice for patients who have serious and life-threatening infections that have failed to respond to all other antimicrobials. However, it has been widely reported in recent years that several strains of enterococci have developed resistance to vancomycin. Currently, there are limited commercially available therapeutic alternatives to treat these strains of VRE.

    - Many existing antimicrobial drugs used to treat serious and life-threatening infections are difficult or inconvenient to administer. Most of these antimicrobial drugs must be administered multiple times a day in order to be effective, are not well tolerated by patients or require lengthy infusion times when administered in a single daily dose. Moreover, intravenous administration of some of these antimicrobial drugs does not occur through the veins in the arm but through catheters in the central venous system. The difficulty or inconvenience of administration of these drugs makes them less attractive choices for home therapy or for other therapy outside of the hospital. Existing antimicrobial drugs may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, inflammation and swelling at the site of injection and headaches. Some of these side effects may be significant enough to require that therapy be discontinued.

OUR BUSINESS STRATEGY

    Our objective is to be a worldwide leader in the research, development and commercialization of new antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. The principal elements of our strategy to achieve this objective include the following:

    DEVELOP AND COMMERCIALIZE CIDECIN. We are developing Cidecin to treat serious and life-threatening bacterial infections, including those caused by drug-resistant pathogens. Based on data from multiple completed Phase III clinical trials, we currently anticipate filing an NDA for Cidecin by the end of 2002. We have the exclusive right to develop, manufacture and market Cidecin worldwide. We have licensed to Gilead the right to commercialize Cidecin in certain European countries and continue to evaluate marketing opportunities in the rest of the world.

    DEVELOP EXISTING PRE-CLINICAL CANDIDATES. We now have two drug candidates in pre-clinical development: an oral formulation of daptomycin and an oral formulation of ceftriaxone, the largest-selling intravenous antibiotic worldwide. While oral daptomycin is still in research studies, proof of principle studies in humans for oral ceftriaxone are currently underway. If these ongoing proof-of-principle studies using our oral formulation of ceftriaxone continue successfully, we anticipate filing an Investigational New Drug Application, or IND, with the FDA in the fourth quarter of 2002 to begin clinical development.

    LICENSE NEW DRUGS AND NEW DRUG CANDIDATES. Our internal expertise allows us to recognize viable licensing opportunities and to save time and money in successfully developing antimicrobials by capitalizing on research initially conducted and funded by others. We intend to continue to review and acquire compounds with promising characteristics as antimicrobial drug candidates.

    DISCOVER AND DEVELOP NEW ANTIMICROBIAL DRUG. We focus our research and drug discovery activities on identifying new classes of antimicrobial drugs and on developing one or more antimicrobial drugs from each of these new classes. We believe that antimicrobial drugs from new classes will be effective against drug-resistant bacterial and fungal pathogens because these pathogens have not had an opportunity to develop resistance specific to these drugs. We have a research and development effort underway focused on a new class of antimicrobials called lipopeptides. Daptomycin is a member of the lipopeptide class and, as a result of our work with daptomycin, we have developed expertise in the chemistry and biology of lipopeptides. Our proprietary lipopeptide program is focused on identifying new lipopeptide antimicrobial compounds for the treatment of a broad spectrum of serious and life-threatening bacterial infections.

    UTILIZE OUR VITA FUNCTIONAL GENOMICS, NATURAL PRODUCTS AND LEAPS TECHNOLOGIES TO ACCELERATE THE DISCOVERY OF ANTIMICROBIAL DRUGS. We utilize our VITA, Natural Products and LEAPS technologies in our internal research programs to identify novel compounds with a broad spectrum of activity against life-threatening infectious organisms including resistant strains such as MRSA and VRE. Our technologies attempt to accelerate the generation of leads for medicinal chemistry programs resulting in faster development of antimicrobial drugs and lower costs by efficiently using resources throughout the drug discovery process.

    LICENSE OUR VITA FUNCTIONAL GENOMICS AND OTHER TECHNOLOGIES TO PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES. We plan to continue to generate revenues by licensing our VITA functional genomics technology. In addition, we continue to advance our natural products and other technologies as drug discovery platforms and may attempt to generate additional revenues through the licensing of these platforms.

DEVELOPMENT PIPELINE

I. CIDECIN (DAPTOMYCIN FOR INJECTION)

    Cidecin is our lead product candidate and the first in a new class of antimicrobial drug candidates called lipopeptides. Under laboratory conditions, Cidecin exhibits rapid bactericidal activity against virtually all clinically significant Gram-positive bacteria, including multi-drug resistant bacteria. Gram-positive bacteria, such as STAPHYLOCOCCUS, STREPTOCOCCUS and ENTEROCOCCUS, can cause a variety of serious infections that are a major cause of morbidity and mortality worldwide. Gram-positive bacteria can be differentiated from Gram-negative bacteria by the differences in the outer structure of the bacterial envelope. Gram-positive bacteria possess a singular cellular membrane and a thicker cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a small cell wall component. These cell surface characteristics greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site. We are currently evaluating the safety and efficacy of Cidecin in a clinical program with Phase III trials completed and underway for multiple indications, including cSSTs, resistant enterococcal infections and endocarditis.

    CIDECIN ADVANTAGES. We believe that Cidecin could provide the following key benefits:

    - ACTIVE AGAINST GRAM-POSITIVE BACTERIA. Cidecin is effective IN VITRO against virtually all clinically significant Gram-positive bacteria, including VRE, MRSA and GISA. We believe that Cidecin's broad spectrum of IN VITRO activity could give it a clinical therapeutic advantage in treating serious and life-threatening infections because Cidecin could be used to treat these infections regardless of which Gram-positive bacterium is causing the infection.

    - RAPIDLY KILLS BACTERIA (BACTERICIDAL). Cidecin rapidly kills virtually all clinically significant Gram-positive bacteria IN VITRO. We believe this could give Cidecin a clinical therapeutic advantage in treating serious and life-threatening infections, particularly in patients that have compromised immune systems, as compared to other drugs that do not kill the bacteria but rather only inhibit their growth and rely on the immune system to destroy the bacteria. Using growth-inhibiting drugs to treat serious and life-threatening infections is riskier than using bacteria-killing drugs because even if the growth-inhibiting drugs work, it is possible that the immune system will not be able to destroy the bacteria causing the infection.

    - EFFECTIVE AGAINST DRUG-RESISTANT BACTERIA. Studies have shown that Cidecin is effective IN VITRO against drug-resistant bacteria, including VRE and GISA. Vancomycin, a glycopeptide, has become the treatment of choice for patients who have serious Gram-positive infections that have failed to respond to all other drugs. Recently, however, several strains of ENTEROCOCCI have developed resistance to vancomycin and strains of STAPHYLOCOCCUS AUREUS have become intermediately susceptible to vancomycin. Currently, there are limited therapeutic alternatives to treat VRE and GISA strains. We believe that Cidecin will become the therapy of choice to treat infections caused by drug-resistant Gram-positive bacteria.

    - EASE OF ADMINISTRATION. In our current clinical trials, Cidecin is administered in a single daily dose, intravenously, over approximately 30 minutes. Cidecin should have an advantage over several other antimicrobial drugs that require administration in multiple doses each day, that take longer than 30 minutes to administer or that are administered through a central venous catheter located in parts of the body other than the arm.

    CIDECIN CLINICAL DATA. On the basis of daptomycin's IN VITRO activity against clinically significant bacteria, its bacteria-killing mode of action and its promising profile in the Eli Lilly & Company, or Eli Lilly, Phase I and Phase II trials, we began clinical evaluation of intravenous daptomycin. We filed an IND with the FDA in December 1998, and we began Phase II and Phase III trials in order to evaluate the safety and efficacy of intravenous daptomycin in patients with cSST and in patients with bacteremia in February 1999. In early 2000, we branded our intravenous formulation of daptomycin, Cidecin.

    To date, we have completed two pivotal Phase III trials for the treatment of cSST infections caused by Gram-positive bacteria and one pivotal Phase III trial for the treatment of community-acquired pneumonia. In both of the cSST trials, Cidecin achieved the FDA-required primary endpoint of statistical equivalence to the comparator agents, which are currently considered optimal antibiotic standards of care for cSST infections. In addition, data from the first of these two trials demonstrated that clinically successful patients receiving Cidecin required fewer days of intravenous therapy than patients receiving the comparator agents and that Cidecin's safety profile was similar to that of the comparator agents. On January 16, 2002 we announced that the primary endpoint of demonstrating non-inferiority to an active comparator agent was not achieved in the first of two Phase III trials investigating the safety and efficacy of Cidecin in the treatment of community-acquired pneumonia requiring hospitalization. We have discontinued the second Phase III community-acquired pneumonia trial. We currently expect to file the NDA for Cidecin by the end of 2002.

    CIDECIN SAFETY PROFILE. In our clinical trials to date, observed side effects in patients treated with Cidecin have been comparable to those observed in patients treated with standard therapies.

II. ORAL CEFTRIAXONE

    We have obtained licenses from International Health Management Associates, or IHMA, and the University of Utah to research, develop, and commercialize certain oral formulations of ceftriaxone, a third-generation cephalosporin antibiotic that has activity against both Gram-positive and Gram-negative bacterial infections. Ceftriaxone is currently only marketed in an intravenous, or IV, formulation. This formulation is currently the largest-selling IV antibiotic worldwide, marketed by Hoffmann-LaRoche as Rocephin, and had sales of over $1.0 billion in 2000. Terms of the acquisition were not disclosed.

    Gram-positive and Gram-negative bacteria are responsible for the majority of community-based infections, which include upper and lower respiratory tract infections (including otitis media, sinusitis, bronchitis and community-acquired pneumonia), urinary tract infections and skin and soft tissue infections. These infections result in nearly 80 million treated patients annually in the United States.

    To date, IV ceftriaxone has been primarily used to treat hospital in-patients due to the lack of an oral version. Nonetheless, IV ceftriaxone has been successfully and safely prescribed for over 15 years in both adults and children. If successfully developed, we believe that an oral formulation could greatly expand the utility and revenue potential of ceftriaxone through community-based prescribing. In addition, we believe oral ceftriaxone could also be used for the continuation of antibiotic therapy by converting IV therapy to oral therapy, otherwise known as step-down therapy. Step-down therapy provides multiple benefits, including convenience and cost savings, potential earlier hospital discharge, the reduction of associated healthcare costs and increased physician confidence in an optimal therapeutic outcome given that a discharged patient is receiving the same therapy that was taken intravenously in the hospital setting.

    In January 2002, we announced successful results from a human clinical research study examining the bioavailability of ceftriaxone in a variety of oral formulations. In these studies, we achieved our goal, demonstrating clinically relevant blood levels of ceftriaxone delivered intraduodenally, or directly to the small intestine, in human volunteers. These studies confirmed earlier work performed in both non-human primates and rodents. Based on these studies, we intend to continue clinical research on oral ceftriaxone by developing and optimizing oral dosage formulations. Should this development be completed successfully along currently forecasted timelines, we believe that we could file an IND with the FDA by the end of 2002 to begin formal clinical development.

III. ORAL DAPTOMYCIN

    In November 2000, Cubist and Emisphere Technologies announced a research agreement to develop an oral formulation of daptomycin. The agreement followed successful completion of proof-of-principle feasibility studies using Emisphere carrier molecules and daptomycin. At that time, we announced that we had been able to show that after oral administration, the degree to which oral daptomycin became available was sufficient to achieve efficacy in an infected rodent model.

    If successfully developed, oral daptomycin would enable us to compete in the market for step-down therapy from IV to oral, should the IV formulation also receive FDA approval. The ability to treat infected patients with daptomycin on an outpatient basis could be an important contributor to a reduction in healthcare costs.

    Pre-clinical testing of oral daptomycin is ongoing.

IV. LIPOPEPTIDE PROGRAM

    Cidecin is the first member of a new class of chemical molecules called lipopeptides. Within traditional classes of antimicrobials, such as penicillins and cephalosporins, multiple antimicrobial drugs have been developed. Therefore, we expect there will be additional clinically useful lipopeptides with the potential for commercialization. To discover these compounds, we are engaged in a comprehensive drug discovery and development program designed to capitalize on our knowledge of the chemistry and biology of lipopeptides that we have acquired through our development work with Cidecin. Based on the results of this program, we have filed multiple patent applications on several different series of novel analogs and are currently screening these analogs to enable the selection of an investigational pre-clinical candidate.

OUR DRUG DISCOVERY PROGRAMS AND TECHNOLOGIES

    Our drug discovery technologies are an integral part of our mission to accelerate the discovery of novel antiinfectives. Through experience and acquisition, we have amassed a comprehensive portfolio of proprietary methods for both discovering novel pharmaceuticals and also validating novel antiinfective targets. We focus on the use of biodiversity as a means of natural product drug discovery, while also using traditional chemical discovery and development techniques.

    OUR PROPRIETARY NATURAL PRODUCTS DRUG DISCOVERY TECHNOLOGIES

    We own multiple proprietary assets and technologies in the area of natural products that are being applied to discover novel antimicrobial drugs and will attempt to eliminate the bottlenecks that currently exist in the natural products drug discovery process. This portfolio includes assets such as NatChem and proprietary natural products technologies including macrodroplet screening and NatGen.

    - NATCHEM. Our NatChem asset consists of compound extracts from a unique collection of rare, diverse fungi and actinomycetes. Designed and curated for maximum chemical diversity, a range of fermentation and extract conditions are employed for each organism. The resource is continually evaluated and improved by replacing the most heavily screened extracts with new extracts derived from previously unexploited organisms.
     In natural products screening, our proprietary macrodroplet screening technology eliminates the need to ferment, extract and assay individual cultures. The technology is a miniaturized, ultra high-throughput system that integrates multiple fermentation conditions and screening into one system. It can efficiently screen millions of strains annually against a broad panel of antimicrobial bioassays and can be adapted for different assay formats for a range of applications. The technology provides for the rapid determination of desired biological activities, temporal and spatial detection of secondary metabolite synthesis and easy recovery of the organisms producing compounds with desired biological activity.

    - NATGEN. The NatGen proprietary technologies are comprised of advanced genetics tools that enable the cloning of large fragments of DNA that encode entire metabolic pathways and the heterologous expression of encoded novel secondary metabolites in the surrogate host organism. Using these technologies, new members of biosynthetic pathways can be rapidly isolated and identified. In addition, these tools facilitate the directed biosynthesis of novel secondary metabolites. Directed biosynthesis is employed to genetically modify a metabolic pathway such that novel natural product analogs are produced. For example, the non-ribosomal peptide synthetase responsible for the biosynthesis of daptomycin is composed of four enzymatic subunits. Novel analogs of daptomycin with differences in the amino acid core of this lipopeptide have been synthesized by genetically producing hybrid non-ribosomal peptide synthetases composed of subunits from the daptomycin synthetase and complementary subunits from other non ribosomal peptide synthetases.

    - DIRECTED BIOSYNTHESIS. Using Directed Biosynthesis, the metabolic pathway for a specific natural product, is genetically modified to produce novel natural product analogs. This directed evolution of metabolic pathways also produces new chemical classes of compounds not found in nature.

    OUR PROPRIETARY VITA FUNCTIONAL GENOMICS TECHNOLOGY

    Our Validation IN VIVO of Targets and Assays for Antiinfectives, or VITA, technology is a functional genomics tool that generates biological information useful for identifying drug discovery targets from clinically important pathogens such as STAPHYLOCOCCUS AUREUS. The technology allows validated targets to be rapidly enabled for high-throughput screening assays used for the identification of quality lead compounds for medicinal chemistry programs. VITA is broadly applicable to both validation IN VIVO and screening IN VITRO of drug discovery targets with diverse functions, including those targets for which no suitable high-throughput screening assay has been identified.

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

    In February 1999, we entered into a collaborative research and license agreement with Novartis Pharma AG, or Novartis, in which we granted Novartis a non-exclusive license to the VITA technology. As of this filing, three novel, validated antibacterial targets and screening assays have been delivered to Novartis, triggering milestone payments to us by Novartis. In 2001 this collaboration was extended for the full three-year term of the original agreement. In 2002 the collaborative research agreement was renewed for a fourth year.

    OUR PROPRIETARY LEAPS TECHNOLOGY

    To enhance our ability to effectively use high-throughput screening data from target-based assays, we have designed and implemented a discovery approach called LEAPS (Lead Evolution for Antiinfectives using Pharmacophores and Scaffolds). Industry-wide experience has demonstrated that having high-throughput screening assays and large numbers of compounds to screen does not consistently yield lead compounds suitable for medicinal chemistry. This problem is especially acute in antimicrobials where, to be effective, lead compounds need to be active against diverse pathogen species and to have properties that permit pathogen cell-wall penetration. Our LEAPS approach bridges the gap between high-throughput screening and medicinal chemistry and serves as the drug discovery engine that fuels our medicinal chemistry programs. LEAPS integrates high-throughput screening, enzymology, combinatorial chemistry and structure based drug design to generate three-dimensional models that are predictive for biological activity of a medicinal chemistry series. To enhance the LEAPS technology we have entered into a three year collaborative agreement with Syrrx Inc. to rapidly examine the ligand/target structures of many medicinal chemistry series with target enzymes from multiple, diverse bacterial species. By combining these technologies, many novel series of compounds can be designed to have the proper chemical and broad-spectrum properties to be new antimicrobial agents.

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

OUR COLLABORATIVE AGREEMENTS

    We seek to enter into drug discovery and development collaboration agreements to discover, develop and commercialize novel antimicrobials. In addition to providing us with funding, collaborations give us access to libraries of diverse compounds and to the clinical development, manufacturing and commercialization capabilities of the partners.

    NOVARTIS

    In February 1999, we announced the signing of a research and license collaboration agreement with Novartis to use our proprietary VITA technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. Novartis was granted a non-exclusive license to the VITA technology and exclusive licenses to specific targets, assays and compounds. Under certain circumstances, we will have co-exclusive rights with Novartis to particular targets and assays.

    Upon the signing of the collaboration, Novartis made an up-front, $4.0 million equity investment in us. The collaboration agreement contemplated that Novartis would provide us with research funding annually for three years, with an option to terminate at the end of two years. The total value of the collaboration to Cubist based on the equity investment, research funding and potential milestone payments could exceed $33.0 million, assuming that two products are ultimately developed. In addition, we will receive royalties on net sales of each product stemming from the collaboration.

    In October 2000, we announced the achievement of the first milestone in the collaboration with Novartis and received a payment of $500,000 for the delivery of a validated target and a high-throughput screening assay for antiinfective drug discovery. Shortly thereafter, in November 2000, as a result of the success of the collaboration, Novartis agreed to extend the collaboration to its full three years, or until February 2002. Then in January 2001, we announced the achievement of a second milestone in the collaboration through the delivery of another validated antiinfective target and high-throughput screening assay. In February 2002, we announced the achievement of a third milestone in the collaboration and a one-year extension of the agreement.

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

    BIOTECHNOLOGY ALLIANCES

    To expand our access to novel small molecule libraries and other technologies for screening, target and drug discovery, we have formed and are currently engaged in alliances with biotechnology companies including Albany Molecular Research Inc., Cetek Corporation, Synthematix, Inc. and Syrrx Inc.

PATENTS AND PROPRIETARY TECHNOLOGY

    We seek to protect our cloned targets, expressed proteins, assays, organic synthetic processes, lead compounds, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. As of March 15, 2002, we owned or co-owned 28 issued U.S. patents, 35 pending U.S. patent applications, 10 issued foreign patents and numerous pending foreign patent applications. As of March 15, 2002, we had licensed, from the Massachusetts Institute of Technology, three U.S. patents related to research technologies. We have licenses to research, develop and commercialize certain oral formulations of ceftriaxone from IHMA and the University of Utah under an issued U.S. patent related to oral formulations of ceftriaxone, and together with the University of Utah and IHMA, we co-own pending U.S. and foreign patent application equivalents related to oral formulations and specific oral dosage forms of antibiotics. Additionally, we have licensed from Eli Lilly a portfolio of eight issued U.S. patents and 16 foreign patents related to the composition, manufacture, administration and use of daptomycin. In addition, Eli Lilly has agreed to assign to us an additional two U.S. issued patents, 53 issued foreign patents and two pending foreign patent applications. This portfolio also covers the composition, manufacture and use of daptomycin. We have also filed a number of patent applications in our name relating to the composition, manufacture, administration and use of daptomycin and other lipopeptides. The Company has received a Notice of Allowance from the U.S. Patent and Trademark Office for a daptomycin-related patent application entitled "Methods for Administration of Antibiotics," which the Company expects will issue in 2002. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

MANUFACTURING

    We currently engage ACS Dobfar SpA, or ACS, to manufacture bulk clinical grade daptomycin drug substance for our clinical trials. We currently obtain our finished clinical grade vialed formulation of daptomycin from Abbott Laboratories (Hospital Products Division), or Abbott.

    In April 2000, we entered into a development and supply agreement with Abbott pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to us, daptomycin as a parenteral formulation. Under the terms of this agreement, we have agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved NDA for daptomycin. If the FDA approves the daptomycin NDA, we will purchase minimum annual quantities of drug product from Abbott over a five-year period.

    In June 2000, we entered into a services agreement with Gist-brocades Holding A.G., or DSM, an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to us relating to the equipping of the manufacturing facility at DSM Capua. We have also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices, or GMP, standards. Under the terms of the service agreements, we will make a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua in connection with the scale up and construction of its manufacturing facility. In addition, in consideration for the implementation of our technology in the facility by DSM Capua, we have agreed to make milestone payments to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. We are accruing these milestone payments based on cost incurred. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period.

    In November 2001, we entered into a manufacturing and supply agreement with ACS pursuant to which ACS has agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of daptomycin and to sell bulk daptomycin exclusively to us for commercial purposes. Under the terms of this agreement, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. In consideration, we will make contributions in equity, milestones, product price premiums, resin investment, process development, quality systems and facility qualification support. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP, standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from ACS over a six-year period. Under the terms of the agreement, we issued to ACS 62,558 shares of our common stock. These shares had a value of $2.0 million. The cost of these shares was accounted for as part of the cost of the manufacturing facility and was recorded as other assets.

SALES AND MARKETING

    We have the exclusive worldwide rights to commercialize daptomycin, in both intravenous and oral formulations, and any analogs of daptomycin to which we have intellectual property rights.

    In North America, it is our plan to commercialize Cidecin via a Cubist-owned sales force assuming regulatory approval. We are currently in the process of building a commercial infrastructure and expect to launch Cidecin with a sales force of approximately 100-125 representatives. As part of our commercialization strategy in the U.S., it is our plan to establish a medical science liaison team of 20-30 representatives to provide medical education services to infectious disease specialists and other opinion leaders. To this end, in February 2001, we announced the hiring of 10 medical science liaisons. Should Cidecin gain FDA approval, this team will form the basis for the larger educational marketing team. Until such time, the team is leveraging its current relationships with thought leaders in the antiinfective space to aid in the recruitment and education of clinical trial physicians involved in the development of Cidecin. The group is also playing a key role in the strategic direction of Cubist by identifying antibiotic resistance and trends, initiating medical affairs efforts, providing input on Phase III/Phase IV clinical studies, guiding the advancement of early-stage clinical candidates and assisting in the assessment of potential product and technology acquisitions.

    In January 2001, Cubist and Gilead jointly announced the signing of a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead paid us an up-front licensing fee of $13 million, and we are entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Gilead will also pay us a fixed royalty on net sales. We will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe. We will provide Cubist-employed European medical science liaisons to support the product by providing medical education services to infectious disease specialists and other international opinion leaders.

    We are currently investigating commercialization strategies for Cidecin outside North America and Europe.

    As a result of our agreements with IHMA and the University of Utah, we have rights to commercialize certain oral formulations of ceftriaxone. As our formulations of oral ceftriaxone are in clinical research programs, we have not yet formulated a commercialization strategy.

GOVERNMENT REGULATION

    OVERVIEW

    The development, manufacture and marketing of drugs, including antibiotics, developed by us or our collaborative partners are subject to regulation by numerous governmental agencies in the U.S., principally the FDA, by state and local governments, and in some instances by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, or FDC Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical trials, safety, effectiveness, manufacture, labeling, storage, record keeping, distribution, and promotion of drugs. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and is uncertain.

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

    Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board that considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure, which must be made to participants in the clinical trial.

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

    All data obtained from a comprehensive development program including research and product development, manufacturing, pre clinical and clinical trials and related information are submitted in an NDA to the FDA and the corresponding agencies in other countries for review and approval. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug or antibiotic, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the FDC Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any of our proposed products would likely be subject to demanding and time-consuming NDA approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures.

    In some cases, drug approvals may proceed under the accelerated approval or "fast track" provisions of the Food and Drug Administration Modernization Act. The accelerated approval provisions are largely codified FDA's accelerated approval regulations. While the statutory provisions expand upon the regulations, the FDA continues to rely on its regulations to implement the statutory provision. The accelerated approval regulations apply to products used in the treatment of serious or life-threatening illnesses that appear to provide meaningful therapeutic benefits over existing treatments. These regulations permit approval of such products before clinical research is completed based on the product's effect on a clinical endpoint or surrogate endpoint. When a product is approved under the accelerated approval regulations, the sponsor may be required to conduct additional adequate and well controlled studies to verify that the effect the surrogate endpoint correlates with improved clinical outcome or to otherwise verify the clinical benefit. In the event such post-marketing studies do not verify the drug's anticipated clinical benefit, or if there is other evidence that the drug product is not shown to be safe and effective, expedited withdrawal procedures permit the FDA, after a hearing, to remove a product from the market. Significant uncertainty exists as to the extent to which these accelerated approval regulations will result in accelerated review and approval. The FDA retains considerable discretion to determine eligibility for accelerated review and approval.

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

OUR EMPLOYEES

    As of March 15, 2002, we had 180 full-time employees, 112 of whom were engaged in research and development and 68 of whom were engaged in management, marketing, administration and finance. Doctorates are held by 56 of our employees. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and we consider our employee relations to be good.

OUR EXECUTIVE OFFICERS AND DIRECTORS

    Our directors and executive officers and their ages as of March 30, 2002 are as follows:

Scott M. Rocklage, Ph.D.....................     47      Chairman of Board of Directors and Chief
                                                         Executive Officer
Michael W. Bonney...........................     43      President and Chief Operating Officer
Francis P. Tally, M.D.......................     61      Executive Vice President, Scientific Affairs
Julian M. Davies, Ph.D......................     70      Executive Vice President, Technology
                                                         Development
Robert J. McCormack, Ph.D...................     48      Senior Vice President, Drug Development
Christopher D.T. Guiffre....................     33      Vice President, General Counsel & Secretary
Dennis D. Keith, Ph.D.......................     58      Vice President, Chemical Development
Frederick B. Oleson, Jr., D.Sc..............     52      Vice President, Pre-Clinical Development
Thomas A. Shea..............................     42      Vice President, Finance and Administration,
                                                         Chief Financial Officer & Treasurer
George H. Shimer, Jr., Ph.D.................     48      Vice President, Research
Thomas J. Slater............................     46      Vice President, Commercial Development
Susan Bayh (3)..............................     42      Director
Barry Bloom, Ph.D. (1)......................     73      Director
John K. Clarke (2)..........................     49      Director
David W. Martin, Jr., M.D. (2) (3)..........     61      Director
Walter Maupay (2) (3).......................     63      Director
Paul R. Schimmel, Ph.D. (1).................     61      Director
John Zabriskie, Ph.D. (1)...................     62      Director

------------------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating Committee

    DR. ROCKLAGE was elected Chairman of the Board of Directors in March 2000. Dr. Rocklage has served as our Chief Executive Officer and as a member of the board of directors since July 1994. He served as our President from July 1994 until March 2001. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Nycomed Salutar, Inc. and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drugs Omniscan and Teslascan. Dr. Rocklage currently serves as a director of MDS
Proteomics, Inc. Dr. Rocklage received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

    MR. BONNEY has served as our President & Chief Operating Officer since January 2002. From 1995 to 2001, he held various positions of increasing responsibility at Biogen, Inc., including Vice President, Sales and Marketing from 1999-2001. While at Biogen, Mr. Bonney built the commercial infrastructure for the launch of Avonex. Prior to that, Mr. Bonney held various positions in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director. Mr. Bonney received a BA in Economics from Bates College.

    DR. TALLY has served as our Executive Vice President, Scientific Affairs since January 1997. From March 1995 to January 1997, he served as our Vice President of Research and Development. From 1986 to February 1995, Dr. Tally served as Executive Director of Infectious Disease, Molecular Biology and Natural Products Research at the Lederle Laboratories of American Cyanamid/American Home Products, where he was responsible for worldwide clinical studies for piperacillin/tazobactam, which was registered for sales in Europe in 1992, approved by the FDA in 1993 and marketed as Zosyn. From 1975 to 1986, he served as Senior Physician in Infectious Disease at the New England Medical Center and Associate Professor of Medicine at Tufts Medical Center. Dr. Tally received his A.B. in Biology from Providence College and his M.D. from George Washington University School of Medicine.

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

    DR. MCCORMACK has served as our Senior Vice President of Drug Development since July 2000. From 1997 until 2000, Dr. McCormack was Vice President, Regulatory Affairs at Target Research Associates. Prior to that, he served as Vice President, Regulatory Affairs from 1993 to 1997 and as Director, Regulatory Affairs from 1987 to 1993 at Oxford Research International Corporation, a large contract research organization. Dr. McCormack has also served in various positions at Knoll Pharmaceuticals, Morristown Memorial Hospital and
Sandoz, Inc. During his career, Dr. McCormack has participated in gaining approval for drugs in the CNS, cardiovascular, dermatological and oncological therapeutic areas.

He has a B.A. in Biology from William Patterson College and a Ph.D. in Molecular Immunology from Rutgers University.

    MR. GUIFFRE has served as our Vice President, General Counsel and Secretary since December 2001. From 1997 to 2001, Mr. Guiffre held various positions of increasing responsibility at Renaissance Worldwide, Inc., a provider of information technology consulting services, including Counsel, Corporate Counsel and Director of Legal Affairs, and Vice President, General Counsel and Clerk. Prior to joining Renaissance Worldwide, he was an Associate at Bingham Dana LLP, a Boston law firm. He received a B.S. in Marketing from Babson College, a JD from Boston College Law School, and an MBA from Boston College Carroll School of Management. Mr. Guiffre is a member of the Massachusetts Bar.

    DR. KEITH has served as our Vice President, Chemical Development since
July 2000. From October 1997 to July 2000, he served as our Vice President, Drug Discovery. From 1971 to October 1997, Dr. Keith was with Hoffmann-La Roche Inc. where he served in various positions, including Director of Antiinfective Chemistry, Senior Director of Medicinal Chemistry and Research Director of Oncology. Dr. Keith received his B.S. in Chemistry from Bates College and his Ph.D. in Organic Chemistry from Yale University.

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

    MS. BAYH has served as one of our directors since June 2000. From 1994 to present, Ms. Bayh has served as the Commissioner of the International Joint Commission (IJC), a bi-national organization between the United States and Canada focusing on environmental issues of the Great Lakes. Ms. Bayh served as an attorney in Eli Lilly's Pharmaceutical Division handling federal regulatory issues for marketing and medical clients from 1989 to 1994 and, from 1984 until 1989, Ms. Bayh practiced law, focusing on litigation, utility and corporate law, and antitrust. She is also a director of Anthem, Inc., (a Blue Cross/Blue Shield company), Corvas International, Inc., a biotechnology company, Curis, Inc., a biotechnology company, Esperion Therapeutics, a biotechnology company, Emmis Communications, and Golden State Foods. Ms. Bayh has a B.A. from the University of California at Berkeley and a J.D. from the University of Southern California Law Center.

    DR. BLOOM has served as a one of our directors since September 1993.
Dr. Bloom has more than 40 years experience in the pharmaceutical industry. From 1952 to 1993, Dr. Bloom served in various positions at Pfizer Inc., including Executive Vice President of Research & Development. He is a director of Vertex Pharmaceuticals, Inc., Microbia and Neurogen Corp., biotechnology companies and Incyte Pharmaceuticals, Inc., a genomics company. Dr. Bloom received his S.B. in Chemistry and his Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology.

    MR. CLARKE is one of our founders and served as Chairman of the Board of Directors from our incorporation to March 2000. Mr. Clarke has served as one of our directors since our incorporation. From 1992 to 1994, Mr. Clarke served as our acting President and Chief Executive Officer. Since 1982, he has been a general partner of DSV Management in Princeton, New Jersey, the general partner of DSV Partners IV. He is a founder and director of Alkermes, Inc. and a director of VISICU, Inc., MedContrax, Inc., Molecular Mining, Inc. and
TechRx, Inc. Mr. Clarke is the Managing General Partner for Cardinal Partners, founded in 1997. Mr. Clarke is also the General Partner for DSV Partners.
Mr. Clarke has been employed with DSV Partners since 1982. Mr. Clarke received his B.A. in Biology and Economics from Harvard College and his M.B.A. from The Wharton School of the University of Pennsylvania.

    DR. MARTIN has served as one of our directors since October 1997. Since
July 1997, Dr. Martin has served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc. Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California San Francisco until 1983 when he became the first Vice President and subsequently Senior Vice President of Research and Development at Genentech, Inc., a position he held until 1990. He was Executive Vice President of DuPont Merck Pharmaceutical Company from 1991 through 1993 and then returned to California in 1994 where he was Senior Vice-President of Chiron Corp., a biotechnology company, and President of Chiron Therapeutics. In May 1995, he assumed the position of President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company, and served until November 1996. Dr. Martin is also a Director of Varian Medical Systems, Inc., a medical equipment and software supplier, and of Telik, Inc., a biopharmaceutical development company.

    MR. MAUPAY has served as one of our directors since June 2000. Since 1988, Mr. Maupay has served as President of Calgon Vestal Laboratories, a division of Merck & Co., Inc. until January 1995, when it was sold to Bristol-Myers Squibb. Since June 1995, Mr. Maupay has also served as Group Executive of Calgon Vestal Laboratories after the sale to Bristol-Myers Squibb. From 1984 to 1988
Mr. Maupay served as Vice-President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of Life Medical Sciences, Inc., a medical device company, Kensey Nash Corporation, a medical device company, Neshaminy Golf
Club, Inc. and Warwick Golf Farm. Mr. Maupay received his Bachelor of Science in Pharmacy from Temple University and his M.B.A. from Lehigh University.

    DR. SCHIMMEL is one of our scientific founders and has served as one of our directors since our incorporation. From 1967 to 1998, Dr. Schimmel served as a Professor of Biochemistry and Biophysics at the Massachusetts Institute of Technology and as the John D. and Catherine T. MacArthur Professor of Biochemistry and Biophysics at the Massachusetts Institute of Technology from 1992 to 1997. He has been a Professor and member of the Skaggs Institute for Chemical Biology of the Scripps Research Institute since 1998 and an Ernest and Jean Hahn Professor of Molecular Biology and Chemistry since 2001. Dr. Schimmel is an expert in molecular biology, protein translation and aminoacyl-tRNA synthetases. He is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Schimmel was a founder and is a director of Repligen Corporation and Alkermes, Inc., each a biotechnology company.
Dr. Schimmel received his A.B. in Pre-Medicine from Ohio Wesleyan University and his Ph.D. in Biochemistry from the Massachusetts Institute of Technology.

    DR. ZABRISKIE has served as one of our directors since June 1999.
Dr. Zabriskie is currently president of Lansing Brown Investments, LLC, an investment firm, and Chief Executive Officer of BioSpecific, LLC, a diagnostic company. From July 1997 to July 2000, Dr. Zabriskie served as Chairman of the Board of NEN Life Science Products, Inc., a laboratory supply company. From July 1997 to December 1999, Dr. Zabriskie also served as President and Chief Executive Officer of NEN Life Science Products, Inc. From November 1995 to January 1997, he was President and Chief Executive Officer of Pharmacia & Upjohn, a pharmaceutical company. From 1994 to November 1995, he served as President, Chief Executive Officer and Chairman of Upjohn Co.

                                  RISK FACTORS

    INVESTING IN OUR COMPANY INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE RISKS DESCRIBED BELOW, TOGETHER WITH THE OTHER INFORMATION IN AND INCORPORATED BY REFERENCE INTO THIS DOCUMENT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED. THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE, AND COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

                         RISKS RELATING TO OUR BUSINESS

OUR OPERATING RESULTS FOR THE FORESEEABLE FUTURE WILL DEPEND SIGNIFICANTLY ON OUR ABILITY TO OBTAIN REGULATORY APPROVAL OF, AND TO SUCCESSFULLY COMMERCIALIZE, CIDECIN.

    Cidecin is currently our only drug candidate in clinical trials. We may not receive revenues or royalties from commercial sales of Cidecin or any other drug in the foreseeable future, if at all.

    Our development of Cidecin involves a high degree of risk. Many important factors may affect our ability to successfully develop and commercialize Cidecin, including our ability to:

    - demonstrate safety and efficacy of Cidecin at each stage of the clinical trial process;

    - meet applicable regulatory standards and receive required regulatory approvals;

    - obtain, maintain and enforce necessary patents and licenses;

    - produce Cidecin in commercial quantities at reasonable costs;

    - obtain reimbursement coverage for Cidecin;

    - compete successfully against other products; and

    - market Cidecin successfully.

    We cannot be sure that we will successfully develop and commercialize Cidecin or that we will obtain required regulatory approvals for its commercialization. As a result, we may never generate revenues from Cidecin sales.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND EXPECT TO INCUR ADDITIONAL LOSSES OVER THE NEXT SEVERAL YEARS.

    Since we began operations, we have incurred substantial net losses in every fiscal period. We had net losses of $69.9 million in 2001, $44.3 million in 2000, and $24.1 million in 1999. We had an accumulated deficit of $178.0 million through December 31, 2001. These losses have resulted principally from costs in conducting research and development activities, conducting clinical trials and associated administrative costs.

    While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that in 2001 we incurred costs in an approximate aggregate amount of $2.7 million in connection with all of our research collaborations which generated approximately $2.5 million of revenue in the aggregate in 2001; and based on an estimated average full-time equivalent basis, we estimate that in 2000, we incurred costs in an approximate aggregate amount of $4.5 million in connection with all of our research collaborations which generated approximately $4.3 million of revenue in the aggregate in 2000.

    We expect to incur significant additional operating losses over the next several years as we expand our research and development efforts, pre-clinical testing and clinical trials and we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our Common Stock may decline.

WE DEPEND ON THIRD PARTIES FOR MANUFACTURING OF DAPTOMYCIN, AND OUR COMMERCIALIZATION OF DAPTOMYCIN COULD BE STOPPED, DELAYED OR MADE LESS PROFITABLE IF THOSE THIRD PARTIES FAIL TO PROVIDE US WITH SUFFICIENT QUANTITIES AT ACCEPTABLE PRICES.

    We have no experience in manufacturing. We lack the facilities and personnel to manufacture products in accordance with the GMP prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of daptomycin. Drug manufacturing facilities are subject to an inspection before the FDA will issue an approval to market a new drug product, and all of the manufacturers that we intend to use must adhere to the current GMP regulations prescribed by the FDA.

    We currently depend entirely on one company, ACS, to manufacture bulk daptomycin drug substance for our clinical trials, and on one company, Abbott, to manufacture clinical grade vialed formulations of daptomycin. We have entered into manufacturing and supply agreements with DSM and ACS to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. We have also entered into a development and supply agreement with Abbott to manufacture and supply final vialed daptomycin commercial drug product.

    We may not be able to enter into definitive agreements on acceptable terms for the expanded commercial scale manufacturing of daptomycin. If we are unable to do so, or if we are required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various regulatory requirements, and we could experience significant delays in supply. If we are unable to maintain, develop or contract for manufacturing capabilities on acceptable terms at any time, our ability to conduct clinical trials and to make any commercial sales would be adversely affected.

IF WE ARE UNABLE TO DEVELOP SATISFACTORY SALES AND MARKETING CAPABILITIES, WE MAY NOT SUCCEED IN COMMERCIALIZING CIDECIN OR ANY OTHER PRODUCT CANDIDATE.

    We have no experience in marketing and selling drug products. We have entered into a marketing, distribution and development agreement with Gilead for the development and commercialization of Cidecin and oral daptomycin in the European Community. We have not entered into other arrangements for the sale and marketing of Cidecin or any other product in North America. We may seek to collaborate with a third party to market our drugs, or we may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party in North America, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly in North America, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities in North America.

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

    - the advantages and disadvantages of our drugs compared to alternative therapies; and

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

    The biotechnology and pharmaceutical industries are intensely competitive. We have many competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Specifically, should Cidecin receive FDA and international approvals, it would face competition from commercially available drugs such as vancomycin (marketed generically by Eli Lilly, Abbott Laboratories and Shionogi & Co. Ltd.) and Zyvox (marketed by Pharmacia Corporation) as well as from drug candidates currently in clinical development.

    Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing or licensing on an exclusive basis technologies and drugs that are more effective or less costly than any that we are currently developing, which could render our technology and future drug products obsolete and noncompetitive. It is possible for our competitors to obtain FDA or other regulatory approvals for drug candidates before we can. Specifically, several products currently in development at Intermune Pharmaceuticals, Inc. and Versicor Inc. may prove to be competitive to Cidecin and could receive regulatory approvals prior to Cidecin. In general, companies that begin commercial sale of their drugs before their competitors have a significant competitive advantage in the marketplace, including the ability to obtain patent and FDA marketing exclusivity rights that would delay our ability to market specific products. Even if our drug candidates are approved for sale, we may not be able to compete successfully with competitors' existing products or products under development. The introduction of drugs that would compete with our drug candidates could have a material adverse impact on our operating results.

DECISIONS BY OUR COLLABORATIVE PARTNERS COULD IMPAIR OR PROHIBIT OUR DEVELOPMENT OF NEW PRODUCTS AND OTHERWISE ADVERSELY AFFECT OUR REVENUES.

    A key element of our strategy is to enhance our drug discovery and development programs, and to fund a portion of our capital requirements, by entering into collaborative agreements with pharmaceutical and biotechnology companies, including, but not limited to, drug discovery collaborations with Novartis, Syrrx Inc. and Cetek Corporation, or Cetek, among others. We are also engaged in a partnership with Gilead for the European commercialization of Cidecin. Our receipt of revenues, whether in the form of continued research funding, drug development milestone payments or royalty payments on sales of drugs, from collaborative agreements is dependent upon the decisions made by our collaborative partners. The amount and timing of resources dedicated by our collaborative partners to their respective collaborations with us is not under our control.

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

    - the interests and goals of our collaborative partners might not always align with ours;

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

    We seek to protect our cloned targets, expressed proteins, assays, organic synthetic processes, lead compounds, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. As of March 15, 2002, we owned or co-owned 28 issued U.S. patents, 35 pending U.S. patent applications, 10 issued foreign patents and numerous pending foreign patent applications. As of March 15, 2002, we had licensed, from the Massachusetts Institute of Technology, three U.S. patents related to research technologies. We have licenses to research, develop and commercialize certain oral formulations of ceftriaxone from IHMA and the University of Utah under an issued U.S. patent related to oral formulations of ceftriaxone, and together with the University of Utah, we co-own pending U.S. and foreign patent application equivalents related to oral formulations and specific oral dosage forms of antibiotics. Additionally, we have licensed from Eli Lilly a portfolio of eight issued U.S. patents and 16 foreign patents related to the composition, manufacture, administration and use of daptomycin. In addition, Eli Lilly has agreed to assign to us an additional two U.S. issued patents, 53 issued foreign patents and two pending foreign patent applications. This portfolio also covers the composition, manufacture and use of daptomycin. We have also filed a number of patent applications in our name relating to the composition, manufacture, administration and use of daptomycin and other lipopeptides. The Company has received a Notice of Allowance from the U.S. Patent and Trademark Office for a daptomycin-related patent application entitled "Methods for Administration of Antibiotics," which the Company expects will issue in 2002. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

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

THE COMPANY DEPENDS ON CERTAIN KEY EMPLOYEES, AND THE LOSS OF ANY OF THOSE EMPLOYEES COULD POTENTIALLY HARM THE COMPANY'S BUSINESS.

    We believe that our ability to successfully implement our business strategy is highly dependent on our senior management and scientific team. In particular Scott M. Rocklage, Ph.D., our Chairman and Chief Executive Officer, and Michael
W. Bonney, President and Chief Operating Officer, are key to the success of the Company. The loss of either Dr. Rocklage or Mr. Bonney could have a negative effect on our ability to operate effectively. Although Dr. Rocklage has entered into an employment agreement with us, he may terminate his employment at any time upon thirty days' written notice. In addition, our success is highly dependent on its ability to attract, train, retain, and motivate high quality personnel, especially for its senior management. The loss of the services of any of our executive officers, officers, or other key employees could potentially harm its business or financial results.

INABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET COULD LIMIT OUR OPERATIONS AND RESULTS.

    Our success in large part depends upon our ability to attract, train, motivate and retain qualified personnel for all aspects of our business. In recent years, because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition in attracting and retaining employees from the limited number of qualified personnel available. Because of this intense competition, we have had to interview an increasing number of candidates to meet our hiring needs. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have qualities, such as greater financial and other resources, different risk profiles and a longer history in the industry, or provide different opportunities, such as greater room for career advancement, that may be more appealing to, and helpful in attracting and retaining, qualified personnel. Notwithstanding the foregoing, we have been able to attract and retain qualified personnel. In the event that we are unable to continue to do so, the rate at which we can discover, develop and commercialize drugs will be limited.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR DRUG PRODUCTS.

    The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Using our drug candidates in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand with respect to drugs, if any, that receive regulatory approval for commercial sale. Product liability insurance is expensive and may not be available in the future. While we currently maintain product liability insurance coverage that we believe is adequate for our current operations, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

OUR ABILITY TO GENERATE FUTURE REVENUES FROM DRUG PRODUCTS WILL DEPEND ON REIMBURSEMENT AND DRUG PRICING.

    Acceptable levels of reimbursement for costs of developing and manufacturing of drugs and treatments related to those drugs by government authorities, private health insurers and other organizations, such as HMOs, will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drug candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborative partners to manufacture and commercialize drugs, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drugs.

    Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

WE MAY REQUIRE ADDITIONAL FUNDS.

    Given that we are currently a research and development company, certain economic and strategic factors may require us to seek substantial additional funds in order to:

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

A VARIETY OF RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

    Because we have a portion of our research operations in Canada and the United Kingdom and we have manufacturing and clinical relationships abroad, we are subject to additional risks related to operating in foreign countries. Our Canadian and English operations are organized as separate legal entities. Associated risks of conducting operations in foreign countries include, but are not limited to:

    - unexpected changes in tariffs, trade barriers and regulatory requirements;

    - economic weakness, including inflation, or political instability in particular foreign economies and markets;

    - compliance with tax, employment, immigration and labor laws for employees living and traveling abroad;

    - foreign taxes including withholding of payroll taxes;

    - foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business or operating a subsidiary in another country;

    - work force uncertainty in countries where labor unrest is more common than in the U.S.; and

    - production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

    These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

                    RISKS RELATING TO GOVERNMENTAL APPROVALS

IF WE DO NOT OBTAIN REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET CIDECIN OR ANY FUTURE DRUG CANDIDATES.

    The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercialization introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. In addition, the FDA may impose more stringent requirements than currently in effect, which may adversely affect our planned on-going development. All of our drug candidates will require governmental approvals for commercialization, none of which has been obtained. Pre-clinical testing and clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

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

WE HAVE LIMITED EXPERIENCE IN CONDUCTING THE PRE-CLINICAL AND CLINICAL TESTING NECESSARY FOR US TO OBTAIN REGULATORY APPROVALS OF OUR DRUG CANDIDATES.

    Before we receive regulatory approvals for the commercial sale of any of our potential drugs, our drug candidates will be subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. We depend on our collaborative partners to conduct clinical trials for the drug candidates resulting from the collaborative agreements, and we may become dependent on third parties to conduct future clinical trials of our internally developed drug candidates. We have limited experience in conducting pre-clinical testing or clinical trials. Clinical trials have been commenced with Cidecin and oral ceftriaxone and not with respect to any of our other drug candidates or any drug candidates being developed jointly by us and our collaborative partners. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and could have a material adverse effect on our business, operating results and financial condition.

IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS AFTER ANY REGULATORY APPROVAL OF A DRUG PRODUCT OR IF A REGULATORY AUTHORITY WITHDRAWS ITS APPROVAL OF A DRUG PRODUCT, WE MAY BE FORCED TO SUSPEND THE SALE OF THE PRODUCT.

    Even if initial regulatory approvals for our drug candidates are obtained, our company, our drugs and the manufacturing facilities for our drugs would be subject to continual review and periodic inspection. Later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the drug, the manufacturer or us, including withdrawal of the drug from the market. The FDA stringently applies regulatory standards. Failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. In addition, our manufacturing facilities will be subject to FDA inspections for adherence to GMP prior to marketing clearance and periodically during the manufacturing process. The FDA may also require post-marketing testing and surveillance to monitor the effects of an approved product. In addition, if there are any modifications to a drug, further regulatory approval will be required.

ITEM 2.  DESCRIPTION OF PROPERTY

    We are headquartered at 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 88,000 square feet of commercial and laboratory space. We currently lease approximately 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2003, subject to a 5-year renewal option. We have subleased this space for a term that coincides with our September 2003 lease expiration. We also lease an additional 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in October 2010.

    In connection with the acquisition of TerraGen Discovery in October 2000, we acquired the office space of former TerraGen subsidiaries in Canada and the United Kingdom. We currently lease 9,265 square feet of commercial office and laboratory space in Vancouver, Canada pursuant to a term lease that expires in March 2002. The lease will not be renewed after March 2002 since the operations have been closed and relocated to our corporate headquarters. In addition, we also lease 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in June 2003.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, we are involved in legal proceedings arising in the normal course of business. We are not currently involved in any legal proceedings the resolution of which, in management's opinion, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Cubist's Common Stock is traded on the Nasdaq National Market under the symbol "CBST". The following table sets forth, for the period indicated, the high and low sale prices per share of Cubist's Common Stock as reported by the Nasdaq National Market.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Year Ended December 31, 2000:
        First Quarter.......................................   $71.50     $16.25
        Second Quarter......................................   $52.50     $16.87
        Third Quarter.......................................   $64.12     $41.00
        Fourth Quarter......................................   $52.12     $22.68
Year Ended December 31, 2001:
        First Quarter.......................................   $35.94     $12.00
        Second Quarter......................................   $40.20     $19.50
        Third Quarter.......................................   $43.98     $27.92
        Fourth Quarter......................................   $43.00     $30.65
Year Ended December 31, 2002:
        First Quarter (through March 15, 2002)..............   $35.99     $12.87

HOLDERS

    As of March 15, 2002, Cubist had 272 stockholders of record. This figure does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

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

RECENT SALES OF UNREGISTERED SECURITIES

    Described below is information regarding all securities we sold during the fiscal year ended December 31, 2001, which, unless otherwise noted below, were not registered under the Securities Act.

    We issued 5 1/2% convertible subordinated notes due in 2008 in the aggregate principal amount of $125,000,000 in a private placement in October 2001. The subordinated notes were resold by the initial purchasers of the notes to qualified institutional buyers under Rule 144A under the Securities Act. The initial purchasers purchased an additional $40,000,000 aggregate principal amount of the subordinated notes in December 2001. The resale of the notes and the underlying shares were subsequently registered with the SEC.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below for the years ended
December 31, 2001, 2000, 1999 and 1998 and statement of operations for 1997 are derived from our audited consolidated financial statements. The balance sheet data as of December 31, 1997 has been prepared by us to reflect the combination of Cubist with TerraGen using the pooling-of-interests method of accounting and is unaudited. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2001       2000       1999       1998       1997
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Research and development revenue...............  $ 11,827   $  2,255   $  3,871   $    174   $ 1,267
Related party research and development
  revenue......................................     2,561      2,968      2,975      1,500     1,500
                                                 --------   --------   --------   --------   -------
      Total revenues...........................    14,388      5,223      6,846      1,674     2,767
Operating expenses:
  Research and development expenses............    63,686     44,638     25,539     12,357    10,799
  General and administrative expenses..........    21,827     12,113      6,397      4,451     3,618
                                                 --------   --------   --------   --------   -------
      Total operating expenses.................    85,513     56,751     31,936     16,808    14,417
Interest income................................     6,922      8,464        905        931     1,098
Interest expense...............................    (5,739)    (2,314)    (1,059)      (361)     (244)
Other income (expense).........................        54        578        197         (1)    1,833
Income tax benefit.............................        34        499        925        175        --
                                                 --------   --------   --------   --------   -------
      Net loss.................................  $(69,854)  $(44,301)  $(24,122)  $(14,390)  $(8,963)
Basic and diluted net loss per common share....  $  (2.49)  $  (1.68)  $  (1.31)  $  (1.16)  $ (0.89)
Weighted average number of common shares
  outstanding for basic and diluted net loss
  per common share.............................    28,088     26,415     18,456     12,395    10,115

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2001       2000       1999       1998       1997
                                                  --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments..........  $243,135   $139,783   $26,829    $21,327    $20,197
Working capital.................................   158,012    110,146    21,938     16,046     10,238
Total assets....................................   314,834    193,370    42,595     26,178     24,384
Long-term liabilities...........................   213,007     46,075     6,392      1,523      1,366
Stockholders' equity............................    69,501    133,020    29,441     22,658     21,345
Dividends.......................................        --         --        --         --         --

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

OVERVIEW

    Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $178.0 million through December 31, 2001. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials, and the development of manufacturing, marketing and sales capabilities.

    On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen, a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, we acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. Pursuant to the acquisition, we, indirectly through C&T Acquisition Corporation, acquired all of the issued and outstanding common and preferred shares of TerraGen, and assumed all of the outstanding options, warrants and convertible debentures of TerraGen, by issuing 334,933 shares of our Common Stock and causing C&T Acquisition Corporation to issue 178,491 exchangeable shares. The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, subject to certain adjustments, for shares of our Common Stock. All exchangeable shares that remain outstanding will be automatically exchanged for shares of our Common Stock on October 23, 2002. The options, warrants and convertible debentures of TerraGen assumed by us pursuant to the acquisition are exercisable or convertible into 94,605 shares of our Common Stock. This acquisition had been accounted for using the pooling-of-interests method of accounting. This Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements of Cubist have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented.

    In recent years, we have enhanced our drug discovery and development programs and funded a portion of our capital requirements by entering into collaborative agreements with pharmaceutical and biotechnology companies. We have entered into collaborative agreements based specifically on our aminoacyl-tRNA synthetase program with Merck & Co., Inc., or Merck and Bristol-Myers Squibb, and a collaborative agreement with Novartis based on our VITA functional genomics technology. Under these collaborative agreements, we have received sponsored research payments and, if drug development milestones are achieved, we are entitled to milestone payments. In addition, we will be entitled to receive royalties on worldwide sales of any drug developed and commercialized from these collaborations. At December 31, 2001, we had received all of the sponsored research payments that we were entitled to under our collaborative agreements with Merck and Bristol-Myers Squibb, although Merck and Bristol-Myers Squibb are still required to make milestone payments and pay royalties to us for any drug developed and commercialized from these collaborations.

    On November 7, 1997, we entered into a license agreement with Eli Lilly, pursuant to which we acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, we paid to Eli Lilly an upfront license fee in cash and we have agreed to pay milestone payments in cash or by issuing shares of our Common Stock to Eli Lilly, if certain drug development milestones are achieved. In addition, we will be required to pay royalties to Eli Lilly on worldwide sales of Cidecin. On February 19, 1999, we issued to Eli Lilly 56,948 shares of our Common Stock as a milestone payment, which was due upon commencement of Phase III clinical trials of Cidecin. The value of the Common Stock issued was $250,000 and was recorded as research and development expense. On October 6, 2000, we entered into a restated assignment and license agreement whereby we will obtain expanded rights under the Eli Lilly patents including an exclusive license to make, use and sell daptomycin for use in the field of infectious disease no longer excluding induced colitis and complete ownership, control and all rights to other Eli Lilly-assigned patents relating to daptomycin subject matter claimed therein for all compounds and all uses.

    In September 1998, our Canadian subsidiary entered into a research collaboration agreement with Schering-Plough Research Institute to access our recombinant library to discover novel leads with potential activity in the anti-infective area. As part of the agreement, we provided library-screening services to Schering-Plough for those strains provided. In exchange for these services, Schering-Plough made research payments to us. Schering-Plough was granted an exclusive, worldwide license to use any recombinant microorganism that produces a lead and an exclusive, worldwide license to all of its rights and ownership in any resulting patents.

    In May 1999, our Canadian subsidiary entered into a second collaboration agreement with Schering-Plough under which Schering-Plough was granted an exclusive, worldwide license to manufacture and sell compounds resulting from screening Cubist's natural product library. In exchange for the license, Schering-Plough made research payments and, if scientific and development milestones are achieved, Schering-Plough will make milestone payments to us. In addition, Schering-Plough will be required to pay royalties to us on worldwide sales of any drug developed and commercialized from any products derived from this collaboration.

    On February 3, 1999, we entered into a collaborative research and license agreement with Novartis to use our VITA functional genomics technology to validate and develop assays for antimicrobial targets and to identify new compounds for development as antimicrobial agents. In exchange for the license, Novartis is making research payments and, if scientific and development milestones are achieved, Novartis will make milestone payments to us. In addition, Novartis will be required to pay royalties to us on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Upon the signing of the research and license agreement, we issued to Novartis, 797,448 shares of our Common Stock for a total purchase price of $4.0 million in cash.

    On March 17, 1999, our Canadian subsidiary purchased the assets of ChromaXome Corporation, or ChromaXome, for $5.7 million, excluding acquisition costs, by paying $2.0 million in cash, issuing notes payable of approximately $3.0 million and issuing 18,231 shares of our Common Stock. The acquisition was accounted for using the purchase method of accounting with the results of operations included in our financial statements from the date of acquisition.

    On April 8, 1999, our Canadian subsidiary purchased the assets of Xenova Discovery Ltd., or Xenova, for $5.2 million, excluding acquisition costs, by paying $400,000 in cash, issuing notes payable of approximately $3.6 million and issuing 30,386 shares of our Common Stock. The acquisition was accounted for using the purchase method of accounting with the results of operations included in our financial statements from the date of acquisition. One note payable of $1,375,715 was due and repaid as of December 31, 1999. The second note payable was due April 8, 2002 and repayable at any time by Cubist by converting into 58,282 shares of Common Stock at any time after 24 months from the date of closing, at the option of either Xenova Group PLC or Cubist. On April 20, 2001, the convertible note payable was converted to 58,282 shares of Common Stock.

    On November 18, 1999, our Canadian subsidiary entered into a cross-license agreement with Diversa Corporation. Under the terms of the agreement, we granted a co-exclusive worldwide non-royalty bearing license to certain patented technology, subject to certain restrictions. The license may not be sublicensed and Diversa may not use the macrodroplet screening technology for the term of the agreement. Under the agreement, Diversa paid an upfront license fee of $2,500,000 and will pay annual license maintenance fees of $100,000 beginning in 2000, until the patents expire. We are required to repay the license fee if we merge or are acquired prior to November 18, 2004 by a company whose primary business is DNA shuffling.

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

    On January 10, 2000, we entered into a monitoring services agreement with Clindev (Proprietary) Limited, pursuant to which Clindev has agreed to provide monitoring services for our Cidecin international complicated skin and soft tissue trial. Under the terms of this agreement, the specific responsibilities and obligations performed by Clindev include study management, clinical trial initiation and management and clinical data management. The related costs were accrued over the life of the clinical trial.

    In April 2000, we entered into a development and supply agreement with Abbott pursuant to which Abbott has agreed to assist us in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to us, daptomycin as a parenteral formulation. Under the terms of this agreement, we agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved NDA for daptomycin. We made payments totaling $450,000 through the period ended December 31, 2001, which were expensed as research and development. If the FDA approves the daptomycin NDA, we will purchase minimum annual quantities of drug product from Abbott over a five-year period.

    In June 2000, we entered into a services agreement with DSM, an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to us relating to the equipping of the manufacturing facility at DSM Capua. We have also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. Under the terms of the service agreements, we will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for certain costs to be incurred by DSM Capua of approximately $8.2 million in connection with the scale-up and construction of its manufacturing facility. Through 2001, we have reimbursed $4,862,000 of these costs to DSM Capua and accrued an additional $81,000. These costs are being recorded as other assets and will begin to be amortized once the facility is complete and ready for the manufacture of daptomycin for commercial purposes. In addition, in consideration for the implementation of our technology in the facility by DSM Capua, we have agreed to make milestone payments of $1,400,000 to DSM if specific phases of the preparation of its manufacturing facility are completed within specified periods of time. We are accruing these estimated milestone payments based on cost incurred and recorded research and development expenses of $328,000 and $627,000 in 2001 and 2000, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period.

    On August 1, 2000, we entered into a contract research agreement with Target Research Associates, Inc., pursuant to which Target agreed to provide various clinical research services for our Cidecin community-acquired-pneumonia trial. Under the terms of this agreement, the specific responsibilities and obligations performed by Target included study management, clinical trial initiation and management and clinical data management. The related costs are being accrued over the life of the clinical trial.

    On September 8, 2000, we announced the purchase of a new corporate headquarters building in Lexington, Massachusetts. The new facility is 88,000 square feet, approximately 55,000 of which is constructed as laboratory space. To finance the purchase, we issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company. This financing covered the building purchase price of approximately $34.0 million and included $5.0 million for facility improvements. The five-year notes carry a coupon rate of 8 1/2% and can be converted at any time at the option of the holder into our Common Stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of their principal amount outstanding.

    On November 6, 2000, we and Emisphere Technologies, entered into a research agreement to develop an oral formulation of daptomycin. Under the terms of the agreement, we paid a license fee of $500,000 upon execution of the license agreement and could pay milestone payments totaling $30.0 million should a product be successfully commercialized. In addition, we will fund Emisphere's research and development efforts at a rate of $250,000 per full-time equivalent per year. We would also pay a royalty on sales of any product resulting from the collaboration and would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.

    On January 7, 2001, we and Gilead signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid us an up-front licensing fee of $10.0 million for Cidecin and $3.0 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $5,600,000 was recognized in the year ended December 31, 2001. We are entitled to receive additional cash payments of up to $31.0 million upon achievement of certain clinical and regulatory milestones. Revenue from milestone payments which are substantive and whose achievement was not reasonably assured at the inception of the agreement is recognized once the respective milestone is achieved. Gilead will also pay us a fixed royalty on net sales. We will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

    On April 10, 2001, we achieved the first milestone in our collaboration with Gilead following the successful completion of Study 9901, our pivotal Phase III trial examining the safety and efficacy of Cidecin in the treatment of cSST caused by Gram-positive bacteria. On April 23, 2001, Gilead paid us
$1.25 million for meeting the primary endpoint of the clinical trial. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase III community-acquired pneumonia clinical trials triggered a $3.0 million payment to us by Gilead. On October 5, 2001, Gilead paid us $1.25 million for meeting the primary endpoint in the Phase III clinical trial for cSSTs. All three milestones were recognized as revenue in 2001.

    On April 25, 2001, we entered into a master services agreement with Quintiles, Inc. pursuant to which Quintiles agreed to provide various clinical trial, research and other services for our Cidecin community-acquired pneumonia trial. Under the terms of this agreement, the specific responsibilities and obligations performed by Quintiles included study management, clinical trial initiation and management and clinical data management. The related costs are being accrued over the life of the clinical trial.

    On June 27, 2001, we and Syrrx announced the formation of antiinfective drug discovery collaboration. The joint effort uses Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. Under the collaboration, the companies will attempt to accelerate the discovery of novel classes of antibiotics to treat infectious diseases, including those resistant to current therapies. Financial incentives for the collaboration include research and clinical milestones, royalties and an equity investment in Syrrx by us. We have made an equity investment of $300,000, which has been accounted for under the cost method of accounting. We have made one milestone payment under this agreement.

    On July 30, 2001, we entered into a collaborative research and license agreement with Albany Molecular Research, Inc., or Albany Molecular, to identify novel antiinfective drug candidates. Under this agreement, Albany Molecular would receive fees from Cubist for the achievement of specific clinical and regulatory milestones as well as royalties on sales of any commercial products that result from the collaboration.

    In November 2001, we entered into a manufacturing and supply agreement with ACS pursuant to which ACS has agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of daptomycin and to sell bulk daptomycin exclusively to us for commercial purposes. Under the terms of this agreement, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. In consideration, we will make contributions in equity, milestones, product price premiums, resin investment, process development, quality systems and facility qualification support. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from ACS over a six-year period. Under the terms of the agreement, we issued to ACS 62,558 shares of our common stock. These shares had a value of $2.0 million. The cost of these shares was accounted for as part of the cost of the manufacturing facility and was recorded as other assets.

    In December 7, 2001, we entered into a screening service agreement with Cetek, whereby Cetek will provide us with screening and dereplication services. Under this agreement, Cetek would receive fees from us for the achievement of specific research, clinical and regulatory milestones

    While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that in 2001 we incurred costs in an approximate aggregate amount of $2.7 million in connection with all of our research collaborations which generated approximately $2.5 million of revenue in the aggregate in 2001; and based on an estimated average full-time equivalent basis, we estimate that in 2000, we incurred costs in an approximate aggregate amount of $4.5 million in connection with all of our research collaborations which generated approximately $4.3 million of revenue in the aggregate in 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

    I. REVENUE RECOGNITION

    We recognize revenue in accordance with the substantive milestone approach under the SEC Staff Accounting Bulletin No. 101 (SAB 101). Our principal sources of revenue are license fees and milestone payments, which are derived from our collaborative agreements with other pharmaceutical and biotechnology companies.

    Non-refundable license fees are recorded as deferred revenue once received and are recognized ratably over the development period to which they relate. The relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized. As a result, management continually reviews the appropriate time period.

    Milestone payments are only recognized as revenue upon achievement of the milestone when they are deemed to be substantive and therefore have required significant cost and effort by us. To date, we have determined that all milestones received have met these criteria. If future performance were to be required or we considered that the milestone was not substantive, the payment would be deferred and recognized once the appropriate criteria were met or recognized over the performance period as appropriate.

    II. ACCRUED LIABILITIES, SPECIFICALLY THE CLINICAL RESEARCH ORGANIZATION
     COSTS

    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of costs incurred to date but not yet invoiced in relation to external clinical research organization, or CRO, costs. Management analyzes the progress of clinical trials, invoices received and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Material difference may result in the amount and timing of the accrued balance for any period if management made different judgments or utilized different estimates. The CRO accrual amounted to $6.4 million at December 31, 2001.

    III. INVESTMENTS

    All investments are held to maturity, as the intention is to hold these assets in accordance with our business plans. However, if the circumstances regarding an investment were to change, such as a change in a company's external credit rating, we would consider a sale of the related security to minimize any losses to us. The appropriateness of the classification is reviewed at each reporting date.

    IV. INTANGIBLE AND LONG-LIVED ASSETS

    Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In relation to the acquisitions made by our Canadian subsidiary, values were ascribed to intangible assets as explained in the "Notes C and F to the Consolidated Financial Statements". These assets are amortized over their useful lives. Long-lived assets consist of our corporate headquarters building, which we purchased on

September 8, 2000 and relocated to on September 17, 2001. This building is being depreciated over its useful life. Useful lives are based on management's estimates of the period during which the assets will generate revenue.

    Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Future events could cause us to conclude that impairment indicators exist and that certain of intangibles assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

    V. INCOME TAXES

    We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Through December 31, 2001, we believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

    RESEARCH AND DEVELOPMENT REVENUES. Total research and development revenues in the year ended December 31, 2001 were $11,827,000 compared to $2,255,000 in the year ended December 31, 2000, an increase of $9,572,000 or 424.5%. The research and development revenues earned in the year ended December 31, 2001, consisted of $5,600,000 in license fee revenue and $5,500,000 in milestone revenue from Gilead; $591,000 in SBIR funding; $100,000 in license maintenance fees and $36,000 in other grants. The research and development revenues earned in the year ended December 31, 2000 consisted of $1,128,000 in research support funding from the Schering-Plough collaboration; $469,000 in research support funding from various other collaborative research agreements, $448,000 in SBIR funding, $100,000 in license maintenance fees and $110,000 in other grants. The increase in research and development revenues in the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to the license fees and milestones recognized as revenue from Gilead, partially offset by the completion in 2000 of research support funding phases of the Schering-Plough and various other collaborative research agreements.

    RELATED PARTY RESEARCH AND DEVELOPMENT REVENUES. Total related party research and development revenues in the year ended December 31, 2001 were $2,561,000 compared to $2,968,000 in the year ended December 31, 2000, a decrease of $407,000 or 13.7%. The related party research and development revenues earned in the year ended December 31, 2001, consisted of $2,250,000 in research support funding and $250,000 in milestone payments from the Novartis collaboration; and $61,000 in research support funding from the Xenova collaboration. The related party research and development revenues earned in the year ended December 31, 2000 consisted of $2,250,000 in research support funding and $500,000 in milestone payments from the Novartis collaboration and $218,000 in research support funding from the Xenova collaboration. The decrease in revenues in the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to the reduction in milestone payments from the Novartis collaboration and the reduction of research support funding from the Xenova collaboration.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the year ended December 31, 2001, were $63,686,000 compared to $44,638,000 in the year ended December 31, 2000, an increase of $19,048,000 or 42.7%. The increase was largely due to increased clinical costs related to daptomycin development including costs associated with our Phase III clinical trials in community-acquired pneumonia and VRE. Specific costs include clinical research services performed by CROs and the additional internal personnel that were required to monitor these CRO activities.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 2001, were $21,827,000 compared to $12,113,000 in the year ended December 31, 2000, an increase of $9,714,000 or 80.2%. The increase was largely due to the addition of 10 medical science liaisons in February 2001, increased costs related to increased administrative personnel, and the increased costs of outside marketing services.

    INTEREST INCOME AND EXPENSE.  Interest income in the year ended
December 31, 2001, was $6,922,000 compared to $8,464,000 in the year ended December 31, 2000, a decrease of $1,542,000 or 18.2%. The decrease in interest income was due to lower average cash, cash equivalent and investment balances during the year ended December 31, 2001 as compared to the year ended
December 31, 2000, and significantly lower interest rates. Interest expense in the year ended December 31, 2001 was $5,740,000 as compared to $2,314,000 during the year ended December 31, 2000, an increase of $3,426,000 or 148.1%.

The increase in interest expense was primarily due to increased long-term debt related to the issuance of convertible subordinated notes and the purchase of a new corporate headquarters.

    OTHER INCOME. Other Income in the year ended December 31, 2001 was $55,000 compared to $579,000 in the year ended December 31, 2000, a decrease of $524,000 or 90.5%. The decrease in other income was due to a decrease in foreign currency translation adjustments in 2001, partially offset by reversal of accumulated other comprehensive income of $163,000 due to the closure and relocation of our Vancouver operations to our corporate headquarters, which represents a substantial liquidation of our investment in our Canadian subsidiary.

    INCOME TAX BENEFIT. Income tax benefit in the year ended December 31, 2001, was $34,000 compared to $499,000 in the year ended December 31, 2000, a decrease of $465,000 or 93.2%. The decrease in income tax benefit was due to Cubist no longer qualifying for investment tax credits for increased research and development expenditures related to Cubist's Canadian operations.

    NET LOSS. Our net loss for the year ended December 31, 2001 was $69,854,000 compared to $44,301,000 during the year ended December 31, 2000, an increase of $25,553,000 or 57.7%. The increase was primarily due to an increase clinical expenses incurred associated with the development of daptomycin, increased costs associated with our marketing program, increased costs related to additional personnel and increased costs associated with the addition of 10 medical science liaisons.

YEARS ENDED DECEMBER 31, 2000 AND 1999

    RESEARCH AND DEVELOPMENT REVENUES. Total research and development revenues in the year ended December 31, 2000 were $2,255,000 compared to $3,872,000 in the year ended December 31, 1999, a decrease of $1,617,000 or 41.8%. The research and development revenues earned in the year ended December 31, 2000, consisted of $1,128,000 in research support funding from the Schering-Plough collaboration; $469,000 in research support funding from various other collaborative research agreements, $448,000 in SBIR funding, $100,000 in license maintenance fees and $110,000 in other grants. The research and development revenues earned in the year ended December 31, 1999, consisted of $611,000 in research support funding from the Schering-Plough collaboration; $2,500,000 in research support funding from the Merck collaboration; $449,000 in research support funding from various other collaborative research agreements and $312,000 in SBIR funding. The decrease in research and development revenues in the year ended December 31, 2000 as compared to the year ended December 31, 1999 was primarily due to the completion of research support funding phase of the Merck collaboration, partially offset by revenues associated with the Schering-Plough collaboration.

    RELATED PARTY RESEARCH AND DEVELOPMENT REVENUES. Total related party research and development revenues in the year ended December 31, 2000 were $2,968,000 compared to $2,975,000 in the year ended

December 31, 1999, a decrease of $7,000 or 0.2%. The related party research and development revenues earned in the year ended December 31, 2000, consisted of $2,250,000 in research support funding and $500,000 in milestone payments from the Novartis collaboration; and $218,000 in research support funding from the Xenova collaboration. The related party research and development revenues earned in the year ended December 31, 1999 consisted of $2,042,000 in research support funding from the Novartis collaboration; $545,000 in research support funding from the Bristol-Myers Squibb collaboration and $388,000 in research support funding from the Xenova collaboration. The decrease in revenues in the year ended December 31, 2000 as compared to the year ended December 31, 2000 was primarily due to the completion of research support funding phase of the Bristol-Myers Squibb collaboration and the reduction of research support funding from the Xenova collaboration offset by milestone payments from the Novartis collaboration.

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

    IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. The write-off of acquired in-process research and development costs in the year ended December 31, 2000 was $0 compared to $752,000 in the year ended December 31, 1999, a decrease of $752,000. The decrease was due to a write-off of acquired in-process research and development costs related to the acquisitions of ChromaXome and Xenova in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the year ended December 31, 2000, were $12,113,000 compared to $6,397,000 in the year ended December 31, 1999, an increase of $5,716,000 or 89.4%. The increase was largely due to increased costs related to personnel and recruiting expenses and increased legal and other professional services expenses, which were expensed under pooling accounting treatment, related to the acquisition of TerraGen.

    INTEREST INCOME AND EXPENSE.  Interest income in the year ended
December 31, 2000, was $8,464,000 compared to $905,000 in the year ended December 31, 1999, an increase of $7,559,000 or 835.2%. The increase in interest income was due primarily to higher average cash, cash equivalent and investment balances during the year ended December 31, 2000 as compared to the year ended December 31, 1999. Interest expense in the year ended December 31, 2000 was $2,314,000 as compared to $1,059,000 during the year ended December 31, 1999, an increase of $1,255,000 or 118.5%. The increase in interest expense was primarily due to the convertible debt financing of the new corporate headquarters building in Lexington, Massachusetts, which took place in 2000.

    OTHER INCOME. Other Income in the year ended December 31, 2000 was $579,000 compared to $197,000 in the year ended December 31, 1999, an increase of $382,000 or 193.9%. The increase in other income was due to an increase in foreign currency translation adjustments in 2000.

    INCOME TAX BENEFIT. Income tax benefit in the year ended December 31, 2000, was $499,000 compared to $926,000 in year ended December 31, 1999, a decrease of $427,000 or 46.1%. The decrease in income tax benefit was due to investment tax credits for increased research and development expenditures related to Cubist's Canadian operations during the year ended December 31, 1999 as compared to the year ended December 31, 2000.

    NET LOSS. Our net loss for the year ended December 31, 2000 was $44,301,000 compared to $24,122,000 during the year ended December 31, 1999, an increase of $20,179,000 or 83.7%. The increase was primarily due to an increase in expenses incurred associated with the development of daptomycin, increased costs associated with our marketing and investor relations program, increased costs related to personnel and recruiting expenses and increased legal and other professional services expenses which were expensed under pooling accounting treatment related to the acquisition of TerraGen.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalents and investments balance at December 31, 2001 was $243,135,000 compared to $139,783,000 at December 31, 2000.

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

    On October 8, 1998, our Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $3.2 million by issuing 88,848 shares of our Common Stock, along with warrants exercisable for 44,424 shares of our Common Stock. Of these warrants, 312 are outstanding at December 31, 2001.

    On March 15, 1999, our Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $5.2 million by issuing 142,157 shares of our Common Stock.

    Upon the signing of the research and license agreement with Novartis in February 1999, we issued to Novartis, 797,448 shares of our Common Stock for a total purchase price of $4.0 million in cash.

    On March 17, 1999, our Canadian subsidiary purchased the assets of ChromaXome for $5.7 million, excluding acquisition costs, by paying approximately $2.0 million in cash, issuing notes payable of approximately $3.0 million and issuing 18,231 shares of our Common Stock.

    During March 1999, we entered into a term loan agreement with a commercial bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (4.24% at December 31, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds from this term loan. In September 2001, we increased our term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (4.24% at December 31, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected as restricted cash. At December 31, 2001, borrowings outstanding totaled $7,359,466.

    On April 8, 1999, our Canadian subsidiary purchased the assets of Xenova for $5.2 million, excluding acquisition costs, by paying approximately $400,000 in cash, issuing notes payable of approximately $3.6 million and issuing 30,386 shares of our Common Stock. A note payable of $2,243,948 was converted in April 2001 into 58,282 shares of our Common Stock.

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

    On January 17, 2000, our Canadian subsidiary issued a note payable totaling $2,006,667 and warrants to purchase 22,790 shares of Common Stock. The note payable bears interest at 14.4% and is repayable over 36 months to January 17, 2003. The warrants were exercised in 2000 resulting in gross proceeds of $599,000. At December 31, 2001, the note payable balance was $554,578.

    On January 29, 2000, we completed a private placement financing with investors and raised net proceeds of $52.0 million by issuing 2,200,000 shares of our Common Stock at $25.00 per share.

    On April 3, 2000, we completed a follow-on public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of Common Stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of Common Stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less financing costs of $680,625).

    In September 2000, we purchased a new corporate headquarters building in Lexington, Massachusetts. To finance the purchase, we issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company. This financing covered the building purchase price of approximately $34.0 million and included $5.0 million for facility improvements. These five-year notes carry a coupon rate of 8 1/2% and can be converted at any time at the option of the holder into our Common Stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of the principal outstanding.

    On April 10, 2001, we achieved the first milestone in our collaboration with Gilead following the successful completion of Study 9901, our pivotal Phase III trial examining the safety and efficacy of Cidecin in the treatment of cSST caused by Gram-positive bacteria. On April 23, 2001, Gilead paid us
$1.25 million for meeting the primary endpoint of the clinical trial. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase III community-acquired pneumonia clinical trials triggered a $3.0 million payment to us by Gilead. On October 5, 2001, Gilead paid us $1.25 million for meeting the primary endpoint in the Phase III clinical trial for cSSTs. All three milestones were recognized as revenue in 2001.

    On October 26, 2001, we completed the private placement of $125 million of 5 1/2% Convertible Subordinated Notes (less estimated financing costs of $4,055,096). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into Common Stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002.

    On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5 1/2% Convertible Subordinated Notes (less estimated financing costs of $827,320). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into Common Stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to our senior indebtedness.

COMMITMENTS AND CONTINGENCIES

    Our major outstanding contractual obligations relate to our convertible notes, our term loan and our facilities leases. Our facilities leases expense in future years will decrease over future years as we have purchased a new corporate headquarters in 2000.

    Our convertible notes outstanding total is $204.0 million in aggregate. These notes consist of $165.0 million of 5 1/2% Convertible Subordinated Notes due 2008, and $39.0 million of 8 1/2% of senior convertible notes to John Hancock Life Insurance Company, due 2005. Both notes require semi-annual interest payments through maturity.

    The following summarizes Cubist's contractual obligations at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

                                                                                                                        2008 AND
                                                       2002       2003       2004       2005       2006       2007     THEREAFTER
                                                     --------   --------   --------   --------   --------   --------   ----------
                                                                                    (IN MILLIONS)
CONTRACTUAL OBLIGATIONS:
  Senior convertible notes.........................   $ 3.3      $ 3.3      $ 3.3      $42.3      $  --      $  --       $   --
  Subordinated convertible notes...................     9.1        9.1        9.1        9.1        9.1        9.1        174.1
  Term loan........................................     2.7        2.0        1.7        1.6         --         --           --
  Capital lease obligations........................     0.5         --         --         --         --         --           --
  Operating leases.................................     0.8        0.7        0.5        0.6        0.5        0.6          1.8
                                                      -----      -----      -----      -----      -----      -----       ------
    Total contractual obligations..................   $16.4      $15.1      $14.6      $53.6      $ 9.6      $ 9.7       $175.9
COMMERCIAL COMMITMENTS:
  Clinical CRO costs...............................   $20.3      $  --      $  --      $  --      $  --      $  --       $   --
  Manufacturing....................................     2.0        1.1        1.1        1.8       0.75       0.75          2.2
  Licenses and collaborations......................     3.4         --         --         --         --         --           --
                                                      -----      -----      -----      -----      -----      -----       ------
    Total commercial commitments...................   $25.7      $ 1.1      $ 1.1      $ 1.8      $0.75      $0.75       $  2.2

    We conduct our operations internationally. Consequently, the results of our operations are exposed to movements in foreign currency exchange rates. We enter into limited forward exchange contracts to reduce exposures associated with nonfunctional currency accounts receivable and accounts payable denominated in European euros and the British pound. The forward contracts range from one to three months in original maturity. In general, we do not hedge anticipated foreign currency cash flows, nor do we enter into forward contracts for trading purposes. We do not use any derivatives for trading or speculative purposes. The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of operations. Internationally operations give rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2001, Cubist entered into limited foreign currency hedging transactions between the U.S. dollar, the European euro and the British pound. At December 31, 2001, Cubist has a commitment to purchase 312,500 euro, with an approximate U.S. dollar value of this commitment of $283,063, and a commitment to purchase 62,043 GBP, with an approximate U.S. dollar value of this commitment of $91,719.

    We are party to research and development as well as license agreements for certain technologies (see "Notes H and I to the Consolidated Financial Statements"). Certain of these agreements contain provisions for future royalties to be paid on commercial sales of products developed from the licensed technologies. Currently the amounts payable under these agreements and the resulting commitments on our behalf are unknown and unestimable since the level of future sales is unknown and uncertainty of this industry is not possible to accurately estimate many future obligations such as clinical CRO costs and licenses and collaborations. This table represents our current obligations and forecasts.

    We believe that our existing cash resources, existing capital resources, projected interest income and future revenues due under our collaborative agreements, will be sufficient to fund our operating expenses and capital requirements as currently planned through the next 18 months. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.

RECENT PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS 141, Business Combinations, and No. 142, or SFAS 142, Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion, or APB No. 16, Business Combination. The provisions of SFAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired),
(iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

    SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. We do not own derivative financial instruments.

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

    We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps, forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our credit facility, which are subject to interest rates based on the bank's base rate. A change in the applicable interest rate on this loan would affect the rate at which we could borrow funds. The aggregate hypothetical loss in earnings for one year of those borrowings held by us at December 31, 2001, which are subject to interest rate risk, resulting from a hypothetical 10 percent increase in interest rates is approximately $31,204 after tax. The hypothetical loss was determined by financial instruments held by us at December 31, 2001. Fixed rate financial instruments were not evaluated.

FOREIGN CURRENCY RISK

    We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies. The functional currency of each of our foreign subsidiaries is the United States dollar. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 2001, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. During 2001, Cubist entered into limited foreign currency hedging transactions between the U.S. dollar, the European euro and the British pound.

    At December 31, 2001, Cubist has a commitment to purchase 312,500 euro, with an approximate U.S. dollar value of this commitment of $283,063, and a commitment to purchase 62,043 GBP, with an approximate U.S. dollar value of this commitment of $91,719.

ITEM 8.  FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................     65

Balance Sheets as of December 31, 2001 and 2000.............     67

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................     68

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................     69

Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive Loss for the years ended December 31,
  2001, 2000 and 1999.......................................     71

Notes to Financial Statements...............................     73

                       REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

    In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cubist
Pharmaceuticals Inc. (formerly TerraGen Discovery Inc.), a wholly owned subsidiary, for the year ended December 31, 1999, which statement reflects total revenue constituting 21.8% of consolidated total revenue for the year ended December 31, 1999. That statement was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Cubist Pharmaceuticals Inc. (formerly TerraGen Discovery Inc.), is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cubist Pharmaceuticals Inc.
(formerly TerraGen Discovery Inc.)

    We have audited the consolidated statements of operations, stockholders' equity and comprehensive income and cash flows of Cubist Pharmaceuticals Inc. (formerly TerraGen Discovery Inc.) (the "Company") for the year ended
December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

/s/ KPMG LLP

Vancouver, Canada

April 3, 2000, except as to
  the acquisition of the Company described in note A which is as of October 23, 2000

                          CUBIST PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $120,322,157   $ 46,940,277
  Short-term investments....................................    68,514,144     74,607,683
  Accounts receivable.......................................       100,000        363,412
  Prepaid expenses and other current assets.................     1,402,334      2,509,766
                                                              ------------   ------------
    Total current assets....................................   190,338,635    124,421,138
Property and equipment, net.................................    48,056,157     40,142,080
Intangible assets, net......................................     5,632,659      7,280,062
Restricted cash.............................................     3,250,000             --
Long-term investments.......................................    54,298,378     18,234,857
Other assets................................................    13,258,366      3,291,713
                                                              ------------   ------------
    Total assets............................................  $314,834,195   $193,369,850
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,336,002   $  4,541,988
  Accrued clinical expenses.................................     6,409,682      2,948,459
  Accrued expenses..........................................     9,300,084      4,476,117
  Deferred revenue..........................................     5,600,000             --
  Current portion of long-term debt.........................     3,206,760      1,692,340
  Current portion of capital lease obligations..............       473,725        615,880
                                                              ------------   ------------
    Total current liabilities...............................    32,326,253     14,274,784
Deferred revenue............................................     4,300,080      2,500,000
Long-term debt, net of current portion......................   208,707,284     43,257,329
Capital lease obligations, net of current portion...........            --        317,973
                                                              ------------   ------------
    Total liabilities.......................................   245,333,617     60,350,086
Commitments (Notes H, I, M, N, Q and T)
Stockholders' equity:
  Preferred stock, non-cumulative; convertible, $.001 par
    value; authorized 5,000,000 shares 2001 and 2000; no
    shares issued and outstanding 2001 and 2000.............            --             --
  Common Stock, $.001 par value; authorized 50,000,000
    shares; issued and outstanding 2001 is 28,298,566
    shares; issued and outstanding 2000 is 27,757,900
    shares..................................................        28,298         27,758
Additional paid-in capital..................................   247,508,469    241,010,543
Accumulated deficit.........................................  (178,036,189)  (108,182,032)
Accumulated other comprehensive income......................            --        163,495
                                                              ------------   ------------
    Total stockholders' equity..............................    69,500,578    133,019,764
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $314,834,195   $193,369,850
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                             2001           2000           1999
                                                         ------------   ------------   ------------
Research and development revenue.......................  $ 11,827,339   $  2,254,766   $  3,871,609
Related party research and development revenue.........     2,561,329      2,968,243      2,974,775
                                                         ------------   ------------   ------------
    Total revenue......................................    14,388,668      5,223,009      6,846,384
Operating expenses:
  Research and development.............................    63,686,102     44,638,151     24,786,363
  Write-off of acquired in process research and
    development........................................            --             --        752,304
  General and administrative...........................    21,827,229     12,112,736      6,397,268
                                                         ------------   ------------   ------------
    Total operating expenses...........................    85,513,331     56,750,887     31,935,935
Interest income........................................     6,922,293      8,464,211        904,647
Interest expense.......................................    (5,739,860)    (2,314,225)    (1,059,134)
Other income...........................................        54,514        578,622        196,584
                                                         ------------   ------------   ------------
  Net loss before income taxes.........................   (69,887,716)   (44,799,270)   (25,047,454)
Income tax benefit related to Canadian operations......        33,559        498,694        925,593
                                                         ------------   ------------   ------------
    Net loss...........................................  $(69,854,157)  $(44,300,576)  $(24,121,861)
                                                         ============   ============   ============
Basic and diluted net loss per common share............  $      (2.49)  $      (1.68)  $      (1.31)

Weighted average number of common shares outstanding
  for basic and diluted net loss per common share......    28,088,435     26,414,826     18,455,568
                                                         ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          CUBIST PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2001            2000            1999
                                                              -------------   -------------   -------------
Cash flows for operating activities:
  Net loss..................................................  $ (69,854,157)  $ (44,300,576)  $ (24,121,861)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Write-off of acquired in-process research and
    development.............................................             --              --         752,304
  (Gain) loss on the sale of equipment......................         15,757          (8,600)          7,776
  Depreciation and amortization.............................      4,984,740       3,562,988       3,112,976
  Amortization of debt issuance costs.......................        370,422          81,029              --
  Amortization of deferred compensation.....................        761,267         723,493              --
  Amortization of premium on investments....................        143,677              --              --
  Disposal of leasehold improvements........................        672,792              --              --
  Common Stock issued for technology milestone..............             --              --         250,000
  Cashless exercise of warrants related to lease
    agreements..............................................             --              --          38,330
  Stock based compensation..................................        105,034          48,054          58,202
  Forgiveness of note receivable related to Common Stock....        168,750         168,750              --
  Deemed discount amortization on convertible debentures....             --         353,400         372,300
  Foreign exchange (gain) loss, net.........................        278,399        (571,208)       (209,456)
  Changes in assets and liabilities:
    Accounts receivable.....................................        250,587          11,945        (201,724)
    Investment tax credits receivable.......................             --         925,600        (757,351)
    Prepaid expenses and other current assets...............      1,101,352      (1,686,028)       (296,594)
    Other assets............................................     (9,666,635)     (2,129,298)       (105,049)
    Accounts payable and accrued expenses...................     11,119,373       8,424,131       2,141,412
    Deferred revenue........................................      7,399,997              --       2,477,626
                                                              -------------   -------------   -------------
      Total adjustments.....................................     17,705,512       9,904,256       7,640,752
                                                              -------------   -------------   -------------
    Net cash used for operating activities..................    (52,148,645)    (34,396,320)    (16,481,109)
                                                              -------------   -------------   -------------
Cash flows for (from) investing activities:
  Acquisitions, net of cash on hand.........................             --              --      (3,062,788)
  Purchases of property and equipment.......................    (12,155,158)    (36,886,604)       (899,688)
  Proceeds (loss) from the sale of equipment................        (15,757)          8,600          15,150
  Purchase of intangible assets.............................             --        (185,332)       (131,679)
  Purchases of investments..................................   (109,985,546)   (110,706,986)    (15,192,711)
  Maturities of investments.................................     79,871,887      32,444,961      13,160,046
  Investments in Syrrx, Inc.................................       (300,001)             --              --
                                                              -------------   -------------   -------------
      Net cash provided used for investing activities.......    (42,584,575)   (115,325,361)     (6,111,670)
                                                              -------------   -------------   -------------

                          CUBIST PHARMACEUTICALS, INC.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2001            2000            1999
                                                              -------------   -------------   -------------
Cash flows from financing activities:
  Issuance of Common Stock and warrants, net................      2,740,832     145,256,184      27,575,740
  Proceeds from notes receivable............................             --              --         101,686
  Restricted cash...........................................     (3,250,000)             --              --
  Repayments of long-term debt..............................     (1,483,666)     (1,761,207)     (3,293,587)
  Proceeds from long term debt, net.........................    170,814,818      41,526,157       2,232,261
  Principal payments of capital lease obligations...........       (452,648)       (684,832)       (712,464)
                                                              -------------   -------------   -------------
      Net cash provided by financing activities.............    168,369,336     184,336,302      25,903,636
                                                              -------------   -------------   -------------
Net increase in cash and cash equivalents...................     73,636,116      34,614,621       3,310,857
Effect of changes in foreign exchange rates on cash
  balances..................................................       (254,236)         77,049         158,644
Cash and cash equivalents at beginning of year..............     46,940,277      12,248,607       8,779,106
                                                              -------------   -------------   -------------
Cash and cash equivalents at end of year....................  $ 120,322,157   $  46,940,277   $  12,248,607
                                                              =============   =============   =============

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
  Issuance of restricted Common Stock in exchange for a
    promissory note.........................................  $      50,000              --   $     506,250
  Issuance of notes payable related to acquisitions.........             --              --       6,632,757
  Issuance of Common Stock related to acquisitions..........             --              --       1,814,166
  Beneficial conversion feature on convertible debenture....             --              --         264,300
  Warrants issued with long-term debt.......................             --         658,606         323,000
  Issuance of Common Stock on conversion of long-term
    debt....................................................      2,171,004       1,112,097              --

   The accompanying notes are an integral part of the consolidated financial statements.

                          CUBIST PHARMACEUTICALS, INC.
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                      LOSS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                            $ ADDITIONAL
                                                                                           PAID-IN CAPITAL
                                                                                      -------------------------
                                                                 # OF         $            $
                                                                SHARES      COMMON      ISSUANCE      $ NOTES
                                                                COMMON      AT PAR     OF SHARES     RECEIVABLE
                                                              ----------   --------   ------------   ----------
BALANCE AT DECEMBER 31, 1998................................  16,912,346   $16,912    $ 62,632,242   $(101,686)
                                                              ----------   -------    ------------   ---------
Exercise of stock options and warrants......................     432,626       433         810,983          --
Shares issued in connection with employee stock purchase
  plan and 401(k) plan......................................      40,035        40         144,644          --
Issuance of Common Stock....................................   3,549,886     3,550      27,410,670    (506,250)
Issuance of Common Stock in connection with acquisitions,
  net of offering costs.....................................      48,617        49       1,814,117          --
Issuance of warrants for services...........................          --        --          77,107          --
Deferred compensation related to grant of stock options.....          --        --         707,797          --
Amortization of deferred compensation.......................          --        --              --          --
Repayment of promissory notes...............................          --        --              --     101,686
Options granted to non-employees............................          --        --          58,202          --
Warrants issued in connection with long-term debt...........          --        --         323,000          --
Beneficial conversion feature on convertible debentures.....          --        --         264,300          --
Net loss....................................................          --        --              --          --
Foreign currency translation adjustments....................          --        --              --          --
                                                              ----------   -------    ------------   ---------
BALANCE AT DECEMBER 31, 1999................................  20,983,510   $20,984    $ 94,243,062   $(506,250)
                                                              ----------   -------    ------------   ---------
Exercise of stock options and warrants......................   1,641,448     1,641       3,610,538          --
Shares issued in connection with employee stock purchase
  plan and 401(k) plan......................................      27,766        28         624,033          --
Issuance of Common Stock....................................   5,075,000     5,075     141,014,869          --
Issuance of Common Stock upon conversion of convertible
  debentures................................................      30,176        30       1,112,067          --
Deferred compensation related to grant of stock options.....          --        --       2,115,437          --
Amortization of deferred compensation.......................          --        --              --          --
Stock options cancelled.....................................                               (43,838)
Forgiveness of promissory notes.............................          --        --              --     168,750
Options granted to non-employees............................          --        --          48,054          --
Warrants issued in connection with long-term debt...........          --        --         658,606          --
Net loss....................................................          --        --              --
Foreign currency translation adjustments....................          --        --              --          --
                                                              ----------   -------    ------------   ---------
BALANCE AT DECEMBER 31, 2000................................  27,757,900   $27,758    $243,382,828   $(337,500)
                                                              ----------   -------    ------------   ---------
Exercise of stock options and warrants......................     455,062       455       2,400,608          --
Shares issued in connection with employee stock purchase
  plan and 401(k) plan......................................      27,322        27         831,418          --
Issuance of Common Stock upon conversion of convertible
  debentures................................................      58,282        58       2,170,946          --
Deferred compensation related to grant of stock options.....          --        --         334,722     (50,000)
Amortization of deferred compensation.......................          --        --              --          --
Forgiveness of promissory notes.............................          --        --              --     168,750
Stock-based compensation....................................          --        --         105,034          --
Net loss....................................................          --        --              --
Foreign currency translation adjustments....................          --        --              --          --
                                                              ----------   -------    ------------   ---------
BALANCE AT DECEMBER 31, 2001................................  28,298,566   $28,298    $249,225,556   $(218,750)
                                                              ==========   =======    ============   =========

                          CUBIST PHARMACEUTICALS, INC.
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                      LOSS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                           $         $ ACC. OTHER         $               $
                                                       $ DEFERRED     ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS   COMPREHENSIVE
                                                      COMPENSATION      DEFICIT         INCOME          EQUITY          LOSS
                                                      ------------   -------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31, 1998........................  $   (46,985)   $ (39,759,595)   $   (83,299)   $ 22,657,589   $(14,428,545)
                                                      -----------    -------------    -----------    ------------   ------------
Exercise of stock options and warrants..............           --               --             --         811,416             --
Shares issued in connection with employee stock
  purchase plan and 401(k) plan.....................           --               --             --         144,684             --
Issuance of Common Stock............................           --               --             --      26,907,970             --
Issuance of Common Stock in connection with
  acquisitions, net of offering costs...............           --               --             --       1,814,166             --
Issuance of warrants for services...................      (77,107)              --             --              --             --
Deferred compensation related to grant of stock
  options...........................................     (703,125)              --             --           4,672             --
Amortization of deferred compensation...............      140,538               --             --         140,538             --
Repayment of promissory notes.......................           --               --             --         101,686             --
Options granted to non-employees....................           --               --             --          58,202             --
Warrants issued in connection with long-term debt...           --               --             --         323,000             --
Beneficial conversion feature on convertible
  debentures........................................           --               --             --         264,300             --
Net loss............................................           --      (24,121,861)            --     (24,121,861)   (24,121,861)
Foreign currency translation adjustments............           --               --        334,677         334,677        334,677
                                                      -----------    -------------    -----------    ------------   ------------
BALANCE AT DECEMBER 31, 1999........................  $  (686,679)   $ (63,881,456)   $   251,378    $ 29,441,039   $(23,787,184)
                                                      -----------    -------------    -----------    ------------   ------------
Exercise of stock options and warrants..............           --               --             --       3,612,179             --
Shares issued in connection with employee stock
  purchase plan and 401(k) plan.....................           --               --             --         624,061             --
Issuance of Common Stock............................           --               --             --     141,019,944             --
Issuance of Common Stock upon conversion of
  convertible debentures............................           --               --             --       1,112,097             --
Deferred compensation related to grant of stock
  options...........................................   (2,115,437)              --             --              --             --
Amortization of deferred compensation...............      723,493               --             --         723,493             --
Stock options cancelled.............................       43,838                                              --
Forgiveness of promissory notes.....................           --               --             --         168,750             --
Options granted to non-employees....................           --               --             --          48,054             --
Warrants issued in connection with long-term debt...           --               --             --         658,606             --
Net loss............................................           --      (44,300,576)                   (44,300,576)   (44,300,576)
Foreign currency translation adjustments............           --               --        (87,883)        (87,883)       (87,883)
                                                      -----------    -------------    -----------    ------------   ------------
BALANCE AT DECEMBER 31, 2000........................  $(2,034,785)   $(108,182,032)   $   163,495    $133,019,764   $(44,388,459)
                                                      -----------    -------------    -----------    ------------   ------------
Exercise of stock options and warrants..............           --               --             --       2,401,063             --
Shares issued in connection with employee stock
  purchase plan and 401(k) plan.....................           --               --             --         831,445             --
Issuance of Common Stock upon conversion of
  convertible debentures............................           --               --             --       2,171,004             --
Deferred compensation related to grant of stock
  options...........................................     (224,818)              --             --          59,904             --
Amortization of deferred compensation...............      761,266               --             --         761,266             --
Forgiveness of promissory notes.....................           --               --             --         168,750             --
Stock-based compensation............................           --               --             --         105,034             --
Net loss............................................           --      (69,854,157)                   (69,854,157)   (69,854,157)
Foreign currency translation adjustments............           --               --       (163,495)       (163,495)      (163,495)
                                                      -----------    -------------    -----------    ------------   ------------
BALANCE AT DECEMBER 31, 2001........................  $(1,498,337)   $(178,036,189)            --    $ 69,500,578   $(70,017,652)
                                                      ===========    =============    ===========    ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          CUBIST PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS

    Cubist Pharmaceuticals, Inc. is a pharmaceutical company focused on the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. Cubist is headquartered in Lexington, Massachusetts.

    On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals Inc. TerraGen conducts its Slough, England operations through a wholly owned subsidiary. With the acquisition, Cubist acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying consolidated financial statements of Cubist have been restated to include the results and balances of C&T Acquisition Corporation and TerraGen and its subsidiaries for all periods presented. Prior to December 31, 2001, the Company decided to relocate the majority of its Vancouver operations to the Lexington headquarters. As a result, certain employees were terminated and the lease on the Vancouver property will not be renewed after March 2002.

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

    Cubist has a limited history of operations and has experienced significant net losses since inception. At December 31, 2001, Cubist has an accumulated deficit of $178.0 million. Cubist expects to incur significant additional net losses over the next several years and expects cumulative losses to increase due to expanded research and development efforts, preclinical testing and clinical trials and the development of manufacturing, marketing and sales capabilities. As a result, Cubist's business plan indicates that additional financing may be required to support its planned expenditures. Cubist believes that the funds currently available and future revenues due under its collaborative agreements (Note H) will be sufficient to fund operations through at least the next eighteen months.

B.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Cubist and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of short-term interest-bearing instruments with original maturities of three months or less. These investments are carried at cost, which approximates market value.

    Cubist invests its cash and cash equivalents primarily in deposits, U.S. Government treasuries and money market funds with financial institutions. Cubist has not recorded any losses to date on its invested cash and cash equivalents.

RESTRICTED CASH

    Restricted cash consists of a savings account held in our name and custodied with a major financial institution. (Note N)

INVESTMENTS

    Investments, with an original maturity of more than three months when purchased, consisted of certificates of deposit and investment-grade commercial paper at December 31, 2001 and 2000. Investments, which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, commencing once they are considered available for use. Estimated lives are generally three years for computer equipment and purchased software, five years for laboratory equipment and furniture and fixtures, and forty years for buildings. Leasehold improvements are stated at cost and are amortized over the lesser of the life of the lease or their estimated useful lives. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

INTANGIBLE ASSETS

    Intellectual property and processes represents information databases, and technological process information acquired through Cubist's business acquisitions. These assets are amortized on a straight-line basis over their estimated useful life of four years. Patent costs include costs of obtaining patents through an acquisition transaction. Patent costs are amortized over the lesser of the patent's remaining legal life and its useful life. Amortization of intangible assets is included in research and development expense.

IMPAIRMENT OF LONG-LIVED ASSETS

    Cubist reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the discounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. No provisions for impairment have been recorded to date.

REVENUE RECOGNITION

    Cubist has entered into various collaborative agreements with pharmaceutical and biotechnology companies. The terms of the collaborative arrangements can include nonrefundable licensing fees, funding of research and development efforts, payments based on the achievement of certain milestones, and royalties on product sales.

    We recognize revenue in accordance with the substantive milestone approach under the SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). We consider this methodology to be the most appropriate for our business model and current revenue streams. For a milestone to be considered substantive, we require that substantive effort, both on our behalf as well as by external parties involved in the research and development activities, be involved in the achievement of the milestone, and that the milestone payments must be reasonable in relation to the effort expended. This determination takes into consideration the level, skill and expertise of personnel involved and other costs incurred.

    Non-refundable license fees received are recorded as deferred revenue once received and are recognized ratably over the development period to which they relate. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When we can demonstrate that each of these phases are at fair values, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary dependent upon the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized. As a result, management continually reviews the appropriate time period.

    Milestone payments are only recognized as revenue when they are deemed to be substantive, and therefore represent significant cost and effort by us. To date we have determined that all milestones received have met these criteria. If future performance were to be required or we considered that the milestone was not substantive, the payment would be deferred and recognized once the appropriate criteria were met.

    Revenues from research funding are recognized when the services are performed to match revenues to expenses incurred. Revenue from SBIR government grants to conduct research and development is recognized as eligible costs are incurred up to the funding limit.

    During 2001, we received $5.5 million in development milestones from Gilead relating to the advancement of our intravenous formulation through the U.S. clinical trial process. These milestones were recognized as revenue in 2001 since the achievement of these milestones is considered substantive in that the furthering of our drug candidate through the regulatory process reduces the considerable risk associated with development stage candidates. Success in late stage clinical trials is a substantive step toward filing an NDA with the FDA. In addition, approximately thirty percent of our total employee population is dedicated to advancing daptomycin through the regulatory process. These employees are among our mostly highly skilled employees. Considerable expense is incurred in the clinical trial process.

    In January 2001, we received $13.0 million in upfront license fees from Gilead in exchange for a license to commercialize an intravenous and oral formulation of daptomycin in sixteen European countries. Of these fees, $10.0 million was attributable to the intravenous formulation and $3.0 million to the oral formulation. The development period of the intravenous formulation is defined as the time required to fulfill our obligation to file an NDA with the FDA. This time period has been estimated by management to be two years from receipt of the initial payment from Gilead Sciences. As such, $5.0 million was recognized as revenue for the intravenous formulation in 2001. The development period for the oral formulation is also defined as the time required to fulfill our obligation to file an NDA with the FDA. We estimate the development phase for this formulation to be five years from the receipt of initial payment from Gilead. Therefore, we recognized $600,000 of revenue in 2001 relating to the development of this formulation. The balance of license fees is treated as deferred revenue, which will be recognized over the remaining respective development periods.

RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred. The portion of purchase price, if any, in any acquisition allocated to in-process research and development is charged to expense upon acquisition (Note C). Research and development expenses consist of compensation, associated fringe benefits, clinical studies and other research and development related costs, including recruiting and relocation, fine chemicals, supplies, facilities, depreciation, outside lab services, non-clinical studies and manufacturing process improvement costs.

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

FOREIGN CURRENCY AND INTEREST RATE RISK

    Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2001, Cubist entered into limited foreign currency hedging transactions between the U.S. dollar, the European euro and the British pound.

    At December 31, 2001, Cubist has a commitment to purchase 312,500 euro, with an approximate US dollar value of this commitment of $283,063, and a commitment to purchase 62,043 GBP, with an approximate US dollar value of this commitment of $91,719.

NET LOSS PER COMMON SHARE

    Basic net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 2001, 2000 and 1999, options to purchase 3,471,613, 2,920,895, and 2,006,829, shares of Common Stock, respectively, warrants for 1,478,359, 1,578,652, and 2,793,239 shares of Common Stock, respectively, and convertible debt and notes payable convertible into 4,106,450, 668,969 and 87,158 shares of Common Stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

OTHER COMPREHENSIVE INCOME (LOSS)

    Comprehensive loss consists of net loss and foreign currency translation adjustments, which is presented in the Statement of Stockholders' Equity. In 2001, the decision was made to close and relocate the Vancouver operations to our corporate headquarters. This is considered to represent a substantial liquidation of our investment in our Canadian subsidiary, therefore the cumulative translation adjustment relating to these operations, which amounted to $163,000, was taken to income during the year.

ACCOUNTING FOR STOCK BASED COMPENSATION

    Cubist accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant. Cubist applies the provisions of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note L). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

FOREIGN CURRENCY

    Prior to October 1, 2000, the functional currency of Cubist's subsidiaries, which are located in Canada and United Kingdom, was the Canadian dollar. The remeasurement of the foreign currency balances into the Canadian dollar functional currency was performed as follows, according to the remeasurement method:

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

    Effective October 1, 2000, the functional currency for all of Cubist's subsidiaries was changed to the United States dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the United States dollar. Comprehensive loss consists of net loss and foreign currency translation adjustments, which is presented in the Statement of Stockholders' Equity. In 2001, we took to income $163,000 of accumulated other comprehensive income due to the closure and relocation of our Vancouver operations to our corporate headquarters.

    Foreign exchange gains (losses) of $(278,399), $570,022 and $196,584 in the years ended December 31, 2001, 2000 and 1999 are included in the other income (expense) for the period.

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

RECENT ACCOUNTING PRONOUNCEMENT

    In June 2001, FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes APB No. 16, Business Combination. The provisions of SFAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142
(i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

    SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes FASB
SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business".
SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

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

    Each common share of TerraGen was exchanged, at the election of the holder, for either 0.021323 exchangeable shares or 0.021323 shares of Cubist Common Stock and each preferred share was exchanged, at the election of the holder, for either 0.030386 exchangeable shares or 0.030386 shares of Cubist Common Stock. The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, for shares of Cubist Common Stock. All exchangeable shares that remain outstanding will be automatically exchanged for Cubist Common Stock on October 23, 2002. At December 31, 2001, 27,052 of those shares have been exchanged for Cubist Common Stock. The options, warrants and convertible debentures of TerraGen assumed by Cubist pursuant to the acquisition are exercisable for 94,605 shares of Cubist Common Stock. This acquisition had been accounted for using the pooling-of-interests method of accounting. The results for the year ended December 31, 1999 have been restated to include the balances and results of C&T Acquisition Corporation and TerraGen and its subsidiaries. The financial results for the year ended December 31, 2000 include the results of the previously separate businesses for the nine months ended September 30, 2000 prior to the consummation of the transaction. Revenue and net loss from the previously separate operations of Cubist and TerraGen were revenues of $2,496,247 and $1,760,573 and net loss of $23,171,029 and
$3,737,752, respectively in the
nine months ended September 30, 2000, which are included in these consolidated financial statements. Results on a stand-alone basis were as follows:

YEAR ENDED                                                               COMBINED
DECEMBER 31, 1999                            CUBIST       TERRAGEN       RESTATED
-----------------                         ------------   -----------   ------------
Revenue.................................  $  5,353,379   $ 1,493,005   $  6,846,384
Operating loss..........................   (18,295,676)   (6,793,875)   (25,089,551)
Net loss................................  $(17,813,510)  $(6,308,351)  $(24,121,861)
Net loss per share......................  $      (0.99)  $    (15.21)  $      (1.31)

    There were no intercompany transactions between the two companies prior to consummation of the transaction.

CHROMAXOME CORPORATION

    On March 17, 1999 Cubist's Canadian subsidiary purchased substantially all of the assets of ChromaXome under an asset purchase agreement dated March 12, 1999, among Cubist, Trega Biosciences and ChromaXome. The consideration paid, excluding acquisition costs, for the assets acquired consisted of approximately $2.0 million in cash, notes payable of approximately $3.0 million and 18,231 shares of Common Stock having an estimated fair value of $673,405. The notes payable bore interest at a rate of 9.5% and were repaid prior to December 31, 2000.

XENOVA DISCOVERY

    On April 8, 1999 Cubist's Canadian subsidiary purchased substantially all of the assets of Xenova under an asset purchase agreement dated April 8, 1999, among Cubist, Xenova Group PLC, or Xenova Group, and Xenova. The consideration paid, excluding acquisition costs, for the assets acquired consisted of $402,250 in cash, notes payable of $3,619,663 and 30,386 shares of Common Stock having an estimated fair value of $1,140,761. One note payable of $1,375,715 was due and repaid as of December 31, 1999. The second note payable was due April 8, 2002 and repayable at any time by Cubist by converting into 58,282 shares of Common Stock at any time after 24 months from the date of closing, at the option of either Xenova Group or Cubist. On April 20, 2001, the convertible note payable was converted to 58,282 shares of Common Stock.

    The acquisitions of ChromaXome and Xenova have been accounted for by the purchase method with results of operations of the acquired entities included in the financial statements of Cubist from the dates of acquisition.

                                                            CHROMAXOME      XENOVA         TOTAL
                                                            -----------   -----------   -----------
Tangible assets...........................................  $    22,806   $ 1,060,414   $ 1,083,220
Intangible assets.........................................    5,574,326     4,380,939     9,955,265
In-process research and development.......................      407,310       344,994       752,304
Liabilities assumed.......................................       (2,511)     (278,567)     (281,078)
                                                            -----------   -----------   -----------
Net assets acquired.......................................    6,001,931     5,507,780    11,509,711

Consideration:
  Notes payable...........................................   (3,013,094)   (3,619,663)   (6,632,757)
  Shares issued...........................................     (673,405)   (1,140,761)   (1,814,166)
                                                            -----------   -----------   -----------
Cash (including acquisition costs)........................  $ 2,315,432   $   747,356   $ 3,062,788
                                                            ===========   ===========   ===========

    Acquired in-process research and development materially represents acquired tangible assets having no alternative future use outside of specified research and development activities.

    The following table reflects, on an unaudited pro forma basis, the combined results of Cubist's operations acquired for the year ended December 31, 1999 as if all such acquisitions had taken place immediately prior to the beginning of the respective years presented. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. No adjustments have been recorded for nonrecurring charges arising on the acquisitions. This pro forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

                                                                 1999
                                                                 TOTAL
                                                              -----------
Revenues....................................................  $ 6,846,384
Net loss....................................................  $25,851,246
Net loss per share..........................................  $     (1.40)

D.  INVESTMENTS

    At December 31, 2001 and 2000, all investments were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following:

                                                          2001          2000
                                                       -----------   -----------
Short-term:
  Commercial Paper...................................           --   $ 5,444,093
  Corporate Bonds....................................   53,897,565    69,163,590
  Government Bonds...................................   14,616,579            --
                                                       -----------   -----------
                                                       $68,514,144   $74,607,683
                                                       ===========   ===========
Long-Term:
  Corporate Bonds....................................  $30,243,581   $18,234,857
  Government Bonds...................................   24,054,797            --
                                                       -----------   -----------
                                                       $54,298,378   $18,234,857
                                                       ===========   ===========

    At December 31, 2001, maturities of all investments classified as long-term were due after one year through two years. Gross realized gains on sales of held-to-maturity investments during the year ended December 31, 2001 were immaterial.

    The carrying amounts and estimated fair values of our investments at December 31, 2001 and 2000 were as follows:

                                                       2001                         2000
                                            ---------------------------   -------------------------
                                              CARRYING         FAIR        CARRYING        FAIR
                                               AMOUNT         VALUE         AMOUNT         VALUE
                                            ------------   ------------   -----------   -----------
Cash and cash equivalents.................  $120,322,157   $120,322,104   $46,940,277   $46,995,641
Short-term investments....................    68,514,144     68,770,048    74,607,683    75,031,075
Long-term investments.....................    54,298,378     54,238,778    18,234,857    18,324,806

    Fair values of all marketable securities are based upon quoted market prices.

E.  PROPERTY AND EQUIPMENT

    At December 31, property and equipment consisted of:

                                                           2001          2000
                                                       ------------   -----------
Building.............................................  $ 41,807,576   $34,000,000
Leasehold improvements...............................     4,101,473     3,951,361
Laboratory equipment.................................     8,000,167     7,143,333
Furniture and fixtures...............................       933,665       692,104
Computer equipment...................................     3,291,899     1,319,088
                                                       ------------   -----------
                                                         58,134,780    47,105,886
Less accumulated depreciation and amortization.......   (10,078,623)   (6,963,806)
                                                       ------------   -----------
Property and equipment, net..........................  $ 48,056,157   $40,142,080
                                                       ============   ===========

    Depreciation and amortization expense was $4,042,359, $1,634,512, and $1,518,511 in 2001, 2000 and 1999, respectively.

    On September 8, 2000, Cubist purchased for $34.0 million, a new corporate headquarters building in Lexington, Massachusetts. In connection with this purchase, Cubist issued $39.0 million of senior convertible notes (see Note N). On September 17, 2001, we relocated to the new facility and depreciation expense commenced on this date.

F.  INTANGIBLE ASSETS

    At December 31, intangible assets consisted of:

                                                           2001          2000
                                                        -----------   -----------
Patents...............................................  $ 5,132,939   $ 5,192,577
Intellectual property and processes and other
  intangibles.........................................    4,734,013     5,379,397
                                                        -----------   -----------
                                                          9,866,952    10,571,974
Less accumulated amortization.........................   (4,234,293)   (3,291,912)
                                                        -----------   -----------
Intangible assets, net................................  $ 5,632,659   $ 7,280,062
                                                        ===========   ===========

    Amortization expense was $942,381, $1,928,476, and $1,393,193 in 2001, 2000
and 1999, respectively.

G.  ACCRUED EXPENSES

    At December 31, accrued expenses consisted of:

                                                            2001         2000
                                                         ----------   ----------
Payroll and benefits...................................  $1,943,633   $  908,585
Drug development.......................................   3,223,978    1,445,623
Interest...............................................   2,143,309    1,031,333
Other..................................................   1,989,164    1,090,576
                                                         ----------   ----------
Total accrued expenses.................................  $9,300,084   $4,476,117
                                                         ==========   ==========

H.  RESEARCH AND DEVELOPMENT AGREEMENTS

    In June 1996, Cubist entered into a collaborative research agreement with Bristol-Myers Squibb. Under the terms of the agreement, Bristol-Myers Squibb purchased from Cubist $4,000,000 of Cubist's Preferred Stock upon execution of the agreement, which was subsequently converted to Common Stock and agreed to make payments to Cubist upon the achievement of certain milestones. In addition, Bristol-Myers Squibb reimbursed Cubist a fixed amount for research and development expenses relating to the production of certain targets and also for expenses relating to the screening of Bristol-Myers Squibb compounds against Cubist's targets over three years. Cubist recorded revenue of $500,000 in 1999 for certain research and development revenues and milestone payments in accordance with the agreement. Bristol-Myers Squibb's exclusive research period ended in January 2000 and reimbursements of Cubist's research and development costs ceased. Accordingly, no revenue was recorded in 2001 and 2000.

    In June 1996, Cubist entered into a collaborative research agreement with Merck. Under the terms of the agreement, Merck paid Cubist a technology licensing fee upon execution and will pay certain milestone payments if earned. In addition, Merck reimbursed Cubist for research and development expenses relating to the production of certain targets, for expenses relating to the screening of Merck compounds against Cubist's targets, and for expenses relating to compound optimization through August 1999. Cubist recorded revenue of $2,500,000 in 1999 for certain research and development revenues and milestone payments, in accordance with the agreement. Merck's exclusive research period ended in 2000 and reimbursements of Cubist research and development costs ceased. Accordingly no revenue was recorded in 2001 and 2000.

    In September 1998, Cubist's Canadian subsidiary entered into a research and collaboration agreement with Schering-Plough Research Institute to access Cubist's recombinant library to discover novel leads with potential activity in the anti-infective area. As part of the agreement, Cubist provided library screening services to Schering-Plough for those strains provided. In exchange for these services, Schering-Plough made research payments to Cubist. Schering-Plough was granted an exclusive, worldwide license to use any recombinant microorganism that produces a lead and an exclusive, worldwide license to all of its rights and ownership in any resulting patents. Cubist recorded revenue of $0, $397,000 and $394,000 in 2001, 2000 and 1999, respectively, for certain research and development revenues in accordance with the agreement. Schering-Plough's exclusive research period ended in 2000 and reimbursements of Cubist research and development costs ceased. Accordingly no revenue was recorded in 2001.

    In May 1999, Cubist's Canadian subsidiary entered into a second collaboration agreement with Schering-Plough under which Schering-Plough was granted an exclusive, worldwide license to manufacture and sell compounds resulting from screening Cubist's natural product library. In exchange for the license, Schering-Plough made research payments and, if scientific and development milestones are achieved, Schering-Plough will make milestone payments to us. In addition, Schering-Plough will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Cubist recorded revenue of $0, $731,000 and $217,000 in 2001, 2000 and 1999 respectively, for certain research and development revenues, in accordance with the agreement. Schering-Plough's exclusive research period ended in 2000 and reimbursements of Cubist research and development costs ceased. Accordingly no revenue was recorded in 2001.

    On February 3, 1999, Cubist entered into a research and license agreement with Novartis to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis funded a research program for a period of three years in February 2002; this research and license agreement was extended for one additional year. If certain scientific and development milestones are achieved, Novartis will make milestone payments to Cubist. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Cubist recorded revenue of $2,500,000, $2,750,000 and $217,000 in 2001, 2000 and 1999
respectively, for certain research and development revenues and milestone payments in accordance with the agreement. Upon the signing of the research and license agreement, Novartis was issued 797,448 shares of Common Stock for a total purchase price of $4.0 million in cash. In February 2002, Cubist announced the extension by one year of the collaborative research agreement with Novartis. Concurrently, Cubist announced the achievement of and payment for a third milestone in the collaboration for the delivery of another validated target and high-throughput screening assay to be used in antiinfective drug discovery.

    On November 6, 2000, Cubist and Emisphere Technologies, entered into a research agreement to develop an oral formulation of daptomycin. Under the terms of the agreement, Cubist paid a license fee of $500,000 upon execution of the license agreement and could pay milestone payments totaling $30 million should a product be successfully commercialized. In addition, Cubist will fund Emisphere's research and development efforts at a rate of $250,000 per full-time equivalent per year. Cubist would also pay a royalty on sales of any product resulting from the collaboration, would be responsible for drug development and would receive exclusive worldwide commercialization rights to any oral products.

    On January 7, 2001, Cubist and Gilead signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $5,600,000 was recognized in the year ended December 31, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Revenue from milestone payments that are substantive and whose achievement was not reasonably assured at the inception of the agreement is recognized once the respective milestone is achieved. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead's sales force will market the products in Europe.

    On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead, following the successful completion of Study 9901, Cubist's pivotal Phase III trial examining the safety and efficacy of Cidecin in the treatment of cSST caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase III community-acquired pneumonia clinical trials triggered a $3.0 million payment to Cubist by Gilead. On October 5, 2001, Gilead paid Cubist
$1.25 million for meeting the primary endpoint in the Phase III clinical trial for cSSTs. All three payments were for substantive milestones and therefore were recorded as revenues in 2001.

    On April 25, 2001, Cubist entered into a master services agreement with Quintiles pursuant to which Quintiles agreed to provide various clinical trial, research and other services for our Cidecin community-acquired pneumonia trial. Under the terms of this agreement, the specific responsibilities and obligations performed by Quintiles included study management, clinical trial initiation and management and clinical data management. The related costs are being accrued over the life of the clinical trial.

    On June 27, 2001, Cubist and Syrrx announced the formation of antiinfective drug discovery collaboration. The joint effort uses Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the collaboration, the companies expect to accelerate the discovery of novel classes of antibiotics to treat infectious diseases, including those resistant to current therapies. Financial incentives for the collaboration include research and clinical milestones, royalties and an equity investment in Syrrx by Cubist. Cubist made an equity investment of $300,000, which has been accounted for under the cost method of accounting. The first milestone payment under this agreement was met at December 31, 2001.

    On July 30, 2001, Cubist entered into a collaborative research and license agreement with Albany Molecular to identify novel antiinfective drug candidates. Under this agreement, Albany Molecular would receive fees from Cubist for the achievement of specific clinical and regulatory milestones as well as royalties on sales of any commercial products that result from the collaboration.

    In November 2001, Cubist entered into a manufacturing and supply agreement with ACS pursuant to which ACS has agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of daptomycin and to sell bulk daptomycin exclusively to us for commercial purposes. Under the terms of this agreement, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. In consideration, we will make substantial contributions in equity, milestones, product price premiums, resin investment, process development, quality systems and facility qualification support. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from ACS over a six-year period. Under the terms of the agreement, we issued to ACS 62,558 shares of our common stock. These shares had a value of $2.0 million. The cost of these shares was accounted for as part of the cost of the manufacturing facility and was recorded as other assets.

    On December 7, 2001, Cubist entered into a screening service agreement with Cetek whereby Cetek will provide Cubist with screening and dereplication services. Under this agreement, Cetek would receive fees from Cubist for the achievement of specific research, clinical and regulatory milestones.

    While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that in 2001 we incurred costs in an approximate aggregate amount of $2.7 million in connection with all of our research collaborations which generated approximately $2.5 million of revenue in the aggregate in 2001; and based on an estimated average full-time equivalent basis, we estimate that in 2000, we incurred costs in an approximate aggregate amount of $4.5 million in connection with all of our research collaborations which generated approximately $4.3 million of revenue in the aggregate in 2000.

I.  LICENSE AGREEMENTS

    On November 7, 1997, Cubist entered into a license agreement with Eli Lilly, which was amended on October 6, 2000, pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of Common Stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999 Cubist issued 56,948 shares of Common Stock as a milestone payment pursuant to, and in accordance with, the terms of the agreement. The value of the Common Stock was $250,000 and was recorded as research and development expense.

    Cubist's Canadian subsidiary and Diversa Corporation entered into a cross-license agreement dated November 18, 1999, pursuant to which Cubist granted a co-exclusive world wide non-royalty bearing license to certain patented technology of Cubist, subject to certain restrictions. Under the cross-license agreement, Diversa paid an upfront license fee of $2,500,000 and will pay annual license maintenance fees, until the patents expire. Cubist is required to repay the upfront license fee if it were to merge or be acquired prior to November 18, 2004 by a company whose primary business is DNA shuffling. Accordingly, this upfront license fee will be deferred revenue until November 18, 2004. Revenue of $100,000 and $100,000 related to the annual license maintenance fee was recognized in 2001 and 2000, respectively.

    On November 22, 2000, Cubist and IHMA signed a license agreement to utilize IHMA's expertise and experience in "bridge" oral drug delivery techniques to research, develop and commercialize oral forms of ceftriaxone. In exchange for such license, Cubist paid an undisclosed upfront license fee, which was recorded as research and development expense in 2000, and if certain drug development milestones are achieved, Cubist will pay milestone payments. Cubist will also be required to pay royalties to IHMA on worldwide sales of any oral formulation of ceftriaxone.

    In order to expand its rights to utilize IHMA's oral drug delivery technology more broadly to research, develop and commercialize oral forms of antibiotics and antifungals, Cubist entered into a license agreement with the University of Utah on December 31, 2001. In return for a small upfront fee plus possible future milestone and royalty payments, Cubist obtained an exclusive worldwide license to all of University of Utah's rights to the technology.

J.  EQUITY FINANCINGS

    On May 1, 1997, Cubist's Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $3.5 million (less financing costs of $41,664) by issuing 88,848 shares of Common Stock, along with 44,424 warrants exercisable for Common Stock at $56.28 Cdn per share. On October 8, 1998 there was a second closing of this private placement financing resulting in Cubist raising an additional $3.2 million by issuing 88,848 shares of Cubist Common Stock, along with 44,424 warrants exercisable for Cubist Common Stock at $56.28 Cdn per share. These warrants were exercisable immediately and expired on May 1, 2001. In connection with the pooling-of-interests transaction consummated on October 23, 2000 between Cubist and TerraGen, the exercise price for all warrants outstanding as of that date was set at a United States dollar equivalent of $37.25 per share. At December 31, 2001, 312 warrants remained outstanding.

    On September 23, 1998, Cubist completed a private placement financing with investors and raised approximately $13.6 million (less financing costs of approximately $901,000) by issuing 6,065,560 shares of Common Stock at $2.25 per share, along with 3,032,783 warrants exercisable for Common Stock at $2.25 per share. The warrants are exercisable at any time until September 23, 2003. The values of the warrants and Common Stock in excess of par value have been reflected in additional paid-in-capital. At December 31, 2001, 1,444,446 warrants remained outstanding.

    On March 15, 1999, Cubist's Canadian subsidiary completed a private placement financing with investors and raised net proceeds of $5.2 million, (less financing costs of $9,200) by issuing 142,157 shares of Common Stock.

    On October 21, 1999, Cubist completed a private placement financing with investors and raised approximately $18.8 million (less financing costs of $1,328,892) by issuing 2,503,333 shares of Common Stock at $7.50 per share.

    On January 29, 2000, Cubist completed a private placement financing with investors and raised approximately $55.0 million (less financing costs of $3,039,000) by issuing 2,200,000 shares of Common Stock at $25.00 per share.

    On April 3, 2000, Cubist completed a follow-on public offering and raised approximately $82.5 million (less financing costs of $4,957,275) by issuing 2,500,000 shares of Common Stock at $33.00 per share. In addition, on May 3, 2000, the underwriters exercised their option to purchase an additional 375,000 shares of Common Stock at $33.00 per share to cover over-allotments, raising an additional $12.4 million (less financing costs of $680,625).

K.  STOCKHOLDERS' EQUITY

WARRANTS

    In May 1995, Cubist issued a warrant exercisable for 17,142 shares Common Stock at $4.20 per share. The warrant is outstanding at December 31, 2001.

    In February 1999, Cubist issued a warrant exercisable for 25,000 shares Common Stock at $4.31 per share. The value of the warrant was determined using the Black-Scholes option-pricing model. Cubist recorded general and administrative expense of $6,427 and $70,680 in 2001 and 2000, respectively. The warrant was exercised during the year ended December 31, 2000.

    In February 2000, Cubist issued a warrant exercisable for 100,000 shares Common Stock at $23.875 per share. In November 2000, the agreement was modified to allow exercise of only 10,000 warrants and the remaining 90,000 were cancelled. The 10,000 warrants were exercised during the year ended
December 31, 2001.

NOTES RECEIVABLE FROM RELATED PARTIES

    In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted Common Stock issued to him. The aggregate principal amount of this note at December 31, 2001 is $168,750 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note has an annual interest rate of 4% and was due on September 25, 2002. The terms of the note provide for the note to be forgiven in three equal annual installments of $168,750, commencing September 2000 contingent upon the Senior Vice President's continued employment. As part of the Senior Vice President's termination of employment on March 15, 2002, the third installment was forgiven.

    On September 18, 2000, Cubist accepted a promissory note of $250,000 from the Chief Executive Officer. This note has an annual interest rate of 6.15% and was due on March 31, 2002. The note was repaid in full prior to December 31, 2001.

    In December 2001, Cubist accepted a promissory note from the Vice President, General Counsel and Secretary. The aggregate principal amount of this note at December 31, 2001 is $50,000 and is reflected in stockholders' equity as a reduction to paid-in-capital since the proceeds of the note were used to purchase shares of Cubist Common Stock. This note has an annual interest rate of 3.97% and is due on December 17, 2006. The note is to be forgiven in four equal annual installments of $12,500, commencing December 2003, contingent upon the Vice President's continued employment.

L.  STOCK OPTIONS

    Under the Cubist 1993 Amended and Restated Stock Option Plan, options to purchase 5,777,426 shares of Common Stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2001, there were 1,742,268 shares available for future grant.

    Under the Cubist 2000 Nonstatutory Stock Option Plan, options to purchase 1,650,000 shares of Common Stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2001, there were 780,933 shares available for future grant.

    Under the Cubist 2001 United Kingdom Stock Option Plan, options to purchase 500,000 shares of Common Stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2001, there were 471,752 shares available for future grant.

    Under the TerraGen Discovery Inc. Employee Stock Option Plan, incentive and non-qualified stock options were granted to United Kingdom and Canadian employees, directors and consultants. Options vested ratably over a maximum four-year period and expire ten years from the date of grant. In connection with the acquisition by Cubist, Cubist assumed the TerraGen plan and all of the TerraGen options were converted at the acquisition exchange ratio of 0.021323 per share of Common Stock into options to acquire Common Stock of Cubist. The assumed options are exercisable upon the same terms and conditions as provided in the TerraGen plan except that the assumed options are exercisable for shares of Cubist Common Stock upon payment of the revised exercise price in United States dollars.

    Had compensation costs for Cubist's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, Cubist's net loss and loss per share for the years ended December 31, 2001, 2000, and 1999 would have been increased to the pro forma amounts indicated below:

                                         2001                          2000                          1999
                              ---------------------------   ---------------------------   ---------------------------
                                              BASIC AND                     BASIC AND                     BASIC AND
                                             DILUTED LOSS                  DILUTED LOSS                  DILUTED LOSS
                                NET LOSS      PER SHARE       NET LOSS      PER SHARE       NET LOSS      PER SHARE
                              ------------   ------------   ------------   ------------   ------------   ------------
As Reported.................  $(69,854,157)     $(2.49)     $(44,300,576)     $(1.68)     $(24,121,861)     $(1.31)
Pro forma...................  $(84,259,264)     $(3.00)     $(59,918,426)     $(2.27)     $(26,713,559)     $(1.45)

    The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for fiscal 2001:

                                                               CUBIST
                                                              --------
Expected stock price volatility.............................       88%
Risk free interest rate.....................................      5.1%
Expected annual dividend yield per share....................        0%
Expected life of options....................................  7 years

    The following weighted-average assumptions were used for fiscal 2000:

                                                              CUBIST AND TERRAGEN
                                                              -------------------
Expected stock price volatility.............................             87%
Risk free interest rate.....................................            6.2%
Expected annual dividend yield per share....................              0%
Expected life of options....................................        7 years

    The following weighted-average assumptions were used for fiscal 1999:

                                                              CUBIST     TERRAGEN
                                                             --------   ----------
Expected stock price volatility............................       74%          102%
Risk free interest rate....................................      5.3%         5.10%
Expected annual dividend yield per share...................        0%            0%
Expected life of options...................................  7 years    3.82 years

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

    A summary of the status of Cubist's stock option plan as of December 31, 2001, 2000 and 1999, and changes during each of the years then ended, is presented below:

                                                    2001                    2000                    1999
                                            ---------------------   ---------------------   ---------------------
                                                          WAEP*                   WAEP*                   WAEP*
                                             NUMBER     PER SHARE    NUMBER     PER SHARE    NUMBER     PER SHARE
                                            ---------   ---------   ---------   ---------   ---------   ---------
Balance at January 1......................  2,920,895    $ 18.75    2,006,829    $  5.11    1,535,810    $ 4.01
Granted...................................  1,592,061      29.04    1,316,403      36.09      887,866      6.57
Exercised.................................   (450,615)     (5.41)    (347,731)     (3.94)    (140,420)    (2.94)
Canceled..................................   (590,728)    (45.55)     (54,606)    (29.57)    (276,427)    (3.97)
                                            ---------    -------    ---------    -------    ---------    ------
Balance at December 31....................  3,471,613    $ 20.77    2,920,895    $ 18.75    2,006,829    $ 5.11
                                            =========    =======    =========    =======    =========    ======
Weighted average grant-date fair value of
  options granted during the year:
  Exercise price greater than grant date
    stock fair value......................               $ 22.88                 $    --                 $22.66
  Exercise price equals grant date stock
    fair value............................               $ 23.46                 $ 26.70                 $ 3.72
  Exercise price less than grant date
    stock fair value......................               $ 23.33                 $ 30.64                 $ 7.94

------------------------

*   Weighted-average exercise price

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                               -------------------------------------------------   ------------------------------
          RANGE OF               NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
       EXERCISE PRICES         OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------------------  -----------   ----------------   ----------------   -----------   ----------------
$.007--$1.96.................      23,981    4.4 years               $ 1.69            23,981         $ 1.69
$2.25--$5.00.................     723,536    7.0 years                 3.21           415,662           3.08
$5.25--$7.00.................     244,927    5.9 years                 5.87           232,251           5.90
$8.00--$11.625...............     560,902    7.0 years                11.09           232,434          10.95
$12.00--$29.87...............   1,025,251    8.7 years                28.87           186,588          28.80
$30.00--$63.375..............     893,016    8.8 years                36.39           299,280          40.71
                                ---------        ---------           ------         ---------         ------
                                3,471,613     7.9 years              $20.77         1,390,196         $16.40
                                =========        =========           ======         =========         ======

    Cubist records deferred compensation for stock options issued with exercise prices below the fair value of Common Stock as of the measurement date. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the stock options. Compensation expense of $761,267, $697,966 and $43,945 was recognized in 2001, 2000 and 1999, respectively.

M.  COMMITMENTS AND CONTINGENCIES

    Cubist leases certain of its facilities under operating lease agreements, which extend through 2010. Certain of these leases contain renewal options and provisions that adjust the base payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance. In 1993, Cubist provided a security deposit of $100,000 upon execution of a lease. The security deposit bears interest in a segregated account, and was partially refunded ($79,000 plus interest) on the fifth anniversary.

    Cubist leases certain equipment under long-term capital leases. The cost of this equipment included in fixed assets was approximately $701,918 and $1,795,888, with associated accumulated depreciation of approximately $498,771 and $1,288,754 at December 31, 2001 and 2000, respectively. Cubist intends to purchase all of the leased equipment at a price to be negotiated at lease end. Future lease payments for non-cancelable leases for the respective years ended December 31 are as follows:

                                                     OPERATING LEASES   CAPITAL LEASES
                                                     ----------------   --------------
2002...............................................     $  791,199         $499,571
2003...............................................        672,433               --
2004...............................................        562,500               --
2005...............................................        562,500               --
2006...............................................        562,500
Thereafter.........................................      2,400,000
                                                        ----------         --------
  Total minimum lease payments.....................     $5,551,132         $499,571

  Less amount representing interest payments.......                         (25,846)
                                                                           --------
  Present value of minimum lease payments..........                        $473,725
                                                                           ========

    Lease payments under operating leases were $1,577,063, $906,889 and $763,503 in 2001, 2000 and 1999 respectively.

    Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2001, Cubist entered into limited foreign currency hedging transactions between the U.S. dollar, the European euro and the British pound. At December 31, 2001, Cubist has a commitment to purchase 312,500 euro, with an approximate U.S. dollar value of this commitment of $283,063, and a commitment to purchase 62,043 GBP, with an approximate U.S. dollar value of this commitment of $91,719.

N.  LONG TERM DEBT

                                                                  2001          2000
                                                              ------------   -----------
Note payable issued in conjunction with the acquisition of
  Xenova (Note C)...........................................  $         --   $ 2,243,948
Term loan agreement.........................................     7,359,466     2,643,642
Notes payable to MM Venture Finance Partnership.............       554,578     1,062,079
Senior convertible notes....................................    39,000,000    39,000,000
Subordinated convertible notes..............................   165,000,000            --
                                                              ------------   -----------
                                                               211,914,044    44,949,669
  Less current portion......................................    (3,206,760)   (1,692,340)
                                                              ------------   -----------
  Long-term obligation......................................  $208,707,284   $43,257,329
                                                              ============   ===========

    During March 1999, Cubist entered into a term loan agreement with a bank under which Cubist is able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, Cubist increased its term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (4.24% at December 31, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds from this term loan. In
September 2001, we increased our term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (4.24% at December 31, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected as restricted cash. At December 31, 2001, borrowings outstanding totaled $7,359,466. At December 31, 2001, there was $685,182 available for borrowing under this term loan agreement. This agreement contains certain covenants. The most restrictive of which requires Cubist to maintain an unencumbered cash balance, as defined, of at least $73 million. Cubist has been in compliance throughout the year with all covenants.

    On November 16, 1999, our Canadian subsidiary issued $1.6 million Cdn of convertible debentures and warrants to purchase 16,458 shares of common stock. The convertible debentures bore interest at a rate of 12% and were payable on March 31, 2000. On March 31, 2000, the convertible debentures and related interest were converted to 30,176 shares of common stock at Xenova's option. The warrants became exercisable on December 31, 1999 and expire November 16, 2004. The estimated value of the detachable warrants of $323,000 was recorded as a discount on the convertible debentures and was amortized to interest expense over the term of the debt using the effective interest method. The convertible debenture has a beneficial conversion feature valued at $264,300, equal to the aggregate excess market value of the underlying Common Stock at the agreement date over the conversion rate. The beneficial conversion feature was recorded as additional paid-in capital and recognized on issuance as interest expense, as the debenture was immediately convertible to Common Stock. At December 31, 2001, 16,459 warrants remained outstanding.

    On January 17, 2000, Cubist's Canadian subsidiary issued notes payable to MM Venture Finance Partnership, or MM, totaling $2,000,667. The notes payable bear interest at 14.4% and are being repaid over 36 months through January 17, 2003. The assets of the former TerraGen Discovery Inc., including its patents, were pledged as collateral for the loan. In addition, MM received and later exercised warrants to purchase 22,790 shares of Common Stock for gross proceeds of $606,665. The estimated value of the detachable warrants of $658,606 was recorded as a discount on the notes payable and is being amortized to interest expense over the term of the note payable using the effective interest method. Interest expense of $226,237 and $138,400 was recorded in 2001 and 2000, respectively. At December 31, 2001, the note payable balance was $554,578.

    On September 8, 2000, we purchased a new corporate headquarters building in Lexington, Massachusetts. To finance the purchase, we issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company. This financing covered the building purchase price of approximately $34.0 million and included $5.0 million for facility improvements. The five-year notes carry a coupon rate of 8 1/2% and can be converted at any time at the option of the holder into our Common Stock at $63.8625 per share. We retain the right to redeem these notes after three years at 103% of their principal amount outstanding. The deferred costs associated with the sale of the senior convertible notes were $1,324,605 of which $265,239 and $81,029 was amortized to interest expense in 2001 and 2000, respectively.

    On October 26, 2001, we completed the private placement of $125.0 million of 5 1/2% Convertible Subordinated Notes (less estimated financing costs of $4,055,096). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into Common Stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. In addition, on December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5 1/2% Convertible Subordinated Notes (less estimated financing costs of $827,320). The offering was made through the same initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into Common Stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to our senior indebtedness. The deferred costs associated with the sale notes were $4,882,416 of which $57,759 was amortized to interest expense in 2001.

    At December 31, 2001, payments of principal and interest on existing debt were due as follows:

Fiscal year ending December 31,
2002........................................................  $ 15,619,140
2003........................................................    14,239,214
2004........................................................    13,843,705
2005........................................................    52,014,955
2006........................................................     9,075,000
Thereafter..................................................   183,150,000
                                                              ------------
Total payments..............................................   287,942,014
Less amounts representing interest..........................   (76,027,970)
                                                              ------------
Total debt..................................................   211,914,044
Less current portion........................................    (3,206,760)
                                                              ------------
                                                              $208,707,284
                                                              ============

O.  EMPLOYEE BENEFITS

    Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the United States are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. Cubist contributes a matching amount in cash of up to 1.5% of a participant's total compensation or $500 annually, whichever is less, or a match in Common Stock up to 4.5% of a participant's total compensation or 75% of a participant's total contribution annually, whichever is less. Matches distributed in Common Stock have immediate vesting. Cubist contributed $1,500, $5,227, $5,853 during 2001, 2000 and 1999, respectively.
Cubist issued 10,961, 14,939 and 28,420 shares of Common Stock in 2001, 2000 and 1999, respectively, pursuant to this plan. No shares were issued prior to 1999.

    Cubist maintains a Group Registered Retirement Savings Plan independent to each employee, through a nationally recognized funds manager. Substantially all of the permanent employees in Canada are eligible to participate. Participants may contribute up to 18% of their previous years earned income, subject to certain limitations. Cubist will make a matching contribution of up to 3% of an employee's salary. Cubist's Canadian subsidiary contributed $27,666, $23,657 and $33,704 during 2001, 2000 and 1999, respectively.

    Cubist maintains a Contracted In Money Purchase Scheme for all employees in the United Kingdom. Participants may contribute up to 10% of their annual compensation to the scheme. Cubist matches contributions at a level up to 10% of an employee's salary. Cubist's United Kingdom subsidiary contributed $55,156, $50,229 and $42,083 during 2001, 2000 and 1999, respectively.

    Cubist instituted an employee stock purchase plan in 1998, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The plan allows participants to purchase Cubist Common Stock, after a pre-determined six-month period, through payroll deductions at a price 15% less than the lower of the closing price for the beginning or ending date of the purchase period. The plan allows for the issuance of 250,000 shares of Common Stock to eligible employees. During 2001, 2000 and 1999, Cubist issued 16,361, 12,827 and 11,615 shares of Common Stock, respectively, pursuant to this plan.

P.  INCOME TAXES

    Based on Cubist's current financial status, realization of Cubist's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset and the related valuation allowance are as follows:

                                                          2001           2000
                                                      ------------   ------------
Deferred income tax assets:
Net operating loss carryforwards....................  $ 29,703,786   $ 39,231,437
Research and development costs......................    38,359,711      3,414,689
Tax credit carryforwards............................     5,036,990      3,657,017
Deferred revenues...................................     3,957,629        997,630
Other, net..........................................     1,289,816        963,905
                                                      ------------   ------------
Total deferred tax assets...........................    78,347,932     48,264,678
Valuation allowance.................................   (78,347,932)   (48,264,678)
                                                      ------------   ------------
Net deferred tax assets.............................  $         --   $         --
                                                      ============   ============

    The effective rate differs from the statutory rate of 34% due to the following:

                                                                2001          2000          1999
                                                              --------      --------      --------
Federal.....................................................   (34.0)%       (34.0)%       (34.0)%
State.......................................................    (6.1)%        (5.4)%        (4.5)%
Foreign Rate Differential...................................    (0.6)%         0.5%          1.2%
Foreign Investment Tax Credit...............................    (0.0)%        (1.1)%        (3.7)%
Research and development tax credit.........................    (1.3)%        (2.0)%        (2.0)%
Valuation Allowance.........................................    41.1%         40.3%         38.7%
Other.......................................................     0.9%          0.6%          0.6%
                                                               -----         -----         -----
Effective Tax Rate..........................................    (0.0)%        (1.1)%        (3.7)%
                                                               =====         =====         =====

    At December 31, 2001, Cubist has federal net operating loss carryforwards of approximately $61.1 million, which begin to expire in 2007, state net operating loss carryforwards of $52.0 million, which begin to expire in 2002, and $14.0 million of foreign net operating loss carryforwards which begin to expire in 2004. Of the $78.3 million valuation allowance at December 31, 2001, $4.7 million relates to the tax benefit of the exercise of stock options. This amount will result in an increase in Additional Paid in Capital upon realization of these losses in accordance with APB 25. Cubist also has federal and state credit carryforwards of $4,039,000, $1,513,000, respectively, which begin to expire in 2008.

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

Q.  VENDOR AGREEMENTS

    In April 2000, Cubist entered into a development and supply agreement with Abbott pursuant to which Abbott has agreed to assist Cubist in the development of daptomycin as a parenteral formulation and to manufacture and sell exclusively to Cubist, daptomycin as a parenteral formulation. Under the terms of this agreement, Cubist has agreed to make certain milestone payments to Abbott for their development efforts and assistance in obtaining an approved NDA for daptomycin. Cubist has made payments totaling $450,000 through the period ended December 31, 2001, which were expensed as research and development. If the FDA approves the daptomycin NDA, Cubist will purchase minimum annual quantities of drug product from Abbott over a five-year period beginning in 2002.

    In June 2000, Cubist entered into a services agreement with DSM an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for certain costs of approximately $8.2 million to be incurred by DSM Capua in connection with the scale-up and construction of its manufacturing facility. Through 2001, Cubist has reimbursed $4,862,000 of these costs to DSM Capua and accrued an additional $81,000. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments based on costs incurred and recorded research and development expenses of $328,000 and $627,000 in 2001 and 2000, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period.

    In November 2001, we entered into a manufacturing and supply agreement with ACS pursuant to which ACS has agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of daptomycin and to sell bulk daptomycin exclusively to us for commercial purposes. Under the terms of this agreement, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. In consideration, we will make contributions in equity, milestones, product price premiums, resin investment, process development, quality systems and facility qualification support. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase minimum annual quantities of bulk daptomycin drug substance from ACS over a six-year period. Under the terms of the agreement, we issued to ACS 62,558 shares of our common stock. These shares had a value of $2.0 million. The cost of these shares was accounted for as part of the cost of the manufacturing facility and was recorded as other assets.

    In December 7, 2001, we entered into a screening service agreement with Cetek whereby Cetek will provide Cubist with screening and dereplication services. Under this agreement, Cetek would receive fees from Cubist for the achievement of specific research, clinical and regulatory milestones

R.  SEGMENT INFORMATION

    Cubist operates in one business segment, the research, development and commercialization of novel antimicrobial drugs. The majority of the Company's revenues are generated within the U.S.

    The following summary discloses long-lived assets by location:

                                                            DOMESTIC     INTERNATIONAL   CONSOLIDATED
                                                           -----------   -------------   ------------
  YEAR ENDED DECEMBER 31, 2001
Long-lived assets........................................  $60,257,720    $ 6,689,462    $66,947,182
  YEAR ENDED DECEMBER 31, 2000
Long-lived assets........................................  $42,019,412    $ 8,694,443    $50,713,855
  YEAR ENDED DECEMBER 31, 1999
Long-lived assets........................................  $ 3,626,174    $10,268,317    $13,894,491

S.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table contains Statement of Operations information for each quarter of 2001 and 2000. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly financial information has been restated to reflect the acquisition of TerraGen Discovery Inc., which was accounted for using the pooling-of-interests method of accounting:

                                                          FIRST      SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
2001
Total revenues.........................................  $  2,379   $  3,349   $  5,089   $  3,572
Net loss...............................................  $(17,603)  $(16,832)  $(13,553)  $(21,866)
Net loss per share.....................................  $  (0.63)  $  (0.60)  $  (0.48)  $  (0.77)
2000
Total revenues.........................................  $  1,281   $  1,662   $  1,314   $    966
Net loss...............................................  $ (8,867)  $ (8,733)  $ (9,308)  $(17,392)
Net loss per share.....................................  $  (0.38)  $  (0.32)  $  (0.34)  $  (0.63)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 13, 2002. Information with respect to Executive Officers may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required with respect to this item may be found in the section captioned "EXECUTIVE COMPENSATION" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 13, 2002. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required with respect to this item may be found in the sections captioned "PRINCIPAL STOCKHOLDERS" and "PROPOSAL NO. 1--ELECTION OF DIRECTORS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 13, 2002. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Information required with respect to this item may be found in the section captioned "CERTAIN TRANSACTIONS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 13, 2002. Such information is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents Filed As Part Of Form 10-K

1. FINANCIAL STATEMENTS.

    The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

    - Report of Independent Accountants

    - Balance Sheets as of December 31, 2001 and 2000

    - Statements of Operations for the years ended December 31, 2001, 2000 and 1999

    - Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

    - Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

    - Notes to Financial Statements

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

              4.2       Rights Agreement, dated as of July 21, 1999 between Cubist and BankBoston, N.A. as Rights Agent (incorporated by reference to Exhibit 99.1 to Cubist's Report on Form 8-K filed on July 30, 1999) (File No. 000-21379)

              4.3       First Amendment dated as of March 7, 2000 to the Rights
                          Agreement, dated as of July 21, 1999 between Cubist and
                          Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent
                          (incorporated by reference to Exhibit 4.2 to Cubist's
                          Registration Statement on Form 8-A/A filed on March 9,
                          2000) (File No. 000-21379)

             10.1       Employment Agreement between the Registrant and Scott M.
                          Rocklage, dated June 20, 1994. (Exhibit 10.3, Registration
                          No. 333-6795)

             10.2       Consulting Agreement between the Registrant and Paul R.
                          Schimmel, dated May 1, 1992. (Exhibit 10.4, Registration
                          No. 333-6795)

             10.3       Amended and Restated 1993 Stock Option Plan. (Exhibit 10.6,
                          Registration No.333-6795)

             10.4       Lease Agreement between Registrant and Stimpson Family
                          Trust, dated April 30, 1993, regarding 24 Emily Street,
                          Cambridge, MA., as amended by the First Amendment to Lease, dated September 19, 1994. (Exhibit 10. 13,
                          Registration No.333-6795)

             10.5       Form of Employee Confidentiality and Nondisclosure
                          Agreement. (Exhibit 10.15, Registration No. 333-6795)

             10.6       Series C Convertible Preferred Stock Purchase Options issued to Dr. Paul Schimmel and Dr. Julius Rebek in May 1995, as
                          amended by certain Letter Agreements, dated October 23,
                          1995, between the Registrant and each of Dr. Schimmel and
                          Dr. Rebek. (Exhibit 10.19, Registration No. 333-6795)

             10.7       Amended and Restated Stockholders Rights Agreement by and
                          among the Registrant and the parties signatory thereto.
                          (Exhibit 10.20, Registration No. 333-6795)

             10.8       Master Lease Agreement between the Registrant and
                          Transamerica Business Credit, dated as of February 14,
                          1997. (Exhibit 10.33, Annual Report on Form 10-K, filed
                          March 20, 1998, File No. 000-21379)

            +10.9       License Agreement, dated November 7, 1997, between Cubist
                          and Eli Lilly. (Exhibit 10.3, Amendment to Quarterly
                          Report on Form 10-Q/A, filed October 22, 1998, File No.
                          000-21379)

            10.10       First Amendment to Amended and Restated 1993 Stock Option
                          Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed
                          August 12, 1998, File No. 000-21379)

            10.11       1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly
                          Report on Form 10-Q, filed August 12, 1998, File No.
                          000-21379)

            10.12       Registration Rights Agreement, dated as of September 10,
                          1998 between Cubist and each person listed on Exhibit A thereto (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)

            10.13       Common Stock Purchase Warrants, dated September 23, 1998,
                          executed by Cubist (Exhibit 10.3, Quarterly Report on Form
                          10-Q, filed November 4, 1998, File No. 000-21379)

            10.14       Collaborative Research and License Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999
                          (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May
                          13, 1999, File No. 000-21379)

            10.15       Stock Purchase Agreement between Cubist and Novartis Pharma
                          AG, dated as of February 3, 1999 (Exhibit 10.2, Quarterly
                          Report on Form 10-Q, filed May 13, 1999, File No.
                          000-21379)

            10.16       Restated Certificate of Incorporation as amended (Exhibit 3,
                          Quarterly Report on Form 10-Q, filed August 12, 1999, File
                          No. 000-21379)

            10.17       Registration Rights Agreement, dated as of October 15, 1999 between Cubist and each person listed on Exhibit A thereto
                          (Exhibit 10.1, Quarterly Report on Form 10-Q, filed
                          November 12, 1999, File No. 000-21379)

            10.18       Registration Rights Agreement, dated as of January 27, 2000 among Cubist and each of the Investors party thereto
                          (Exhibit 10.1, Registration No. 333-96365)

            10.19       Second Amendment to Amended and Restated 1993 Stock Option
                          Plan (Exhibit 10.41, Annual Report on Form 10-K, filed
                          March 10, 2000, File No. 000-21379)

            10.20       Third Amendment to Amended and Restated 1993 Stock Option
                          Plan (Exhibit 10.42, Annual Report on Form 10-K, filed
                          March 10, 2000, File No. 000-21379)

            10.21       Stock Pledge Agreement, dated as of September 25, 1999 by
                          and between Alan D. Watson and Cubist (Exhibit 10.43,
                          Annual Report on Form 10-K, filed March 10, 2000, File No.
                          000-21379)

            10.22       Letter Agreement, dated September 25, 1999 between Alan D.
                          Watson and Cubist (Exhibit 10.44, Annual Report on Form
                          10-K, filed March 10, 2000, File No. 000-21379)

            10.23       Secured Promissory Note, dated as of September 25, 1999 by and between Alan D. Watson and Cubist (Exhibit 10.45,
                          Annual Report on Form 10-K, filed March 10, 2000, File No.
                          000-21379)

           +10.24       Manufacturing and Supply Agreement, entered into as of June
                          22, 2000, by and between Cubist and DSM Capua S.p.A
                          (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August
                          14, 2000, File No. 000-21379)

           +10.25       Services Agreement, entered into as of June 22, 2000, by and between Cubist and Gist- brocades Holding A.G. (Exhibit
                          10.2, Quarterly Report on Form 10-Q, filed August 14,
                          2000, File No. 000-21379)

           +10.26       Development and Supply Agreement, dated April 3, 2000, by
                          and between Cubist and Abbott Laboratories (Exhibit 10.3,
                          Quarterly Report on Form 10-Q, filed August 14, 2000, File
                          No. 000-21379)

           +10.27       Clinical Services Master Agreement, dated December 1, 1999, by and between Cubist and Omnicare Clinical Research, Inc.
                          f/k/a IBAH, Inc. (Exhibit 10.49, Annual Report on Form
                          10-K, filed April 2, 2001, File No. 000-21379)

           +10.28       Exhibit A to the Clinical Services Master Agreement, dated
                          December 21, 2000, by and between Cubist and Omnicare
                          Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.50,
                          Annual Report on Form 10-K, filed April 2, 2001, File No.
                          000-21379)

           +10.29       Exhibit B to the Clinical Services Master Agreement, dated
                          April 12, 2000, by and between Cubist and Omnicare
                          Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.51,
                          Annual Report on Form 10-K, filed April 2, 2001, File No.
                          000-21379)

           +10.30       Exhibit C to the Clinical Services Master Agreement, dated
                          April 18, 2000, by and between Cubist and Omnicare
                          Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.52,
                          Annual Report on Form 10-K, filed April 2, 2001, File No.
                          000-21379)

           +10.31       Exhibit D to the Clinical Services Master Agreement, dated
                          May 10, 2000, by and between Cubist and Omnicare Clinical
                          Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.53, Annual
                          Report on Form 10-K, filed April 2, 2001, File No.
                          000-21379)

           +10.32       Exhibit E to the Clinical Services Master Agreement, dated
                          October 17, 2000, by and between Cubist and Omnicare
                          Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.54,
                          Annual Report on Form 10-K, filed April 2, 2001, File No.
                          000-21379)

           +10.33       Contract of Monitoring Services, dated January 10, 2000,
                          between Cubist and Clindev (Proprietary) Limited (Exhibit
                          10.55, Annual Report on Form 10-K, filed April 2, 2001,
                          File No. 000-21379)

           +10.34       First Amendment to Contract of Monitoring Services, dated
                          June 22, 2000, between Cubist and Clindev (Proprietary)
                          Limited (Exhibit 10.56, Annual Report on Form 10-K, filed
                          April 2, 2001, File No. 000-21379)

           +10.35       Second Amendment to Contract of Monitoring Services, dated
                          December 20, 2000, between Cubist and Clindev
                          (Proprietary) Limited (Exhibit 10.57, Annual Report on
                          Form 10-K, filed April 2, 2001, File No. 000-21379)

           +10.36       Contract Research Agreement, dated as of August 1, 2000, by and between Target Research Associates, Inc. and Cubist
                          (Exhibit 10.58, Annual Report on Form 10-K, filed April 2,
                          2001, File No. 000-21379)

           +10.37       Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company and Cubist (Exhibit 10.59,
                          Annual Report on Form 10-K, filed April 2, 2001, File No.
                          000-21379)

           +10.38       Note Purchase Agreement, dated September 8, 2000, by and
                          between Cubist and the Purchasers listed on Schedule 1
                          thereto (Exhibit 10.60, Annual Report on Form 10-K, filed
                          April 2, 2001, File No. 000-21379)

           +10.39       Registration Rights Agreement, dated as of September 8,
                          2000, by and between John Hancock Life Insurance Company,
                          John Hancock Variable Life Insurance Company, Signature 4
                          Limited, Investors Partner Life Insurance Company and
                          Cubist (Exhibit 10.61, Annual Report on Form 10-K, filed
                          April 2, 2001, File No. 000-21379)

           +10.40       Senior Convertible Promissory Note R-1, dated September 8,
                          2000, by and between Cubist and John Hancock Life
                          Insurance Company (Exhibit 10.62, Annual Report on Form
                          10-K, filed April 2, 2001, File No. 000-21379)

           +10.41       Senior Convertible Promissory Note R-2, dated September 8,
                          2000, by and between Cubist and John Hancock Life
                          Insurance Company (Exhibit 10.63, Annual Report on Form
                          10-K, filed April 2, 2001, File No. 000-21379)

           +10.42       Senior Convertible Promissory Note R-3, dated September 8,
                          2000, by and between Cubist and John Hancock Life
                          Insurance Company (Exhibit 10.64, Annual Report on Form
                          10-K, filed April 2, 2001, File No. 000-21379)

           +10.43       Senior Convertible Promissory Note R-4, dated September 8,
                          2000, by and between Cubist and John Hancock Variable Life
                          Insurance Company (Exhibit 10.65, Annual Report on Form
                          10-K, filed April 2, 2001, File No. 000-21379)

           +10.44       Senior Convertible Promissory Note R-5, dated September 8,
                          2000, by and between Cubist and Hare & Co. (Exhibit 10.66,
                          Annual Report on Form 10-K, filed April 2, 2001, File No.
                          000-21379)

           +10.45       Senior Convertible Promissory Note R-6, dated September 8,
                          2000, by and between Cubist and Investors Partner Life
                          Insurance Company (Exhibit 10.67, Annual Report on Form
                          10-K, filed April 2, 2001, File No. 000-21379)

           +10.46       Research & Development Collaboration and Option Agreement,
                          dated as of October 4, 2000, by and between Cubist and
                          Emisphere Technologies, Inc. (Exhibit 10.68, Annual Report
                          on Form 10-K, filed April 2, 2001, File No. 000-21379)

           +10.47       License Agreement, dated as of November 22, 2000, by and
                          between Cubist and International Health Management
                          Associates, Inc. (Exhibit 10.69, Annual Report on Form
                          10-K, filed April 2, 2001, File No. 000-21379)

           +10.48       Patent Cross-License Agreement, dated as of November 18,
                          1999, by and between TerraGen Discovery Inc. and Diversa
                          Corporation (Exhibit 10.70, Annual Report on Form 10-K,
                          filed April 2, 2001, File No. 000-21379)

            10.49       Audit Committee Charter (Exhibit 10.72, Annual Report on
                          Form 10-K, filed April 2, 2001, File No. 000-21379)

            10.50       Fourth Amendment to Amended and Restated 1993 Stock Option
                          Plan (Exhibit 10.73, Annual Report on Form 10-K, filed
                          April 2, 2001, File No. 000-21379)

            10.51       Fifth Amendment to Amended and Restated 1993 Stock Option
                          Plan (Exhibit 10.74, Annual Report on Form 10-K, filed
                          April 2, 2001, File No. 000-21379)

            10.52       Sixth Amendment to Amended and Restated 1993 Stock Option
                          Plan (Exhibit 10.75, Annual Report on Form 10-K, filed
                          April 2, 2001, File No. 000-21379)

           +10.53       Marketing, Distribution and Development Agreement by and
                          between Cubist and Gilead Sciences, Inc., dated as of
                          January 6, 2001 (Exhibit 10.1, Quarterly Report on Form
                          10-Q, filed May 15, 2001, File No. 000-21379)

            10.54       Master Services Agreement by and between Cubist and
                          Quintiles, Inc., dated as of April 25, 2001 (Exhibit 10.1,
                          Quarterly Report on Form 10-Q, filed August 14, 2001, File
                          No. 000-21379)

           +10.55       Work Order 1 by and between Cubist and Quintiles, Inc.,
                          dated as of June 7, 2001 (Exhibit 10.2, Quarterly Report
                          on Form 10-Q, filed August 14, 2001, File No. 000-21379)

           +10.56       Collaboration Agreement by and between Cubist and Syrrx,
                          Inc., dated as of June 27, 2001 (Exhibit 10.3, Quarterly
                          Report on Form 10-Q, filed August 14, 2001, File No.
                          000-21379)

           *10.57       Agreement by and between Cubist and Albany Molecular
                          Research, Inc., dated as of July 30, 2001 (Exhibit 10.1,
                          Quarterly Report on Form 10-Q, filed November 14, 2001,
                          File No. 000-21379)

            10.58       Indenture by and between Cubist and The Bank of New York,
                          dated as of October 26, 2001 (Exhibit 10.2, Quarterly
                          Report on Form 10-Q, filed November 14, 2001, File No.
                          000-21379)

            10.59       Note, dated October 26, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)

            10.60       Registration Rights Agreement by and among Cubist and the
                          Initial Purchasers, dated as of October 26, 2001 (Exhibit
                          10.4, Quarterly Report on Form 10-Q, filed November 14,
                          2001, File No. 000-21379)

            10.61       Purchase and Sale Agreement, by and between Spaulding and
                          Slye Hayden Woods LLC and Cubist, dated as of July 28,
                          2000

            10.62       Seventh Amendment to Amended and Restated 1993 Stock Option
                          Plan

           *10.63       Manufacturing and Supply Agreement, dated as of September
                          30, 2001, by and between Cubist and ACS Dobfar S.p.A.

           *10.64       Screening Service Agreement, dated as of December 7, 2001, by and between Cubist and Cetek Corporation

           *10.65       License Agreement, dated as of December 27, 2001, by and
                          between Cubist and the University of Utah

           *10.66       First Amendment to "Collaborative Research and License
                          Agreement," dated as of February 4, 2002, by and between
                          Cubist and Novartis Pharma AG

             23.1       Consent of PricewaterhouseCoopers LLP

             23.2       Consent of KPMG LLP

------------------------

The above-listed Exhibits are incorporated by reference from the Company's filing indicated next to the title of such exhibit. All other above listed exhibits have been filed herewith.

+   Confidential Treatment granted.

*   Confidential Treatment requested.

(B) No current reports on Form 8-K were filed during the fourth quarter, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CUBIST PHARMACEUTICALS, INC.

                                                       By:              /s/ SCOTT M. ROCKLAGE
                                                            --------------------------------------------
                                                                      Scott M. Rocklage, Ph.D.
                                                                CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----
                /s/ SCOTT M. ROCKLAGE                  Chairman of the Board of
     -------------------------------------------         Directors And Chief Executive    March 25, 2001
                  Scott M. Rocklage                      Officer

                                                       Vice President and Chief
                 /s/ THOMAS A. SHEA                      Financial Officer (Principal
     -------------------------------------------         Financial and Accounting         March 25, 2001
                   Thomas A. Shea                        Officer)

                  /s/ SUSAN B. BAYH
     -------------------------------------------       Director                           March 15, 2001
                    Susan B. Bayh

                 /s/ BARRY M. BLOOM
     -------------------------------------------       Director                           March 14, 2001
                   Barry M. Bloom

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----
                 /s/ JOHN K. CLARKE
     -------------------------------------------       Director                           March 20, 2001
                   John K. Clarke

              /s/ DAVID W. MARTIN, JR.
     -------------------------------------------       Director                           March 15, 2001
                David W. Martin, Jr.

                  /s/ WALTER MAUPAY
     -------------------------------------------       Director                           March 22, 2001
                    Walter Maupay

                /s/ PAUL R. SCHIMMEL
     -------------------------------------------       Director                           March 19, 2001
                  Paul R. Schimmel

                 /s/ JOHN ZABRISKIE
     -------------------------------------------       Director                           March 20, 2001
                   John Zabriskie