Form 10-Q
period 2002-03-31
CUBIST PHARMACEUTICALS INC
filed 2002-05-14
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 0-21379


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                              ---     ---

     As of May 10, 2002 there were 28,513,108 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX




 ITEM                                                                                                           PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Unaudited Financial Statements

                      Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..............        3

                      Consolidated Statements of Operations for the three months ended
                      March 31, 2002 and 2001.............................................................        4

                      Consolidated Statements of Cash Flows for the three months ended March 31,
                      2002 and 2001.......................................................................        5

                      Notes to the Consolidated Unaudited Financial Statements............................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................        8

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............................       11


 PART II.         OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................       11

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

                          CUBIST PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                                MARCH 31,          DECEMBER 31,
                                                                                   2002                2001
                                                                            -----------------   ----------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.........................................          $  73,767,096        $ 120,322,157
  Short-term investments............................................             96,788,387           68,514,144
  Accounts receivable ..............................................                250,000              100,000
  Prepaid expenses and other current assets.........................              1,419,195            1,402,334
                                                                            ---------------      ---------------
    Total current assets............................................            172,224,678          190,338,635
Property and equipment, net.........................................             48,392,810           48,056,157
Intangible assets, net..............................................              5,249,993            5,632,659
Restricted cash.....................................................              3,250,000            3,250,000
Long-term investments...............................................             51,241,399           54,298,378
Other assets .......................................................             12,751,730           13,258,366
                                                                            ---------------      ---------------
    Total assets....................................................          $ 293,110,610        $ 314,834,195
                                                                            ===============      ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................          $   3,150,034           $7,336,002
  Accrued clinical trial expenses...................................              5,857,011            6,409,682
  Accrued expenses..................................................              3,840,456            7,156,775
  Accrued interest..................................................              5,252,675            2,143,309
  Deferred revenue..................................................              4,350,000            5,600,000
  Current portion of long-term debt.................................              3,275,930            3,206,760
  Current portion of capital lease obligations .....................                106,604              473,725
                                                                            ---------------      ---------------
    Total current liabilities  .....................................             25,832,710           32,326,253
Deferred revenue....................................................              4,150,079            4,300,080
Long-term debt, net of current portion..............................            209,166,511          208,707,284
                                                                            ---------------      ---------------
    Total liabilities...............................................            239,149,300          245,333,617

Stockholders' equity:

    Preferred stock, non-cumulative; convertible, $.001 par value;
     Authorized 5,000,000 shares; no shares issued and outstanding
     2002 and 2001..................................................                     --                   --
   Common stock, $.001 par value; authorized 50,000,000 shares;
     28,495,451 and 28,298,566 shares issued and outstanding as of
     March 31, 2002 and December 31, 2001, respectively.............                 28,495               28,298
   Additional paid-in capital.......................................            251,456,872          247,508,469
   Accumulated deficit  ............................................           (197,524,057)        (178,036,189)
                                                                            ---------------      ---------------
    Total stockholders' equity......................................             53,961,310           69,500,578
                                                                            ---------------      ---------------

      Total liabilities and stockholders' equity....................          $ 293,110,610        $ 314,834,195
                                                                            ===============      ===============


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                       UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 2002                      2001
                                                         ---------------------     ---------------------

Research and development revenue                          $   1,457,852             $   1,493,365
Related party research and development revenue                  861,876                   886,000
                                                         ---------------------     ---------------------
    Total revenue                                             2,319,728                 2,379,365

Operating expenses:
  Research and development                                   12,773,429                16,413,576
  General and administrative                                  7,574,305                 4,509,746
                                                         ---------------------     ---------------------
    Total operating expenses                                 20,347,734                20,923,322

Interest income                                               1,477,302                 2,378,840
Interest expense                                             (3,255,091)               (1,103,062)
Other income (expense)                                          317,927                  (334,474)
                                                         ---------------------     ---------------------

    Net loss                                               ($19,487,868)             ($17,602,653)
                                                         =====================     =====================

Basic and diluted net loss per common share                      ($0.69)                   ($0.63)
                                                         =====================     =====================

Weighted average number of common shares for basic
and diluted net loss per common share                        28,406,410                27,915,084
                                                         =====================     =====================


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                       UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           ----------------------------------------
                                                                                 2002                  2001
                                                                                 ----                  ----
Cash flows used for operating activities:
   Net loss......................................................            $(19,487,868)         $(17,602,653)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
    Loss on the sale of equipment................................                   4,109                    --
   Depreciation and amortization.................................               1,385,668             1,225,226
    Amortization of debt issuance costs..........................                 241,212                66,310
    Amortization of deferred compensation........................                 163,788               205,001
    Stock based compensation.....................................                 767,086                    --
    Forgiveness of note receivable related to Common Stock.......                 168,750                    --
    Realized foreign exchange (gain) loss, net...................                 (75,761)              334,474
    Changes in assets and liabilities:
       Accounts receivable.......................................                (149,108)               23,985
       Prepaid expenses and other current assets.................                 (21,938)              893,120
        Other assets.............................................                 265,426            (3,130,759)
       Accounts payable and accrued expenses.....................              (2,941,524)            2,103,912
        Deferred revenue.........................................              (1,400,001)           11,600,000
                                                                           -----------------     ------------------
         Total adjustments.......................................              (1,592,293)           13,321,269
                                                                           -----------------     ------------------
        Net cash used for operating activities...................             (21,080,161)           (4,281,384)
                                                                           -----------------     ------------------

Cash flows from investing activities:
   Purchases of property and equipment...........................              (1,465,367)             (126,273)
    Proceeds from the sale of equipment..........................                   3,800                  --
   Purchases of investments......................................             (47,097,924)           (2,802,392)
    Maturities of investments....................................              21,880,660             4,479,616
                                                                           -----------------     ------------------
       Net cash provided by (used for) investing activities......             (26,678,831)            1,550,951
                                                                           -----------------     ------------------

Cash flows from financing activities:
   Issuance of Common Stock and warrants, net....................               1,028,297               516,855
   Repayments of long term debt .................................                (120,803)             (223,929)
   Proceeds from long-term debt..................................                 685,182                  --
   Principal payments of capital lease obligations...............                (367,107)             (201,985)
                                                                           -----------------     ------------------
       Net cash provided by financing activities.................               1,225,569                90,941
                                                                           -----------------     ------------------

Net decrease in cash and cash equivalents........................             (46,533,423)           (2,639,492)

Effect of changes in foreign exchange rates on cash balances.....                 (21,638)             (101,636)

Cash and cash equivalents, beginning of period...................             120,322,157            46,940,277
                                                                           -----------------     ------------------

Cash and cash equivalents, end of period.........................            $ 73,767,096          $ 44,199,149
                                                                           =================     ==================
Supplemental non-cash investing and financing activities:
Issuance of common stock.........................................            $  2,000,000                  --



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

B. ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The accompanying consolidated unaudited financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation are reflected in the interim periods presented. These unaudited consolidated financial statements do not include all information and footnote disclosures required by accounting principles generally accepted in the United States and therefore should be read in conjunction with Cubist's audited financial statements and related footnotes for the year ended December 31, 2001 which are included in Cubist's Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 29, 2002.

   NET LOSS PER COMMON SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At March 31, 2002 and 2001 options to purchase 4,199,039 and 3,797,784 shares of common stock, respectively, warrants to purchase 1,478,359, and 1,578,652 shares of common stock, respectively, and convertible debt and notes payable convertible into 4,106,450 and 668,969 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

C. RESEARCH AND DEVELOPMENT AGREEMENTS

     In June 2000, Cubist entered into a services agreement with DSM an affiliated company of DSM Capua pursuant to which DSM agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with good manufacturing practices, or GMP, standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for certain costs of approximately $8.2 million to be incurred by DSM Capua in connection with the scale-up and construction of its manufacturing facility. Through March 31, 2002, Cubist has reimbursed $4,943,000 of these costs to DSM Capua. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist incurred expenses of $82,000 and $82,000 in the three months ended March 31, 2002 and 2001, respectively. Upon completion of the preparation of DSM
Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period.

     On February 3, 1999, Cubist entered into a research and license agreement with Novartis to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis funded a research program for a period of three years. If certain scientific and development milestones are achieved, Novartis will make milestone payments to Cubist. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Cubist recorded revenue of $862,000 and $813,000 in the three months ended March 31, 2002 and 2001, respectively, for certain research and development revenues and milestone payments in accordance with the agreement. Upon the signing of the research and license agreement, Novartis was issued 797,448 shares of common stock for a total purchase price of $4.0 million in cash. In February 2002, Cubist announced the extension by one year of the collaborative research agreement with Novartis. Concurrently, Cubist announced the achievement of and payment for a third milestone in the collaboration for the delivery of another validated target and high-throughput screening assay to be used in antiinfective drug discovery, for $250,000, which was recognized as revenue in the three months ended March 31, 2002.

D. STOCKHOLDERS' EQUITY

   NOTES RECEIVABLE FROM RELATED PARTIES

     In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. The aggregate principal amount of this note at December 31, 2001 is $168,750 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note had an annual interest rate of 4% and was due on September 25, 2002. The terms of the note provide for the note to be forgiven in three equal annual installments of $168,750, commencing September 2000 contingent upon the Senior Vice President's continued employment. As part of the Senior Vice President's termination of employment on March 15, 2002, the third installment was forgiven. In addition, unvested stock options were accelerated, and we recognized an associated expense of $598,000 in the three months ended March 31, 2002.

E. INTANGIBLE ASSETS

     In June 2001, FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes APB No. 16, Business Combination. The provisions of SFAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, a company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.

However, a company has six months from the date of adoption to complete the first step. Cubist has not completed that first step of the impairment test for all intangible assets during the first quarter of 2002, but will complete it by June 30, 2002. The second step of the impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's second quarter. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter 2002. We have not yet determined what effect these impairment tests will have on our earnings and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) THE COMPANY'S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES AND COMMERCIALIZATION, (II) THE COMPANY'S ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, (III) THE COMPANY'S ABILITY TO ATTRACT AND/OR MAINTAIN MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS, (IV) THE COMPANY'S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS, AND (V) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

OVERVIEW

     Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $197.5 million through March 31, 2002. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials, and the development of manufacturing, marketing and sales capabilities.

     In June 2000, Cubist entered into a services agreement with DSM an affiliated company of DSM Capua pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. Under the terms of the service agreements, Cubist will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for certain costs of approximately $8.2 million to be incurred by DSM Capua in connection with the scale-up and construction of its manufacturing facility. Through March 31, 2002, Cubist has reimbursed $4,943,000 of these costs to DSM Capua. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist incurred expenses of $82,000 and $82,000 in the three months ended March 31, 2002 and 2001, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period.

     On January 7, 2001, we and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid us an up-front licensing fee of $10.0 million for Cidecin and $3.0 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $1,400,000 was recognized in the three months ended March 31, 2002 and 2001.

     On April 10, 2001, we achieved the first milestone in our collaboration with Gilead following the successful completion of Study 9901, our pivotal Phase III trial examining the safety and efficacy of Cidecin in the treatment of complicated skin and soft tissue, or cSST, caused by Gram-positive bacteria. On April 23, 2001, Gilead paid us $1.25 million for meeting the primary endpoint of the clinical trial. This milestone was recognized as revenue in the three months ended June 30, 2001.

     While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that in the three months ended
March 31, 2002, we incurred costs in an approximate aggregate amount of $766,000 in connection with all of our research collaborations which generated approximately $862,000 of revenue in the aggregate in the three months ended March 31, 2002; and based on an estimated average full-time equivalent basis, we estimate that in the three months ended March 31, 2001, we incurred costs in an approximate aggregate amount of $671,000 in connection with all of our research collaborations which generated approximately $813,000 of revenue in the aggregate in the three months ended March 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     RESEARCH AND DEVELOPMENT REVENUES. Total research and development revenues in the three months ended March 31, 2002 were $1,458,000 compared to $1,493,000 in the three months ended March 31, 2001, a decrease of $35,000 or 2.3%. The revenue earned in the three months ended March 31, 2002 consisted of $1,400,000 in license fee revenue from Gilead and $58,000 in funding from SBIR grants. The research and development revenues earned in the three months ended March 31, 2001 consisted of $1,400,000 in license fee revenue from Gilead and $93,000 in funding from SBIR grants.

     RELATED PARTY RESEARCH AND DEVELOPMENT REVENUES. Total related party research and development revenues in the three months ended March 31, 2002 were $862,000 compared to $886,000 in the three months ended March 31, 2001, a decrease of $24,000 or 2.7%. The related party research and development revenues earned in the three months ended March 31, 2002 consisted of $612,000 in research support funding and $250,000 in milestone payments from the Novartis collaboration. The related party research and development revenues earned in the three months ended March 31, 2001 consisted of $563,000 in research support funding and $250,000 in milestone payments from the Novartis collaboration and $73,000 in research support funding from the Xenova collaboration.

     RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended March 31, 2002 were $12,773,000 compared to $16,414,000 in the three months ended March 31, 2001, a decrease of $3,641,000 or 22.2%. The decrease was largely due to decreased clinical trial and clinical material manufacturing costs related to daptomycin development due to the completion of our Phase III trials for the treatment of cSST infections and community-acquired pneumonia.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended March 31, 2002 were $7,574,000 compared to $4,510,000 in the three months ended March 31, 2001, an increase of $3,064,000 or 67.9%. The increase was largely due to non cash stock based compensation expense of $767,000 or 25.0%, increased staffing levels and expanded management of $828,000 or 27.0%, and increased pre-marketing costs of $1,455,000 or 48.0% associated with our anticipated commercial product launch.

     INTEREST INCOME AND EXPENSE. Interest income in the three months ended March 31, 2002 was $1,477,000 compared to $2,379,000 in the three months ended March 31, 2001, a decrease of $902,000 or 37.9%. The decrease in interest income was due primarily to significantly lower interest rates during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Interest expense in the three months ended March 31, 2002 was $3,255,000 as compared to $1,103,000 during the three months ended March 31, 2001, an increase of $2,152,000 or 195.1%. The increase in interest expense was primarily due to increased long-term debt related to the 5 1/2% issuance of convertible subordinated notes.

     OTHER INCOME (EXPENSE). Other income in the three months ended March 31, 2002 was $318,000 compared to other expense of $334,000 in the three months ended March 31, 2001. The increase in other income was due to sublease income of $242,000 and a decrease of $73,000 in foreign currency translation adjustments due to the closure and relocation of our Vancouver operations to our corporate headquarters, which represents a substantial liquidation of our investment in our Canadian subsidiary.

     NET LOSS. The net loss during the three months ended March 31, 2002 was $19,488,000 compared to $17,603,000 during the three months ended March 31, 2001, an increase of $1,855,000 or 10.7%. The increase was primarily due to increased interest expense due to the issuance of convertible subordinated notes and decreased interest income due to significantly lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalents and investments balance, excluding restricted cash, at March 31, 2002 was $221,797,000 compared to $243,135,000 at December 31, 2001.

     Net cash used in operating activities was $21.1 million in the first three months of 2002 and $4.3 million in the first three months of 2001. Our loss was $19.5 million for the first three months of 2002 and $17.6 million for the first three months of 2001. For the quarter ended March 31, 2002, net cash used in operating activities reflects the net loss adjusted for non cash items totaling $2.7 million, which consisted primarily of depreciation and amortization expense of $1.4 million and stock based compensation of $0.8 million as well as a decrease in accounts payable and accrued expenses and deferred revenue totaling $4.3 million. For the quarter ended March 31, 2001, net cash used in operating activities reflects the net loss adjusted for depreciation and amortization of $1.2 million as well as a decrease in other assets of $3.0 million and an increase in deferred revenue of $11.6 million due to an upfront licensing fee payment received from Gilead.

     Net cash used for and provided by investing activities was $26.7 million and $1.5 million in the first three months of 2002 and 2001, respectively. Net cash used in investing activities in the first three months of 2002 included $25.2 million for purchases of investments, net of proceeds from maturities and $1.5 million for capital expenditures relating to the new corporate headquarters. During the first three months of 2001 cash was provided by the net maturity of investments.

     During the three months ended March 31, 2002 and 2001, we received cash proceeds of approximately $1.0 million and $0.5 million, respectively, from the issuance of common stock upon the exercise of stock options.

     During March 1999, Cubist entered into a term loan agreement with a bank under which Cubist is able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, Cubist increased its term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (4.29% at March 31, 2002). Borrowings under the facility are collateralized by all capital equipment purchased with the funds from this term loan. In September 2001, we increased our term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (4.29% at March 31, 2002). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected as restricted cash. At March 31, 2002, borrowings outstanding totaled $7,930,507. During the three months ended March 31, 2002, Cubist drew down $0.6 million under this facility.

     We believe that our existing cash resources, existing capital resources, projected interest income and future revenues due under our collaborative agreements, will be sufficient to fund our operating expenses and capital requirements as currently planned through the next 15 months. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2001 as described in
Item 7A of our Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002, and through March 31, 2002.


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

     Proceeds from the Rule 144A offering will be used to advance the clinical trials and commercialization strategy of Cubist's investigational antibiotic Cidecin, our oral ceftriaxone pre-clinical program, the oral daptomycin pre-clinical program, the lipopeptide drug discovery program, the continued development and use of the natural products, VITA functional genomics and ChemInformatics technologies, and for working capital and general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (B) REPORTS ON FORM 8-K

               A current report on Form 8-K was filed by Cubist with the Securities and Exchange Commission on January 17, 2002, with respect to the preliminary results from the first of two Phase III trials investigating the safety and efficacy of Cidecin for the treatment of community-acquired pneumonia.

                                    SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  CUBIST PHARMACEUTICALS, INC.


     May 14, 2002                 By: /S/ THOMAS A SHEA
                                     -----------------------------------
                                     Thomas A. Shea,
                                     Chief Financial Officer
                                    (AUTHORIZED OFFICER AND PRINCIPAL
                                     FINANCE AND ACCOUNTING OFFICER)