Form 10-Q
period 2002-06-30
CUBIST PHARMACEUTICALS INC
filed 2002-08-14
CIK 912183

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934 FOR THE PERIOD ENDED JUNE 30, 2002

                                       OR

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 13, 2002 there were 28,563,321 shares outstanding of Cubist's common stock, $0.001 per value per share.

================================================================================

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX


 ITEM                                                                                                            PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------
PART I.        FINANCIAL INFORMATION

  Item 1.      Consolidated Unaudited Financial Statements

                  Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001...................        3

                  Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001
                  and for the three months ended June 30, 2002 and 2001...................................        4

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001...        5

                  Notes to the Consolidated Unaudited Financial Statements................................        6

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................        8

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk.................................       13

PART II.       OTHER INFORMATION

  Item 2.      Changes in Securities and Use of Proceeds..................................................       13

  Item 4.      Submission of Matters to a Vote of Security Holders........................................       13

  Item 6.      Exhibits and Reports on Form 8-K...........................................................       14

                          CUBIST PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2002                2001
                                                                               -----------------    ----------------
                                  ASSETS
Current assets:
 Cash and cash equivalents.............................................         $   63,950,758       $  120,322,157
 Short-term investments................................................             98,098,547           68,514,144
 Accounts receivable, prepaid expenses and other current assets........              1,253,579            1,502,334
                                                                               -----------------    ----------------
   Total current assets................................................            163,302,884          190,338,635
Property and equipment, net............................................             48,954,714           48,056,157
Intangible assets, net.................................................              4,665,372            5,632,659
Restricted cash........................................................              3,250,000            3,250,000
Long-term investments..................................................             32,770,863           54,298,378
Other assets ..........................................................             13,568,181           13,258,366
                                                                               -----------------    ----------------
   Total assets........................................................         $  266,512,014       $  314,834,195
                                                                               =================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................................         $    1,060,092       $    7,336,002
 Accrued clinical trial expenses.......................................              4,750,842            6,409,682
 Accrued expenses......................................................              6,870,843            7,156,775
 Accrued interest......................................................              2,054,819            2,143,309
 Deferred revenue......................................................              3,100,000            5,600,000
 Current portion of long-term debt.....................................              2,011,112            3,206,760
 Current portion of capital lease obligations..........................                 50,990              473,725
                                                                               -----------------    ----------------
   Total current liabilities...........................................             19,898,698           32,326,253
Deferred revenue.......................................................              4,000,078            4,300,080
Long-term debt, net of current portion.................................            209,342,021          208,707,284
                                                                               -----------------    ----------------
   Total liabilities...................................................            233,240,797          245,333,617

Stockholders' equity:

  Preferred stock, non-cumulative; convertible, $.001 par value;
    Authorized 5,000,000 shares; no shares issued and outstanding 2002
    and 2001...........................................................                     --                   --
   Common stock, $.001 par value; authorized 50,000,000 shares;
    28,563,321 and 28,298,566 shares issued and outstanding as of June
    30, 2002 and December 31, 2001, respectively.......................                 28,563               28,298
   Additional paid-in capital..........................................            251,942,746          247,508,469
   Accumulated deficit.................................................           (218,700,092)        (178,036,189)
                                                                               -----------------    ----------------
    Total stockholders' equity.........................................             33,271,217           69,500,578
                                                                               -----------------    ----------------

              Total liabilities and stockholders' equity...............         $  266,512,014       $  314,834,195
                                                                               =================    ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                             FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                                  2002               2001                2002              2001
                                            -----------------   ----------------   -----------------  ----------------
Research and development revenue             $    1,689,625      $   2,743,643      $    3,147,477     $   4,298,261
Related party research and development
 revenue                                            637,500            605,000           1,499,376         1,429,747
                                            -----------------   ----------------   -----------------  ----------------
        Total revenue                             2,327,125          3,348,643           4,646,853         5,728,008

Operating expenses:
       Research and development                  14,700,047         16,576,087          27,473,476        32,989,663
       General and administrative                 6,876,893          4,407,984          14,451,198         8,917,730
                                            -----------------   ----------------   -----------------  ----------------
        Total operating expenses                 21,576,940         20,984,071          41,924,674        41,907,393

Interest income                                   1,523,130          1,943,230           3,000,432         4,322,070
Interest expense                                 (3,534,346)        (1,095,673)         (6,789,437)       (2,198,735)
Other income (expense)                               84,996            (44,087)            402,923          (378,561)
                                            -----------------   ----------------   -----------------  ----------------

Net loss                                     $  (21,176,035)     $ (16,831,958)     $  (40,663,903)    $ (34,434,611)
                                            =================   ================   =================  ================
Basic and diluted net loss per common
 share                                       $        (0.74)     $       (0.60)     $        (1.43)    $       (1.23)
                                            ================     ===============   =================  ================
Weighted average number of common shares
 for basic and diluted net loss per
 common share                                    28,519,475         28,026,075          28,463,255        27,970,886
                                            =================  =================   =================  ================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           --------------------------------------
                                                                                 2002                 2001
                                                                                 ----                 ----
Cash flows used for operating activities:
  Net loss.......................................................          $   (40,663,903)      $  (34,434,611)
  Adjustments to reconcile net loss to net cash used in
    Operating activities:
  Loss (gain) on the sale of equipment...........................                    4,109               (2,000)
  Gain on the sale of investments................................                       --              (83,835)
  Depreciation and amortization..................................                2,978,412            2,236,623
  Amortization of debt issuance costs............................                  482,895              132,620
  Amortization of deferred compensation..........................                  287,291              392,775
  Stock based compensation.......................................                  767,086                  --
  Forgiveness of note receivable related to Common Stock.........                  168,750                  --
  Realized foreign exchange (gain) loss, net.....................                  (69,875)             378,561
  Changes in assets and liabilities:
    Accounts receivable..........................................                  106,353              143,329
    Prepaid expenses and other current assets....................                  158,575            1,145,650
    Other assets.................................................                 (792,709)          (3,130,759)
    Accounts payable and accrued expenses........................               (6,340,281)           3,770,881
    Deferred revenue.............................................               (2,800,002)          10,200,000
                                                                          ------------------    -----------------
      Total adjustments..........................................               (5,049,396)          15,183,845
                                                                          ------------------    -----------------
    Net cash used for operating activities.......................              (45,713,299)         (19,250,766)
                                                                          ------------------    -----------------

Cash flows from investing activities:
  Purchases of property and equipment............................               (2,913,576)          (4,209,166)
  Proceeds from the sale of equipment............................                    3,800                2,000
  Purchases of investments.......................................              (66,455,244)          (4,805,272)
  Maturities of investments......................................               58,398,356           27,483,686
                                                                          ------------------    -----------------
    Net cash (used for) provided by investing activities.........              (10,966,664)          18,471,248
                                                                          ------------------    -----------------

Cash flows from financing activities:
  Issuance of Common Stock and warrants, net.....................                1,392,037              947,731
  Repayments of long term debt...................................               (1,250,154)            (577,095)
  Proceeds from long-term debt...................................                  685,182                   --
  Principal payments of capital lease obligations................                 (423,155)            (313,816)
                                                                          ------------------    -----------------
    Net cash provided by financing activities....................                  403,910               56,820
                                                                          ------------------    -----------------

Net decrease in cash and cash equivalents........................              (56,276,053)            (722,698)

Effect of changes in foreign exchange rates on cash balances.....                  (95,346)            (119,270)

Cash and cash equivalents, beginning of period...................              120,322,157           46,940,277
                                                                          ------------------    -----------------

Cash and cash equivalents, end of period.........................          $    63,950,758       $   46,098,309
                                                                          ==================    =================
Supplemental non-cash investing and financing activities:
Issuance of common stock upon conversion of long-term debt.......                       --            2,171,004
Issuance of common stock.........................................          $     2,000,000                   --

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

     NET LOSS PER COMMON SHARE

          Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At June 30, 2002 and 2001 options to purchase 4,152,091 and 3,973,493 shares of common stock, respectively, warrants to purchase 1,478,359, and 1,578,359 shares of common stock, respectively, and convertible debt and notes payable convertible into 4,106,450 and 610,687 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

     RECENT ACCOUNTING PRONOUNCEMENTS

          In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new SFAS, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions". We are currently evaluating the impact of adoption of this statement.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002 and is currently evaluating the impact of adoption of this statement.

C.   RESEARCH AND DEVELOPMENT AGREEMENTS

          In June 2000, Cubist entered into a services agreement with DSM, an affiliated company of DSM Capua, pursuant to which DSM agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with good manufacturing practices, or GMP, standards. Under the terms of the services agreement, Cubist will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for certain costs of approximately $8.2 million to be incurred by DSM Capua in connection with the scale-up and construction of its manufacturing facility. Through June 30, 2002, Cubist has reimbursed $5,995,000 of these costs to DSM Capua. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time.
This obligation has been fully accrued for as of June 30, 2002 and Cubist has incurred expenses of $164,000 and $164,000 in the six months ended June 30, 2002 and 2001, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period.

          On February 3, 1999, Cubist entered into a research and license agreement with Novartis to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis funded a research program for a period of three years. If certain scientific and development milestones are achieved, Novartis will make milestone payments to Cubist. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Cubist recorded revenue of $1,499,000 and $1,377,000 in the six months ended June 30, 2002 and 2001, respectively, for certain research and development revenues and milestone payments in accordance with the agreement. Upon the signing of the research and license agreement, Novartis was issued 797,448 shares of common stock for a total purchase price of $4.0 million in cash. In February 2002, Cubist announced the extension by one year of the collaborative research agreement with Novartis.

D.   STOCKHOLDERS' EQUITY

     NOTES RECEIVABLE FROM RELATED PARTIES

          In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. The aggregate principal amount of this note at December 31, 2001 is $168,750 and is reflected in stockholders' equity as a reduction to paid-in-capital. This note had an annual interest rate of 4% and was to become due on September 25, 2002. The terms of the note provide for the note to be forgiven in three equal annual installments of $168,750, commencing September 2000 contingent upon the Senior Vice President's continued employment. As part of the Senior Vice President's termination of employment on March 15, 2002, the third installment was forgiven and the note was cancelled. In addition, unvested stock options were accelerated, and we recognized an associated expense of $767,000 in the six months ended June 30, 2002.

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

          SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The Company does not have any goodwill at June 30, 2002. We reviewed intangible assets subject to amortization in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and determined that certain patents relating to the Canadian operation should be written-off as these patents had no realizable value due to lack of usefulness. As a result, an associated expense of $202,000 has been included in general and administrative expense for the six months ended June 30, 2002.

          Intangible assets at June 30, 2002 are comprised of patents in the amount of $3,734,498, net of accumulated amortization of $1,133,446 and other intangibles in the amount of $930,874, net of accumulated amortization of $4,456,757. Intangible assets at December 31, 2001 are comprised of patents in the amount of $4,102,445, net of accumulated amortization of $1,006,169 and other intangibles in the amount of $1,530,216, net of accumulated amortization of $3,228,124.

F.   SUBSEQUENT EVENTS

          On July 29, 2002, Cubist announced the achievement of a fourth milestone in the ongoing collaboration with Novartis for the delivery of another validated target and high-throughput screening assay to be used in antiinfective drug discovery and expects to receive a milestone payment of $250,000 in the third quarter of 2002.

          On July 31, 2002, Cubist entered into a license agreement with Biochemie GmbH, for the exclusive worldwide rights to CAB-175, a proprietary compound, for the purpose of developing and commercializing CAB-175. In consideration for such license, Cubist made an upfront license fee payment of $1.5 million upon execution of the license agreement which will be recorded as an expense in the third quarter of 2002 and could pay up to $27.5 million if certain clinical and regulatory milestones are achieved. In addition, Cubist will be required to pay royalties to Biochemie on worldwide sales of any drug developed and commercialized from any products derived from this license.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (i) OUR ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES AND COMMERCIALIZATION, (ii) OUR ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, (iii) OUR ABILITY TO ATTRACT AND/OR MAINTAIN MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS, (iv) OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS BEFORE OUR COMPETITORS, (v) OUR FUTURE CAPITAL REQUIREMENTS AND THE EXPECTED TIME PERIOD DURING WHICH OUR EXISTING FINANCIAL RESOURCES WILL MEET THESE CAPITAL REQUIREMENTS, (vi) OUR EXPECTATIONS REGARDING BUSINESS CONDITIONS GENERALLY AND GROWTH IN THE BIOPHARMACEUTICAL INDUSTRY AND OVERALL ECONOMY, AND (vii) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

OVERVIEW

          Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening bacterial and fungal infections. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $218.7 million through June 30, 2002. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials, and the development of manufacturing, marketing and sales capabilities.

          In June 2000, Cubist entered into a services agreement with DSM, an affiliated company of DSM Capua, pursuant to which DSM agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. Under the terms of the services agreement, Cubist will make a series of scheduled payments to DSM over a five-year period beginning in 2000 in order to reimburse DSM for certain costs of approximately $8.2 million to be incurred by DSM Capua in connection with the scale-up and construction of its manufacturing facility. Through June 30, 2002, Cubist has reimbursed $5,995,000 of these costs to DSM Capua. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist has incurred expenses of $164,000 and $164,000 in the six months ended June 30, 2002 and 2001, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period.

          On January 7, 2001, we and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid us an up-front licensing fee of $10.0 million for Cidecin and $3.0 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $2,800,000 was recognized in the six months ended June 30, 2002 and 2001.

          On April 10, 2001, we achieved the first milestone in our collaboration with Gilead following the successful completion of Study 9901, our pivotal Phase III trial examining the safety and efficacy of Cidecin in the treatment of complicated skin and soft tissue, or cSST, caused by Gram-positive bacteria. On April 23, 2001, Gilead paid us $1.25 million for meeting the primary endpoint of the clinical trial. This milestone was recognized as revenue in the six months ended June 30, 2001.

          While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that in the six months ended June 30, 2002, we incurred costs in an approximate aggregate amount of $1,646,000 in connection with all of our research collaborations which generated approximately $1,499,000 of revenue in the aggregate in the six months ended June 30, 2002; and based on an estimated average full-time equivalent basis, we estimate that in the six months ended June 30, 2001, we incurred costs in an approximate aggregate amount of $1,131,000 in connection with all of our research collaborations which generated approximately $1,377,000 of revenue in the aggregate in the six months ended June 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

          RESEARCH AND DEVELOPMENT REVENUES. Total research and development revenues in the three months ended June 30, 2002 were $1,690,000 compared to $2,744,000 in the three months ended June 30, 2001, a decrease of $1,054,000 or 38.4%. The revenue earned in the three months ended June 30, 2002 consisted of $1,400,000 in license fee revenue from Gilead and $290,000 in funding from SBIR grants. The research and development revenues earned in the three months ended June 30, 2001 consisted of $1,400,000 in license fee revenue from Gilead, $1,250,000 in milestone revenue from Gilead and $94,000 in funding from SBIR grants.

          RELATED PARTY RESEARCH AND DEVELOPMENT REVENUES. Total related party research and development revenues in the three months ended June 30, 2002 were $638,000 compared to $605,000 in the three months ended June 30, 2001, an increase of $33,000 or 5.5%. The related party research and development revenues earned in the three months ended June 30, 2002 consisted of $638,000 in research support funding from the Novartis collaboration. The related party research and development revenues earned in the three months ended June 30, 2001 consisted of $563,000 in research support funding from the Novartis collaboration and $42,000 in research support funding from the Xenova collaboration.

          RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended June 30, 2002 were $14,700,000 compared to $16,576,000 in the three months ended June 30, 2001, a decrease of $1,876,000 or 11.3%. The decrease was largely due to decreased clinical trial costs related to daptomycin development due to the completion of our Phase III trials for the treatment of cSST infections and community-acquired pneumonia.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended June 30, 2002 were $6,877,000 compared to $4,408,000 in the three months ended June 30, 2001, an increase of $2,469,000 or 56.0%. The increase was largely due to increased staffing levels, expanded senior management team, training and consulting totalling $1,451,000 or 58.8% of the increase, and increased pre-marketing costs of $1,018,000 or 41.2% of the increase associated with our anticipated commercial product launch.

          INTEREST INCOME AND EXPENSE. Interest income in the three months ended June 30, 2002 was $1,523,000 compared to $1,943,000 in the three months ended June 30, 2001, a decrease of $420,000 or 21.6%. The decrease in interest income was due primarily to significantly lower interest rates during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Interest expense in the three months ended June 30, 2002 was $3,534,000 as compared to $1,096,000 during the three months ended June 30, 2001, an increase of $2,438,000 or 222.4%. The increase in interest expense was primarily due to increased long-term debt related to the issuance of 5 1/2% convertible subordinated notes.

          OTHER INCOME (EXPENSE). Other income in the three months ended June 30, 2002 was $85,000 compared to other expense of $44,000 in the three months ended June 30, 2001. The increase in other income was primarily due to sublease income of $76,000 and no foreign exchange gain or loss recorded for our Canadian subsidiary due to the closure and relocation of our Vancouver operations to our corporate headquarters in March 2002.

          NET LOSS. The net loss during the three months ended June 30, 2002 was $21,176,000 compared to $16,832,000 during the three months ended June 30, 2001, an increase of $4,344,000 or 25.8%. The increase was primarily due to increased interest expense due to the issuance of 5 1/2% convertible subordinated notes, decreased interest income due to significantly lower interest rates, and reduced milestone revenue from Gilead.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

          RESEARCH AND DEVELOPMENT REVENUES. Total research and development revenues in the six months ended June 30, 2002 were $3,147,000 compared to $4,298,000 in the six months ended June 30, 2001, a decrease of $1,151,000 or
26.8 %. The revenue recognized in the six months ended June 30, 2002 consisted of $2,800,000 in license fee revenue from Gilead and $347,000 in SBIR grants. In the six months ended June 30, 2001, revenues consisted of $2,800,000 in license fee revenue from Gilead, $1,250,000 in milestone revenue from Gilead and $248,000 in funding from SBIR and other grants.

          RELATED PARTY RESEARCH AND DEVELOPMENT REVENUES. Total related party research and development revenues in the six months ended June 30, 2002 were $1,499,000 compared to $1,430,000 in the six months ended June 30, 2001, an increase of $69,000 or 4.8%. The related party research and development revenues earned in the six months ended June 30, 2002 consisted of $1,249,000 in research support funding and $250,000 in milestone payments from the Novartis collaboration. The related party research and development revenues earned in the six months ended June 30, 2001 consisted of $1,125,000 in research support funding and $250,000 in milestone payments from the Novartis collaboration and $55,000 in research support funding from the Xenova collaboration.

          RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the six months ended June 30, 2002 were $27,473,000 compared to $32,990,000 in the six months ended June 30, 2001, a decrease of $5,517,000 or 16.7%.

The decrease was largely due to decreased clinical trial costs related to daptomycin development due to the completion of our Phase III trials for the treatment of cSST infections and community-acquired pneumonia.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the six months ended June 30, 2002 were $14,451,000 compared to $8,918,000 in the six months ended June 30, 2001, an increase of $5,533,000 or 62.0%. The increase was largely due to non-cash stock based compensation expense of $767,000 or 13.9%, costs related to increased staffing levels, expanded senior management team, training and consulting totalling $2,292,000 or 41.4%, and increased pre-marketing costs of $2,474,000 or 44.7% associated with our anticipated commercial product launch.

          INTEREST INCOME AND EXPENSE. Interest income in the six months ended June 30, 2002 was $3,000,000 compared to $4,322,000 in the six months ended June 30, 2001, a decrease of $1,322,000 or 30.6%. The decrease in interest income was due primarily to lower average cash, cash equivalents and investment balances and significantly lower interest rates during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Interest expense in the six months ended June 30, 2002 was $6,789,000 as compared to $2,199,000 during the six months ended June 30, 2001, an increase of $4,590,000 or 208.7%. The increase in interest expense was primarily due to increased long-term debt related to the issuance of 5 1/2% convertible subordinated notes.

          OTHER INCOME (EXPENSE). Other income in the six months ended June 30, 2002 was $403,000 compared to other expense of $379,000 in the six months ended June 30, 2001. The increase in other income was primarily due to sublease income of $318,000 and no foreign exchange gain or loss recorded for our Canadian subsidiary due to the closure and relocation of our Vancouver operations to our corporate headquarters in March 2002.

          NET LOSS. The net loss during the six months ended June 30, 2002 was $40,664,000 compared to $34,435,000 during the six months ended June 30, 2001, an increase of $6,229,000 or 18.1%. The increase was primarily due to increased interest expense due to the issuance of convertible subordinated notes, decreased interest income due to significantly lower interest rates, and reduced milestone revenue from Gilead.


LIQUIDITY AND CAPITAL RESOURCES

          Since inception, we have financed our operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalents and investments balance, excluding restricted cash, at June 30, 2002 was $194,820,000 compared to $243,135,000 at December 31, 2001.

          Net cash used in operating activities was $45.7 million in the first six months of 2002 and $19.3 million in the first six months of 2001. Our loss was $40.7 million for the first six months of 2002 and $34.4 million for the first six months of 2001. For the six months ended June 30, 2002, net cash used in operating activities reflects the net loss adjusted for non-cash items totaling $4.6 million, which consisted primarily of depreciation and amortization expense of $3.0 million and stock based compensation of $0.8 million as well as a decrease in accounts payable and accrued expenses and deferred revenue totaling $9.1 million. For the six months ended June 30, 2001, net cash used in operating activities reflects the net loss adjusted for depreciation and amortization of $2.2 million as well as an increase in other assets, accounts payable and accrued expenses of $6.9 million and an increase in deferred revenue of $10.2 million due to an upfront licensing fee payment received from Gilead.

          Net cash used for and provided by investing activities was $11.0 million and $18.5 million in the first six months of 2002 and 2001, respectively. Net cash used in investing activities in the first six months of 2002 included $8.1 million for purchases of investments, net of proceeds from maturities and $2.9 million for capital expenditures. During the first six months of 2001 cash was provided by the net maturity of investments.

          During the six months ended June 30, 2002 and 2001, we received cash proceeds of approximately $1.4 million and $0.9 million, respectively, from the issuance of common stock upon the exercise of stock options.

          During March 1999, Cubist entered into a term loan agreement with a bank under which Cubist is able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, Cubist increased its term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (4.29% at June 30, 2002). Borrowings under the facility are collateralized by all capital equipment purchased with the funds from this term loan. In September 2001, we increased our term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (4.29% at June 30, 2002). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. This collateral amount is reflected as restricted cash. In April 2002, the term loans were consolidated and are being repaid over a 48-month period. At June 30, 2002, borrowings outstanding totaled $7,541,865. During the six months ended June 30, 2002, Cubist drew down $0.6 million under this facility.

COMMITMENTS AND CONTINGENCIES

          Our major outstanding contractual obligations relate to our convertible notes, our term loans and our facilities leases. Our facilities leases expense in future years will decrease as we have purchased a new corporate headquarters in 2000.

          The aggregate outstanding total of our convertible notes is $204.0 million. These notes consist of $165.0 million of 5 1/2% convertible subordinated notes due 2008, and $39.0 million of 8 1/2% senior convertible notes due 2005. Both the convertible subordinated notes and the senior convertible notes require semi-annual indirect payments through maturity.

THE FOLLOWING SUMMARIZES CUBIST'S CONTRACTUAL OBLIGATIONS AT JUNE 30, 2002 AND THE EFFECT SUCH OBLIGATIONS ARE EXPECTED TO HAVE ON ITS LIQUIDITY AND CASH FLOW IN THE FUTURE PERIODS:


                                       LAST SIX
                                        MONTHS                                                          2008 AND
                                         2002       2003       2004       2005       2006       2007   THEREAFTER
                                       -------    -------    -------    -------    -------    -------   ----------
                  (in millions)

             CONTRACTUAL OBLIGATIONS:

Senior convertible notes ...........   $   1.7    $   3.3    $   3.3    $  42.3    $    --    $    --    $     --
Subordinated convertible notes .....       4.5        9.1        9.1        9.1        9.1        9.1       174.1
Term loan ..........................       1.7        2.3        2.2        2.1         --         --          --
Capital lease obligations ..........       0.1         --         --         --         --         --          --
Operating leases ...................       0.4        0.7        0.5        0.6        0.5        0.6         1.8
                                       --------------------------------------------------------------------------
Total contractual obligations ......   $   8.4    $  15.4    $  15.1    $  54.1    $   9.6    $   9.7    $  175.9
                                       ==========================================================================

             COMMERCIAL COMMITMENTS:

Clinical CRO costs .................   $  11.7    $    --    $    --    $    --    $    --    $    --    $     --
Manufacturing ......................       0.9        1.1        1.1        1.8       0.75       0.75         2.2
Licenses and collaborations ........       4.9        1.5        2.5        3.5         --       5.00        12.0
                                       --------------------------------------------------------------------------
Total commercial commitments .......   $  17.5    $   2.6    $   3.6    $   5.3    $   0.75   $   5.75   $   14.2
                                       ==========================================================================

          On July 31, 2002, Cubist entered into a license agreement with Biochemie GmbH for the purpose of developing and commercializing a certain proprietary compound. The agreement requires Cubist to make future payments upon the achievement of certain milestones, including the completion of clinical trials and the approval of a licensed product by regulatory authorities. The aggregate maximum future milestone payments under the contract are $26.0 million and are expected to be paid over the next 7 years.

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

CRITICAL ACCOUNTING POLICIES

          In our Form 10-K for the year ended December 31, 2001, our most critical accounting policies and estimates upon which our financial statements were derived were identified as those relating to revenue recognition, accrued liabilities, investments, intangible and long-lived assets and income taxes. We reviewed our policies and determined that such policies remain our most critical accounting policies for the quarter and six months ended June 30, 2002. We did not make any changes to such policies during the quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

          In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new SFAS, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions". We are currently evaluating the impact of adoption of this statement.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS146) which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other

Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002 and is currently evaluating the impact of adoption of this statement.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2001 as described in Item 7A of our Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002, and through June 30, 2002.

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

          On January 31, 2002, we issued 62,558 shares of common stock to ACS Dobfar, SpA in connection with a certain manufacturing and supply agreement, dated as of September 30, 2001. The issuance and sale of such shares of common stock was made in reliance on Regulation S of the Securities Act.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 2002 Annual Meeting of Stockholders was held June 13, 2002. The following is a description of the three matters submitted to a vote of the stockholders at such meeting and the results of the voting.

(a) At the meeting two Class III directors were elected to serve on the Company's Board of Directors.

                                                                                Number of Shares
                                                 Number of Shares               Voted Against
                Director Elected                    Voted For                    Or Withheld
                ----------------                    ---------                    -----------
                John K. Clarke                      23,587,530                     255,406
                Scott M. Rocklage                   23,765,652                      77,284

          Dr. Paul Schimmel chose not to stand for re-election as a director. Therefore, although Dr. Schimmel appeared as a nominee in our proxy statement, he did not stand for re-election as a Class III director. The Class III director seat previously held by Dr. Schimmel is currently vacant.

          The following directors' terms of office as directors continued after the meeting: Susan B. Bayh, Barry Bloom, David W. Martin, Jr., Walter Maupay and John Zabriskie.


     (b) The stockholders ratified, adopted and approved the Amended and Restated 2000 Equity Incentive Plan. This proposal received 15,608,104 votes for, 8,203,890 votes against, 30,942 shares abstaining and no broker non-votes.


     (c) The stockholders ratified, adopted and approved the 2002 Directors' Stock Option Plan. This proposal received 20,977,721 votes for, 2,830,509 votes against, 34,706 shares abstaining and no broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      EXHIBITS

                   10.1    Amended and Restated 2000 Equity Incentive Plan

                   10.2    2002 Directors' Stock Option Plan

                   10.3 License Agreement, dated as of July 31, 2002, by and between Cubist Pharmaceuticals, Inc. and Biochemie GmbH

                   99.1 Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   99.2 Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)      REPORTS ON FORM 8-K

                   A current report on Form 8-K was filed by Cubist with the Securities and Exchange Commission on June 14, 2002, with respect to the results of matters submitted to the stockholders for a vote at Cubist's annual meeting held on June 13, 2002.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CUBIST PHARMACEUTICALS, INC.


         August 14, 2002             By: /s/ THOMAS A SHEA
                                         --------------------
                                             Thomas A. Shea,
                                             Chief Financial Officer
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCE AND ACCOUNTING OFFICER)