Form 10-Q
period 2002-09-30
CUBIST PHARMACEUTICALS INC
filed 2002-11-12
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 7, 2002 there were 28,563,321 shares outstanding of Cubist's common stock, $0.001 per value per share.

--------------------------------------------------------------------------------

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

 ITEM                                                                                                   PAGE
NUMBER                                                                                                 NUMBER
------                                                                                                 ------
PART I.      FINANCIAL INFORMATION

   Item 1.   Consolidated Unaudited Financial Statements

                Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001............    3

                Consolidated Statements of Operations for the three months ended September 30,
                2002 and 2001 and  nine months ended September 30, 2002 and  2001.....................    4

                Consolidated Statements of Cash Flows for the nine months ended September 30,
                 2002 and 2001........................................................................    5

                Notes to the Consolidated Unaudited Financial Statements..............................    6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....   10

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................   17

   Item 4.   Controls and Procedures..................................................................   17

PART II.     OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds................................................   18

   Item 6.   Exhibits and Reports on Form 8-K.........................................................   18

                          CUBIST PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     2002                 2001
                                                                                ---------------      --------------
                                  ASSETS
Current assets:
     Cash and cash equivalents..............................................    $    65,072,747      $  120,322,157
     Short-term investments.................................................         82,044,090          68,514,144
     Accounts receivable, prepaid expenses and other current assets.........          1,559,082           1,502,334
                                                                                ---------------      --------------
         Total current assets...............................................        148,675,919         190,338,635
Property and equipment, net.................................................         48,521,085          48,056,157
Intangible assets, net......................................................          4,282,683           5,632,659
Restricted cash.............................................................          4,038,375           3,250,000
Long-term investments.......................................................         23,584,304          54,298,378
Other assets................................................................         13,627,605          13,258,366
                                                                                ---------------      --------------
         Total assets.......................................................    $   242,729,971      $  314,834,195
                                                                                ===============      ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................    $     2,017,437      $    7,336,002
     Accrued clinical trial expenses........................................          2,562,513           6,409,682
     Accrued expenses.......................................................          4,930,010           7,156,775
     Accrued interest.......................................................          3,781,250           2,143,309
     Deferred revenue.......................................................                  -           5,600,000
     Current portion of long-term debt......................................          2,011,161           3,206,760
     Current portion of capital lease obligations...........................              4,045             473,725
                                                                                ---------------      --------------
         Total current liabilities..........................................         15,306,416          32,326,253
Deferred revenue............................................................          2,500,083           4,300,080
Long-term debt, net of current portion......................................        208,525,111         208,707,284
                                                                                ---------------      --------------
         Total liabilities..................................................        226,331,610         245,333,617

Stockholders' equity:
     Preferred stock, non-cumulative; convertible, $.001 par value;
         Authorized 5,000,000 shares; no shares issued and outstanding
         2002 and 2001                                                                      --                   --
     Common stock, $.001 par value; authorized 50,000,000 shares; 28,563,321 and 28,298,566 shares issued and outstanding as of
         September 30, 2002 and December 31, 2001, respectively                          28,563              28,298
Additional paid-in capital..................................................        252,065,719         247,508,469
Accumulated deficit.........................................................       (235,695,921)       (178,036,189)
                                                                                ---------------      --------------
         Total stockholders' equity.........................................         16,398,361          69,500,578
                                                                                ---------------      --------------

              Total liabilities and stockholders' equity....................    $   242,729,971      $  314,834,195
                                                                                ===============      ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                          2002              2001              2002              2001
                                                     --------------    --------------    --------------    --------------
Research and development revenue                     $    4,864,803    $    4,494,263    $    8,012,282    $    8,818,471
Related party research and development revenue              887,500           595,000         2,386,874         1,998,800
                                                     --------------    --------------    --------------    --------------
    Total revenue                                         5,752,303         5,089,263        10,399,156        10,817,271
Operating expenses:
    Research and development                             13,883,690        13,500,489        41,357,166        46,490,152
    General and administrative                            6,381,792         5,426,220        20,522,310        14,343,950
                                                     --------------    --------------    --------------    --------------
    Total operating expenses                             20,265,482        18,926,709        61,879,476        60,834,102

Interest income                                           1,194,272         1,514,046         4,194,704         5,836,116
Interest expense                                         (3,605,851)       (1,038,989)      (10,395,288)       (3,237,724)
Other income (expense)                                      (71,071)         (190,818)           21,172          (569,379)
                                                     --------------    --------------    --------------    --------------

Net loss                                             $  (16,995,829)   $  (13,553,207)   $  (57,659,732)   $  (47,987,818)
                                                     ==============    ==============    ==============    ==============
Basic and diluted net loss per common share          $        (0.60)   $        (0.48)   $        (2.02)   $        (1.71)
                                                     ==============    ==============    ==============    ==============
Weighted  average number of common shares for  basic
and diluted  net  loss  per common share                 28,563,321        28,147,182        28,496,901        28,030,297
                                                     ==============    ==============    ==============    ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                           ---------------       ---------------
Cash flows used for operating activities:
    Net loss.....................................................          $   (57,659,732)      $   (47,987,818)
Adjustments to reconcile net loss to net cash used in
Operating activities:
    Loss (gain) on the sale of equipment.........................                    4,109                (2,000)
    Gain on the sale of investments..............................                       --               (83,835)
    Depreciation and amortization................................                4,323,294             4,202,032
    Amortization of debt issuance costs..........................                  390,649
    Amortization of premium on investments.......................                2,233,219                    --
    Disposal of leasehold improvements...........................                       --               336,933
    Amortization of deferred compensation........................                  410,264
    Stock based compensation.....................................                  767,086                    --
    Forgiveness of note receivable related to Common Stock.......                  168,750                    --
    Realized foreign exchange (gain) loss, net...................                    2,189                    --
Changes in assets and liabilities:
    Accounts receivable..........................................                  101,704               289,006
    Prepaid expenses and other current assets....................                 (141,817)            1,289,814
    Other assets.................................................                 (759,887)           (6,688,254)
    Accounts payable and accrued expenses........................               (7,770,466)            2,619,921
    Deferred revenue.............................................               (7,399,997)            8,799,998
                                                                           ---------------       ---------------
    Total adjustments............................................               (7,670,903)           11,332,994
                                                                           ---------------       ---------------
    Net cash used for operating activities.......................              (65,330,635)          (36,654,824)
                                                                           ---------------       ---------------
Cash flows from investing activities:
    Purchases of property and equipment..........................               (3,439,041)           (9,501,759)
    Proceeds from the sale of equipment..........................                    3,800                 2,000
    Purchases of investments.....................................             (128,005,161)           (9,028,107)
    Maturities of investments....................................              142,956,070            53,890,747
                                                                           ---------------       ---------------
    Net cash provided by investing activities....................               11,515,668            35,362,881
                                                                           ---------------       ---------------
Cash flows from financing activities:
    Issuance of Common Stock and warrants, net...................                1,392,037             2,135,134
    Restricted cash..............................................                 (788,375)             (869,181)
    Repayments of long-term debt ................................               (2,380,670)                   --
    Proceeds from long-term debt.................................                  685,182                    --
    Principal payments of capital lease obligations..............                 (469,730)             (388,660)
                                                                           ---------------       ---------------
    Net cash (used for) provided by financing activities.........               (1,561,556)              877,293
                                                                           ---------------       ---------------

Net decrease in cash and cash equivalents........................              (55,376,523)             (414,650)

Effect of changes in foreign exchange rates on cash balances.....                  127,113              (211,425)

Cash and cash equivalents, beginning of period...................              120,322,157            46,940,277
                                                                           ---------------       ---------------

Cash and cash equivalents, end of period.........................          $    65,072,747       $    46,314,202
                                                                           ===============       ===============
Supplemental non-cash investing and financing activities:
    Issuance of common stock upon conversion of long-term debt                                         2,171,004
    Issuance of common stock to ACS..............................          $     2,000,000                    --

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. is focused on the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening infections. Cubist has established multiple technology licenses and collaborations and has established a network of advisors and collaborators. Cubist is headquartered in Lexington, Massachusetts.

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

   NET LOSS PER COMMON SHARE

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. At September 30, 2002 and 2001, options to purchase 4,997,934 and 3,713,279 shares of common stock, respectively, warrants to purchase 1,478,359, and 1,578,359 shares of common stock, respectively, and convertible debt and notes payable convertible into 4,106,450 and 610,687 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

   RESTRICTED CASH

        Restricted cash is being held in accordance with our term loan agreement and our IHMA license agreement.

   RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" which required companies to classify gains or losses from the extinguishment of debt as extraordinary items, net of tax. As a result of this new SFAS, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement has not had a material impact on the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. It is not anticipated that this pronouncement will have a material impact on the Company's financial statements.

C. RESEARCH AND DEVELOPMENT AGREEMENTS

        In June 2000, Cubist entered into a services agreement with DSM, an affiliated company of DSM Capua, under which DSM agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist also entered into a manufacturing and supply agreement with DSM Capua under which DSM Capua agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with the FDA's requirements for good manufacturing practices, or GMP standards. Under the services agreement, Cubist will make a series of scheduled payments to DSM over a five-year period, beginning in 2000, to reimburse DSM for certain costs of approximately $8,200,000 to be incurred by DSM Capua in connection with the scale-up and construction of its manufacturing facility. Through September 30, 2002, Cubist has reimbursed $5,995,000 of these costs to DSM Capua. These costs are being recorded as other assets and will begin to be amortized upon the completion of the facility and the commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled-up manufacturing process to be used in this facility were completed within specified periods of time. This obligation has been fully accrued as of June 30, 2002 and Cubist has incurred expenses of $164,000 and $246,000 in the nine months ended September 30, 2002 and 2001, respectively. Upon determination by the FDA that the manufacturing facility complies with GMP standards, Cubist will purchase bulk daptomycin drug substance from DSM subject to minimum annual quantity requirements over a five-year period.

        In February 1999, Cubist entered into a research and license agreement with Novartis to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis purchased 797,448 shares of Cubist's common stock for $4 million and agreed to fund a research program for three years. If certain scientific and development milestones were achieved, Novartis agreed to make milestone payments to Cubist. In addition, Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. Cubist recorded revenue of $2,387,000 and $1,938,000 in the nine months ended September 30, 2002 and 2001, respectively, for research and development revenues and milestone payments earned under this agreement. In February 2002, Cubist announced a one year extension of the collaborative research agreement with Novartis. In July 2002, Cubist announced the achievement of a fourth milestone, the delivery of another validated target and high-throughput screening assay to be used in antiinfective drug discovery for which it received payment and recorded revenue of $250,000 in August 2002.

        On July 31, 2002, Cubist entered into a license agreement with Biochemie GmbH, for the exclusive worldwide rights to CAB-175, a proprietary compound, for the purpose of developing and commercializing CAB-175. CAB-175 is a new chemical entity belonging to a sub-class of cephalosporins called azomethines. The CAB-175 compound is an antibiotic. Therefore, the license agreement does not have any applications other than to allow Cubist to develop an antibiotic drug candidate. Cubist made a license fee payment of $1,500,000 upon execution of the agreement, which was recorded as an expense in the third quarter of 2002, and could pay up to an additional $26,000,000 under the agreement if certain clinical and regulatory milestones are achieved. In addition, Cubist will be required to pay royalties to Biochemie on worldwide sales of any drug developed and commercialized from any products derived from CAB-175.

        On November 22, 2000, Cubist and IHMA signed a license agreement to utilize IHMA's expertise and experience in "bridge" oral drug delivery techniques to research, develop and commercialize oral forms of ceftriaxone. In exchange for such license, Cubist paid an undisclosed upfront license fee, which was recorded as research and development expense in 2000, and if certain drug development milestones are achieved, Cubist will pay milestone payments. Cubist has paid IHMA $1,573,000 in milestone payments, a portion of which is held in escrow, subject to certain disbursement events. These escrow payments are classified as restricted cash.

        In January 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead paid Cubist up-front licensing fees of $10,000,000 for Cidecin and

$3,000,000 for an oral formulation of daptomycin, which were recorded to deferred revenue and were being recognized over the life of the development period of 2 years and 5 years, respectively. In September 2002, Cubist and Gilead mutually agreed to terminate their licensing agreement. As a result of the mutual termination, Cubist recognized $2,000,000 in revenue for achieving two milestones and immediately recognized the non-refundable $1,700,000 fee remaining in deferred revenue related to the Cidecin license fee of which $1,250,000 would have been recognized in the fourth quarter of 2002 and reduced to zero the deferred revenue refundable balance of $2,000,000 related to the oral daptomycin license fee. Revenue of $5,400,000 and $4,200,000, relating to the Gilead agreement, was recognized in the nine months ended September 30, 2002 and 2001, respectively.

STOCKHOLDERS' EQUITY

   NOTES RECEIVABLE FROM RELATED PARTIES

        In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. The aggregate principal amount of this note at December 31, 2001 was $168,750 and was reflected in stockholders' equity as a reduction to paid-in-capital. This note had an annual interest rate of 4% and was to become due on September 25, 2002. The terms of the note provided for the note to be forgiven in three equal annual installments of $168,750, commencing September 2000 contingent upon the Senior Vice President's continued employment. As part of the Senior Vice President's termination of employment on March 15, 2002, the third installment was forgiven and the note was cancelled. In addition, the vesting of unvested stock options was accelerated and an associated expense of $767,000 was recognized in the nine months ended September 30, 2002.

   OTHER COMPREHENSIVE INCOME (LOSS)

        Comprehensive loss and net loss for the three months ended September 30, 2002 and the nine months ended September 30, 2002 are the same.

D. INTANGIBLE ASSETS

        In June 2001, FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, collectively referred to as the "Standards." SFAS 141 supersedes APB No. 16, Business Combinations. The provisions of SFAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, a company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The adoption of SFAS 142 did not impact the Company as Cubist did not have any goodwill at January 1, 2002.

        We reviewed intangible assets subject to amortization in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and determined in conjunction with closing the Canadian operations that certain patents relating to Cubist's Canadian operation should be written off as of June 30, 2002, as these patents had no realizable value due to lack of usefulness. As a result, an associated expense of $202,000 has been included in general and administrative expense for the nine months ended September 30, 2002.

        Intangible assets at September 30, 2002 are comprised of patents in the amount of $3,648,049, net of accumulated amortization of $1,216,355, and other intangibles in the amount of $634,634, net of accumulated amortization of $4,752,998. Intangible assets at December 31, 2001, are comprised of patents in the amount of $4,102,445, net of accumulated amortization of $1,006,169 and other intangibles in the amount of $1,530,214, net of accumulated amortization of $3,228,124.

E. ACCRUED CLINICAL TRIAL EXPENSES

Accrued clinical trial expenses are comprised of amounts owed to third party Clinical Research Organizations (CRO) for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO and ensures that the balance is appropriately stated. During the third quarter of 2002, based upon current information received from each CRO, the Company reversed previously recorded accrued clinical trial expense of $1,845,927 by crediting Research and Development expense. Accordingly, the remaining accrued clinical trial expense balance of $2,562,513 at September 30, 2002 represents the Company's best estimate of amounts owed for clinical trial services performed thru September 30, 2002 based on all information available. Such estimates are subject to changes as additional information becomes available.

FORWARD-LOOKING STATEMENTS

        THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IN SOME CASES, THESE STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "COULD," "SHOULD," "WOULD," "EXPECT," "ANTICIPATE," "CONTINUE" OR OTHER SIMILAR WORDS. THESE STATEMENTS DISCUSS FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF RESULTS OF OPERATIONS OR OF FINANCIAL CONDITION, OR STATE TRENDS AND KNOWN UNCERTAINTIES OR OTHER FORWARD-LOOKING INFORMATION. YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN CUBIST'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

FORWARD-LOOKING STATEMENTS INCLUDE INFORMATION CONCERNING POSSIBLE OR ASSUMED FUTURE RESULTS OF OUR OPERATIONS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS
REGARDING:

- OUR ABILITY TO USE OUR RESEARCH AND DEVELOPMENT AND TECHNOLOGY PLATFORMS TO IDENTIFY POTENTIAL PRODUCT CANDIDATES;

-  OUR EXPECTATIONS REGARDING SELECTION OF CLINICAL DEVELOPMENT CANDIDATES;

-  OUR EXPECTATIONS REGARDING CLINICAL TRIALS AND DEVELOPMENT TIME LINES;

- WHETHER WE WILL RECEIVE, AND THE POTENTIAL TIMING OF, REGULATORY APPROVALS OR CLEARANCES TO MARKET POTENTIAL PRODUCTS;

-  THE CONTINUATION OF OUR COLLABORATIONS WITH OUR PARTNERS;

-  OUR ABILITY TO MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE;

- OUR EXPECTATION REGARDING OUR ABILITY TO COMMERCIALIZE PRODUCTS IN THE COMING YEARS;

-  OUR FUTURE CAPITAL REQUIREMENTS AND OUR ABILITY TO FINANCE OUR OPERATIONS;

-  THE TIMING OF NEW PRODUCT LAUNCHES; AND

- OUR EXPECTATIONS REGARDING BUSINESS CONDITIONS GENERALLY AND GROWTH IN THE BIOPHARMACEUTICAL INDUSTRY AND OVERALL ECONOMY.

MANY FACTORS COULD AFFECT OUR ACTUAL FINANCIAL RESULTS, AND COULD CAUSE THESE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

-  UNANTICIPATED INCREASES IN FINANCING AND OPERATING COSTS;

-  GENERAL ECONOMIC OR BUSINESS CONDITIONS BEING LESS FAVORABLE THAN EXPECTED;

- LEGISLATIVE OR REGULATORY CHANGES ADVERSELY AFFECTING CUBIST OR THE BIOPHARMACEUTICAL INDUSTRY GENERALLY;

- OUR INABILITY TO FURTHER IDENTIFY, DEVELOP AND ACHIEVE COMMERCIAL SUCCESS FOR NEW PRODUCTS AND TECHNOLOGIES;

- THE POSSIBILITY OF DELAYS IN THE RESEARCH AND DEVELOPMENT NECESSARY TO SELECT DRUG DEVELOPMENT CANDIDATES AND DELAYS IN CLINICAL TRIALS;

-  THE RISK THAT RESEARCH AND DEVELOPMENT MAY NOT RESULT IN MARKETABLE PRODUCTS;

- THE RISK THAT WE MAY BE UNABLE TO SUCCESSFULLY FINANCE AND SECURE REGULATORY APPROVAL OF AND MARKET OUR DRUG CANDIDATES;

-  OUR DEPENDENCE UPON PHARMACEUTICAL AND BIOTECHNOLOGY COLLABORATIONS;

-  THE LEVELS AND TIMING OF PAYMENTS UNDER OUR COLLABORATIVE AGREEMENTS;

- UNCERTAINTIES ABOUT OUR ABILITY TO OBTAIN NEW CORPORATE COLLABORATIONS AND ACQUIRE NEW TECHNOLOGIES ON SATISFACTORY TERMS, IF AT ALL;

-  OUR ABILITY TO MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE; AND

-  OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since our incorporation on May 1, 1992 and commencement of operations in February 1993, we have been engaged in the research, development and commercialization of novel antimicrobial drugs to combat serious and life-threatening infections. We have a limited history of operations and have experienced significant net losses since inception. We had an accumulated deficit of $235.7 million through September 30, 2002. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase due to expanded research and development efforts, pre-clinical testing and clinical trials, and the development of manufacturing, marketing and sales capabilities.

        In June 2000, we entered into a services agreement with DSM, an affiliated company of DSM Capua, under which DSM agreed to provide supervisory and advisory services to us relating to the equipping of the manufacturing facility at DSM Capua. We also entered into a manufacturing and supply agreement with DSM Capua under which DSM Capua agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. Under the terms of the services agreement, we will make a series of scheduled payments to DSM over a five-year period, beginning in 2000, to reimburse DSM for certain costs of approximately $8,200,000 to be incurred by DSM Capua in connection with the scale-up and construction of its manufacturing facility. Through September
30, 2002, we have reimbursed $5,995,000 of these costs to DSM Capua. These costs are being recorded as other assets and will begin to be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of our technology in the facility by DSM Capua, we agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled-up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. We have incurred expenses of $164,000 and $246,000 in the nine months ended September 30, 2002 and 2001, respectively. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase bulk daptomycin drug substance from DSM subject to minimum annual quantity requirements over a five-year period.

        In January 2001, we and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead paid us up-front licensing fees of $10,000,000 for Cidecin and $3,000,000 for an oral formulation of daptomycin, which were recorded to deferred revenue and were being recognized over the life of the development period of two years and five years, respectively. In September 2002, we and Gilead mutually agreed to terminate their licensing agreement. As a result of the mutual termination, we recognized $2,000,000 in revenue for achieving two milestones and immediately recognized the non-refundable $1,700,000 fee remaining in deferred revenue related to the Cidecin license fee of which $1,250,000 would have been recognized in the fourth quarter of 2002 and reduced to zero the deferred revenue refundable balance of $2,000,000 related to the oral daptomycin license fee. Revenue of $5,400,000 and $4,200,000 was recognized in the nine months ended September 30, 2002 and 2001, respectively, relating to the Gilead agreement.

        In April 2001, we achieved the first milestone in our collaboration with Gilead following the successful completion of Study 9901, our pivotal Phase III trial examining the safety and efficacy of Cidecin in the treatment of complicated skin and soft tissue infection, or cSST, caused by Gram-positive bacteria, and Gilead paid us a $1,250,000 million milestone fee which was recognized as revenue in the nine months ended September 30, 2001.

        On July 31, 2002, we entered into a license agreement with Biochemie GmbH, for the exclusive worldwide rights to CAB-175, a proprietary compound, for the purpose of developing and commercializing CAB-175. CAB-175 is a new chemical entity belonging to a sub-class of cephalosporins called azomethines. The CAB-175 compound is an antibiotic. Therefore, the license agreement does not have any applications other than to allow Cubist to develop an antibiotic drug candidate. We made a license fee payment of $1,500,000 upon execution of the agreement, which was recorded as an expense in the third quarter of 2002, and could pay up to an additional $26,000,000 under the agreement if certain clinical and regulatory milestones are achieved. In addition, we will be required to pay royalties to Biochemie on worldwide sales of any drug developed and commercialized from any products derived from CAB-175.

        On November 22, 2000, we and IHMA signed a license agreement to utilize IHMA's expertise and experience in "bridge" oral drug delivery techniques to research, develop and commercialize oral forms of ceftriaxone. In exchange for such license, we paid an undisclosed upfront license fee, which was recorded as research and development expense in 2000, and if certain drug development milestones are achieved, we will pay milestone payments. We paid IHMA $1,573,000 in milestone payments, a portion of which is held in escrow subject to certain disbursement events. These escrow payments are classified as restricted cash.

        While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that in the nine months ended September 30, 2002, we incurred costs in an approximate aggregate amount of $2,587,000 in connection with all of our research collaborations which generated approximately

$2,387,000 of revenue in the aggregate in the nine months ended September 30, 2002; and based on an estimated average full-time equivalent basis, we estimate that in the nine months ended September 30, 2001, we incurred costs in an approximate aggregate amount of $1,932,000 in connection with all of our research collaborations which generated approximately $1,999,000 of revenue in the aggregate in the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        RESEARCH AND DEVELOPMENT REVENUES. Total research and development revenues in the three months ended September 30, 2002 were $4,865,000 compared to $4,494,000 in the three months ended September 30, 2001, an increase of $371,000 or 8.3%. The revenue earned in the three months ended September 30, 2002, consisted of $2,600,000 in license fee and $2,000,000 in milestone revenue, both from Gilead, and $265,000 in funding from SBIR grants. The research and development revenues earned in the three months ended September 30, 2001 consisted of $1,400,000 in license fee revenue from Gilead, $3,000,000 in milestone revenue from Gilead and $94,000 in funding from SBIR grants.

        RELATED PARTY RESEARCH AND DEVELOPMENT REVENUES. Total related party research and development revenues in the three months ended September 30, 2002, were $888,000 compared to $595,000 in the three months ended September 30, 2001, an increase of $293,000 or 4.9%. The related party research and development revenues earned in the three months ended September 30, 2002, consisted of $638,000 in research support funding and a $250,000 milestone payment from the Novartis collaboration. The related party research and development revenues earned in the three months ended September 30, 2001, consisted of $563,000 in research support funding from the Novartis collaboration and $32,000 in research support funding from the Xenova collaboration.

        RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the three months ended September 30, 2002, were $13,884,000 compared to $13,500,000 in the three months ended September 30, 2001, an increase of $384,000 or 2.8%. The increase was largely due to a license fee payment of $1,500,000 made to Biochemie GmbH for the exclusive worldwide rights to CAB-175, a milestone payment to IHMA of $785,000 offset by a reversal of our previously accrued clinical trial expense of $1,800,000 arising from the difference of the current estimate of amounts owed to clinical research organizations and prior estimates of amounts owed.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the three months ended September 30, 2002, were $6,382,000 compared to $5,426,000 in the three months ended September 30, 2001, an increase of $956,000 or 17.6%. A total of $821,000 or 85.9% of the increase was due to costs of increased staffing, expansion of the senior management team and training and consulting expenses. Increased pre-marketing costs associated with our anticipated commercial product launch were $135,000 or 14.1% of the increase.

        INTEREST INCOME AND EXPENSE. Interest income in the three months ended September 30, 2002, was $1,194,000 compared to $1,514,000 in the three months ended September 30, 2001, a decrease of $320,000 or 21.1%. The decrease in interest income was due primarily to significantly lower interest rates and significantly lower average cash, cash equivalents and investment balances during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Interest expense in the three months ended September 30, 2002 was $3,606,000 as compared to $1,039,000 during the three months ended September 30, 2001, an increase of $2,567,000 or 266.7%. The increase in interest expense was primarily due to the issuance of 5 1/2% convertible subordinated notes during the fourth quarter of 2001 in the amount of $165,000,000.

        OTHER INCOME (EXPENSE). Other expense in the three months ended September 30, 2002 was $71,000, compared to other expense of $191,000 in the three months ended September 30, 2001. The decrease in other expense was primarily due to no foreign exchange loss recorded for the current quarter.

        NET LOSS. The net loss during the three months ended September 30, 2002 was $16,996,000 compared to $13,553,000 during the three months ended September 30, 2001, an increase of $3,443,000 or 25.4%. The increase was primarily due to increased interest expense of $2,567,000 due to the issuance of 5 1/2% convertible subordinated notes in the fourth quarter of 2001 and a license fee payment of $1,500,000 in July 2002 made to Biochemie GmbH for the exclusive worldwide rights to CAB-175.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        RESEARCH AND DEVELOPMENT REVENUES. Total research and development revenues in the nine months ended September 30, 2002, were $8,012,000 compared to $8,818,000 in the nine months ended September 30, 2001, a decrease of $869,000 or 89.8 %. The revenue recognized in the nine months ended September 30, 2002, consisted of $5,400,000 in license fee and $2,000,000 in milestone revenue, both from Gilead and $612,000 in SBIR grants. In the nine months ended September 30, 2001, revenues consisted of $4,200,000 in license fee revenue and $4,250,000 in milestone revenue from Gilead and $368,000 in funding from SBIR and other grants.

        RELATED PARTY RESEARCH AND DEVELOPMENT REVENUES. Total related party research and development revenues in the nine months ended September 30, 2002, were $2,387,000 compared to $1,999,000 in the nine months ended September 30, 2001, an increase of $388,000 or 19.4%. The related party research and development revenues earned in the nine months ended September 30, 2002 consisted of $1,887,000 in research support funding and $500,000 in milestone payments from the Novartis collaboration. The related party research and development revenues earned in the nine months ended September 30, 2001 consisted of $1,938,000 in research support funding and $61,000 in research support funding from the Xenova collaboration.

        RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses in the nine months ended September 30, 2002, were $41,357,000 compared to $46,490,000 in the nine months ended September 30, 2001, a decrease of $5,133,000 or 11.0%. The decrease was largely due to decreased clinical trial costs including a reversal of our accrued clinical trial expense of $1,800,000 arising from the difference of the current estimate of amounts owed to clinical research organizations and prior estimates of amounts owed, partially offset by a license fee payment of $1,500,000 made to Biochemie GmbH for the exclusive worldwide rights to CAB-175.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the nine months ended September 30, 2002, were $20,522,000 compared to $14,344,000 in the nine months ended September 30, 2001, an increase of $6,178,000 or 43.1%. The increase was largely due to non-cash stock-based compensation expense of $767,000, costs related to increased staffing levels, expansion of the senior management team and training and consulting totaling $2,857,000 of the increase, and increased pre-marketing costs of $2,554,000 of the increase associated with our anticipated commercial product launch.

        INTEREST INCOME AND EXPENSE. Interest income in the nine months ended September 30, 2002, was $4,195,000 compared to $5,836,000 in the nine months ended September 30, 2001, a decrease of $1,641,000 or 28.1%. The decrease in interest income was due primarily to lower average cash, cash equivalents and investment balances and significantly lower interest rates during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Interest expense in the nine months ended September 30, 2002 was $10,395,000 as compared to $3,238,000 during the nine months ended September 30, 2001, an increase of $7,157,000 or 221.0%. The increase in interest expense was primarily due to the issuance of 5 1/2% convertible subordinated notes during the fourth quarter of 2001 in the amount of $165,000,000.

        OTHER INCOME (EXPENSE). Other expense in the nine months ended September 30, 2002, was $21,173 compared to other expense of $569,000 in the nine months ended September 30, 2001. The decrease in other expense was primarily due to no foreign exchange gain or loss recorded for the current quarter.

        NET LOSS. The net loss during the nine months ended September 30, 2002, was $57,660,000 compared to $47,988,000 during the nine months ended September 30, 2001, an increase of $9,672,000 or 20.2%. The increase was primarily due to increased interest expense of $7,157,000 due to the issuance of 5 1/2% convertible subordinated notes during the fourth quarter of 2001 in the amount of $165,000,000 and decreased interest income due to significantly lower interest rates and significantly lower cash, cash equivalents and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalents and investments balance, excluding restricted cash, at September 30, 2002 was $170,701,000 compared to $243,135,000 at December 31, 2001.

        Net cash used in operating activities was $67,600,000 in the first nine months of 2002 and $36,700,000 in the first nine months of 2001. Our loss was $57,700,000 for the first nine months of 2002 and $48,000,000 for the first nine months of 2001. For the nine months ended September 30, 2002, net cash used in operating activities reflects the net loss adjusted for non-cash items totaling $9,000,000; which consisted primarily of depreciation and amortization expense of $4,300,000, stock-based compensation of $767,000, a decrease in accounts payable and accrued expenses of 7,800,000, and a decrease in deferred revenue of $7,400,000. The decrease in accounts payable and accrued expenses relates to CRO expenses and an equity contribution of $2,000,000 to ACS which was accrued at December 31, 2001. The decrease in deferred revenue is due to the recognition of revenue of an upfront licensing fee payment received from Gilead. For the nine months ended September 30, 2001, net cash used in operating activities reflects the net loss adjusted for depreciation and amortization of $4,200,000, increases in other assets, accounts payable and accrued expenses totaling $9,300,000 and an increase in deferred revenue of $8,800,000 from an upfront licensing fee payment received from Gilead.

        Net cash provided by investing activities was $13,700,000 and $35,400,000 in the first nine months of 2002 and 2001, respectively. Net cash provided by investing activities in the first nine months of 2002 included $17,200,000 for maturities of investments, net of purchases and $3,400,000 for capital expenditures. During the first nine months of 2001, cash of $44,900,000 was provided by the net maturity of investments and $9,500,000 was used for capital expenditures.

        During the nine months ended September 30, 2002, and 2001, we received cash proceeds of approximately $1,300,000 and $2,100,000, respectively, from the issuance of common stock upon the exercise of stock options.

        During March 1999, we entered into a term loan agreement with a bank under which we may borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased our term loan by $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank's LIBOR rate (4.105% at September 30, 2002).
In September 2001, we increased our term loan by $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum cash collateral amount of $3,250,000. This cash collateral amount is reflected as restricted cash. In April 2002, the term loans were consolidated and are being repaid over a 48-month period. At September 30, 2002, borrowings outstanding totaled $6,536,272. During the nine months ended September 30, 2002, we drew down $685,182 under this facility.

COMMITMENTS AND CONTINGENCIES

        Our major outstanding contractual obligations relate to our convertible notes, our term loans and our facilities leases. Our facilities lease expense in future years will decrease as we purchased a new corporate headquarters in 2000.

        The aggregate outstanding principal of our convertible notes is $204.0 million. These notes consist of $165.0 million of 5 1/2% convertible subordinated notes due 2008, and $39.0 million of 8 1/2% senior convertible notes due 2005. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

        The aggregate outstanding amount of our commercial commitments is $73.4 million. These commitments represent maximum payments based on current operating forecasts. Certain of these commitments could be lessened if changes to our operating forecast occur in the future.

THE FOLLOWING SUMMARIZES CUBIST'S CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF SEPTEMBER 30, 2002 AND THE EFFECT SUCH OBLIGATIONS AND COMMITMENTS ARE EXPECTED TO HAVE ON OUR LIQUIDITY AND CASH FLOW IN THE FUTURE
PERIODS:

                                 LAST THREE                                                                      2008
                                   MONTHS                                                                         AND
                                    2002         2003         2004         2005         2006         2007      THEREAFTER
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
         (In millions)
   CONTRACTUAL OBLIGATIONS:

Senior convertible notes ......  $      0.8   $      3.3   $      3.3   $     42.3   $       --   $       --   $       --
Subordinated convertible notes.         2.3          9.1          9.1          9.1          9.1          9.1        174.1
Term loan .....................         0.6          2.3          2.2          2.1           --           --           --
Operating leases ..............         0.2          0.9          2.0          2.0          2.0          2.0         17.5
                                 ----------------------------------------------------------------------------------------
Total contractual obligations    $      3.9   $     15.6   $     16.6   $     55.5   $     11.1   $     11.1   $    191.6
                                 ========================================================================================

    COMMERCIAL COMMITMENTS:

Clinical CRO costs ............  $      1.6   $     11.1   $      7.3   $       --   $       --   $       --   $       --
Manufacturing .................          --          2.0          1.1          1.8          0.7          0.7          2.2
Licenses and collaborations ...         1.8          4.6          3.4          4.0          1.0          7.8         22.3
                                 ----------------------------------------------------------------------------------------
Total commercial commitments     $      3.4   $     17.7   $     11.8   $      5.8   $      1.7   $      8.5   $     24.5
                                 ========================================================================================

        In July 2002, Cubist entered into a license agreement with Biochemie GmbH to develop and commercialize a certain proprietary compound. The agreement requires Cubist to make future payments upon the achievement of certain milestones, including the completion of clinical trials and the approval of a licensed product by regulatory authorities. The aggregate maximum future milestone payments under the contract are $26.0 million and may be paid, if incurred, over the next 7 years. These payments are reflected in licenses and collaborations above.

        We believe that our existing cash resources, existing capital resources, projected interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements as currently planned through the next 18 months. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.

CRITICAL ACCOUNTING POLICIES

        In our Form 10-K for the year ended December 31, 2001, our most critical accounting policies and estimates upon which our financial statements were derived were identified as those relating to revenue recognition, accrued clinical trial expenses, investments, intangible and long-lived assets and income taxes. We reviewed our policies and determined that such policies remain our most critical accounting policies for the quarter and nine months ended September 30, 2002. We did not make any changes to such policies during the quarter. During this quarter we reduced the balance in our accrued clinical trial expense by approximately $1,800,000 related to expenses from our contract research partner for the management of our cSST and community-acquired pneumonia Phase III trials. During the current quarter it was determined that previously recorded expenses would not be incurred. It is anticipated that the final reconciliation between actual costs for the program and the related accrual will be performed in the fourth quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new SFAS, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement has not had a material impact on the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS146) which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. It is not anticipated that this pronouncement will have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2001 as described in
Item 7A of our Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002, and through September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Commission. Based on their evaluation of Cubist's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Cubist is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

        The Company also maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

        Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On October 26, 2001, we completed the private placement of $125 million of 5 1/2% convertible subordinated notes (less estimated financing costs of $4,055,096). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. In addition, on December 28, 2001, the initial purchasers exercised their option to purchase an additional $40.0 million of 5 1/2% convertible subordinated notes (less estimated financing costs of $827,320). The offering was made through the same initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to our senior indebtedness.

        Proceeds from the Rule 144A offering will be used to advance the clinical trials and commercialization strategy of Cubist's investigational antibiotic Cidecin, our oral ceftriaxone pre-clinical program, our CAB-175 pre-clinical program, our research programs and for working capital and general corporate purposes.

        On January 31, 2002, we issued 62,558 shares of common stock to ACS Dobfar, SpA in connection with a certain manufacturing and supply agreement, dated as of September 30, 2001. The issuance and sale of such shares of common stock was made in reliance on Regulation S of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits have been filed with this report:

           99.1 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)    Reports on Form 8-K

           A current report on Form 8-K was filed by Cubist with the Securities and Exchange Commission on September 9, 2002 with respect to the termination of the licensing agreement with Gilead Sciences.

           A current report on Form 8-K was filed by Cubist with the Securities and Exchange Commission on September 10, 2002 pursuant to Item 9 with respect to release of the transcript of the webcast conference call relating to the termination of the licensing agreement with Gilead Sciences.

           A current report on Form 8-K was filed by Cubist with the Securities and Exchange Commission on September 19, 2002 pursuant to Item 9 with respect to release of the transcript of the conference call hosted by Pacific Growth Equities, Inc.

                                    SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      CUBIST PHARMACEUTICALS, INC.


November 12, 2002                     By: /s/ Thomas A. Shea
                                          --------------------------------
                                            Thomas A. Shea,
                                            Chief Financial Officer
                                            (AUTHORIZED OFFICER AND PRINCIPAL
                                            FINANCE AND ACCOUNTING OFFICER)

                                  CERTIFICATION

I, Scott M. Rocklage, Ph.D., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cubist
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Scott M. Rocklage
-----------------------------------------
Scott M. Rocklage, Ph.D.
Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Thomas A. Shea, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cubist
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Thomas A. Shea
-------------------------------------------
Thomas A. Shea
Vice President, Finance and Administration
and Chief Financial Officer