Form 10-K
period 2002-12-31
CUBIST PHARMACEUTICALS INC
filed 2003-03-28
CIK 912183

Use these links to rapidly review the document
Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Securities Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 28, 2002 was approximately $264,794,266, based on 28,139,667 shares held by such non-affiliates at the closing price of a share of common stock of $9.41 as reported on the Nasdaq National Market on such date. The number of outstanding shares of common stock of Cubist on March 14, 2003 was 29,594,196.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 10, 2003 ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.

Annual Report on Form 10-K

Table of Contents

Item
PART I
1.	Business
2.	Description of Property
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market For Registrant's Common Stock and Related Stockholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
PART IV
14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K Signatures

FORWARD-LOOKING STATEMENTS

        This annual report contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the Section "Risk Factors" below. The forward-looking statements contained herein represent our judgment as of the date of this annual report, and Cubist cautions readers not to place undue reliance on such statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

        Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

  •
  our ability to use our research and development and technology platforms to identify potential product candidates;

  •
  our expectations regarding selection of clinical development candidates;

  •
  our expectations regarding clinical trials and development time lines;

  •
  whether we will receive, and the potential timing of, regulatory approvals or clearances to market potential products;

  •
  the continuation of our collaborations with our partners;

  •
  our ability to manufacture products on a commercial scale;

  •
  our expectation regarding our ability to commercialize products in the coming years;

  •
  our future capital requirements and our ability to finance our operations;

  •
  the timing of new product launches; or

  •
  our expectations regarding business conditions generally and growth in the biopharmaceutical industry and overall economy.

        Many factors could affect our actual financial results, or could cause these actual results to differ materially from those in these forward-looking statements. These factors include, but are not limited to, the following:

  •
  unanticipated increases in financing and operating costs;

  •
  general economic or business conditions being less favorable than expected;

  •
  our history of operating losses and uncertainty of future financial results;

  •
  legislative or regulatory changes adversely affecting Cubist or the biopharmaceutical industry generally;

  •
  our inability to further identify, develop and achieve commercial success for new products and technologies;

  •
  the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials;

  •
  the risk that research and development may not result in marketable products;

  •
  the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates;

  •
  our dependence upon pharmaceutical and biotechnology collaborations;

  •
  competition and risk of technological obsolescence;

  •
  our ability to obtain and defend patents and protect trade secrets;

  •
  the levels and timing of payments under our collaborative agreements;

  •
  uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all;

  •
  our ability to manufacture products on a commercial scale; or

  •
  our ability to protect our proprietary technologies.

        Cubist®, Cidecin®, NatChem™, NatGen™ and VITA™ are our trademarks. This annual report contains trademarks and trade names of other companies.

PART I

ITEM 1. BUSINESS

Corporate Overview

        Cubist Pharmaceuticals, Inc., or Cubist, is a biopharmaceutical company focused on the research, development and commercialization of antiinfective drugs.

        In December 2002, we filed a New Drug Application, or NDA, with the United States Food & Drug Administration, or FDA, for our lead investigational antibiotic Cidecin (daptomycin for injection) for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Gram-positive organisms. Cidecin is the first antibiotic in a new class of drug candidates called lipopeptides and attacks bacteria through a novel mechanism of action. Cidecin has demonstrated the ability in vitro to rapidly kill virtually all clinically significant Gram-positive bacteria, including those resistant to current therapies. In February 2003, the FDA accepted the Cidecin NDA and granted the filing priority review status, indicating that Cidecin, if approved, would represent a therapeutic advance over existing medicines, and established a target date to act on the NDA filing by June 20, 2003.

        In July 2002, we acquired exclusive worldwide rights to develop and commercialize a novel cephalosporin, referred to as CAB-175. CAB-175 is a unique investigational antibiotic in late-stage pre-clinical development that has demonstrated in vitro activity against most clinically relevant Gram-positive and Gram-negative bacteria, including important resistant species such as methicillin-resistant Staphylococcus aureus, or MRSA.

        We are also developing an oral formulation of the antibiotic ceftriaxone, or OCTX, which is currently available only in an intravenous formulation and marketed by Hoffmann-La Roche under the brand name Rocephin. We have developed a capsule version of this formulation and are continuing pre-clinical studies to determine the suitability of this formulation for human clinical development.

        Additionally, we use our natural products and other technologies to identify novel pharmaceutical compounds.

Overview of Infectious Disease and Drug Resistance

        Infectious diseases are caused by pathogens present in the environment, such as bacteria, fungi and viruses, that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body's immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including those of the bloodstream, skin, heart, lung and urinary tract.

        The antiinfective market can be broken down into three main categories: antibacterials (often referred to as antibiotics), antifungals and antivirals. At present, the majority of our research and development efforts are focused on the antibacterial market. According to Frost & Sullivan, the annual worldwide market for antibacterial agents was expected to reach $26 billion during 2002. Additionally, the U.S. market for new generation antibiotics alone was anticipated to reach approximately $10 billion in 2002. With an estimated 4.2% compound annual growth rate, the market is expected to surpass $32 billion by 2007.

        Currently marketed antibacterial drugs have, in many cases, proven highly successful in controlling the morbidity and mortality that accompany serious bacterial infections. These drugs work by binding to specific targets in a bacterial pathogen, thereby inhibiting a function essential to the infecting cell's survival. Many antibiotics were developed and introduced into the market during the 1970s and 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems, and proved to be efficacious in treating most bacterial infections. We believe this efficacy prompted pharmaceutical companies to shift their resources to other areas of drug discovery and development. As a result, only one new antibiotic from a new chemical class has been introduced in the past 30 years.

        The Centers for Disease Control, or CDC, continues to report on new strains of bacteria that are resistant to one or more currently marketed agents. The increasing prevalence of drug-resistant bacterial pathogens has led to significantly increased mortality rates, prolonged hospitalizations, and increased healthcare costs. In addition, the proportion of hospital patients that have compromised immune systems has risen sharply in recent years. This trend is the result of, among other things, the rising incidence of cancer and the associated use of chemotherapy, the general aging of the patient population and the increased use of complex surgical procedures such as organ transplants. Hospital patients with compromised immune systems are more susceptible to serious and life-threatening infections.

        Certain pathogens have developed resistance to currently available drugs. Examples of such resistant pathogens include:

  •
  MRSA (methicillin-resistant Staphylococcus aureus) is a common bacterial pathogen that causes serious and life-threatening infections and routinely acquires characteristics of drug resistance, virulence and toxicity. MRSA strains can cause severe tissue damage to existing wounds and can cause bacteremia, both of which have a high mortality rate. While found mostly in hospital and long-term care settings, the incidence of community-acquired MRSA infections is rising.

  •
  GISA or VISA (glycopeptide- or vancomycin-intermediately susceptible Staphylococcus aureus): The first reports of Staphylococcus aureus infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in a wide geographical area throughout

    Japan and North America and have recently emerged in Europe, causing one reported death in 2002.

  •
  VRSA (vancomycin-resistant Staphylococcus aureus): During 2002, the first two isolates of fully vancomycin-resistant Staphylococcus aureus were discovered in the United States. Unexpectedly, rather than evolving from a VISA strain, these VRSA emerged from MRSA strains that had acquired the vancomycin-resistance gene from VRE.

  •
  VRE (vancomycin-resistant Enterococci): The emergence of VRE strains in the 1990s has led to infections for which only very limited commercially available therapy exists.

Shortcomings of Current Antibacterial Therapies

        Current antibacterial therapies do not provide adequate treatment for some serious and life-threatening infections for the following reasons:

  •
  Some existing antibiotics do not kill the pathogens that cause the infection but merely inhibit their growth (called bacteriostatic agents) thereby relying on the immune system to destroy the pathogen. Bacteriostatic drugs are less effective in treating meningitis, endocarditis and in immunocompromised patients than antibiotics that kill the pathogens (called bactericidal agents) because patients with weakened immune systems cannot rid their bodies of the pathogens.

  •
  Many antibiotics are effective against some serious infections but not others. This may be because the antibiotic is not active against a particular type of pathogen or because a strain of this pathogen has developed resistance to the drug. Many serious infections occur in hospitalized patients whose immune systems are compromised. These infections are complicated and may be caused by more than one kind of pathogen. In addition, since these infections are often life threatening, physicians treating these patients cannot always wait for the test results necessary to identify the exact nature of the pathogen or pathogens causing the infection.

  •
  Some pathogens have become resistant to almost all antibiotics and there are few agents available that can effectively treat the infections caused by these drug-resistant pathogens. Vancomycin is the current treatment of choice for patients who have serious infections that have failed to respond to all other antibiotics. However, several strains of enterococci and staphylococci have developed resistance to vancomycin. Currently, there are limited commercially available therapeutic alternatives to treat these strains of VRE and VRSA.

  •
  Many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer. Most of these drugs must be administered multiple times daily in order to be effective, are not well tolerated by patients or require lengthy infusion times when administered. Moreover, intravenous administration of some of these drugs does not occur through the veins in the arm but through catheters in the central venous system. The difficulty or inconvenience of administration of these drugs makes them less attractive choices for home therapy or for other therapy outside of the hospital. Existing antibiotics may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, suppression of the bone marrow, inflammation and swelling at the site of injection, and headaches. Some of these side effects may be significant enough to require that therapy be discontinued.

Our Business Strategy

        Our objective is to be a worldwide leader in the research, development and commercialization of new antiinfective agents. The principal elements of our strategy to achieve this objective include the following:

Develop and Commercialize Cidecin

        We are developing Cidecin to treat serious bacterial infections, including those caused by drug-resistant pathogens. In December 2002, we filed an NDA with the FDA seeking U.S. marketing approval of Cidecin. In February 2003, the FDA accepted the NDA filing and granted it priority review status, establishing an FDA action date of June 20, 2003. We have the exclusive right to develop, manufacture and market Cidecin worldwide and are evaluating strategies for its worldwide commercialization.

Develop Existing Pre-Clinical Candidates

        We have two drug candidates in pre-clinical development: an intravenous cephalosporin antibiotic called CAB-175 and an oral cephalosporin we call OCTX. If pre-clinical studies for CAB-175 and OCTX continue successfully, we expect to be in a position to file Investigational New Drug applications, or INDs, with the FDA in mid-2003 and late-2003, respectively, to begin clinical development.

License New Drugs and New Drug Candidates

        Our internal expertise allows us to recognize viable licensing opportunities and to possibly save time and money in successfully developing antiinfectives by capitalizing on research initially conducted and funded by others. We intend to continue to review and acquire compounds with promising characteristics as antiinfective drug candidates.

Discover and Develop New Antiinfective Drugs

        We focus our research and drug discovery activities on identifying new classes of antiinfective drugs and on developing one or more antiinfective drugs from each of these new classes. We believe that novel drugs from new chemical classes will be effective against drug-resistant pathogens because these pathogens have not had an opportunity to develop resistance specific to these drugs. We have a research and development effort underway focused on a new class of drug candidates called lipopeptides. Daptomycin is a member of the lipopeptide class and, as a result of our work with daptomycin, we have developed expertise in the chemistry and biology of lipopeptides. Our proprietary lipopeptide program is focused on identifying new lipopeptide compounds for the treatment of a broad spectrum of bacterial infections.

Utilize our Natural Products Technologies to Discover Novel Drugs

        We utilize our natural products technologies in our internal research programs to identify novel pharmaceutical compounds.

Development Pipeline

Cidecin (daptomycin for injection)

        In 1997, we licensed worldwide rights to daptomycin from Eli Lilly & Company. Daptomycin is the first antibiotic in a new class of antimicrobial drug candidates called lipopeptides. In its intravenous form, branded as Cidecin, daptomycin has become our lead product candidate.

        Under laboratory conditions, Cidecin exhibits rapid bactericidal activity against virtually all clinically significant Gram-positive bacteria, including drug-resistant bacteria such as MRSA, VISA/GISA, VRSA and VRE. Gram-positive bacteria, such as Staphylococcus, Streptococcusand Enterococcus, can cause a variety of serious infections that are a major cause of morbidity and mortality worldwide. Gram-positive bacteria can be differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a singular cellular membrane and a thick cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site.

        In December 2002, Cubist filed an NDA with the FDA for Cidecin for the treatment of complicated skin and skin structure infections caused by Gram-positive organisms. In February 2003, the FDA accepted the Cidecin NDA and granted the filing priority review status, indicating that Cidecin, if approved, would represent a therapeutic advance over existing medicines. By granting priority review status to Cidecin, the FDA has established a target date to act on the NDA filing by June 20, 2003. An additional Phase 3 study is underway to investigate Cidecin's safety and efficacy in the treatment of infective endocarditis/bacteremia caused by Staphylococcus aureus, as is a Compassionate Use Protocol to treat patients resistant, refractory, intolerant, or contraindicated to receive currently available therapies.

  Potential Cidecin Advantages

        We believe that Cidecin, if approved, could provide the following benefits:

  •
  Active Against Gram-Positive Bacteria

        Cidecin has demonstrated activity in vitro against virtually all clinically significant Gram-positive bacteria, including MRSA, GISA/VISA, VRSA and VRE. We believe that Cidecin's broad spectrum of in vitro activity could give it a clinical therapeutic advantage in treating serious infections because, if approved, Cidecin could be used to treat these infections regardless of which Gram-positive bacterium is causing the infection.

  •
  Rapidly Kills Bacteria (Bactericidal)

        Cidecin rapidly kills virtually all clinically significant Gram-positive bacteria in vitro. We believe this rapid bactericidal activity could give Cidecin a clinical therapeutic advantage in treating serious infections, if approved, particularly in patients that have compromised immune systems, as compared to other drugs that do not kill the bacteria but rather inhibit their growth and rely on the immune system to destroy the bacteria. In addition, data from the first of the two Phase 3 Cidecin cSSSI trials demonstrated that clinically successful patients receiving Cidecin required fewer days of intravenous therapy than patients receiving the comparator agents and that patients' temperatures returned to normal one day faster than patients receiving comparator.

  •
  Effective Against Drug-Resistant Bacteria

        Studies have shown that Cidecin has activity in vitro against drug-resistant bacteria, including MRSA, GISA/VISA, VRSA and VRE. Vancomycin, a glycopeptide, has become the treatment of choice for patients who have serious Gram-positive infections that have failed to respond to all other drugs. Recently, however, several strains of enterococci have developed resistance to vancomycin and strains of Staphylococcus aureus have become both intermediately susceptible and fully resistant to vancomycin. Currently, there are limited therapeutic alternatives to treat infections caused by MRSA, GISA/VISA, VRSA and VRE. We believe that Cidecin could become the therapy of choice to treat infections caused by drug-resistant Gram-positive bacteria, if approved by the FDA.

  •
  Ease of Administration

        In completed and ongoing clinical trials, Cidecin is administered in a single daily dose, intravenously, over approximately 30 minutes. If approved for marketing, Cidecin should have an advantage over several other antibiotics that require administration in multiple doses each day, that take longer than 30 minutes to administer or that are administered through a central venous catheter located in parts of the body other than the arm.

  Cidecin Clinical Data

        On the basis of daptomycin's in vitro activity against clinically significant bacteria, its bacteria-killing mode of action and its promising profile in Phase 1 and Phase 2 trials conducted by Eli Lilly, we began clinical evaluation of intravenous daptomycin. We filed an IND with the FDA in December 1998, and we began Phase 2 and Phase 3 trials in order to evaluate the safety and efficacy of intravenous daptomycin in patients with cSSSI and in patients with bacteremia in February 1999. In early 2000, we branded our intravenous formulation of daptomycin, Cidecin.

        To date, we have completed two pivotal Phase 3 trials for the treatment of cSSSIs caused by Gram-positive bacteria and two Phase 3 trials for the treatment of hospitalized community-acquired pneumonia, or CAP. In both of the cSSSI trials, Cidecin achieved the FDA-required primary endpoint of statistical equivalence to the comparator agents, which are currently considered optimal antibiotic standards of care for cSSSI. In 2002, we announced that the primary endpoint of demonstrating non-inferiority to an active comparator agent was not achieved in the Phase 3 trials investigating the safety and efficacy of Cidecin in the treatment of CAP requiring hospitalization. In all of these Phase 3 trials, Cidecin's safety profile was similar to that of the comparator agents. In a Phase 2 study investigating the safety and efficacy of Cidecin in the treatment of complicated urinary tract infection, or cUTI, caused by Gram-positive bacteria, there were no differences between the microbiologic and clinical cure rates for Cidecin versus the comparator agent across all patient populations and there were no meaningful differences in the adverse event profiles of the two agents in this study.

  Cidecin Safety Profile

        In our clinical trials to date, observed side effects in patients treated with Cidecin have been comparable to those observed in patients treated with standard therapies.

CAB-175

        In July 2002, we acquired rights to CAB-175 from Biochemie GmbH. CAB-175 is a unique investigational cephalosporin antibiotic in late-stage pre-clinical development that has demonstrated in vitro activity against most clinically relevant Gram-positive and Gram-negative bacteria, including important resistant species.

        CAB-175 is a new chemical entity belonging to a sub-class of cephalosporins called azomethines. Although cephalosporins represent roughly one-third of the estimated $26 billion global market for antibiotics, limitations to their use now exist due to the continued emergence of bacterial resistance. For example, currently marketed cephalosporins are not effective against MRSA strains, which are estimated to be the cause of approximately 35% of Staphylococcus aureus infections in the U.S. and up to 42% and 70% of similar infections in parts of Europe and Asia, respectively. CAB-175 has demonstrated in vitro activity against MRSA, and is also active against most other important Gram-positive bacteria, including susceptible and certain multi-drug resistant Pneumococci, Streptococci and Enterococci and virtually all clinically relevant Gram-negative bacteria, including many (Greek beta) -lactamase-producing strains.

        Preliminary pre-clinical animal studies indicate that CAB-175 could have a similar safety profile to ceftriaxone, a drug that has been successfully and safely prescribed for over 15 years in both adults and children. The compound is water soluble, with pharmacokinetics in non-human primates suggesting twice-daily parenteral dosing. We will initially be investigating CAB-175 in an intravenous formulation, but may also perform feasibility studies on potential intramuscular and oral dosage formulations. In in vitro studies, CAB-175 has thus far demonstrated a low potential for the development of bacterial resistance.

        If successfully developed, CAB-175 could target hospitalized patient populations suffering from lower and upper respiratory infections, urinary tract infections, intra-abdominal infections, skin and skin structure infections and febrile neutropenia. It is estimated that these indications represent in excess of 15 million treated patients each year on a global basis. We believe CAB-175 complements Cidecin well, as commercialization efforts for CAB-175 and Cidecin would target a similar physician audience, should they both ultimately gain regulatory approval.

        If pre-clinical studies of CAB-175 continue successfully, we anticipate filing a U.S. IND to begin human clinical development in mid-2003.

Oral Ceftriaxone

        We have obtained exclusive worldwide licenses from International Health Management Associates, or IHMA, and the University of Utah to use their oral delivery technology to research, develop, and commercialize certain oral formulations of ceftriaxone, a third-generation cephalosporin antibiotic that has activity against both Gram-positive and Gram-negative bacterial infections. Ceftriaxone is currently only marketed in an intravenous formulation. This formulation is currently the largest-selling intravenous antibiotic worldwide, marketed by Hoffmann-LaRoche as Rocephin, and had sales of over $1.0 billion in 2001.

        Gram-positive and Gram-negative bacteria are responsible for the majority of community-based infections, which include upper and lower respiratory tract infections (including otitis media, sinusitis, bronchitis and community-acquired pneumonia), urinary tract infections and skin and soft tissue infections. It is estimated that these infections result in nearly 80 million treated patients annually in the U.S.

        To date, ceftriaxone has been primarily used to treat hospital in-patients. If successfully developed, we believe that an oral formulation could greatly expand the utility and revenue potential of ceftriaxone through community-based prescribing. In addition, we believe oral ceftriaxone could also be used for the continuation of antibiotic therapy by converting intravenous therapy to oral therapy, known as step-down therapy. Step-down therapy provides multiple benefits, including convenience and cost savings, potential earlier hospital discharge, the reduction of associated healthcare costs and increased physician confidence in an optimal therapeutic outcome given that a discharged patient is receiving the same therapy that was taken intravenously in the hospital setting.

        In January 2002, we announced successful results from a human clinical research study in the UK, examining the bioavailability of ceftriaxone in a variety of oral formulations. In these studies, we achieved our goal, demonstrating clinically relevant blood levels of ceftriaxone delivered intraduodenally, or directly to the small intestine, in human volunteers. Based on these studies, we have continued development of OCTX and have developed a capsule formulation that demonstrates good bioavailability of the compound in animal models.

        If pre-clinical studies of OCTX continue successfully and on a timely basis, it is our goal to file a U.S. IND in late 2003 to begin human clinical development.

Oral Daptomycin

        We are not currently performing active research on any oral formulations of daptomycin.

Our Drug Discovery Programs and Technologies

        Our drug discovery technologies are an integral part of our mission to accelerate the discovery of novel antiinfectives. Through experience and acquisition, we have amassed a comprehensive portfolio of proprietary methods for discovering novel pharmaceuticals. We focus on the use of biodiversity as a means of natural product drug discovery, while also using traditional chemical discovery and development techniques.

Our Lipopeptide Program

        Cidecin is the first member of a new class of chemical molecules called lipopeptides. Within traditional classes of antibiotics, such as penicillins and cephalosporins, multiple agents have been developed. We believe there may be additional clinically useful lipopeptides with the potential for commercialization. To discover these compounds, we are engaged in a comprehensive drug discovery and development program designed to capitalize on our knowledge of the chemistry and biology of lipopeptides that we have acquired through our development work with Cidecin. Based on the results of this program, we have filed multiple patent applications on several different series of novel analogs and are currently screening these analogs to enable the selection of investigational pre-clinical candidates.

Our Proprietary Natural Products Drug Discovery Technologies

        We own multiple proprietary assets and technologies in the area of natural products that are being applied to discover novel antiinfective agents and will attempt to eliminate the bottlenecks that currently exist in the natural products drug discovery process. This portfolio includes assets such as NatChem and proprietary natural products technologies including macrodroplet screening, NatGen and Directed Biosynthesis.

  NatChem

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

  Macrodroplet Screening

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

  NatGen.

        The NatGen proprietary technologies are comprised of advanced genetics tools that enable the cloning of large fragments of DNA that encode entire metabolic pathways and the heterologous expression of encoded novel secondary metabolites in the surrogate host organism. Using these technologies, new members of biosynthetic pathways can be rapidly isolated and identified. In addition, these tools facilitate the directed biosynthesis of novel secondary metabolites, which may have useful pharmaceutical properties.

  Directed Biosynthesis.

        Directed biosynthesis is employed to genetically modify a metabolic pathway such that novel natural product analogs are produced. For example, the non-ribosomal peptide synthetase responsible for the biosynthesis of daptomycin is composed of four enzymatic subunits. Novel analogs of daptomycin with differences in the amino acid core of this lipopeptide have been synthesized by genetically producing hybrid non-ribosomal peptide synthetases composed of subunits from the daptomycin synthetase and complementary subunits from other non-ribosomal peptide synthetases. Using directed biosynthesis, the metabolic pathway for a specific natural product is genetically modified to produce novel natural product analogs. This directed evolution of metabolic pathways also produces new chemical classes of compounds not found in nature.

The 10M Challenge

        A major application of our natural products technologies focuses on our "10M Challenge." This program challenges our scientists to screen through 10 million unique microbes during 2003. Using proprietary screening technologies, we aim to accelerate the discovery of new antibiotics isolated from approximately 25,000 soil samples collected by our employees throughout 2002. Our researchers are currently able to screen through more than 250,000 microbes per week.

Other Research Programs

        We are no longer using our LEAPS (Lead Evolution for Antiinfectives using Pharmacophores and Scaffolds) technology and are no longer pursuing our target-based drug discovery programs.

Our Research and Development Agreements

        We seek to enter into drug discovery and development agreements to research and, develop novel antiinfective agents. In addition to providing us with funding, collaborations give us access to libraries of diverse compounds and to the research development, capabilities of the partners.

        From February 1999 until February 2003, we were engaged in a research and license collaboration with Novartis Pharma AG, or Novartis, to validate and develop assays for antiinfective targets and to identify new antiinfective agents. During the collaboration, we successfully delivered to Novartis four novel, validated antiinfective drug targets and high-throughput screening assays. Novartis will optimize, clinically develop and commercialize any compounds that result from their ongoing screening efforts and would make payments to us upon the achievement of clinical milestones or sales.

        To expand our access to novel small molecule libraries and other technologies for drug discovery, we have formed and are currently engaged in alliances with biotechnology companies including Albany Molecular Research Inc., Asinex, Cetek Corporation and Synthematix, Inc.

        In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD has agreed to provide various clinical research services for our endocarditis/bacteremia Phase 3 Cidecin clinical trial.

        Details on Cubist's research and development expenditures can be found in Item 6 titled "Selected Financial Data."

Patents and Proprietary Technology

        We seek to protect our cloned targets, expressed proteins, assays, organic synthetic processes, novel compounds, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications.

        To date, we own or co-own 33 issued U.S. patents, 24 pending U.S. patent applications, 12 issued foreign patents and numerous pending foreign patent applications. We have licenses to research, develop and commercialize an oral formulation of ceftriaxone from International Health Management Associates, or IHMA, and the University of Utah under an issued U.S. patent related to oral formulations of ceftriaxone, and together with the University of Utah and IHMA, we co-own pending U.S. and foreign patent application equivalents related to oral formulations and specific oral dosage forms of antibiotics. We have also licensed exclusive worldwide rights to a novel cephalosporin known as CAB-175 from Biochemie GmbH, a unit of Novartis Generic business sector. Additionally, we have exclusively licensed rights from Eli Lilly under U.S. patents and foreign patents related to the composition, manufacture, and use of daptomycin. Eli Lilly has also agreed to assign to us other U.S. patents and foreign patents related to the composition, manufacture and use of daptomycin. The primary composition of matter patent covering daptomycin in the U.S. has expired. However, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and use of daptomycin and other lipopeptides. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Sales and Marketing

        We have the exclusive worldwide rights to commercialize daptomycin and any analogs of daptomycin to which we have intellectual property rights.

        In North America, it is our plan to commercialize Cidecin through a Cubist sales force, if we receive regulatory approval from the FDA. We are currently in the process of building a commercial infrastructure and expect to launch Cidecin with an initial sales force of approximately 50-75 representatives. As part of our commercialization strategy in the U.S., we have established a medical science liaison team of 11 representatives to provide medical education services to infectious disease specialists and other opinion leaders. Should Cidecin gain FDA approval, this team will form the basis for the larger medical education team. Until such time, the team is leveraging its current relationships with infectious-disease thought leaders to aid in the recruitment and education of clinical trial physicians involved in the development of Cidecin. The group also plays an important role in determining the strategic direction of Cubist by identifying antibiotic resistance and trends, initiating medical affairs efforts, providing input on Phase 3/Phase 4 clinical studies, guiding the advancement of early-stage clinical candidates, and profiling the formulary committees and physician staffs at the medical centers on which we would focus our initial marketing efforts.

        In September 2002, Cubist and Gilead Sciences jointly announced the termination of the licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead paid us up-front licensing fees of $13.0 million, and subsequently paid us $7.5 million for the achievement of certain clinical milestones.

        In October 2002, we entered into a commercialization agreement with Medison Pharma, Ltd. (Israel) for the regulatory filing and marketing of Cidecin in Israel and Palestine. In these territories, Medison has existing capabilities in sales, marketing, medical education, pharmaceutical operations and clinical trial management.

        We are currently investigating additional commercialization strategies for Cidecin, exclusive of Israel and Palestine.

        As a result of our agreement with Biochemie, we have exclusive worldwide rights to commercialize CAB-175, an investigational cephalosporin antibiotic. This compound is undergoing pre-clinical evaluation, and therefore, we have not yet formulated a commercialization strategy.

        As a result of our agreements with IHMA and the University of Utah, we have exclusive worldwide rights to use their oral delivery technology to commercialize certain oral formulations of ceftriaxone. Our formulations of oral ceftriaxone are in pre-clinical research, and therefore, we have not yet formulated a commercialization strategy.

Manufacturing and Distribution

        In June 2000, we entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices, or GMP, standards. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase bulk daptomycin drug substance from DSM subject to a minimal annual quantity requirements over a five-year period, provided that we obtain FDA approval for the commercialization of Cidecin.

        In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of daptomycin and to sell bulk daptomycin exclusively to us for commercial purposes. Under the terms of this agreement, which was amended in February 2003, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase bulk daptomycin drug substance from ACS subject to minimal annual quantity requirements over a seven-year period, provided that we obtain FDA approval for the commercialization of Cidecin. We also currently engage ACS to manufacture bulk clinical grade daptomycin drug substance for our clinical trials.

        In April 2000, we entered into an agreement with Abbott Laboratories. Under this agreement, Abbott will supply our finished, vialed formulation of daptomycin, provided that we obtain FDA approval for the commercialization of Cidecin.

        We are engaged in active negotiations with potential packaging and distribution partners for Cidecin.

Competition

        The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational pharmaceutical and biotechnology companies, are actively engaged in activities similar to ours. Many of these companies may employ greater financial and other resources, including more extensive research, development, marketing and manufacturing organizations than us or our collaborative partners. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working.

        If approved by the FDA, Cidecin will face competition primarily from vancomycin, a widely used intravenous antibiotic for serious infections. Although we believe that Cidecin would be used as a vancomycin replacement, we cannot be sure how the medical community will choose to use Cidecin. In addition, there are other intravenous antibiotics on the market and under development that could compete with Cidecin.

        We also expect to encounter significant competition with respect to the drugs that we and our collaborative partners may develop in the future.

Government Regulation

Overview

        The development, manufacture and marketing of drugs, including antibiotics, developed by us or our collaborative partners are subject to regulation by numerous governmental agencies in the U.S., principally the FDA, by state and local governments, and in some instances by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, or FDC Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical trials, safety, effectiveness, manufacture, labeling, storage, record keeping, distribution, and promotion of drugs in the U.S. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and is uncertain.

FDA Process

        Before testing of any compounds with potential therapeutic value in human subjects may begin in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

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

        Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

        Phase 2 clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

        Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. The Phase 3 clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen. All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

        All data obtained from a comprehensive development program including research and product development, manufacturing, pre clinical and clinical trials and related information are submitted in an NDA to the FDA and the corresponding agencies in other countries for review and approval. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug or antibiotic, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the FDC Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any of our proposed products would likely be subject to demanding and time-consuming registration approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures.

        In some cases, the FDA review of drug development program may proceed under the "fast track" guidelines. Fast Track is designed to facilitate the development and expedite the review of new drugs to that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. An NDA may proceed under "priority review" and/or accelerated approval. Priority review for an NDA is granted if the drug provides a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease; eligibility is not limited to drugs for a serious or life-threatening disease. The accelerated approval provisions are largely codified in FDA's accelerated approval regulations. While the statutory provisions expand upon the regulations, the FDA continues to rely on its regulations to implement the statutory provision. The accelerated approval regulations apply to products used in the treatment of serious or life-threatening illnesses that appear to provide meaningful therapeutic benefits over existing treatments. These regulations permit approval of such products before clinical research is completed based on the product's effect on a clinical endpoint or surrogate endpoint. When a product is approved under the accelerated approval regulations, the sponsor may be required to conduct additional adequate and well controlled studies to verify that the effect the surrogate endpoint correlates with improved clinical outcome or to otherwise verify the clinical benefit. In the event such post-marketing studies do not verify the drug's anticipated clinical benefit, or if there is other evidence that the drug product is not shown to be safe and effective, expedited withdrawal procedures permit the FDA, after a hearing, to remove a product from the market. Significant uncertainty exists as to the extent to which these accelerated approval regulations will result in accelerated review and approval. The FDA retains considerable discretion to determine eligibility for accelerated review and approval.

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

        The development, manufacture and marketing of drugs, including antibiotics, developed by us or our collaborative partners are subject to regulation by numerous governmental agencies in the U.S.

Our Employees

        As of March 14, 2003, we had 204 full-time employees, 96 of whom were engaged in research and development and 108 of whom were engaged in management, marketing, sales, manufacturing, quality assurance/quality control, administration and finance. Advanced degrees are held by 72 of our employees. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and we consider our employee relations to be good.

Our Executive Officers and Directors

        Our executive officers and directors and their ages as of March 14, 2003 are as follows:

Scott M. Rocklage, Ph.D.	48	Chairman of Board of Directors & Chief Executive Officer
Michael W. Bonney	44	President & Chief Operating Officer
Francis P. Tally, M.D.	62	Executive Vice President, Scientific Affairs & Chief Scientific Officer
Barry I. Eisenstein, M.D.	55	Executive Vice President, Research & Development
Oliver S. Fetzer, Ph.D., MBA	38	Senior Vice President, Corporate Development & Chief Business Officer
David W.J. McGirr, MBA	48	Senior Vice President & Chief Financial Officer
Christopher D.T. Guiffre, J.D., MBA	34	Vice President, General Counsel & Secretary
Susan B. Bayh, JD (3)*	43	Director
Barry M. Bloom, Ph.D. (1)(3)	74	Director
John K. Clarke, MBA (1)*	49	Director
David W. Martin, Jr., M.D. (2)*	62	Director
Walter R. Maupay, MBA (2) (3)	64	Director
John L. Zabriskie, Ph.D. (1) (2)	63	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Corporate Governance Committee

*
Chairman of Committee

        In February 2003, Cubist announced that Michael W. Bonney will succeed Scott M. Rocklage, Ph.D., as Cubist's Chief Executive Officer at Cubist's Annual Meeting of Stockholders on June 10, 2003. Dr. Rocklage, our current Chairman & CEO, will remain Cubist's Chairman.

        Dr. Rocklage was elected Chairman of the Board of Directors in March 2000. Dr. Rocklage has served as our Chief Executive Officer and as a member of the board of directors since July 1994. He served as our President from July 1994 until March 2001. In June 2003, Mr. Bonney will succeed Dr. Rocklage as CEO of Cubist. Dr. Rocklage will remain as Chairman of the Board of Directors. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Nycomed Salutar, Inc. and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drugs Omniscan and Teslascan. Dr. Rocklage currently serves as a director of MDS Proteomics, Inc. He received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

        Mr. Bonney has served as our President & Chief Operating Officer since January 2002. In June 2003, Mr. Bonney will succeed Dr. Rocklage as Chief Executive Officer and will become President & CEO of Cubist. From 1995 to 2001, he held various positions of increasing responsibility at Biogen, Inc., including Vice President, Sales and Marketing from 1999-2001. While at Biogen, Mr. Bonney built the commercial infrastructure for the launch of Avonex. Prior to that, Mr. Bonney held various positions in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director. Mr. Bonney received a BA in Economics from Bates College.

        Dr. Tally has served as our Executive Vice President, Scientific Affairs since January 1997 and as Chief Scientific Officer since July 2001. From March 1995 to January 1997, he served as our Vice President of Research and Development. From 1986 to February 1995, Dr. Tally served as Executive Director of Infectious Disease, Molecular Biology and Natural Products Research at the Lederle Laboratories of American Cyanamid/American Home Products, where he was responsible for worldwide clinical studies for piperacillin/tazobactam, which was registered for sales in Europe in 1992, approved by the FDA in 1993 and marketed as Zosyn. From 1975 to 1986, he served as Senior Physician in Infectious Disease at the New England Medical Center and Associate Professor of Medicine at Tufts Medical Center. Dr. Tally received his A.B. in Biology from Providence College and his M.D. from George Washington University School of Medicine.

        Dr. Eisenstein has served as our Executive Vice President, Research and Development since January 2003. He joined Cubist from ActivBiotics, Inc., where he served as President, Chief Scientific and Medical Officer throughout the year 2002 and as a member of ActivBiotics' Board of Directors from 1997 to 2003. From 1996 to 2002, he was Vice President, Science and Technology at Beth Israel Deaconess Medical Center, responsible for technology transfer, clinical trials and research, research administration and research operations. From 1992 to 1996, Dr. Eisenstein served as Vice President of Eli Lilly and Company's Lilly Research Laboratories and from 1986 to 1992, Dr. Eisenstein was Chairman of the Department of Microbiology and Immunology at The University of Michigan Medical School. He has also held various academic positions and currently serves as Clinical Professor of Medicine at Harvard Medical School. Dr. Eisenstein received an AB from Kenyon College and his MD from Columbia University College of Physicians and Surgeons.

        Dr. Fetzer has served as our Senior Vice President, Corporate Development & Chief Business Officer since January 2003. From July 2002 to January 2003, he served as our Senior Vice President, Business Development. Prior to joining Cubist, he served as Vice President and Director from 2000 to 2002, as Manager from 1997 to 2000, as Project Leader from 1995 to 1997 and as Consultant from 1993 to 1995 at The Boston Consulting Group. While there, he focused on domestic and international strategic issues, predominantly in the healthcare industry, covering all functions of the pharmaceutical value chain. Dr. Fetzer received a B.S. in Biochemistry from the College of Charleston (South Carolina), a Ph.D. in Pharmaceutical Sciences from the Medical University of South Carolina and an MBA from Carnegie Mellon University.

        Mr. McGirr has served as our Senior Vice President & Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. Prior to joining Cubist, Mr. McGirr was the President, Chief Operating Officer and a member of the Board of Directors of hippo inc, an internet technology, venture-financed company, from 1999 to 2002. Mr. McGirr continues to serve as a member of hippo's Board of Directors. From 1996 to 1999, he was the President of GAB Robins North America, Inc., serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995, Mr. McGirr served in various positions within the S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an MBA from The Wharton School at the University of Pennsylvania.

        Mr. Guiffre has served as our Vice President, General Counsel & Secretary since December 2001. From 1997 to 2001, Mr. Guiffre held various positions of increasing responsibility at Renaissance Worldwide, Inc., a provider of information technology consulting services, including Counsel, Corporate Counsel and Director of Legal Affairs, and Vice President, General Counsel & Clerk. Prior to joining

Renaissance Worldwide, he was an Associate at Bingham Dana & Gould, a leading Boston law firm. He received a B.S. in Marketing from Babson College, a J.D. from Boston College Law School, and an MBA from Boston College Carroll School of Management. Mr. Guiffre is a member of the Massachusetts Bar.

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

        Dr. Bloom has served as a one of our directors since September 1993. Dr. Bloom has more than 40 years experience in the pharmaceutical industry. From 1952 to 1993, Dr. Bloom served in various positions at Pfizer Inc., including Executive Vice President of Research and Development. He is a director of Vertex Pharmaceuticals, Inc., Microbia and Neurogen Corp., biotechnology companies. Dr. Bloom received his S.B. in Chemistry and his Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology.

        Mr. Clarke has served as one of our directors since our incorporation and as Chairman of the Board of Directors from our incorporation to March 2000. From 1992 to 1994, Mr. Clarke served as our acting President and Chief Executive Officer. Since 1982, he has been a general partner of DSV Management in Princeton, New Jersey, the general partner of DSV Partners IV. He is a founder and director of Alkermes, Inc. and a director of VISICU, Inc., MedContrax, Inc., Molecular Mining, Inc. and TechRx, Inc. Mr. Clarke is the Managing General Partner for Cardinal Partners, founded in 1997. Mr. Clarke is also the General Partner for DSV Partners. Mr. Clarke has been employed with DSV Partners since 1982. Mr. Clarke received his B.A. in Biology and Economics from Harvard College and his MBA from The Wharton School of the University of Pennsylvania.

        Dr. Martin has served as one of our directors since October 1997. Since July 1997, Dr. Martin has served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc. Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California San Francisco until 1983 when he became the first Vice President and subsequently Senior Vice President of Research and Development at Genentech, Inc., a position he held until 1990. He was Executive Vice President of DuPont Merck Pharmaceutical Company from 1991 through 1993 and then returned to California in 1994 where he was Senior Vice-President of Chiron

Corp., a biotechnology company, and President of Chiron Therapeutics. In May 1995, he assumed the position of President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company, and served until November 1996. Dr. Martin is also a Director of Varian Medical Systems, Inc., a medical equipment and software supplier. Dr. Martin received his M.D. from Duke University.

        Mr. Maupay has served as one of our directors since June 1999. Mr. Maupay served as President of Calgon Vestal Laboratories, a division of Merck & Co., Inc. from 1988 to 1995, when it was sold to Bristol-Myers Squibb. From January 1995 until June 1995, Mr. Maupay served as Group Executive of Calgon Vestal Laboratories after the sale to Bristol-Myers Squibb. From 1984 to 1988, Mr. Maupay served as Vice-President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of Life Medical Sciences, Inc., a medical device company, Kensey Nash Corporation, a medical device company, PolyMedica Corporation, a healthcare distribution company, Neshaminy Golf Club, Inc. and Warwick Golf Farm. Mr. Maupay received his Bachelor of Science in Pharmacy from Temple University and his MBA from Lehigh University.

        Dr. Zabriskie has served as one of our directors since June 1999. Dr. Zabriskie is currently president of Lansing Brown Investments, LLC, an investment firm, and Co-Founder and Director of Puretech Ventures, LLC. From July 1997 to July 2000, Dr. Zabriskie served as Chairman of the Board of NEN Life Science Products, Inc., a laboratory supply company. From July 1997 to December 1999, Dr. Zabriskie also served as President and Chief Executive Officer of NEN Life Science Products, Inc. From November 1995 to January 1997, he was President and Chief Executive Officer of Pharmacia & Upjohn, a pharmaceutical company. Dr. Zabriskie is a director of the Kellogg Company, a food products company, and of Biomira Inc., Array Biopharma Inc., MacroChem Corporation and Biosource International, biotechnology companies. From 1994 to November 1995, he served as President, Chief Executive Officer and Chairman of Upjohn Co. Dr. Zabriskie received a Bachelor of Arts from Dartmouth and his Ph.D. from the University of Rochester.

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

  Risks relating to daptomycin

Our operating results for the foreseeable future will depend significantly on our ability to commercialize daptomycin successfully, if it is approved by the FDA.

        The commercialization of daptomycin involves a high degree of risk. Many important factors may affect our ability to successfully commercialize daptomycin, including, but not limited to, our ability to:

  •
  meet applicable regulatory standards and receive required regulatory approvals in each country where we intend to sell daptomycin;

  •
  conduct additional clinical trials to successfully demonstrate safety and efficacy in areas other than complicated skin and skin structure infections;

  •
  obtain, maintain, and enforce necessary patents and licenses;

  •
  produce daptomycin in commercial quantities at reasonable costs;

  •
  build a sales and marketing infrastructure;

  •
  establish collaborations with third party commercialization partners;

  •
  establish relationships with third party distributors and wholesalers;

  •
  compete successfully against other existing products and other future products.

        We cannot be sure that we will be successful at any or all of the foregoing items. As a result, even if daptomycin receives regulatory approval, we may not generate revenues or royalties from sales of daptomycin.

Daptomycin may not receive regulatory approval in the U.S. or in other countries.

        Daptomycin is first drug for which we have conducted clinical trials, and it is the first drug for which we have filed for regulatory approval. We have only filed for regulatory approval in the U.S. Although the FDA has given daptomycin priority review, we may not obtain regulatory approval to commercialize daptomycin in the U.S. or in other countries. If we do not obtain regulatory approval for daptomycin, we will not receive any revenues or royalties from commercial sales of daptomycin.

We depend on third parties to manufacture daptomycin, and our commercialization of daptomycin could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of daptomycin at acceptable prices.

        We anticipate that we will depend entirely on one company, DSM Capua, or DSM, to manufacture bulk daptomycin drug substance for commercial sale at the time of the potential U.S. launch of daptomycin unless FDA approval for such launch is withheld or delayed past 2003. We currently depend entirely on one company, ACS Dobfar, or ACS, to manufacture bulk daptomycin drug substance for our clinical trials. We have entered into manufacturing and supply agreements with both DSM and ACS to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. We currently depend on one company, Abbott Laboratories, or Abbott, to manufacture clinical grade vialed formulations of daptomycin. We have also entered into a development and supply agreement with Abbott to manufacture and supply final vialed daptomycin commercial drug product.

        We may not be able to enter into definitive agreements on acceptable terms for the expanded commercial scale manufacturing of daptomycin, either for bulk or final vialed substance. If we are unable to enhance our current manufacturing network, we could experience significant delays in the supply of daptomycin. If we are required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various additional regulatory requirements, and we could experience significant delays in supply of daptomycin.

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing daptomycin.

        We have not previously marketed or sold a drug product. Except for a marketing collaboration in Israel and Palestine, we do not have a sales and marketing collaboration for daptomycin anywhere in the world. We may seek to collaborate with third parties to market daptomycin, or we may seek to develop marketing and sales capabilities on our own. If we seek to collaborate with third parties, we cannot be sure that collaborative agreements can be reached on terms acceptable to us. If we seek to market and sell daptomycin by ourselves in North America, we will need to hire a significant sales force and marketing team with extensive sales and marketing skills. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities in North America.

Daptomycin faces significant competition.

        The market for therapeutic products that address infectious diseases is large; competition is intense and may increase. Should daptomycin receive regulatory approval, it would face worldwide competition from commercially available drugs such as vancomycin (marketed generically by Abbott, Shionogi & Co. Ltd., and others), Zyvox (marketed by Pharmacia Corporation), and Synercid (marketed by King Pharmaceuticals). In addition, daptomycin may face competition from drug candidates currently in clinical development. Several products currently in development at competitors may prove to be competitive to daptomycin and could receive regulatory approval before daptomycin does.

Daptomycin may not be accepted by physicians, patients, third party payors, or the medical community in general.

        The commercial success of daptomycin will depend upon its acceptance by the medical community. We cannot be sure that daptomycin will be accepted by purchasers in the pharmaceutical market even if it is approved by the relevant regulatory authorities. Daptomycin will compete with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of daptomycin depends on a number of factors, including, but not limited to:

  •
  the demonstration of the clinical efficacy and safety of daptomycin;

  •
  the advantages and disadvantages of daptomycin compared to alternative therapies;

  •
  our ability to educate the medical community about the safety and effectiveness of daptomycin; and

  •
  the reimbursement policies of government and third party payors.

        We cannot be sure that physicians, patients, third party payors, or the medical community in general will accept and utilize daptomycin.

  Risks Relating to Research and Development

If we are unable to discover, develop, and commercialize drug products, we may not generate significant revenues or become profitable.

        We currently have only three product candidates, and two of these are in the early stages of development. We do not know whether any of these three product candidates, or any other discovery or in-licensing efforts, will result in a marketable product. To date, we have not commercialized any products nor recognized any revenue from product sales. To commercialize products will require significant additional investment in research and development, pre-clinical testing and clinical trials, regulatory approvals, sales and marketing, and other infrastructure necessary to conduct commercial sales of pharmaceutical products. Pre-clinical and clinical testing will likely take several years, and we cannot predict with accuracy the time required to commercialize new pharmaceutical products. Even if we are successful in building commercial capabilities and generating revenue, we may not be successful in manufacturing drug products economically, our drug products may not be well received by the marketplace, or other drug products may be developed that are superior to ours. As a result, even if we commercialize one or more drug products, we may not become profitable.

        Our approach to drug discovery is unproven, we have not discovered any drug candidates, and we may not discover any drug candidates.

        Our approach to drug discovery requires the development of multiple novel technologies to create a successful drug candidate. While we have demonstrated that some compounds have the ability to inhibit the activity of certain molecular targets and bacterial growth, we have not proven that these compounds can be utilized clinically as a therapeutic drug. We have not tested any drug candidates developed from our drug discovery program in humans, and we cannot assure you that there will be clinical benefits associated with any drug candidates we do develop. Our failure to develop new drug candidates could have a material adverse effect on our business, operating results and financial condition.

Our research and development program for drug products other than daptomycin is at an early stage, and we cannot be certain our program will result in the commercialization of any drug.

        Except for our development program for daptomycin, our research and development program is at an early stage. To date, we have not, independently or with our collaborative partners, optimized any lead drug candidates generated in our research program. Any drug candidates we develop will require significant additional research and development efforts prior to commercial sale, including extensive pre-clinical and clinical testing, and regulatory approval. This may require increases in spending on internal projects, the acquisition of third party technologies or products and other types of investments. We cannot be sure that our approach to drug discovery, acting independently or with our collaborative partners, will be effective or will result in the development of any drug candidate. We cannot be sure that we will be able to in-license any drug candidate. Even if we are able to discover or in-license additional drug candidates, we cannot be sure that we will be able to develop such candidates successfully. In addition, even if we are successful in developing one ore more drug candidates, we cannot expect that any drug products that do result from our research and development efforts will be commercially available for many years.

        Even if we receive initially positive pre-clinical or clinical results, those results will not necessarily mean that similar results will be obtained in the later stages of drug development. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will be:

  •
  safe and effective;

  •
  approved by regulatory authorities;

  •
  developed into a commercially viable drug;

  •
  manufactured or produced economically;

  •
  successfully marketed; or

  •
  accepted widely by customers.

We have limited experience in conducting the pre-clinical and clinical testing necessary for us to obtain regulatory approvals of our drug candidates.

        Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. We depend on our collaborative partners to assist us with our pre-clinical testing and clinical trials for our drug candidates. We have limited experience in conducting pre-clinical testing or clinical trials. We have conducted clinical trials with daptomycin, but we have not conducted clinical trials for any other drug candidates. We have initiated bioavailablity, pharmacokinetic, and safety studies in healthy human volunteers for CAB-175 and oral ceftriaxone, but we have not initiated formal clinical trials for these drug candidates. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and could have a material adverse effect on our business, operating results and financial condition.

Delays in enrolling patients or developing suitable protocols for clinical trials could increase costs and delay regulatory approvals.

        The rate of completion of our clinical trials will depend on the rate of patient enrollment. There will be substantial competition to enroll patients in clinical trials for our drug candidates in development, and the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. In addition, there may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals.

        Our clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the committees responsible for clinical studies at the sites at which the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of our clinical trials. In addition, feedback from regulatory authorities or results from earlier stage clinical studies might require modifications or delays in later stage clinical trials. These types of delays can result in increased development costs and delayed regulatory approvals.

If clinical trials for our drug candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business.

        Before obtaining regulatory approvals for the commercial sale of any products we develop, we must demonstrate through pre-clinical testing and clinical trials that our drug candidates are safe and effective for use in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process. Completion of clinical trials may take several years. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  •
  slower than expected rate of hospital and patient recruitment;

  •
  inability to manufacture sufficient quantities of materials for use in clinical trials;

  •
  unforeseen safety issues;

  •
  lack of efficacy during the clinical trials;

  •
  inability to adequately follow patients after treatment;

  •
  governmental or regulatory delays;

  •
  the failure of third-party clinical trial managers to perform; or

  •
  the failure of our clinical investigational sites and related facilities and records to be in compliance with Good Clinical Practices

        The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

If we cannot enter into new licensing arrangements, we may not be able to expand our product pipeline.

        All three of our drug candidates (daptomycin, CAB-175, and oral ceftriaxone) are the result of in-licensing activities. In-licensing drug candidates developed by other pharmaceutical and biotechnology companies or academic research laboratories is an important part of our business strategy. We cannot be sure that we will be successful in identifying potential candidates to in-license or that we will be successful in negotiating agreements with owners of such technology. Competition for acquiring promising compounds can be intense. If we are not able to identify future licensing opportunities and enter into future licensing arrangements on acceptable terms, we may not be able to expand our product pipeline.

  Risks Relating to Collaboration

If our collaborative partners do not perform, we may not be successful.

        We have entered into, and will continue to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture, and market drug candidates and drug products. These collaborations are necessary for us to research, develop, and commercialize drug candidates. We may not be successful if our collaborators do not perform. Current or future collaborative arrangements may not be successful because our collaborators do not perform their obligations as expected. Dependence on collaborative arrangements with third parties is a critical part of our business strategy, and any inability on our part to be able to establish collaborations on terms favorable to us or to work successfully with our current collaborators will have an adverse effect on our operations and financial performance.

Collaborative partners may not devote adequate resources to their collaborations with us and/or they may take actions that are contrary to our interests.

        The amount and timing of resources dedicated by our collaborative partners to their respective collaborations with us is not under our control. Some drug candidates discovered by us may be viewed by our collaborative partners as competitive with their drug candidates or drug products. Accordingly, our collaborative partners may not elect to proceed with the development of drug candidates that we believe to be promising. In addition, our collaborative partners may pursue their own existing or alternative technologies in preference to our drug candidates.

        As a result:

  •
  the interests and goals of our collaborative partners might not always align with ours;

  •
  some of our collaborative partners might develop independently, or with others, drug products that could compete with ours; or

  •
  disagreements over proprietary rights might lead to delays in research or in the development and commercialization of product candidates and might result in litigation or arbitration, either of which would be time consuming and expensive.

Collaborative partners may breach or terminate their agreements with us.

        If any of our collaborative partners breaches or terminates its agreement with us or otherwise fails to conduct its collaborative activities in a timely manner:

  •
  the development or commercialization of any drug candidate or research program under these collaborative agreements may be delayed;

  •
  we may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization; or

  •
  the development or commercialization of a drug candidate could be terminated.

        We cannot be sure that we will be able to establish additional collaborative relationships on terms acceptable to us or to continue our existing collaborative arrangements.

We are completely dependent on relationships with other companies for our manufacturing capabilities.

        We do not have the capability to manufacture our own drug substance or drug product. In order to continue to develop drug products for regulatory approvals and to be able to commercialize drug products, we will need to develop manufacturing capabilities or contract for such capabilities. We lack the facilities and personnel to manufacture drug substance or drug product in accordance with the Good Manufacturing Practices prescribed by the FDA. We do not have the capability to manufacture any drug substance or drug product in sufficient quantity for either clinical trials or commercial sale. Drug manufacturing facilities are subject to an inspection before the FDA will issue an approval to market a new drug product, and any third party manufacturers that we use must adhere to the current Good Manufacturing Practices regulations prescribed by the FDA. We may not be able to enter into definitive agreements on acceptable terms for the manufacture of any drug substance or drug product that we may develop. If we are unable to establish, develop, and maintain relationships for manufacturing capabilities on acceptable terms, we will not be able to conduct clinical trials or sell drug products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured drug substance and drug product ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing arrangement by the third party and the possibility of termination or non-renewal of the arrangement by the third party, based on its own priorities, at a time that is costly or inconvenient to us.

  Risks Relating to Intellectual Property

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of our product candidates and research technologies.

        Our commercial success will depend in part on obtaining and maintaining United States and foreign patent protection for our product candidates and research technologies and successfully defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are still developing. Our patent position is highly uncertain and involves complex legal and factual questions and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies' patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate patent litigation against a third party.

        To date, we own or co-own 33 issued U.S. patents, 24 pending U.S. patent applications, 12 issued foreign patents and numerous pending foreign patent applications. We have licenses to research, develop and commercialize an oral formulation of ceftriaxone from International Health Management Associates, or IHMA, and the University of Utah under an issued U.S. patent related to oral formulations of ceftriaxone, and together with the University of Utah and IHMA, we co-own pending U.S. and foreign patent application equivalents related to oral formulations and specific oral dosage forms of antibiotics. We have also licensed exclusive worldwide rights to a novel cephalosporin known as CAB-175 from Biochemie GmbH, a unit of Novartis Generic business sector. Additionally, we have exclusively licensed rights from Eli Lilly under U.S. patents and foreign patents related to the composition, manufacture, and use of daptomycin. Eli Lilly has also agreed to assign to us other U.S. patents and foreign patents related to the composition, manufacture and use of daptomycin. The primary composition of matter patent covering daptomycin in the U.S. has expired. However, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and use of daptomycin and other lipopeptides. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

        The degree of future protection for our proprietary rights is uncertain. We cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned by us or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us. A court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide sufficient protection against competing products or processes.

        We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent that we maintain a competitive advantage by relying on trade secret and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology, resulting in an adverse effect on our business, financial condition and results of operations. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborative partners, employees and consultants. It is possible that these agreements could be breached or that we might not have adequate remedies for any such breaches. If our collaborative partners, employees or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection of our intellectual property.

        We also occasionally engage in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements.

        Cubist and Cidecin are currently our principal registered trademarks in the U.S., although other applications for trademarks and/or service marks are currently pending in the U.S. Patent and Trademark Office and foreign trademark offices, and additional applications may be filed from time to time. We cannot be sure that our trademarks will be acceptable to regulatory authorities.

Third party patent and intellectual property rights may interfere with our ability to commercialize drug products and research technologies.

        Because the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions, the patents owned and licensed by us, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent drug products or ensure that others will not be issued patents that may prevent the sale of our drug products or require licensing and the payment of significant fees or royalties. Moreover, to the extent that any of our future drug products or methods are not patentable, that such drug products or methods infringe the patents of a third party, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed in those patents, we will be adversely affected. If our drug candidates, drug products, or processes are found to infringe the patents of others or are found to impermissibly utilize the intellectual property of others, our development, manufacture and sale of our infringing drug candidates or drug products could be severely restricted or prohibited. We may be unable to avoid infringement of a third party patent and may have to obtain a license, defend an infringement action, or challenge the validity of a patent in a court of law or agency of competent jurisdiction. A license may be unavailable on terms and conditions acceptable to us, if at all. Intellectual property litigation can be expensive and time consuming and we may be unable to prevail in any such litigation or devote sufficient resources to pursue such litigation. If we do not obtain an appropriate license, if we are found liable for patent infringement or trade secret misappropriation, or if we are not able to have such patents declared invalid and/or unenforceable, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, and/or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

  Risks Relating to Our Financial Condition

We are not a self-sustaining business, and we will require additional funds.

        Currently, we are not a self-sustaining business, and certain economic and strategic factors will require us to seek substantial additional funds in order to:

  •
  finance our drug discovery and development programs;

  •
  enhance our manufacturing capabilities;

  •
  enhance our marketing capabilities;

  •
  develop sales capabilities;

  •
  pursue regulatory approvals;

  •
  fund our operating expenses;

  •
  license or acquire additional drug candidates or technologies;

  •
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

If we fail to obtain additional capital, we will be unable to execute our current business plan successfully.

        We believe that our existing cash, cash equivalents, short-term investments and cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the end of 2003. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us. If additional funds are not available, we may be forced to delay or terminate clinical trials, curtail operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, we will not be able to execute our current business plan successfully.

We have incurred substantial losses in the past and expect to incur additional losses over the next several years.

        Since we began operations, we have incurred substantial net losses in every fiscal period. We had net losses of $82.4 million in 2002, and we had an accumulated deficit of $260.4 million through December 31, 2002. These losses have resulted principally from costs in conducting research and development activities, conducting clinical trials and associated administrative costs.

        While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that in 2002 we incurred costs in an approximate aggregate amount of $2.8 million in connection with all of our research collaborations which generated approximately $3.0 million of revenue in the aggregate in 2002.

        We expect to incur significant additional operating losses over the next several years as we expand our research and development efforts and our pre-clinical testing and clinical trials and we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline.

Our indebtedness and debt service obligations may adversely affect our cash flow.

        Our annual debt service obligations on our 5.5% subordinated convertible notes due 2008 are approximately $9.1 million per year in interest payments, and our annual debt service obligations on our

8.5% senior convertible notes due in 2005 are approximately $3.3 million per year in interest payments. In addition, we have a credit facility with a maximum availability of $10.0 million. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

        We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations, we may have to delay or curtail research and development programs.

        Our indebtedness could have significant negative consequences, including, but not limited to:

  •
  requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including reinvesting in our business;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing; and

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

  Risks Relating to Investment

Our stock price may be volatile, and your investment in our stock could decline in value.

        The trading price of our common stock has been, and is likely to continue to be, extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

  •
  our failure to commercialize one or more drug products;

  •
  adverse results or delays in clinical trials;

  •
  the termination of a collaboration or the inability to establish one or more collaborations;

  •
  our decision to initiate clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

  •
  inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

  •
  adverse regulatory decisions;

  •
  new products or services offered by us or our competitors;

  •
  failure to meet our publicly announced revenue projections;

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates by securities analysts;

  •
  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

  •
  issuances of debt or equity securities; and

  •
  other events or factors, many of which are beyond our control.

        In addition, the stock market in general, and the Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their best interests and not necessarily those of other stockholders.

        As of January 1, 2003, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 39% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

        We have implemented anti-takeover provisions that could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.

        The existence of our stockholder rights plan and provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it difficult for a third party to acquire us, even if doing so would benefit our stockholders.

  Risks Relating to Competition

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing or licensing on an exclusive basis technologies and drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may develop, which could render our technology and future drug products obsolete and noncompetitive.

        Competitors could obtain FDA or other regulatory approvals for drug candidates before we can. In general, companies that begin commercial sale of their drug products before their competitors have a significant competitive advantage in the marketplace, including the ability to obtain patent and FDA marketing exclusivity rights that would delay our ability to market specific products. Even if our drug candidates are approved for sale, we may not be able to compete successfully with existing drug products or drug candidates under development at the time of our approval. The inability to compete with existing drug products and/or the subsequent introduction of drug products that would compete with our drug candidates or drug products could have a material adverse impact on our operating results.

Even if we commercialize one or more drug products, competitors may develop drug products that make our drug products obsolete.

        Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Even if we are successful in developing effective drug products, new drug products introduced after we commence marketing of any drug product may be safer, more effective, less expensive, or easy to administer than our drug product.

  Risks Relating to Personnel

We depend on certain key employees, and the loss of any key employee could potentially harm our business.

        We believe that our ability to successfully implement our business strategy is highly dependent on key employees in all areas of the organization. In addition, our success is highly dependent on our ability to attract, train, retain, and motivate high quality personnel, especially for our senior management team. The loss of the services of any of our executive officers, officers, or other key employees could potentially harm our business or financial results.

We operate in a competitive labor market, and our inability to hire and retain highly qualified personnel could limit our operations and results.

        Our success in large part depends upon our ability to attract, train, motivate and retain qualified personnel for all aspects of our business. In recent years, because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition in attracting and retaining employees from the limited number of qualified personnel available. Because of this intense competition, we have had to interview an increasing number of candidates to meet our hiring needs. Other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these factors may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate at which we can discover, develop and commercialize drug candidates will be limited.

  Risks Relating to Liability

We could incur substantial costs resulting from product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Using our drug candidates in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand with respect to drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the future. While we currently maintain product liability insurance coverage that we believe is adequate for our current operations, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

Our use of hazardous materials, chemicals, viruses and radioactive compounds exposes us to potential liabilities.

        Our research and development involves the controlled use of hazardous materials, chemicals, viruses, bacteria, and various radioactive compounds. We are subject to numerous environmental and safety laws and regulations. We are subject to periodic inspections for possible violations of any environmental or safety law or regulation. Any violation of, and the cost of compliance with, the regulations could adversely effect our operations. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines.

  Risks Relating to Our Strategy

We may undertake additional strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to attain or maintain profitability.

        We may acquire additional businesses that complement or augment our existing business. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. We may not be able to integrate any acquired business successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

We may undertake additional in-licensing transactions in the future, and we cannot be sure that any in-licensed compound or technology will result in a commercial drug product.

        We have in-licensed two compounds, daptomycin and CAB-175, and one drug development technology relating to oral ceftriaxone. These in-licensing activities represent a significant expense for Cubist. Neither CAB-175 nor oral ceftriaxone has reached formal clinical testing (although we have performed proof of principle studies in healthy human volunteers outside the U.S.), and there can be no assurance that either will do so. We may in-license additional compounds or technologies, but there can be no assurance that we will be successful in developing them.

  Risks Relating to International Operations

A variety of risks associated with our international operations could materially adversely affect our business.

        Because we have a portion of our research operations in United Kingdom, we have manufacturing and clinical relationships outside the U.S., and we plan to market daptomycin worldwide, we are, and will continue to be, subject to additional risks related to operating in foreign countries. Associated risks of conducting operations in foreign countries include, but are not limited to:

  •
  differing regulatory requirements for drug approvals in foreign countries;

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements;

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets;

  •
  compliance with tax, employment, immigration and labor laws for employees living and traveling abroad;

  •
  foreign taxes including withholding of payroll taxes;

  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business or operating a subsidiary in another country;

  •
  workforce uncertainty in countries where labor unrest is more common than in the U.S.;

  •
  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

  •
  business interruptions resulting from geo-political actions, including, but not limited to, war and terrorism.

        These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

  Risks Relating to Regulatory Matters

If we do not obtain regulatory approvals, we will not be able to market drug products.

        The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Such agencies, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned on-going development. Any and all of our drug candidates will require governmental approvals for commercialization, and, to date, we have not obtained government approval for any drug product. Pre-clinical testing and clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate.

        Most drug candidates in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Drug candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed successfully through initial human testing. Failure to demonstrate the safety and efficacy of our drug candidates in clinical trials could delay or prevent us from obtaining required approvals from regulatory authorities, which would delay or prevent us from commercializing those drug candidates. Other than with respect to daptomycin in the U.S., we cannot be sure when we, independently or with our collaborative partners, might be in a position to submit drug candidates for regulatory review. In addition, we cannot be sure that regulatory approval will be granted for those drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed.

Even if we do obtain regulatory approvals, regulation may have a negative effect on our operating results and financial condition.

        Regulatory approvals can be conditioned on certain factors, which may delay the marketing of drug products. Regulatory approvals may also impose costly procedural requirements that increase the cost of developing, manufacturing, or marketing drug products. In addition to obtaining regulatory approval in order to be able to market a drug product, we are subject to extensive regulation relating to the manufacturing and marketing of drug products. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

If we fail to comply with extensive regulations after any regulatory approval of a drug product or if a regulatory authority withdraws its approval of a drug product, we may be forced to suspend the sale of the drug product.

        Even if initial regulatory approvals for our drug candidates are obtained, our company, our drug products and the manufacturing facilities for our drug products would be subject to continual review and periodic inspection. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, the manufacturer or us, including withdrawal of the drug product from the market. The FDA stringently applies regulatory standards. Our manufacturing facilities will also be subject to FDA inspections for adherence to Good Manufacturing Practices prior to marketing clearance and periodically during the manufacturing process. Failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution In addition, the FDA may also require post-marketing testing and surveillance to monitor the effects of an approved product. In addition, if there are any modifications to a drug product, further regulatory approval will be required.

Our ability to generate future revenues from any drug products that we may successfully develop and for which we obtain regulatory approval will depend on reimbursement and drug pricing.

        Acceptable levels of reimbursement for costs of developing and manufacturing of drug products and treatments related to those drug products by government authorities, private health insurers and other organizations, such as HMOs, will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drug candidates. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any drug products we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborative partners to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

        Third party payers are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

WHERE YOU CAN FIND MORE INFORMATION

        We are subject to the information and reporting requirements of the Securities Exchange Act, under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Section of the SEC, 450 Fifth Street, N.W. Washington, D.C. 20549, or on the Internet at http:// www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Section of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. These reports, proxy and information statements and other information may also be inspected at the offices of the Nasdaq Stock Market, 1735 K Street, N.W., Washington, D.C. 20006.

        Financial and other information about Cubist is available on our website (http://www.cubist.com). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

        Cubist is headquartered at 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 88,000 square feet of commercial and laboratory space. Cubist financed the purchase of the building by issuing $39.0 million of senior convertible notes and granting a mortgage in favor of the noteholders.

        Cubist currently leases approximately 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008. We have subleased this space for a term that coincides with the September 2008 lease expiration. We also lease an additional 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in October 2010. The Company has subleased this space for a term that coincides with the October 2010 lease expiration.

        In addition, Cubist also leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in June 2008. Cubist's UK subsidiary has also agreed to lease approximately 30,000 square feet of additional space in Slough, England. The term of the lease is fifteen years following the completion of the facility. Cubist has the right to terminate its existing Slough lease upon three months notice. It is not the Company's intention to simultaneously occupy two facilities in Slough.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently involved in any legal proceedings the resolution of which, in management's opinion, would have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Cubist's common stock is traded on the Nasdaq National Market under the symbol "CBST". The following table sets forth, for the period indicated, the high and low sale prices per share of Cubist's common stock as reported by the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2001:
First Quarter	$35.94	$12.00
Second Quarter	$40.20	$19.50
Third Quarter	$43.98	$27.92
Fourth Quarter	$43.00	$30.65
Year Ended December 31, 2002:
First Quarter	$35.99	$12.87
Second Quarter	$18.67	$8.26
Third Quarter	$9.75	$3.99
Fourth Quarter	$11.92	$4.26
Year Ended December 31, 2003:
First Quarter (through March 14, 2003	$8.51	$5.87

Holders

        As of March 14, 2003, Cubist had 346 stockholders of record. This figure does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms

Dividends

        Cubist has never declared or paid cash dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain future earnings, if any, to operate and expand the business. Payment of any future dividends will be at the discretion of the board of directors after taking into account various factors, including Cubist's financial condition, operating results, cash needs and growth plans. The Company's bank term loan contains a restrictive covenant that prohibits us from paying cash dividends or making stock redemptions or repurchases without the prior written consent of the lender bank.

Recent Sales of Unregistered Securities

        In December 2002, Cubist issued 42,016 shares, valued at $400,000, of unregistered shares to Eli Lilly, pursuant to their licensing agreement. In January 2002, Cubist issued to ACS Dobfar SpA 62,558 unregistered shares, valued at $2,000,000, pursuant to their manufacturing and supply agreement. The shares issued to ACS and Eli Lilly were issued under section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Research and development revenue	$11,486	$14,388	$2,255	$3,871	$174
Related party research and development revenue	—	—	2,968	2,975	1,500

Total revenues	11,486	14,388	5,223	6,846	1,674
Operating expenses:
Research and development expenses	55,901	63,686	44,638	25,539	12,357
General and administrative expenses	29,106	21,827	12,113	6,397	4,451

Total operating expenses	85,007	85,513	56,751	31,936	16,808
Interest income	5,199	6,922	8,464	905	931
Interest expense	(13,796)	(5,739)	(2,314)	(1,059)	(361)
Other income (expense)	(294)	54	578	197	(1)
Income tax benefit related to Canadian operations	—	34	499	925	175

Net loss	$(82,412)	$(69,854)	$(44,301)	$(24,122)	$(14,390)
Basic and diluted net loss per common share	$(2.89)	$(2.49)	$(1.68)	$(1.31)	$(1.16)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	28,515	28,088	26,415	18,456	12,395
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$151,220	$243,135	$139,783	$26,829	$21,327
Working capital	131,268	158,012	110,146	21,938	16,046
Total assets	221,523	314,834	193,370	42,595	26,178
Long-term liabilities	210,522	213,007	46,075	6,392	1,523
Stockholders' equity (deficit)	(6,900)	69,501	133,020	29,441	22,658
Dividends	—	—	—	—	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Cubist's financial statements and related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this annual report. Also, see "Forward-Looking Statements".

Overview

        Cubist is a biopharmaceutical company focused on the research, development and commercialization of antiinfective drugs.

        In December 2002, Cubist filed a New Drug Application, or NDA, with the United States Food & Drug Administration, or FDA, for our lead investigational antibiotic Cidecin for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Gram-positive organisms. Cidecin is the first antibiotic in a new class of drug candidates called lipopeptides and attacks bacteria through a novel mechanism of action. Cidecin has demonstrated the ability in vitro to rapidly kill virtually all clinically significant Gram-positive bacteria, including those resistant to current therapies. In February 2003, the FDA accepted the Cidecin NDA and granted the filing priority review status, indicating that Cidecin, if approved, would represent a therapeutic advance over existing medicines, and established a target date to act on the NDA filing by June 20, 2003.

        In July 2002, Cubist acquired exclusive worldwide rights to develop and commercialize a novel cephalosporin, referred to as CAB-175. CAB-175 is a unique investigational antibiotic in late-stage pre-clinical development that has demonstrated in vitro activity against most clinically relevant Gram-positive and Gram-negative bacteria, including important resistant species such as methicillin-resistant Staphylococcus aureus, or MRSA.

        Cubist is also developing an oral formulation of the antibiotic ceftriaxone, or OCTX, which is currently available only in an intravenous formulation and marketed by Hoffmann-La Roche under the brand name Rocephin. We have developed a capsule version of this formulation and are continuing pre-clinical studies to determine the suitability of this formulation for human clinical development.

        Additionally, Cubist uses its natural products and other technologies to identify novel pharmaceutical compounds.

        Since Cubist's incorporation, it has experienced significant net losses. The Company has an accumulated deficit of $260.4 million through December 31, 2002. The Company expects to incur significant additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities as well as continued research and development efforts, and pre-clinical testing and clinical trials.

Results of Operations

Years Ended December 31, 2002 and 2001

Research and Development Revenues

        Total research and development revenues in the year ended December 31, 2002 were $11,486,000 compared to $14,389,000 in the year ended December 31, 2001, a decrease of $2,903,000 or 20.2%. The research and development revenues earned in the year ended December 31, 2002, consisted primarily of $5,400,000 in license fee revenue and $2,000,000 in milestone revenue from Gilead; $2,524,000 in research support funding and $500,000 in milestone payments from the Novartis collaboration; $874,000 in Small Business Innovation Research (SBIR) grant funding; $115,000 in license maintenance fees; and $73,000 in other collaboration revenue. The research and development revenues earned in the year ended December 31, 2001 consisted primarily of $5,600,000 in license fee revenue and $5,500,000 in milestone revenue from Gilead; $2,250,000 in research support funding and $250,000 in milestone payments from the Novartis collaboration; $591,000 in SBIR funding, and $100,000 in license maintenance fees and $61,000 in research support funding from the Xenova collaboration. The decrease in research and development revenues in the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to the decrease in license fees and milestones recognized as revenue from Gilead. In September 2002, Cubist and Gilead jointly announced the dissolution of their licensing agreement. In February 2003, the discovery portion of the four-year collaboration between Cubist and Novartis ended.

Research and Development Expense

        Total research and development expense in the year ended December 31, 2002, was $55,901,000 compared to $63,686,000 in the year ended December 31, 2001, a decrease of $7,785,000 or 12.2%. The decrease was largely due to the completion and closure of Cubist's community acquired pneumonia Phase 3 clinical trials for Cidecin. During 2002, based upon current information received from each Clinical Research Organization, or CRO, the Company reversed previously recorded accrued clinical trial expense of $3,270,000 by crediting Research and Development expense. Accordingly, the remaining accrued clinical trial expense balance of $284,000 at December 31, 2002 represents the Company's best estimate of amounts owed for clinical trial services performed through that date based on all information available.

While Cubist does not currently maintain cost accounting systems to specifically track costs on an individual project basis, in 2002, based on an estimated average full-time equivalent basis, the Company incurred estimated costs of $2.8 million in connection with all of its research collaborations, which generated approximately $3.0 million of revenue in 2002. In 2001, based on an estimated average full-time equivalent basis, Cubist incurred estimated costs of $2.7 million in connection with all of its research collaborations, which generated approximately $2.5 million of revenue in 2001.

General and Administrative Expense

        General and administrative expenses in the year ended December 31, 2002, were $29,106,000 compared to $21,827,000 in the year ended December 31, 2001, an increase of $7,279,000 or 33.3%. The increase was largely due to positioning the Company for the commercialization of Cidecin. Cubist increased year over year spending in sales and marketing by $4,451,000. The remaining $2,828,000 increase in general and administrative spending year over year was mainly due to staffing increases in the legal, senior management and business development areas.

Interest Income and Expense

        Interest income in the year ended December 31, 2002, was $5,199,000 compared to $6,922,000 in the year ended December 31, 2001, a decrease of $1,723,000 or 24.9%. The decrease in interest income was due to lower average cash, cash equivalents and investment balances during the year ended December 31, 2002 as compared to the year ended December 31, 2001, and significantly lower interest rates. Interest expense in the year ended December 31, 2002 was $13,796,000 as compared to $5,740,000 during the year ended December 31, 2001, an increase of $8,056,000 or 140.3%. The increase in interest expense was primarily due to increased long-term debt related to the issuance of convertible subordinated notes in the fourth quarter of 2001.

Other Income (Expense)

        Other income (expense) in the year ended December 31, 2002 was $(294,000) compared to $55,000 in the year ended December 31, 2001, a decrease of $349,000 or 634.5%. In 2002, the Canadian and TerraGen subsidiaries were liquidated into, and all remaining assets were transferred to, Cubist Pharmaceuticals, Inc. (U.S.). A loss on sale of fixed assets of $185,000 and a foreign exchange loss of $115,000 relating to the liquidation of these subsidiaries were taken during the year. In 2001, the decision was made to relocate the functions performed at the Vancouver operations to Cubist's corporate headquarters. This was considered to represent a substantial reduction of Cubist's investment in its Canadian subsidiary, therefore the cumulative translation adjustment relating to these operations, which amounted to $163,000, was taken to income during the year.

Income Tax Benefit

        There was no income tax benefit in the year ended December 31, 2002, as compared to $34,000 in the year ended December 31, 2001, a decrease of $34,000 or 100.0%. The elimination of an income tax benefit was due to Cubist no longer qualifying for investment tax credits for increased research and development expenditures related to Cubist's Canadian operations.

Net Loss

        The net loss for the year ended December 31, 2002 was $82,412,000 as compared to $69,854,000 during the year ended December 31, 2001, an increase of $12,558,000 or 18.0%. The increase was primarily due to the increase in interest expense, marketing and sales expense and a decrease in research and development revenues.

Years Ended December 31, 2001 and 2000

Research and Development Revenues

        Total research and development revenues in the year ended December 31, 2001 were $14,389,000 compared to $2,255,000 in the year ended December 31, 2000, an increase of $12,134,000 or 538.1%. The research and development revenues earned in the year ended December 31, 2001, consisted primarily of $5,600,000 in license fee revenue and $5,500,000 in milestone revenue from Gilead; $2,250,000 in research support funding and $250,000 in milestone payments from the Novartis collaboration; $591,000 in SBIR funding; $100,000 in license maintenance fees and $61,000 in research support funding from the Xenova collaboration. The research and development revenues earned in the year ended December 31, 2000 consisted primarily of $1,128,000 in research support funding from the Schering-Plough collaboration; $469,000 in research support funding from various other collaborative research agreements; $448,000 in SBIR funding; $100,000 in license maintenance fees and $110,000 in other grants. The increase in research and development revenues in the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to the license fees and milestones recognized as revenue from Gilead, partially offset by the completion in 2000 of research support funding phases of the Schering-Plough and various other collaborative research agreements.

Related Party Research and Development Revenues

        Total related party research and development revenues in the year ended December 31, 2001 were $0 compared to $2,968,000 in the year ended December 31, 2000, a decrease of $2,968,000 or 100.0%. In September 2001, Novartis sold all of its shares of Cubist common stock, therefore Cubist no longer reports related party revenues separately. The related party research and development revenues earned in the year ended December 31, 2000 consisted of $2,250,000 in research support funding and $500,000 in milestone payments from the Novartis collaboration and $218,000 in research support funding from the Xenova collaboration

Research and Development Expenses

        Total research and development expenses in the year ended December 31, 2001, were $63,686,000 compared to $44,638,000 in the year ended December 31, 2000, an increase of $19,048,000 or 42.7%. The increase was largely due to increased clinical costs related to daptomycin development including costs associated with Cubist's Phase 3 clinical trials in community-acquired pneumonia and VRE. Specific costs include clinical research services performed by CROs and the additional internal personnel that were required to monitor these CRO activities.

General and Administrative Expenses

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

Interest Income and Expense

        Interest income in the year ended December 31, 2001, was $6,922,000 compared to $8,464,000 in the year ended December 31, 2000, a decrease of $1,542,000 or 18.2%. The decrease in interest income was due to lower average cash, cash equivalents and investment balances during the year ended December 31, 2001 as compared to the year ended December 31, 2000, and significantly lower interest rates. Interest expense in the year ended December 31, 2001 was $5,740,000 as compared to $2,314,000 during the year ended December 31, 2000, an increase of $3,426,000 or 148.1%. The increase in interest expense was primarily due to increased long-term debt related to the issuance of convertible subordinated notes and the purchase of a new corporate headquarters.

Other Income

        Other income in the year ended December 31, 2001 was $55,000 compared to $579,000 in the year ended December 31, 2000, a decrease of $524,000 or 90.5%. The decrease in other income was due to a decrease in foreign currency translation adjustments in 2001, partially offset by reversal of accumulated other comprehensive income of $163,000 due to the relocation of Cubist's Vancouver operations to its corporate headquarters, which represents a substantial reduction of the Company's investment in its Canadian subsidiary.

Income Tax Benefit

        Income tax benefit in the year ended December 31, 2001, was $34,000 compared to $499,000 in the year ended December 31, 2000, a decrease of $465,000 or 93.2%. The decrease in income tax benefit was due to Cubist no longer qualifying for investment tax credits for increased research and development expenditures related to Cubist's Canadian operations.

Net Loss

        Our net loss for the year ended December 31, 2001 was $69,854,000 compared to $44,301,000 during the year ended December 31, 2000, an increase of $25,553,000 or 57.7%. The increase was primarily due to increased clinical expenses associated with the development of daptomycin; increased costs associated with Cubist's marketing program and increased costs related to additional personnel; and increased costs associated with the addition of 10 medical science liaisons.

Liquidity and Capital Resources

        Since inception, Cubist has financed its operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. The total cash, cash equivalents and investments balance at December 31, 2002 was $151,220,000 compared to $243,135,000 at December 31, 2001.

        We conduct our operations internationally. Consequently, the results of our operations are exposed to movements in foreign currency exchange rates. International operations give rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates.

        On October 26, 2001, Cubist completed the private placement of $125 million of 5.5% convertible subordinated notes (less financing costs of $4,030,978). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5.5% convertible subordinated notes (less financing costs of $1,255,192). Interest is payable on each November 1 and May 1, beginning May 1, 2002. Cubist paid $9,057,998 in interest on these notes during 2002. The notes are subordinated to senior indebtedness and mature on November 1, 2008.

        On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead following the successful completion of Study 9901, the pivotal Phase 3 trial examining the safety and efficacy of Cidecin in the treatment of cSSSI caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase 3 community-acquired pneumonia clinical trials triggered a $3.0 million payment by Gilead. On October 5, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint in the second Phase 3 clinical trial for cSSSIs. In September 2002, Cubist and Gilead mutually agreed to terminate their licensing agreement. As a result of the mutual termination, Cubist recognized $2,000,000 in milestone revenue and $1,700,000 in remaining deferred license fee revenue. Revenues of $5,400,000 and $5,600,000 were recognized in the years ended 2002 and 2001 respectively. There are no future financial obligations relating to this licensing agreement.

        On October 23, 2000, C&T Acquisition Corporation, a subsidiary of Cubist, acquired TerraGen, a natural products discovery company with operations in Vancouver, Canada and Slough, England. Following the acquisition, the name of TerraGen was changed to Cubist Pharmaceuticals Inc. TerraGen conducted its Slough, England operations through a wholly owned subsidiary. With the acquisition, Cubist acquired proprietary technologies and expertise in the area of small molecule drug discovery from natural products. Pursuant to the acquisition, indirectly through C&T Acquisition Corporation, Cubist acquired all of the issued and outstanding common and preferred shares of TerraGen and assumed all of the outstanding options, warrants and convertible debentures of TerraGen, by issuing 334,933 shares of Cubist common stock and causing C&T Acquisition Corporation to issue 178,491 exchangeable shares. All exchangeable shares remaining at October 23, 2002, automatically exchanged for shares of Cubist common stock. This acquisition was accounted for using the pooling-of-interests method of accounting. On December 31, 2002, the Canadian and Terragen subsidiaries and the C&T Acquisition Corporation were liquidated into Cubist Pharmaceuticals, Inc. (U.S.).

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

        On January 29, 2000, Cubist completed a private placement financing with investors and raised net proceeds of $52.0 million by issuing 2,200,000 shares of our common stock at $25.00 per share.

        On January 17, 2000, Cubist's then existing Canadian subsidiary issued a note payable totaling $2,006,667 and warrants to purchase 22,790 shares of common stock. The note payable bore interest at 14.4% and was repayable over 36 months to January 17, 2003. The warrants were exercised in 2000 resulting in gross proceeds of $599,000. In April 2002, the note was paid in full.

        In March 1999, Cubist entered into a term loan agreement with a bank under which Cubist currently is able to borrow up to $10,000,000. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. At December 31, 2002, borrowings outstanding totaled $6,033,493.

        Cubist expects to incur significant additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities as well as continued research and development efforts, and pre-clinical testing and clinical trials. Cubist believes that additional financing may be required to support its planned expenditures. Cubist believes that the funds currently available to the Company will be sufficient to fund operations through at least the next eighteen months.

Commitments

        Cubist's major outstanding contractual obligations relate to convertible notes, a term loan and its facilities leases.

        Cubist has issued an aggregate of $204.0 million in convertible notes. These notes consist of $165.0 million of 5.5% convertible subordinated notes due 2008 and $39.0 million of 8.5% of senior convertible notes issued to John Hancock Life Insurance Company due 2005. Both notes require semi-annual interest payments through maturity.

        In March 1999, Cubist entered into a term loan agreement with a bank under which the Company is able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, Cubist increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. In September 2001, the Company increased the term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (4.05% at December 31, 2002). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected as restricted cash. At December 31, 2002, borrowings outstanding totaled $6,033,493.

        The following summarizes Cubist's contractual obligations, net of sub-lease revenue, at December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	2003	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Financing Obligations:
Senior convertible notes	$3.3	$3.3	$42.3	$—	$—	$—
Subordinated convertible notes	9.1	9.1	9.1	9.1	9.1	174.1
Term loan	2.2	2.1	2.1	—	—	—
Operating leases	(.1)	2.1	1.9	1.8	1.9	17.2

Total contractual obligations	$14.5	$16.6	$55.4	$10.9	$11.0	$191.3
Commercial Commitment
Clinical CRO costs	$7.9	$2.7	$—	$—	$—	$—
Manufacturing and Distribution	9.4	4.1	6.3	5.8	5.8	17.2
Licenses and collaborations	5.6	2.6	4.0	0.2	6.2	17.8

Total commercial commitments	$22.9	$9.4	$10.3	$6.0	$12.0	$35.0

        Cubist is party to research and development as well as license agreements for various technologies. Certain of these agreements contain provisions for future royalties to be paid on commercial sales of products developed from the licensed technologies. This table represents Cubist's best estimates of its current minimum obligations and forecasts.

Critical Accounting Policies and Estimates

        Cubist prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company is required to make certain estimates, judgments and assumptions that affect certain reported amounts and disclosures; actual amounts may differ.

        The policies described below represent those that are broadly applicable to our operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts. Such significant accounting policies are the most critical to aid in fully understanding and evaluating Cubist's reported financial results.

I.    Revenue recognition

        Cubist recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101 (SAB 101). Principal sources of revenue are license fees and milestone payments, which are derived from collaborative agreements with other biotechnology companies.

        Non-refundable license fees are recorded as deferred revenue once received and are recognized ratably over the development period to which they relate. The relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized. As a result, management continually reviews the relevant time period.

        Revenue from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met; the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

        Revenues from research funding are recognized when the services are performed in order to match revenues to expenses incurred. Revenue from Small Business Innovation Research (SBIR) grants to conduct research and development is recognized as eligible costs are incurred up to the funding limit.

II.    Accrued liabilities, specifically the clinical research organization costs

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period reported. Specifically, the Company's management must make estimates of costs incurred to date, but not yet invoiced by external entities such as CROs. Management analyzes the progress of clinical trials, invoices received, and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Actual results may differ from the amount and timing of the accrued balance for any period.

III.  Investments

        All investments are held to maturity, as the intention is to hold these assets in accordance with Cubist's investment policy. However, if the circumstances regarding an investment were to change, such as a change in an investment's external credit rating, Cubist would consider a sale of the related security to minimize any losses. The appropriateness of all investment classifications is reviewed at each reporting date.

IV.  Intangible and long-lived assets

        Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. These assets are amortized over their useful lives. Long-lived assets consist of Cubist's corporate headquarters building which is being depreciated over its estimated useful life. Useful lives are based on management's estimates of the period during which the assets will be used by the Company.

        Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of use of the acquired assets, overall business strategy, and market and economic trends. Future events could cause management to conclude that impairment indicators exist and that certain intangibles assets are impaired.

V.    Income Taxes

        Cubist records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cubist then assesses the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that Cubist determines that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which Cubist operates and the period over which deferred tax assets will be recoverable. Through December 31, 2002, Cubist believes it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, has recorded a valuation allowance against substantially all deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, or FIN 46,"Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the provisions of FIN 46 to have a material effect on its results of operations and financial position.

        In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". This statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 have been included in Note B of the Notes to Consolidated Financial Statements.

        In November 2002, the FASB Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF 00-21 to have a material effect on its results of operations and financial position.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not expect the measurement provisions of FIN 45 to have a material effect on its results of operations and financial position. Pursuant to the Amended and Restated By-Laws of Cubist Pharmaceutical, Inc., Article 8, Cubist officers and directors are indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law while the officer or director is serving or has served at the request of the Corporation. These indemnifications were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded relating to this indemnification as of December 31, 2002.

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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" which required companies to classify gains or losses from the extinguishment of debt as extraordinary items, net of tax. As a result of this new SFAS, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement has not had a material impact on the Company's financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about Cubist's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Cubist is exposed to the impact of interest rate changes and foreign currency fluctuations.

        Cubist currently owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments is held for trading purposes. The investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of these instruments, Cubist does not believe that it has a material exposure to interest rate risk. Cubist does not own derivative financial instruments.

Interest Rate Risk

        Cubist does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose Cubist to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Cubist has not purchased options or entered into swaps, forward or futures contracts. The primary market risk exposure is that of interest rate risk on borrowings under Cubist's credit facility, which are subject to interest rates based on the bank's base rate. A change in the applicable interest rate on this loan would affect the rate at which Cubist could borrow funds. Cubist estimates that the hypothetical loss in earnings for one year of borrowings held at December 31, 2002, resulting from a hypothetical 10% increase in interest rates, would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments.

Foreign Currency Risk

        Cubist faces exposure to adverse movements in foreign currency exchange rates. International revenues and expenses are denominated in foreign currencies. The functional currency of Cubist's United Kingdom subsidiary is the United States dollar. Cubist's international activities are subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on Cubist's overall currency rate exposure at December 31, 2002, a 10% change in foreign exchange rates would have had an immaterial effect on its financial position, results of operations and cash flows. Cubist is not currently involved in any foreign currency hedging transactions.

ITEM 8. FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index To Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Cubist Pharmaceuticals, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 17, 2003

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$53,550,946	$120,322,157
Short-term investments	94,153,699	68,514,144
Accounts receivable	—	100,000
Prepaid expenses and other current assets	1,463,294	1,402,334

Total current assets	149,167,939	190,338,635
Property and equipment, net	48,267,760	48,056,157
Intangible assets, net	3,862,364	5,632,659
Restricted cash	3,250,000	3,250,000
Long-term investments	3,515,255	54,298,378
Other assets	13,459,184	13,258,366

Total assets	$221,522,502	$314,834,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,599,490	$7,336,002
Accrued clinical trial expenses	283,675	6,409,682
Accrued expenses	6,005,383	9,300,084
Deferred revenue	—	5,600,000
Current portion of long-term debt	2,011,161	3,206,760
Current potion of capital lease obligations	—	473,725

Total current liabilities	17,899,709	32,326,253
Deferred revenue	2,500,083	4,300,080
Long-term debt, net of current portion	208,022,332	208,707,284

Total liabilities	228,422,124	245,333,617
Commitments and contingencies (Notes H, J, L and M)
Stockholders' equity (deficit):
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares 2002 and 2001; no shares issued and outstanding 2002 and 2001	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 2002 is 28,702,035 shares; issued and outstanding 2001 is 28,298,566 shares	28,702	28,298
Additional paid-in capital and other	253,519,691	247,508,469
Accumulated deficit	(260,448,015)	(178,036,189)

Total stockholders' equity (deficit)	(6,899,622)	69,500,578

Total liabilities and stockholders' equity (deficit)	$221,522,502	$314,834,195

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000
Research and development revenue	$11,486,309	$14,388,668	$2,254,766
Related party research and development revenue	—	—	2,968,243

Total revenue	11,486,309	14,388,668	5,223,009
Operating expenses:
Research and development	55,900,797	63,686,102	44,638,151
General and administrative	29,106,305	21,827,229	12,112,736

Total operating expenses	85,007,102	85,513,331	56,750,887
Interest income	5,198,594	6,922,293	8,464,211
Interest expense	(13,796,091)	(5,739,860)	(2,314,225)
Other income (expense)	(293,536)	54,514	578,622

Net loss before income taxes	(82,411,826)	(69,887,716)	(44,799,270)
Income tax benefit related to Canadian operations	—	33,559	498,694

Net loss	$(82,411,826)	$(69,854,157)	$(44,300,576)

Basic and diluted net loss per common share	$(2.89)	$(2.49)	$(1.68)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	28,515,435	28,088,435	26, 414,826

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(82,411,826)	$(69,854,157)	$(44,300,576)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on the sale of equipment	184,865	—	(8,600)
Depreciation and amortization	5,174,660	4,984,740	3,562,988
Amortization of debt issuance costs	1,014,767	370,422	81,029
Amortization of deferred compensation	811,556	761,267	723,493
Amortization of premium on investments	2,711,996	143,677	—
Disposal of leasehold improvements	—	672,792	—
Common stock issued for technology milestone	400,000	—	—
Stock based compensation	488,766	105,034	48,054
Forgiveness of note receivable related to common stock	168,750	168,750	168,750
Deemed discount amortization on convertible debentures	311,645	—	353,400
Foreign exchange (gain) loss, net	114,981	278,399	(571,208)
Changes in assets and liabilities:
Accounts receivable	102,533	250,587	11,945
Investment tax credits receivable	—	—	925,600
Prepaid expenses and other current assets	(33,344)	1,101,352	(1,686,028)
Other assets	(1,215,584)	(9,666,635)	(2,129,298)
Accounts payable and accrued expenses	(5,189,177)	11,119,373	8,424,131
Deferred revenue	(7,399,997)	7,399,997	—

Total adjustments	(2,353,583)	17,689,755	9,904,256

Net cash provided by (used for) operating activities	(84,765,409)	(52,164,402)	(34,396,320)

Cash flows from investing activities:
Purchases of property and equipment	(3,925,544)	(12,155,158)	(36,886,604)
Proceeds from the sale of equipment	2,965	—	8,600
Purchase of intangible assets	—	—	(185,332)
Purchases of investments	(138,073,831)	(109,985,546)	(110,706,986)
Maturities and sales of investments	160,505,403	79,871,887	32,444,961
Investments in Syrrx, Inc	—	(300,001)	—

Net cash provided by (used for) investing activities	18,508,993	(42,568,818)	(115,325,361)

Cash flows from financing activities:
Issuance of common stock and warrants, net	2,142,554	2,740,832	145,256,184
Restricted cash	—	(3,250,000)	—
Repayments of long-term debt	(2,854,978)	(1,483,666)	(1,761,207)
Proceeds from long-term debt, net	685,182	170,814,818	41,526,157
Principal payments of capital lease obligations	(473,725)	(452,648)	(684,832)

Net cash provided by (used for) financing activities	(500,967)	168,369,336	184,336,302

Net increase (decrease) in cash and cash equivalents	(66,757,383)	73,636,116	34,614,621
Effect of changes in foreign exchange rates on cash balances	(13,828)	(254,236)	77,049
Cash and cash equivalents at beginning of year	120,322,157	46,940,277	12,248,607

Cash and cash equivalents at end of year	$53,550,946	$120,322,157	$46,940,277

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in exchange for a promissory note	$—	$50,000	$—
Warrants issued with long-term debt	—	—	658,606
Issuance of common stock on conversion of long-term debt	—	2,171,004	1,112,097
Issuance of common stock to ACS Dobfar	2,000,000	—	—
Issuance of common stock to Eli Lilly	$400,000	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			$ Additional Paid-in Capital
	# of Shares Common	$ Common at Par	$ Issuance of Shares	$ Notes Receivable	$ Deferred Compensation	$ Accumulated Deficit	$ Acc. Other Comprehensive Income	$ Stockholders Equity	$ Comprehensive Loss
Balance at December 31, 1999	20,983,510	$20,984	$94,243,062	$(506,250)	$(686,679)	$(63,881,456)	$251,378	$29,441,039	$(23,787,184)

Exercise of stock options and warrants	1,641,448	1,641	3,610,538	—	—	—		3,612,179	—
Shares issued in connection with employee stock purchase plan and 401(k) plan	27,766	28	624,033	—	—	—	—	624,061	—
Issuance of common stock	5,075,000	5,075	141,014,869	—	—	—	—	141,019,944	—
Issuance of common stock upon conversion of convertible debentures	30,176	30	1,112,067	—	—	—	—	1,112,097	—
Deferred compensation related to grant of stock options	—	—	2,115,437	—	(2,115,437)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	723,493	—	—	723,493	—
Stock options cancelled			(43,838)		43,838			—
Forgiveness of promissory notes	—	—	—	168,750	—	—	—	168,750	—
Options granted to non-employees	—	—	48,054	—	—	—	—	48,054	—
Warrants issued in connection with long-term debt	—	—	658,606	—	—	—	—	658,606	—
Net loss	—	—	—	—	—	(44,300,576)	—	(44,300,576)	(44,300,576)
Foreign currency translation adjustments	—	—	—	—	—	—	(87,883)	(87,883)	(87,883)

Balance at December 31, 2000	27,757,900	$27,758	$243,382,828	$(337,500)	$(2,034,785)	$(108,182,032)	$163,495	$133,019,764	$(44,388,459)

Exercise of stock options and warrants	455,062	455	2,400,608	—	—	—	—	2,401,063	—
Shares issued in connection with employee stock purchase plan and 401(k) plan	27,322	27	831,418	—	—	—	—	831,445	—
Issuance of common stock upon conversion of convertible debentures	58,282	58	2,170,946	—	—	—	—	2,171,004
Deferred compensation related to grant of stock options		—	334,722	(50,000)	(224,818)	—	—	59,904
Amortization of deferred compensation	—	—	—	—	761,266	—	—	761,266
Forgiveness of promissory notes		—	—	168,750	—	—	—	168,750	—
Stock-based compensation	—	—	105,034	—	—	—	—	105,034	—
Net loss	—	—	—	—	—	(69,854,157)	—	(69,854,157)	(69,854,157)
Foreign currency translation adjustments	—	—	—	—	—	—	(163,495)	(163,495)	(163,495)

Balance at December 31, 2001	28,298,566	$28,298	$249,225,556	$(218,750)	$(1,498,337)	$(178,036,189)	$—	$69,500,578	$(70,017,652)

Exercise of stock options and warrants	184,345	184	1,244,635	—	—	—	—	1,244,819	—
Shares issued in connection with employee stock purchase plan and 401(k) plan	114,550	115	897,620	—	—	—	—	897,735	—
Issuance of common stock related to business agreements	104,574	105	2,399,895	—	—	—	—	2,400,000	—
Amortization of deferred compensation	—	—	—	—	811,556	—	—	811,556	—
Forgiveness of promissory notes	—	—	—	168,750	—	—	—	168,750	—
Stock-based compensation	—	—	488,766	—	—	—	—	488,766	—
Net loss	—	—	—	—	—	(82,411,826)	—	(82,411,826)	(82,411,826)

Balance at December 31, 2002	28,702,035	$28,702	$254,256,472	$(50,000)	$(686,781)	$(260,448,015)	$—	$(6,899,622)	$(82,411,826)

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc., is a biopharmaceutical company focused on the research, development and commercialization of antiinfective drugs. Cubist is headquartered in Lexington, Massachusetts.

B.    ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Cubist and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates

        Cubist prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company is required to make certain estimates, judgments and assumptions that affect certain reported amounts and disclosures; actual amounts may differ. The policies described below represent those that are broadly applicable to our operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term interest-bearing instruments with initial maturities of three months or less. These investments are carried at cost, which approximates market value.

        Cubist invests its cash equivalents primarily in U.S. Government treasuries and money market funds with financial institutions.

Restricted Cash

        Restricted cash consists of a savings account held in Cubist's name and custodied with a major financial institution. The cash represents a collateral amount required under the Company's bank term loan agreement.

Investments

        Investments, with a maturity of more than three months when purchased, consisted of certificates of deposit, corporate bonds and investment-grade commercial paper at December 31, 2002 and 2001. Investments, which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value. Investment classification detail can be found in Note D in the Notes to Consolidated Financial Statements.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the related asset, commencing once the asset is considered available for use. Estimated lives are generally three years for computer equipment and purchased software, five years for laboratory equipment and furniture and fixtures, and forty years for buildings. Leasehold improvements are stated at cost and are amortized over the lesser of the life of the related lease or the improvement's estimated useful life. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income.

Intangible Assets

        Our intangible assets consist of acquired intellectual property and patents. Intellectual property represents information databases and technological process information. These assets are amortized on a straight-line basis over their estimated useful life of four years. Patent costs are for the fair value of patents obtained through an acquisition transaction. Patent costs are amortized over the lesser of the patent's remaining legal life or its useful life. Amortization of intangible assets is included in research and development expense. Costs to obtain, maintain and defend our patents are expensed as incurred.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, Cubist reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. No provisions for impairment have been recorded to date.

Revenue Recognition

        Cubist has entered into various collaborative agreements with pharmaceutical and biotechnology companies. The terms of the collaborative arrangements can include nonrefundable licensing fees, funding of research and development efforts, payments based on the achievement of certain milestones, and royalties on product sales.

        Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). The Company considers this methodology to be the most appropriate for its business model and current revenue streams. For a milestone to be considered substantive, Cubist requires that substantive effort, both on its behalf, as well as by external parties involved in the research and development activities, be involved in the achievement of the milestone, and that the milestone payments must be reasonable in relation to the effort expended. This determination takes into consideration the level, skill and expertise of personnel involved and other costs incurred.

        Non-refundable license fees received are recorded as deferred revenue once received and are recognized ratably over the development period to which they relate. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases are at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary dependent upon the outcome of clinical trials and the regulatory approval process. As a result, management continually reviews the appropriate time period.

        Revenue from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met; the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

        Revenues from research funding are recognized when the services are performed in order to match revenues to expenses incurred. Revenue from Small Business Innovation Research (SBIR) grants to conduct research and development is recognized as eligible costs are incurred up to the funding limit.

Research And Development

        All research and development costs are expensed as incurred. Research and development expenses consist of compensation, associated fringe benefits, clinical studies, fine chemicals, supplies, facilities, depreciation, outside lab services, non-clinical studies, manufacturing process improvement costs, and other research and development related costs.

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

Investment Tax Credits

        Investment tax credits for research and development expenditures incurred by Cubist's previously existing Canadian operations were recorded as a reduction of tax expense when collection was reasonably assured.

Fair Value of Financial Instruments

        The carrying amounts of Cubist's financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt and capital lease obligations approximates their carrying value. The estimated fair values of long-term debt and capital lease obligations have been determined using current interest rates for similar instruments.

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

Foreign Currency and Interest Rate Risk

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. As deemed appropriate, Cubist may enter into hedging transactions between the U.S. dollar and other foreign currencies. There were no outstanding hedging transactions as of December 31, 2002.

Net Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 2002, 2001 and 2000, options to purchase 4,998,474, 3,471,613 and 2,920,895, shares of common stock, respectively, warrants for 1,478,047, 1,478,359, and 1,578,652, shares of common stock, respectively, and convertible debt and notes payable convertible into 4,106,450, 4,106,450, and 668,969 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

Accounting For Stock Based Compensation

        At December 31, 2002, the company had five stock-based employee compensation plans, which are described more fully in Note K. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net Loss, as reported	$(82,412)	$(69,854)	$(44,301)
Add: Stock-based employee compensation recorded in net loss, as reported	447	511	529
Deducted: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,343)	(25,808)	(16,146)

Pro forma net loss	$(115,308)	$(95,151)	$(59,918)

Earnings per share:
Basic and diluted—as reported	$(2.89)	$(2.49)	$(1.68)

Basic and diluted—pro forma	$(4.04)	$(3.39)	$(2.27)

        The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2002	2001	2000
Expected stock price volatility	100%	88%	87%
Risk free interest rate	4.5%	5.1%	6.2%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	7 years	7 years	7 years

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Foreign Currency

        Prior to October 1, 2000, the functional currency of Cubist's existing subsidiaries, which were located in Canada and United Kingdom, was the Canadian dollar. The remeasurement of the foreign currency balances into the Canadian dollar functional currency was performed as follows, according to the remeasurement method:

  •
  Monetary items are remeasured at the rate of exchange in effect at the balance sheet date;

  •
  Non-monetary items are remeasured at historical exchange rates; and

  •
  Revenue and expense items are remeasured at the average exchange rate prevailing in the period.

        The translation of the Canadian functional currency financial statements into the United States dollar was performed as follows:

  •
  Assets and liabilities were translated at period end exchange rates; and

  •
  Revenues and expenses were translated using the average rates prevailing in the period.

        The resulting effects of foreign currency translation adjustments have been accumulated and are included as other comprehensive income in the statement of stockholders' equity.

        Effective October 1, 2000, the functional currency for all of Cubist's existing subsidiaries was changed to the United States dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the United States dollar.

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

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the provisions of FIN 46 to have a material effect on its results of operations and financial position

        In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". This statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 have been included in the Company's notes to the financial statements for the year ended December 31, 2002.

        In November 2002, the FASB Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF 00-21 to have a material effect on its results of operations and financial position.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not expect the measurement provisions of FIN 45 to have a material effect on its results of operations and financial position. Pursuant to the Amended and Restated By-Laws of Cubist Pharmaceutical, Inc., Article 8, Cubist officers and directors are indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law while the officer or director is serving or has served at the request of the Corporation. These indemnifications were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded relating to this indemnification as of December 31, 2002.

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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" which required companies to classify gains or losses from the extinguishment of debt as extraordinary items, net of tax. As a result of this new SFAS, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement has not had a material impact on the Company's financial statements.

C.    BUSINESS COMBINATIONS

TerraGen Discovery Inc.

        On October 23, 2000, Cubist indirectly through its then existing subsidiary, C&T Acquisition Corporation, acquired all of the issued and outstanding common and preferred shares of TerraGen, and assumed all of the outstanding options, warrants and convertible debentures of TerraGen, by issuing 334,933 shares of Cubist common stock and causing C&T Acquisition Corporation to issue 178,491 exchangeable shares.

        Each common share of TerraGen was exchanged, at the election of the holder, for either 0.021323 exchangeable shares or 0.021323 shares of Cubist common stock and each preferred share was exchanged, at the election of the holder, for either 0.030386 exchangeable shares or 0.030386 shares of Cubist common stock. All exchangeable shares that remained outstanding on October 23, 2002, were automatically exchanged for Cubist common stock. This acquisition was accounted for using the pooling-of-interests method of accounting. The results for the year ended December 31, 1999 were restated to include the balances and results of C&T Acquisition Corporation and TerraGen and its subsidiaries. The financial results for the year ended December 31, 2000 include the results of the previously separate businesses for the nine months ended September 30, 2000 prior to the consummation of the transaction. Revenue and net loss from the previously separate operations of Cubist and TerraGen were revenues of $2,496,247 and $1,760,573 and net loss of $23,171,029 and $3,737,752, respectively in the nine months ended September 30, 2000, which are included in these consolidated financial statements.

D.    INVESTMENTS

        At December 31, 2002 and 2001, all investments were classified as held-to-maturity and carried at amortized cost, including interest receivable. Investments consisted of the following:

	2002	2001
Short-Term:
Corporate Bonds	$89,139,720	$53,897,565
Government Bonds	5,013,979	14,616,579

Total Short-Term:	$94,153,699	$68,514,144

Long-Term:
Corporate Bonds	$—	$30,243,581
Government Bonds	3,515,255	24,054,797

Total Long-Term:	$3,515,255	$54,298,378

        At December 31, 2002, all investments classified as long-term were due to mature in 2004.

        The carrying amounts and estimated fair values of our investments at December 31, 2002 and 2001 were as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$53,550,946	$53,550,946	$120,322,157	$120,322,157
Short-term investments	94,153,699	94,451,841	68,514,144	68,770,048
Long-term investments	3,515,255	3,513,775	54,298,378	54,238,778

Total:	$151,219,900	$151,516,562	$243,134,679	$243,330,983

        Fair values of all marketable securities are based upon quoted market prices.

E.    PROPERTY AND EQUIPMENT

        At December 31, property and equipment consisted of:

	2002	2001
Building	$43,229,306	$41,807,576
Leasehold improvements	4,019,382	4,101,473
Laboratory equipment	9,965,255	8,000,167
Furniture and fixtures	734,116	933,665
Computer equipment	4,382,960	3,291,899

	62,331,019	58,134,780
Less accumulated depreciation and amortization	(14,063,259)	(10,078,623)

Property and equipment, net	$48,267,760	$48,056,157

        Depreciation and amortization expense was $3,646,961, $4,042,359, and $1,634,512, in 2002, 2001 and 2000, respectively.

F.    INTANGIBLE ASSETS

        At December 31, intangible assets consisted of:

	2002	2001
Patents	$4,867,944	$5,132,939
Intellectual property and processes and other intangibles	5,387,631	4,734,013

	10,255,575	9,866,952
Less accumulated amortization-patents	(1,321,199)	(989,562)
accumulated amortization—intellectual property	(5,072,012)	(3,244,731)

Intangible assets, net	$3,862,364	$5,632,659

        Amortization expense was $1,527,699, $942,382, and $1,928,476, in 2002, 2001 and 2000 respectively.

G.    ACCRUED EXPENSES AND ACCRUED CLINICAL TRIAL EXPENSE

        At December 31, accrued expenses consisted of:

	2002	2001
Payroll and benefits	$1,564,600	$1,943,633
Drug development	574,000	3,223,978
Clinical trials	283,675	6,409,682
Interest	2,341,250	2,143,309
Other	1,525,533	1,989,164

Total accrued expense and accrued clinical trial expense	$6,289,058	$15,709,766

        Accrued clinical trial expenses are comprised of amounts owed to third party Clinical Research Organizations (CRO) for research and development work performed on behalf of the Company. At each period end, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO and ensures that the balance is appropriately stated. During 2002, based upon current information received from each CRO, the Company reversed previously recorded accrued clinical trial expense of $3,270,000 by crediting Research and Development expense. The reversal was largely due to the completion and closure of Cubist's community acquired pneumonia Phase 3 clinical trials for Cidecin. Accordingly, the remaining accrued clinical trial expense balance of $284,000 at December 31, 2002 represents the Company's best estimate of amounts owed for clinical trial services performed through that date based on all information available. Such estimates are subject to changes as additional information becomes available.

H.    BUSINESS AGREEMENTS

Manufacturing and Distribution Agreements

        In June 2000, we entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua agreed to manufacture and supply to us bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices, or GMP, standards. Upon completion of the preparation of DSM Capua's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase bulk daptomycin drug substance from DSM subject to a minimal annual quantity requirements over a five-year period, provided that we obtain FDA approval for the commercialization of Cidecin.

        In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of daptomycin and to sell bulk daptomycin exclusively to us for commercial purposes. Under the terms of this agreement, which was amended in February 2003, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with GMP standards. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase bulk daptomycin drug substance from ACS subject to minimal annual quantity requirements over a seven-year period, provided that we obtain FDA approval for the commercialization of Cidecin. We also currently engage ACS to manufacture bulk clinical grade daptomycin drug substance for our clinical trials.

        In April 2000, we entered into an agreement with Abbott Laboratories. Under this agreement, Abbott will supply our finished, vialed formulation of daptomycin, provided that we obtain FDA approval for the commercialization of Cidecin.

        During 2002, 2001 and 2000, Cubist made payments as it related to the above manufacturing and distribution agreements in the aggregate of $4,516,000, $1,617,000 and $2,451,000, respectively, which were recorded to research and development expense and $1,133,000, $1,675,000 and $3,187,000, respectively, which were recorded to other assets.

        The estimated future commitments related to Cubist's manufacturing and distribution agreements are outlined in the table below:

	2003	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Estimated Commitments:
Manufacturing and Distribution	9.4	4.1	6.3	5.8	5.8	17.2

Licensing Agreements

        On July 31, 2002, Cubist entered into a license agreement with Biochemie GmbH for the exclusive worldwide rights to CAB-175, a proprietary compound, for the purpose of developing and commercializing CAB-175. In consideration for such license, Cubist made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. In addition, Cubist will be required to pay royalties to Biochemie on worldwide sales of any drug developed and commercialized from any products derived from this license.

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

        On June 27, 2001, Cubist and Syrrx announced the formation of an antiinfective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the collaboration, the companies expected to accelerate the discovery of novel classes of antibiotics to treat infectious diseases, including those resistant to current therapies. Financial incentives for the collaboration included research and clinical milestones, royalties and an equity investment (accounted for in other assets) in Syrrx by Cubist. The first milestone payment under this agreement was made at December 31, 2001 and was accounted for as research and development expense.

        On November 22, 2000, Cubist and IHMA signed a license agreement to utilize IHMA's expertise and experience in "bridge" oral drug delivery techniques to research, develop and commercialize oral forms of ceftriaxone. In exchange for such license, Cubist paid an undisclosed upfront license fee, which was recorded as research and development expense in 2000, and if certain drug development milestones are achieved, Cubist will pay milestone payments which will be expensed as research and development. Cubist will also be required to pay royalties to IHMA on worldwide sales of any oral formulation of ceftriaxone. In order to expand its rights to utilize IHMA's oral drug delivery technology more broadly to research, develop and commercialize oral forms of antibiotics and antifungals, Cubist entered into a license agreement with the University of Utah on December 31, 2001. In return for a small upfront fee plus possible future milestone and royalty payments, Cubist obtained an exclusive worldwide license to all of University of Utah's rights to the technology.

        On November 6, 2000, Cubist and Emisphere Technologies entered into a research and collaboration agreement to develop an oral formulation of daptomycin. Under the terms of the agreement, Cubist paid a license fee upon execution of the license agreement which was expensed as research and development. On November 7, 2002, the parties amended and restated the agreement to put in place a time and materials framework through which to potentially apply Emisphere's oral drug delivery technology to certain other compounds being developed by Cubist, should Cubist request to do so. The parties are no longer collaborating on the development of oral formulations of daptomycin or daptomycin analogs.

        On November 18, 1999, Cubist entered into a cross-license agreement with Diversa Corporation. Under the terms of the agreement, Cubist granted a co-exclusive worldwide non-royalty bearing license to certain patented technology, subject to certain restrictions. The license may not be sublicensed and Diversa may not use the macrodroplet screening technology for the term of the agreement. Under the agreement, Diversa paid an up front license fee and will pay annual license maintenance fees beginning in 2000, until the patents expire. Cubist is required to repay the license fee if Cubist merges or is acquired prior to November 18, 2004 by a company whose primary business is DNA shuffling. Accordingly, the entire upfront licensing fee was recorded as long term deferred revenue.

        On February 3, 1999, Cubist entered into a research and license agreement with Novartis to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis funded a research program for a period of three years. Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. In February 2003, the collaboration between Cubist and Novartis was completed.

        On November 7, 1997, Cubist entered into a license agreement with Eli Lilly that was amended on October 6, 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999 Cubist issued shares of common stock as a milestone payment pursuant to, and in accordance with, the terms of the agreement. The value of the common stock was recorded as research and development expense. In December 2002, Cubist issued shares of common stock as a milestone payment to Eli Lilly related to Cubist filing its NDA for Cidecin and recorded the value as research and development expense.

        During 2002, 2001 and 2000, Cubist made payments as it related to the above license agreements in the aggregate of $3,942,000, $1,102,000 and $320,000, respectively, which were recorded to research and development expense.

        The estimated future commitments related to Cubist's license and collaboration agreements are outlined in the table below:

	2003	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Commitments:
Licenses and collaborations	5.6	2.6	4.0	0.2	6.2	17.8

Commercialization Agreements

        In October 2002, Cubist and Medison Pharma Ltd., or Medison, signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in Israel and the Palestinian Authority, or PLA, following regulatory approval. Medison paid Cubist an up-front licensing fee and purchased an equity investment in Cubist, on the open market, upon the execution of the agreement. The terms of the agreement require Medison to make an additional payment to Cubist upon the attainment of a certain marketing milestone.

        On January 7, 2001, Cubist and Gilead signed a licensing agreement for the exclusive rights to commercialize Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead paid Cubist upfront licensing fees for Cidecin and for an oral formulation of daptomycin, which were recorded to deferred revenue and were being recognized over the life of the development periods of two years and five years, respectively. In April 2001, Cubist achieved the first milestone in its collaboration with Gilead, following the successful completion of Study 9901, Cubist's pivotal Phase 3 trial examining the safety and efficacy of Cidecin in the treatment of cSSSI caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist for meeting the primary endpoint of the clinical trial. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase 3 community-acquired pneumonia clinical trials triggered a payment to Cubist by Gilead. On October 5, 2001, Gilead paid Cubist for meeting the primary endpoint in the second Phase 3 clinical trial for cSSSI's. All three payments were for substantive milestones and therefore were recorded as revenues in 2001.

        In September 2002, Cubist and Gilead mutually agreed to terminate their licensing agreement. Revenues of $5,400,000 and $5,600,000 were recognized in the years ended 2002 and 2001 respectively. There are no future financial obligations relating to this licensing agreement.

Services Agreements

        In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD has agreed to provide various clinical research services for the Company's endocarditis/bacteremia Phase 3 Cidecin clinical trial. The related costs are being accrued over the life of the clinical trial.

        The estimated future commitments related to Cubist's clinical service agreements are outlined in the table below:

	2003	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Commitments:
Clinical CRO costs	$7.9	$2.7	$—	$—	$—	$—

I.    EQUITY FINANCINGS

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

        On September 23, 1998, Cubist completed a private placement financing with investors and raised approximately $13.6 million (less financing costs of $901,000) by issuing 6,065,560 shares of common stock at $2.25 per share, along with 3,032,783 warrants exercisable for common stock at $2.25 per share. The warrants are exercisable at any time until September 23, 2003. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital. At December 31, 2002, 1,444,446 warrants remained outstanding.

J.    STOCKHOLDERS' EQUITY

Warrants

        In February 2000, Cubist issued a warrant exercisable for 100,000 shares of common stock at $23.875 per share as payment for services provided by an outside consultant. In November 2000, the agreement was modified to allow the exercise of only 10,000 warrants and the remaining 90,000 were cancelled. The 10,000 warrants were exercised during the year ended December 31, 2001.

        In May 1995, Cubist issued a warrant exercisable for 17,142 shares of common stock at $4.20 per share relating to Board of Director compensation. This warrant does not expire until May 2005. The warrant is outstanding at December 31, 2002.

Notes Receivable From Related Parties

        In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. This note had an annual interest rate of 4% and was due on September 25, 2002. The terms of the note provided for the note to be forgiven in three equal annual installments of $168,750, commencing September 2000 contingent upon the Senior Vice President's continued employment. As part of the Senior Vice President's termination of employment, the third installment was forgiven in 2002 and the balance of $168,750 was charged to expense.

        On September 18, 2000, Cubist accepted a promissory note of $250,000 from the Chief Executive Officer. This note had an annual interest rate of 6.15% and was due on March 31, 2002. The note was repaid in full prior to December 31, 2001.

        In December 2001, Cubist accepted a promissory note from the Vice President, General Counsel & Secretary. The aggregate principal amount of this note at December 31, 2002 was $50,000 and was reflected in stockholders' equity as a reduction to paid-in-capital since the proceeds of the note were used to purchase shares of Cubist common stock. This note had an annual interest rate of 3.97% and was due on December 17, 2006. As part of the Vice President's 2002 performance bonus, the note was forgiven.

        In June 2002, Cubist adopted a policy that it will not provide loans to directors, officers or other employees of the Company.

Stock Issuances

        In December 2002, Cubist issued 42,016 shares, valued at $400,000, of unregistered shares to Eli Lilly, pursuant to their licensing agreement. The payment was made relative to achieving the milestone of filing Cubist's NDA for Cidecin.

        In January 2002, Cubist issued to ACS Dobfar SpA 62,558 unregistered shares, valued at $2,000,000, pursuant to their manufacturing and supply agreement.

K.    STOCK OPTIONS

        Under the Cubist 1993 Amended and Restated Stock Option Plan, options to purchase 5,777,426 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2002, there were 276,608 shares available for future grant.

        Under the Cubist 2000 Amended and Restated Equity Incentive Stock Option Plan, options to purchase 1,630,000 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2002, there were 522,444 shares available for future grant.

        Under the Cubist 2001 United Kingdom Stock Option Plan, options to purchase 500,000 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2002, there were 464,166 shares available for future grant.

        Under the Cubist 2002 Directors Stock Option Plan, options to purchase 175,000 shares of Common Stock may be granted to the Board of Directors. The options are generally granted at fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At December 31, 2002, there were 175,000 shares available for future grant.

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

        A summary of the status of Cubist's stock option plans, as of December 31, 2002, 2001 and 2000, and changes during each of the years then ended, is presented below:

	2002		2001		2000
	Number	WAEP* Per Share	Number	WAEP* Per Share	Number	WAEP* Per Share
Balance at January 1	3,471,613	$20.77	2,920,895	$18.75	2,006,829	$5.11
Granted	2,072,560	20.62	1,592,061	29.04	1,316,403	36.09
Exercised	(184,345)	(6.02)	(450,615)	(5.41)	(347,731)	(3.94)
Canceled	(361,354)	(27.71)	(590,728)	(45.55)	(54,606)	(29.57)

Balance at December 31	4,998,474	$20.79	3,471,613	$20.77	2,920,895	$18.75

Weighted average grant-date fair value of options granted during the year:
Exercise price greater than grant date stock fair value		$—		$22.88		$—
Exercise price equals grant date stock fair value		$17.36		$23.46		$26.70
Exercise price less than grant date stock fair value		$—		$23.33		$30.64

*
Weighted-average exercise price

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.007—$1.96	14,978	2.6 years	$1.53	14,978	$1.53
$2.25—$5.00	636,123	5.5 years	3.23	584,217	3.14
$5.25—$7.99	817,792	8.0 years	7.07	262,553	6.14
$8.00—$11.625	857,400	8.0 years	10.32	320,993	11.03
$12.00—$29.87	1,066,699	7.3 years	27.22	520,171	28.39
$30.00—$63.375	1,605,482	7.4 years	36.24	753,901	37.56

	4,998,474	7.3 years	$20.79	2,456,813	$20.39

        Cubist records deferred compensation for stock options issued with exercise prices below the fair value of common stock as of the measurement date. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the stock options. Compensation expense of $811,556, $761,267 and $723,493 was recognized in 2002, 2001 and 2000, respectively.

L.    COMMITMENTS AND CONTINGENCIES

        Cubist leases certain of its facilities under operating lease agreements. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance. In 1993, Cubist provided a security deposit of $100,000 upon execution of the lease related to 24 Emily Street in Cambridge, Massachusetts. The security deposit bears interest in a segregated account, and was partially refunded ($79,000 plus interest) on the fifth anniversary. The lease expense related to 24 Emily Street is offset by a sub-lease commitment that extends through the duration of the lease. In July 2000, Cubist provided a security deposit of $150,000 upon the execution of the lease related to 148 Sidney Street in Cambridge, Massachusetts. The lease expense related to 148 Sidney Street is offset by sub-lease commitments that extend through the duration of the lease. In addition, Cubist also leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in June 2008. Cubist's UK subsidiary has also agreed to lease approximately 30,000 square feet of additional space in Slough, England. The term of the lease is fifteen years following the completion of the facility. Cubist has the right to terminate its existing Slough lease upon three months notice. It is not the Company's intention to simultaneously occupy, two facilities in Slough.

        Future lease payments, net of sub-lease revenue, for non-cancelable leases for the respective years ended December 31 are as follows:

Operating Leases
2003	$(52,058)
2004	2,081,256
2005	1,907,055
2006	1,837,782
2007	1,869,137
Thereafter	17,229,503

Total minimum lease payments	$24,872,675

        Lease payments under operating leases were $2,162,664, $1,577,063, and $906,889 in 2002, 2001 and 2000 respectively.

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2002 and 2001, Cubist entered into limited foreign currency hedging transactions between the U.S. dollar, the European euro and the British pound. At December 31, 2002, Cubist had no outstanding hedging commitments.

M.  LONG TERM DEBT

	2002	2001
Term loan agreement	$6,033,493	$7,359,466
Notes payable to MM Venture Finance Partnership	—	554,578
Senior convertible notes	39,000,000	39,000,000
Subordinated convertible notes	165,000,000	165,000,000

	210,033,493	211,914,044
Less current portion	(2,011,161)	(3,206,760)

Long-term obligation	$208,022,332	$208,707,284

        On October 26, 2001, Cubist completed the private placement of $125.0 million of 5.5% convertible subordinated notes (less financing costs of $4,030,978). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5.5% convertible subordinated notes (less financing costs of $1,255,192). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to Cubist's senior indebtedness. The deferred costs associated with the sale of the notes were $5,286,170 of which $749,527 was amortized to interest expense in 2002.

        On September 8, 2000, Cubist purchased for $34.0 million, a corporate headquarters building in Lexington, Massachusetts. The facility is approximately 88,000 square feet, approximately 55,000 of which is constructed as laboratory space. On September 17, 2001, Cubist relocated to the facility and depreciation expense commenced on this date. To finance the purchase, Cubist issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company. This financing covered the building purchase price of approximately $34.0 million and included $5.0 million for facility improvements. The five-year notes carry a coupon rate of 8.5% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. Cubist retains the right to redeem these notes after three years at 103% of their principal amount outstanding. The deferred costs associated with the sale of the senior convertible notes were $1,324,605 of which $265,239 was amortized to interest expense in both 2002 and 2001.

        On January 17, 2000, Cubist's Canadian subsidiary issued notes payable to MM Venture Finance Partnership, or MM, totaling $2,000,667. The notes payable bore interest at 14.4% and were being repaid over 36 months through January 17, 2003. The assets of the former TerraGen Discovery Inc., including its patents, were pledged as collateral for the loan. In addition, MM received and later exercised warrants to purchase 22,790 shares of common stock for gross proceeds of $606,665. The estimated value of the detachable warrants of $658,606 was recorded as a discount on the notes payable and was amortized to interest expense over the term of the note payable using the effective interest method. In April 2002, the note was paid in full. Upon payment of the loan, the amortization of the detachable warrants was accelerated and $311,644 was recorded as interest expense. Interest expense of $356,275 and $226,237 was recorded in 2002 and 2001, respectively.

        During March 1999, Cubist entered into a term loan agreement with a bank under which Cubist was able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, Cubist increased its term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. In September 2001, Cubist increased its term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (4.05% at December 31, 2002). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected as restricted cash. At December 31, 2002, borrowings outstanding totaled $6,033,493. This agreement contains certain covenants, the most restrictive of which requires Cubist to maintain an unencumbered cash balance, which by definition includes all investments, of at least $73 million.

        At December 31, 2002 payments of principal and interest on existing debt were due as follows:

Fiscal year ending December 31,	Principal	Interest	Total
2003	$2,011,161	$12,603,824	$14,614,985
2004	2,011,161	12,522,359	14,533,520
2005	41,011,171	12,440,897	53,452,068
2006	—	9,075,000	9,075,000
2007	—	9,075,000	9,075,000
Thereafter	165,000,000	9,075,000	174,075,000

Total payments	$210,033,493	$64,792,080	$274,825,573
Less amounts representing interest			(64,792,080)

Total debt			210,033,493
Less current portion			(2,011,161)

Total long term debt			$208,022,332

N.    EMPLOYEE BENEFITS

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the United States are eligible to participate. Participants may contribute up to 50% of their annual compensation to the plan, subject to certain limitations. Cubist has the option to contribute a matching amount in cash of up to 1.5% of a participant's total compensation or $500 annually, whichever is less, or a match in common stock up to 4.5% of a participant's total compensation or 75% of a participant's total contribution annually, whichever is less. Matches distributed in common stock have immediate vesting. Cubist issued 68,317, 10,961, and 14,939 shares of common stock in 2002, 2001 and 2000, respectively, pursuant to this plan. No shares were issued prior to 1999.

        Cubist maintains a Contracted In Money Purchase Scheme for all employees in the United Kingdom. Participants may contribute up to 5% of their annual compensation to the scheme. Cubist matches contributions at a level up to 5% of an employee's salary. Cubist's United Kingdom subsidiary contributed $69,000, $50,000 and $42,000 during 2002, 2001 and 2000, respectively.

        Cubist instituted an employee stock purchase plan in 1998, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The plan allows participants to purchase Cubist common stock, after a pre-determined six-month period, through payroll deductions at a price 15% less than the lower of the closing price for the beginning or ending date of the purchase period. The plan allows for the issuance of 250,000 shares of common stock to eligible employees. During 2002, 2001 and 2000, Cubist issued 46,233, 16,361 and 12,827 shares of common stock, respectively, pursuant to this plan.

O.    INCOME TAXES

        Based on Cubist's current financial status, realization of Cubist's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset and the related valuation allowance are as follows:

	2002	2001
Deferred income tax assets:
Net operating loss carryforwards	$64,706,995	$29,703,786
Research and development costs	29,435,587	38,359,711
Tax credit carryforwards	7,611,792	5,036,990
Deferred revenues	(1,002,370)	3,957,629
Other, net	1,517,255	1,289,816

Total deferred tax assets	102,269,259	78,347,932
Valuation allowance	(102,269,259)	(78,347,932)

Net deferred tax assets	$—	$—

        The effective rate differs from the statutory rate of 34% due to the following:

	2002	2001	2000
Federal	(34.0)%	(34.0)%	(34.0)%
State	(6.4)%	(6.1)%	(5.4)%
Foreign Rate Differential	(0.3)%	(0.6)%	0.5%
Foreign Investment Tax Credit	(0.0)%	(0.0)%	(1.1)%
Research and development tax credit	(1.2)%	(1.3)%	(2.0)%
Valuation Allowance	41.1%	41.1%	40.3%
Other	0.8%	0.9%	0.6%

Effective Tax Rate	(0.0)%	(0.0)%	(1.1)%

        At December 31, 2002, Cubist has federal net operating loss carryforwards of approximately $148.1 million, which begin to expire in 2007, state net operating loss carryforwards of $147.9 million, which begin to expire in 2002, and $12.0 million of foreign net operating loss carryforwards which begin to expire in 2004. Of the $102.3 million valuation allowance at December 31, 2002, $5.0 million relates to the tax benefit of the exercise of stock options. This amount will result in an increase in Additional Paid in Capital upon realization of these losses. Cubist also has federal and state credit carryforwards of $5,753,000, and $2,816,000, respectively, which begin to expire in 2008.

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

P.    SEGMENT INFORMATION

        Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs. The majority of the Company's revenues are generated within the U.S.

        The following summary discloses tangible long-lived assets, net of accumulated depreciation and amortization, by location:

	Domestic	International	Consolidated
Year Ended December 31, 2002
Long-lived assets	$46,550,178	$1,717,582	$48,267,760
Year Ended December 31, 2001
Long-lived assets	$46,999,353	$1,056,804	$48,056,157
Year Ended December 31, 2000
Long-lived assets	$38,727,698	$1,414,382	$40,142,080

Q.    SUBSEQUENT EVENTS

        On February 10, 2003, Cubist issued 714,286 shares of common stock upon the exercise of 1,111,112 warrants issued in connection with the private placement financing completed on September 23, 1998. Such warrants were exercisable at $2.25 per share or pursuant to a standard cashless net issue provision. All of the 714,286 shares were issued upon cashless net issue exercise pursuant to which the holder of such warrants surrendered the right to acquire 396,826 additional shares of Cubist stock.

R.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains Statement of Operations information for each quarter of 2002 and 2001. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2002
Total revenues	$2,319	$2,327	$5,752	$1,088
Net loss	$(19,487)	$(21,176)	$(16,996)	$(24,752)
Net loss per share	$(0.69)	$(0.74)	$(0.60)	$(0.87)
2001
Total revenues	$2,379	$3,349	$5,089	$3,572
Net loss	$(17,603)	$(16,832)	$(13,553)	$(21,866)
Net loss per share	$(0.63)	$(0.60)	$(0.48)	$(0.77)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the sections captioned "Proposal No. 1—Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2003. Such information is incorporated herein by reference. Information with respect to executive officers may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K.

        In 2002, our board of directors adopted a Code of Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer, other Officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is attached as an exhibit to this annual report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2003. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required with respect to this item may be found in the sections captioned "Principal Stockholders", "Executive Compensation-Equity Compensation Plans" and "Proposal No. 1—Election of Directors" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2003. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2003. Such information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Cubist is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

        Cubist also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

        Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)
Documents Filed As Part Of Form 10-K

1. Financial Statements.

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Accountants

  •
  Balance Sheets as of December 31, 2002 and 2001

  •
  Statements of Operations for the years ended December 31, 2002, 2001 and 2000

  •
  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

  •
  Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

  •
  Notes to Financial Statements

2. Financial Statement Schedule

        None.

        Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3. List of Exhibits

3.1	Restated Certificate of Incorporation of Cubist (incorporated by reference to Exhibit 3 to Cubist's Quarterly Report on Form 10-Q filed on August 12, 1999) (File no. 000-21379)
3.2	Amended and Restated By-Laws of Cubist, as amended to date. (Exhibit 3.4, Registration No. 333-6795)
4.1	Specimen certificate for shares of common stock
4.3	Rights Agreement, dated as of July 21, 1999 between Cubist and BankBoston, N.A. as Rights Agent (incorporated by reference to Exhibit 99.1 to Cubist's Report on Form 8-K filed on July 30, 1999) (File No. 000-21379)

4.4	First Amendment dated as of March 7, 2000 to the Rights Agreement, dated as of July 21, 1999 between Cubist and Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to Cubist's Registration Statement on Form 8-A/A filed on March 9, 2000) (File No. 000-21379)
10.1	Employment Agreement between Cubist and Scott M. Rocklage, dated June 20, 1994. (Exhibit 10.3, Registration No. 333-6795)
**10.1	Amended and Restated 1993 Stock Option Plan. (Exhibit 10.6, Registration No.333-6795)
10.2	Lease Agreement between Cubist and Stimpson Family Trust, dated April 30, 1993, regarding 24 Emily Street, Cambridge, MA., as amended by the First Amendment to Lease, dated September 19, 1994. (Exhibit 10. 13, Registration No.333-6795)
10.3	Amended and Restated Stockholders Rights Agreement by and among Cubist and the parties signatory thereto. (Exhibit 10.20, Registration No. 333- 6795)
10.4	Master Lease Agreement between Cubist and Transamerica Business Credit, dated as of February 14, 1997. (Exhibit 10.33, Annual Report on Form 10- K, filed March 20, 1998, File No. 000-21379)
†10.5	License Agreement, dated November 7, 1997, between Cubist and Eli Lilly. (Exhibit 10.3, Amendment to Quarterly Report on Form 10-Q/A, filed October 22, 1998, File No. 000-21379)
**10.6	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
**10.7	1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
10.8	Registration Rights Agreement, dated as of September 10, 1998 between Cubist and each person listed on Exhibit A thereto (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)
10.9	Common stock Purchase Warrants, dated September 23, 1998, executed by Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)
10.10	Collaborative Research and License Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 13, 1999, File No. 000-21379)
10.11	Stock Purchase Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed May 13, 1999, File No. 000-21379)
**10.12	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)

**10.13	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
†10.14	Manufacturing and Supply Agreement, entered into as of June 22, 2000, by and between Cubist and DSM Capua S.p.A (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.15	Services Agreement, entered into as of June 22, 2000, by and between Cubist and Gist-brocades Holding A.G. (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.16	Development and Supply Agreement, dated April 3, 2000, by and between Cubist and Abbott Laboratories (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.17	Clinical Services Master Agreement, dated December 1, 1999, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.49, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.18	Exhibit A to the Clinical Services Master Agreement, dated December 21, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.50, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.19	Exhibit B to the Clinical Services Master Agreement, dated April 12, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.51, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.20	Exhibit C to the Clinical Services Master Agreement, dated April 18, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.52, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.21	Exhibit D to the Clinical Services Master Agreement, dated May 10, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.53, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.22	Exhibit E to the Clinical Services Master Agreement, dated October 17, 2000, by and between Cubist and Omnicare Clinical Research, Inc. f/k/a IBAH, Inc. (Exhibit 10.54, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.23	Contract of Monitoring Services, dated January 10, 2000, between Cubist and Clindev (Proprietary) Limited (Exhibit 10.55, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.24	First Amendment to Contract of Monitoring Services, dated June 22, 2000, between Cubist and Clindev (Proprietary) Limited (Exhibit 10.56, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)

†10.25	Second Amendment to Contract of Monitoring Services, dated December 20, 2000, between Cubist and Clindev (Proprietary) Limited (Exhibit 10.57, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.26	Contract Research Agreement, dated as of August 1, 2000, by and between Target Research Associates, Inc. and Cubist (Exhibit 10.58, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.27	Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company and Cubist (Exhibit 10.59, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.28	Note Purchase Agreement, dated September 8, 2000, by and between Cubist and the Purchasers listed on Schedule 1 thereto (Exhibit 10.60, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.29	Registration Rights Agreement, dated as of September 8, 2000, by and between John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited, Investors Partner Life Insurance Company and Cubist (Exhibit 10.61, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.30	Senior Convertible Promissory Note R-1, dated September 8, 2000, by and between Cubist and John Hancock Life Insurance Company (Exhibit 10.62, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.31	Senior Convertible Promissory Note R-2, dated September 8, 2000, by and between Cubist and John Hancock Life Insurance Company (Exhibit 10.63, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.32	Senior Convertible Promissory Note R-3, dated September 8, 2000, by and between Cubist and John Hancock Life Insurance Company (Exhibit 10.64, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.33	Senior Convertible Promissory Note R-4, dated September 8, 2000, by and between Cubist and John Hancock Variable Life Insurance Company (Exhibit 10.65, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.34	Senior Convertible Promissory Note R-5, dated September 8, 2000, by and between Cubist and Hare & Co. (Exhibit 10.66, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.35	Senior Convertible Promissory Note R-6, dated September 8, 2000, by and between Cubist and Investors Partner Life Insurance Company (Exhibit 10.67, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)

†10.36	Research & Development Collaboration and Option Agreement, dated as of October 4, 2000, by and between Cubist and Emisphere Technologies, Inc. (Exhibit 10.68, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.37	License Agreement, dated as of November 22, 2000, by and between Cubist and International Health Management Associates, Inc. (Exhibit 10.69, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.38	Patent Cross-License Agreement, dated as of November 18, 1999, by and between TerraGen Discovery Inc. and Diversa Corporation (Exhibit 10.70, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.39	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.40	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.41	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
†10.42	Marketing, Distribution and Development Agreement by and between Cubist and Gilead Sciences, Inc., dated as of January 6, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 15, 2001, File No. 000-21379)
10.43	Master Services Agreement by and between Cubist and Quintiles, Inc., dated as of April 25, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)
†10.44	Work Order 1 by and between Cubist and Quintiles, Inc., dated as of June 7, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)
†10.45	Collaboration Agreement by and between Cubist and Syrrx, Inc., dated as of June 27, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)
†10.46	Agreement by and between Cubist and Albany Molecular Research, Inc., dated as of July 30, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.47	Indenture by and between Cubist and The Bank of New York, dated as of October 26, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.48	Note, dated October 26, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.49	Registration Rights Agreement by and among Cubist and the Initial Purchasers, dated as of October 26, 2001 (Exhibit 10.4, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)

10.50	Purchase and Sale Agreement, by and between Spaulding and Slye Hayden Woods LLC and Cubist, dated as of July 28, 2000 (Exhibit 10.61, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
10.51	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.52	Manufacturing and Supply Agreement, dated as of September 30, 2001, by and between Cubist and ACS Dobfar S.p.A. (Exhibit 10.63, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.53	Screening Service Agreement, dated as of December 7, 2001, by and between Cubist and Cetek Corporation (Exhibit 10.64, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.54	License Agreement, dated as of December 27, 2001, by and between Cubist and the University of Utah (Exhibit 10.65, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.55	First Amendment to Collaborative Research and License Agreement, dated as of February 4, 2002, by and between Cubist and Novartis Pharma AG (Exhibit 10.66, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
**10.56	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
**10.57	2002 Directors' Stock Option Plan (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
†10.58	License Agreement, dated as of July 31, 2002, by and between Cubist and Biochemie GmbH (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
*10.59	First Addendum to License Agreement between International Health Management Associates, Inc. and Cubist, dated as of September 27, 2002
**10.60	Retention Letter, dated as of January 20, 2003, by and between Cubist and Michael W. Bonney
**10.61	Retention Letter, dated as of January 20, 2003, by and between Cubist and Francis Tally, M.D.
**10.62	Retention Letter, dated as of January 20, 2003, by and between Cubist and Barry I. Eisenstein, M.D.
**10.63	Retention Letter, dated as of January 20, 2003, by and between Cubist and Oliver Fetzer, Ph.D.
**10.64	Retention Letter, dated as of January 20, 2003, by and between Cubist and David W.J. McGirr
**10.65	Retention Letter, dated as of January 20, 2003, by and between Cubist and Christopher D.T. Guiffre
**10.66	Transition Agreement, dated Feburary 25, 2003, between the Company and Scott M. Rocklage

*10.67	Second Amendment to Manufacturing and Supply Agreement, dated as of February 12, 2003, by and between Cubist and ACS Dobfar S.p.A.
10.68	Counterpart Agreement to Lease, dated February 20, 2002, between Slough Trading Estate Limited and Cubist Pharmaceuticals (UK) Limited and Cubist.
10.69	Form of Employee Confidentiality Agreement
10.70	2002 Stock in Lieu of Cash Compensation Plan
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Amended and Restated Audit Committee Charter
99.4	Compensation Committee Charter
99.5	Corporate Governance Committee Charter
99.6	Amended and Restated Corporate Governance Guidelines
99.7	Code of Conduct and Ethics

Any of the above-listed Exhibits containing parenthetical information are incorporated by reference from the Company's filing indicated next to the title of such exhibit. All other above listed exhibits are filed herewith.

†
Confidential Treatment granted.

*
Confidential Treatment requested.

**
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report

(B)
Current Reports on Form 8-K

        There were no Current Reports on Form 8-K during the fourth quarter.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.
By:	/s/ SCOTT M. ROCKLAGE Scott M. Rocklage, Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT M. ROCKLAGE Scott M. Rocklage	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 24, 2003
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003
/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 24, 2003
/s/ BARRY M. BLOOM Barry M. Bloom	Director	March 24, 2003
/s/ JOHN K. CLARKE John K. Clarke	Director	March 24, 2003
/s/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	March 24, 2003
/s/ WALTER R. MAUPAY Walter R. Maupay	Director	March 24, 2003
/s/ JOHN L. ZABRISKIE John L. Zabriskie	Director	March 24, 2003

CERTIFICATION

I, Scott M. Rocklage, certify that:

1.
I have reviewed this annual report on Form 10-K of Cubist Pharmaceuticals, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ SCOTT M. ROCKLAGE Scott M. Rocklage Chairman and Chief Executive Officer

CERTIFICATION

I, David W.J. McGirr, certify that:

1.
I have reviewed this annual report on Form 10-K of Cubist Pharmaceuticals, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

c)
.    presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ DAVID W.J. MCGIRR David W.J. McGirr Senior Vice President and Chief Financial Officer