Form 10-Q
period 2003-03-31
CUBIST PHARMACEUTICALS INC
filed 2003-05-15
CIK 912183

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer
          (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

         As of May 14, 2003 there were 29,545,801 shares outstanding of Cubist's common stock, $0.001 per value per share.

================================================================================

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

  ITEM                                                                                                    PAGE
 NUMBER                                                                                                  NUMBER
--------                                                                                                 ------

PART I.     FINANCIAL INFORMATION

  Item 1.   Consolidated Unaudited Financial Statements

                    Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002..................x

                    Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002................................................................................x

                    Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002................................................................................x

                    Notes to the Consolidated Unaudited Financial Statements................................x

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........x

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................x

  Item 4.   Controls and Procedures.........................................................................x

PART II.    OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds.......................................................x

  Item 6.   Exhibits and Reports on Form 8-K................................................................x

                          CUBIST PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                             March 31,        December 31,
                                                               2003              2002
                                                          ---------------   -----------------

                                 ASSETS

Current assets:
   Cash and cash equivalents.........................     $    37,745,870   $      53,550,946
   Short-term investments............................          76,128,198          94,153,699
   Prepaid expenses and other current assets.........           2,847,872           1,463,294
                                                          ---------------   -----------------
      Total current assets...........................         116,721,940         149,167,939
Property and equipment, net.........................           47,945,230          48,267,760
Intangible assets, net..............................            3,483,420           3,862,364
Restricted cash.....................................            3,250,000           3,250,000
Long-term investments...............................           12,053,403           3,515,255
Other assets........................................           13,199,349          13,459,184
                                                          ---------------   -----------------
   Total assets.....................................      $   196,653,342   $     221,522,502
                                                          ===============   =================

               LIABILITIES AND STOCKHOLDERS' EQUITY    (DEFICIT)

Current liabilities:
   Accounts payable..................................     $     2,732,659   $       9,599,490
   Accrued clinical trial expenses...................             532,284             283,675
   Accrued expenses..................................           7,638,862           3,664,133
   Accrued interest..................................           3,781,250           2,341,250
   Current portion of long-term debt.................           2,011,161           2,011,161
   Current portion of capital lease obligations......             117,438                  --
                                                          ---------------   -----------------
      Total current liabilities......................          16,813,654          17,899,709
Deferred revenue.....................................           2,500,083           2,500,083
Long-term debt, net of current portion...............         207,519,555         208,022,332
Long-term capital lease obligations, net of current
 portion.............................................             289,749                  --
                                                          ---------------   -----------------
      Total liabilities..............................         227,123,041         228,422,124
Stockholders' equity (deficit):
   Preferred stock, non-cumulative; convertible,
    $0.001 par value; Authorized 5,000,000 shares; no
    shares issued and outstanding 2003 and 2002......                  --                  --
   Common stock, $.001 par value; authorized
    50,000,000 shares; 29,594,196 and 28,702,035
    shares issued and outstanding as of
    March 31, 2003 and December 31,2002,
    respectively.....................................              29,594              28,702
   Additional paid-in capital and other..............         254,940,427         253,519,691
   Accumulated deficit...............................        (285,439,720)       (260,448,015)
                                                          ---------------   -----------------
      Total stockholders' equity (deficit)...........         (30,469,699)         (6,899,622)
                                                          ---------------   -----------------
        Total liabilities and stockholders' equity
         (deficit)...................................     $   196,653,342   $     221,522,502
                                                          ===============   =================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                             FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     ---------------------------------------
                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          2003                  2002
                                                    -----------------    -------------------

    Sponsored research revenues.................    $         357,153    $         2,319,728

    Operating expenses:
        Research and development................           15,888,812             13,495,414
        Sales and marketing.....................            2,329,209              1,498,984
        General and administrative..............            4,198,136              5,353,336
                                                    -----------------    -------------------
           Total operating expenses.............           22,416,157             20,347,734

    Interest income.............................              666,923              1,477,302
    Interest expense............................           (3,411,710)            (3,255,091)
    Other income (expense)                                   (187,913)               317,927
                                                    -----------------    -------------------

    Net loss....................................    $     (24,991,704)   $       (19,487,868)
                                                    =================    ===================

    Basic and diluted net loss per common
     share......................................               ($0.85)                ($0.69)
                                                    =================    ===================

    Weighted average number of common shares for
     basic and diluted net loss per common
     share......................................           29,230,160             28,406,410
                                                    =================    ===================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                     -----------------------------------
                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2003                2002
                                                                     ----------------    ---------------
Cash flows from operating activities:
    Net loss....................................................     $    (24,991,704)   $   (19,487,868)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss on the sale of equipment...............................                   --              4,109
    Depreciation and amortization...............................            1,484,056          1,385,668
    Amortization of debt issuance costs.........................              256,230            241,212
    Amortization of premium on investments......................              608,508                 --
    Amortization of deferred compensation.......................              197,764            163,788
    Stock-based compensation....................................               26,639            767,086
    Forgiveness of note receivable related to common stock......               50,000            168,750
    Realized foreign exchange (gain) loss, net..................               54,342            (75,761)
Changes in assets and liabilities:
    Accounts receivable.........................................                   --           (149,108)
    Prepaid expenses and other current assets...................           (1,391,473)           (21,938)
    Other assets................................................                3,604            265,426
    Accounts payable and accrued expenses.......................           (1,186,064)        (2,941,524)
    Deferred revenue............................................                   --         (1,400,001)
                                                                     ----------------    ---------------
    Total adjustments...........................................              103,606         (1,592,293)
                                                                     ----------------    ---------------
    Net cash used for operating activities......................          (24,888,098)       (21,080,161)
                                                                     ----------------    ---------------
Cash flows from investing activities:
    Purchases of property and equipment.........................             (804,680)        (1,465,367)
    Proceeds from the sale of equipment.........................                   --              3,800
    Purchases of investments....................................          (21,684,155)       (47,097,924)
    Maturities and sales of investments.........................           30,563,000         21,880,660
                                                                     ----------------    ---------------
    Net cash provided by (used for) investing activities........            8,074,165        (26,678,831)
                                                                     ----------------    ---------------
Cash flows from financing activities:
    Issuance of common stock and exercise of warrants...........            1,147,224          1,028,297
    Repayments of long-term debt................................             (502,778)          (120,803)
    Proceeds from long-term debt................................                   --            685,182
    Proceeds from sale/leaseback of equipment...................              407,187                 --
    Repayments of capital lease obligations.....................                   --           (367,107)
                                                                     ----------------    ---------------
    Net cash used for financing activities......................            1,051,633          1,225,569
                                                                     ----------------    ---------------
Net decrease in cash and cash equivalents.......................          (15,762,300)       (46,533,423)
Effect of changes in foreign exchange rates on cash balances....              (42,776)           (21,638)
Cash and cash equivalents, beginning of period..................           53,550,946        120,322,157
                                                                     ----------------    ---------------
Cash and cash equivalents, end of period........................     $     37,745,870    $    73,767,096
                                                                     ================    ===============

Supplemental non-cash investing and financing activities:
    Issuance of common stock to ACS Dobfar......................                   --          2,000,000

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. ("Cubist") is a biopharmaceutical company focused on the research, development and commercialization of antiinfective drugs. Cubist is headquartered in Lexington, Massachusetts.

B. ACCOUNTING POLICIES

BASIS OF PRESENTATION

        These unaudited consolidated financial statements should be read in conjunction with Cubist's annual report on Form 10-K for the fiscal year ended December 31, 2002 and the financial statements and footnotes included therein. In the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Cubist and its wholly owned subsidiary. Cubist's accounting policies are described in the Notes to the Consolidated Financial Statements in Cubist's 2002 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year.

NET LOSS PER COMMON SHARE

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share because potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. At March 31, 2003 and 2002, options to purchase 5,241,261 and 4,199,039 shares of common stock, respectively, warrants to purchase 366,935 and 1,478,359 shares of common stock, respectively, and convertible debt and notes payable convertible into 4,106,450 and 4,106,450 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        Cubist has several stock-based compensation plans. Cubist applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for qualifying options granted to its employees under its plans and applies Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value-based method of accounting had been used.

        If compensation for employee options had been determined based on SFAS 123, Cubist's pro forma net loss, and pro forma net loss per share for the three months ending March 31, would have been as follows:

                                                                                      THREE MONTHS
                                                                                          ENDED
                                                                                        MARCH 31,
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         --------------------------------------
                                                                                   2003                    2002
                                                                         --------------        ----------------
   Reported net loss...................................................  $      (24,992)       $        (19,488)

   Add:  Stock-based compensation recorded in net loss, as reported.                198                     164

   Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
   effects.............................................................          (6,191)                (15,136)
                                                                         --------------        ----------------

   Pro forma net loss..................................................  $      (30,985)       $        (34,460)
                                                                         ==============        ================

   Reported basic and diluted loss per share...........................  $        (0.85)       $          (0.69)
                                                                         ==============        ================

   Pro forma basic and diluted loss per share..........................  $        (1.06)       $          (1.21)
                                                                         ==============        ================

        The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method. The following weighted-average assumptions were used:

                                                      2003            2002
                                                      ----            ----
   Expected stock price volatility                    100%            100%
   Risk free interest rate                            3.6%            4.5%
   Expected annual dividend yield per share             0%              0%
   Expected life of options                          7 years        7 years

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, or FIN 46,"Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of FIN 46 have not had a material effect on the company's results of operations and financial position.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The provisions of FIN 45 have not had a material effect on the Company's results of operations and financial position. Pursuant to the Amended and Restated By-Laws of Cubist Pharmaceutical, Inc., Article 8, Cubist officers and directors are indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law while the officer or director is serving or has served at the request of the Corporation. These indemnifications were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002.

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

C.  GUARANTEES

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

        Under its charter, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person's serving or having served as an officer or director of Cubist or having served, at Cubist's request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party's involvement with Cubist but only as to those claims arising from such person's role as an officer or director. Cubist has separate indemnification agreements with certain of its officers and directors that do not provide any greater coverage than that found in the charter provisions. The maximum potential amount of future payments that Cubist could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, Cubist has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Any indemnification provisions entered into prior to December 31, 2002 were grandfathered under the provisions of FIN 45.

        Cubist enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions Cubist generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Cubist's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments Cubist could be required to make under these indemnification provisions is unlimited. Cubist has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, Cubist has no liabilities recorded for these agreements as of March 31, 2003.

D. BUSINESS AGREEMENTS

MANUFACTURING AND DISTRIBUTION AGREEMENTS

        During the three months ended March 31, 2003 and 2002, Cubist made payments under its manufacturing and distribution agreements with ACS Dobfar SpA, Abbott Laboratories, and DSM (as fully described in Form 10K) of $958,000 and $104,000, respectively, which were recorded as research and development expense and $103,000 and $0, respectively, which were recorded as other assets.

LICENSING AGREEMENTS

        On July 31, 2002, Cubist entered into a license agreement with Biochemie GmbH for the exclusive worldwide rights to CAB-175, a proprietary compound, for the purpose of developing and commercializing CAB-175. In consideration for such license, Cubist made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. In addition, Cubist will be required to pay royalties to Biochemie on worldwide sales of any drug developed and commercialized from any products derived from this license. During the three months ended March 31, 2003, Cubist recorded an accrual for $2,600,000 to Biochemie for milestones met and additional development work completed.

        On June 27, 2001, Cubist and Syrrx, Inc. ("Syrrx") announced the formation of an antiinfective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the collaboration, the companies expected to accelerate the discovery of novel classes of antibiotics to treat infectious diseases, including those resistant to current therapies. Financial incentives for the collaboration included research and clinical milestones, royalties and an equity investment (accounted for in other assets) in Syrrx by Cubist. The first milestone payment under this agreement was made at December 31, 2001 and was accounted for as research and development expense. As a result of Cubist's decision to discontinue its target based drug discovery program, the parties have ceased work under this collaboration and have commenced discussions to formally terminate the relationship. Cubist recorded an impairment charge of $134,000 during the three months ended March 31, 2003 relating to the equity investment in Syrrx based upon pricing derived from a recent round of financing. The equity investment at March 31, 2003 after the impairment charge was $166,000.

        On February 3, 1999, Cubist entered into a research and license agreement with Novartis to use Cubist's proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis funded a research program for a period of four years. Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. In February 2003, the collaboration between Cubist and Novartis was completed.

        On November 7, 1997, Cubist entered into a license agreement with Eli Lilly that was amended on October 6, 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999 Cubist issued shares of common stock as a milestone payment pursuant to, and in accordance with, the terms of the agreement. The value of the common stock was recorded as research and development expense. In December 2002, Cubist issued shares of common stock as a milestone payment to Eli Lilly related to Cubist filing its New Drug Application for Cidecin and recorded the value as research and development expense.

        During the three months ended March 31, 2003 and 2002, Cubist made payments as it related to its various license agreements (as fully described in Cubist's Form 10K), in the aggregate of $459,000 and $469,000, respectively, which were recorded as research and development expense.

COMMERCIALIZATION AGREEMENTS

        In September 2002, Cubist and Gilead Sciences, Inc. mutually agreed to terminate their licensing agreement for the European commercialization of Cidecin. Revenues of $0 and $1,400,000 were recognized in the three months ended March 31, 2003 and 2002 respectively. There are no future financial obligations relating to this licensing agreement.

E.  STOCKHOLDERS' EQUITY

        In the first quarter of 2003, a charge was taken for the accelerated vesting of options for Cubist's CEO related to his anticipated transition from that position in June 2003. The one time related charge to general and administrative expense in the quarter was $109,000.

        On March 7, 2003, Cubist filed a shelf registration statement on Form S-3 to register the offering on a delayed or continuous basis of $75.0 million of common stock. As of May 14, 2003, the registration statement has not yet become effective.

NOTES RECEIVABLE FROM RELATED PARTIES

        In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. This note had an annual interest rate of 4% and was to become due on September 25, 2002. The terms of the note provided for the note to be forgiven in three equal annual installments of $168,750, commencing September 2000 contingent upon the Senior Vice President's continued employment. As part of the Senior Vice President's termination of employment on March 15, 2002, the third installment was forgiven and the note was cancelled. In addition, the vesting of unvested stock options was accelerated and an associated expense of $598,000 was recognized in March 2002.

F. ACCRUED CLINICAL TRIAL EXPENSE

        Accrued clinical trial expenses are comprised of amounts owed to third party Clinical Research Organizations (CRO) for research and development work performed on behalf of Cubist. At each period end, Cubist evaluates the accrued clinical trial expense balance based upon information received from each CRO and ensures that the balance is appropriately stated. The accrued clinical trial expense balance of $532,000 at March 31, 2003 represents Cubist's best estimate of amounts owed for clinical trial services performed through March 31, 2003 based on all information available. Such estimates are subject to change as additional information becomes available.

G. INTANGIBLE  ASSETS

At March 31, intangible assets consisted of:

                                                                                 THREE MONTHS
                                                                                     ENDED
                                                                                   MARCH 31,
                                                                         2003                  2002
                                                                    ---------------       ---------------
       Patents                                                      $     4,892,120       $     5,094,109
       Intellectual property and processes and other intangibles          5,363,455             5,564,790
                                                                    ---------------       ---------------
                                                                         10,255,575            10,658,899
       Less:   Accumulated amortization - patents                        (1,408,700)           (1,084,634)
               Accumulated amortization - intellectual property          (5,363,455)           (4,324,272)
                                                                    ---------------       ---------------
       Intangible assets, net                                       $     3,483,420       $     5,249,993
                                                                    ===============       ===============

Amortization expense was $378,944 and $391,057 for the three months ended March 31, 2003 and 2002, respectively.

H.  RESTRUCTURING EXPENSES

        Cubist incurred $1,033,000 in restructuring expenses during the three months ended March 31, 2003 related to the reduction of 23 employees in the research organization. This expense is comprised of severance and outplacements benefits of $866,000 and $167,000 of salary expense in Q1 2003 related to the eliminated positions. This restructuring was related to ongoing efforts to focus Cubist on the activities related to the commercialization of daptomycin.

I.  CAPITAL LEASE ARRANGEMENTS

        During the first quarter of 2003, Cubist entered into a sale/leaseback arrangement with General Electric Capital Corporation ("GE Capital") to finance lab equipment up to the value of $2,000,000. The transaction will be accounted for as a capital lease. $407,000 of lab assets were sold to GE Capital in the first quarter of 2003 and were leased back to Cubist. The equipment is leased for a period of 42 months.

J.  TERM LOAN

        In April 2003, Cubist's term loan with Fleet National Bank was repaid in full and was replaced by a term loan with Citizens Bank of Massachusetts. As a result, restricted cash of $3,250,000, which was held by Fleet National Bank as cash collateral, has been released to Cubist. The term loan with Citizens Bank allows Cubist to borrow up to $5,000,000. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrue at the bank's LIBOR rate plus 2.75%. Borrowings under the facility are collateralized by all of Cubist's assets other than intellectual property. This agreement contains certain covenants, the most restrictive of which requires Cubist to maintain an unencumbered cash balance, which by definition includes all investments, of at least $50 million.


                           FORWARD-LOOKING STATEMENTS

        This quarterly report contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the Section "Risk Factors" in Cubist's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The forward-looking statements contained herein represent our judgment as of the date of this quarterly report, and Cubist cautions readers not to place undue reliance on such statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.

        Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

                - our ability to use our research and development and technology platforms to identify potential product candidates;
                - our expectations regarding selection of clinical development candidates;
                - our expectations regarding clinical trials and development time lines;
                - whether we will receive, and the potential timing of, regulatory approvals or clearances to market potential products;
                -   the continuation of our collaborations with our partners;
                -   our ability to manufacture products on a commercial scale;
                - our expectation regarding our ability to commercialize products in the coming years;
                - our future capital requirements and our ability to finance our operations;
                -   the timing of new product launches; or
                - our expectations regarding business conditions generally and growth in the biopharmaceutical industry and overall economy.

        Many factors could affect our actual financial results, or could cause these actual results to differ materially from those in these forward-looking statements. These factors include, but are not limited to, the following:


                -   unanticipated increases in financing and operating costs;
                - general economic or business conditions being less favorable than expected;
                - our history of operating losses and uncertainty of future financial results;

                - legislative or regulatory changes adversely affecting Cubist or the biopharmaceutical industry generally;
                - our inability to further identify, develop and achieve commercial success for new products and technologies;
                - the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials;
                - the risk that research and development may not result in marketable products;
                - the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates;
                - our dependence upon pharmaceutical and biotechnology collaborations;
                -   competition and risk of technological obsolescence;
                - our ability to obtain and defend patents and protect trade secrets;
                - the levels and timing of payments under our collaborative agreements;
                - uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all;
                -   our ability to manufacture products on a commercial scale;
                    or
                -   our ability to protect our proprietary technologies.

        Cubist(R), Cidecin(R), NatChem(TM), NatGen(TM) and VITA(TM) are our trademarks. This quarterly report contains trademarks and trade names of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Cubist Pharmaceutical, Inc. ("Cubist") is a biopharmaceutical company focused on the research, development and commercialization of antiinfective drugs.

        In December 2002, Cubist filed a New Drug Application, or NDA, with the United States Food & Drug Administration, or FDA, for its lead investigational antibiotic Cidecin for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Gram-positive organisms. Cidecin is the first antibiotic in a new class of drug candidates called lipopeptides and attacks bacteria through a novel mechanism of action. Cidecin has demonstrated the ability IN VITRO to rapidly kill virtually all clinically significant Gram-positive bacteria, including those resistant to current therapies. In February 2003, the FDA accepted the Cidecin NDA and granted the filing priority review status, indicating that Cidecin, if approved, would represent a therapeutic advance over existing medicines, and established a target date to act on the NDA filing by June 20, 2003.

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

        Cubist is also developing an oral formulation of the antibiotic ceftriaxone, or OCTX, which is currently available only in an intravenous formulation and marketed by Hoffmann-La Roche under the brand name Rocephin(R). We have developed a capsule version of this formulation and are continuing pre-clinical studies to determine the suitability of this formulation for human clinical development.

        Additionally, Cubist uses its natural products and other technologies to identify novel pharmaceutical compounds.

        Since Cubist's incorporation, it has experienced significant net losses. Cubist has an accumulated deficit of $285.4 million through March 31, 2003. Cubist expects to incur significant additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities as well as continued research and development efforts, and pre-clinical testing and clinical trials.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

RESEARCH AND DEVELOPMENT REVENUES

Total research and development revenues for the three months ended March 31, 2003 were $357,000 compared to $2,320,000 in the three months ended March 31, 2002.

                                                                      THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------------------
                                                               2003             2002            % CHANGE
                                                            ----------      -------------     ------------
         Novartis - Collaboration Revenues                  $  248,000      $     862,000            (71.2%)
         Gilead Sciences - License Fee                              --          1,400,000             (100%)
         SBIR Grants                                           109,000             58,000             87.9%
                                                            -----------     -------------     ------------
         Total Revenues                                     $  357,000      $   2,320,000            (84.6%)
                                                            ===========     =============     ============

        The decrease in revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was mainly attributable to the mutual termination, in September 2002, of a European commercialization agreement with Gilead Sciences as well as the completion of a research collaboration with Novartis in February 2003.

OPERATING EXPENSES

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                      2003                   2002                % CHANGE
                                                 ---------------        ---------------        -------------
      Research and Development                   $    15,889,000        $    13,496,000                 17.7%
      Sales and Marketing                              2,329,000              1,499,000                 55.4%
      General and Administrative                       4,198,000              5,353,000               (21.6)%
                                                 ---------------        ----------------       ---------------
      Total Operating Expenses                   $    22,416,000        $    20,348,000                 10.2%
                                                 ===============        ================       ===============

        The $2,394,000 increase in research and development expense is mainly due to a $1,500,000 milestone expense to BioChemie for completion of a successful CAB-175 dosing study in humans and additional expenses of approximately $1,100,000 for additional development work, as well as a restructuring of the research group, which in total eliminated 23 positions in the US and the UK subsidiary. The total research restructuring costs were approximately $1,000,000 in the three months ended March 31, 2003. In addition, expenses related to clinical studies significantly decreased quarter over quarter.

        The increase in sales and marketing expense of $830,000 relates to $560,000 of salesforce development expenses incurred in the three months ended March 31, 2003 and $270,000 of expenses incurred in marketing in the first quarter of 2003 related to medical meetings held by external consultants.

        The $1,155,000 reduction in general and administrative expense mainly relates to a charge of $767,000 for the expenses related to the termination of employment of one of Cubist's former Executive Officers.

 INTEREST AND OTHER INCOME AND EXPENSE

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ---------------------------------
                                                                    2003                2002
                                                                -------------      --------------
                 Interest Income                                $     667,000      $    1,477,000
                 Interest Expense                                  (3,412,000)         (3,255,000)
                 Other Income (Expense)                              (188,000)            318,000
                                                                -------------      --------------

                 Total Other Income (Expense)                   $  (2,933,000)     $   (1,460,000)
                                                                =============      ==============

        Interest income decreased year over year by $810,000 due to the decrease in ending cash, cash equivalents and investments as well as the decrease in interest rates from the same period prior year.

        Other Expense in the three months ended March 31, 2003 consisted of an other than temporary impairment of Cubist's investment in Syrrx from $300,000 to $166,000, based on the pricing derived from a round of financing that

Syrrx completed in the first quarter of 2003, as well as $54,000 of foreign exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, Cubist has financed its operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues and interest earned on invested capital. Our total cash, cash equivalents and investments, excluding restricted cash, at March 31, 2003 was $125,927,000 compared to $221,797,000 at March 31, 2002.

        In March 1999, the Company entered into a term loan agreement with Fleet National Bank under which we could borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased our term loan by $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility were to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings accrued at the bank's LIBOR rate (4.25% at March 31, 2003). In September 2001, we increased our term loan by $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. The facility was collateralized by all capital equipment purchased with the funds under the term loan and a minimum cash collateral amount of $3,250,000. This cash collateral amount is reflected as restricted cash in the financial statements contained herein. In April 2002, the term loans were consolidated and were to be paid over a 48-month period. In April 2003, the loan was repaid in full and replaced by a term loan with Citizens Bank of Massachusetts (see Footnote J).

        In April 2003, Cubist entered into a term loan with Citizens Bank under which the company may borrow up to $5,000,000. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrue at the bank's LIBOR rate plus 2.75%. Borrowings under the facility are collateralized by all Cubist's assets other than intellectual property. The equipment is leased for a period of 42 months.

        During the first quarter of 2003, Cubist entered into a leasing arrangement with GE Capital to finance lab equipment up to the value of $2,000,000. The transaction will be accounted for as a capital lease. $407,000 of lab assets were sold to GE Capital in the first quarter of 2003 and were leased back to Cubist.

        On March 7, 2003, Cubist filed a shelf registration statement on Form S-3 to register the offering on a delayed or continuous basis of $75.0 million of common stock. As of May 14, 2003, the registration statement has not yet become effective.

COMMITMENTS AND CONTINGENCIES

        Our major outstanding contractual obligations relate to our convertible notes, our term loans and our facilities leases.

        The aggregate outstanding principal of our convertible notes is $204,000,000. These notes consist of $165,000,000 of 5 1/2% convertible subordinated notes due 2008, and $39,000,000 of 8 1/2% senior convertible notes due 2005. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

        The aggregate outstanding amount of our commercial commitments is $118,800,000. These commitments represent maximum payments based on current operating forecasts. Certain of these commitments could be lessened if changes to our operating forecast occur in the future.

        The following summarizes Cubist's contractual obligations and commercial commitments as of March 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in the future periods:

                                                LAST NINE
                                                MONTHS OF                                                          2008 AND
                                                  2003           2004        2005            2006       2007      THEREAFTER
                                              -------------    --------    --------        -------    -------     ------------
                                                                               (IN MILLIONS)
CONTRACTUAL OBLIGATIONS:
    Senior convertible notes                  $         1.7    $     3.3   $     42.3      $      --  $      --   $         --
    Subordinated convertible notes                      9.1          9.1          9.1            9.1        9.1          174.1

    Term loan                                           1.7          2.2          2.1             --         --             --
    Operating leases                                    0.1          2.1          1.9            1.8        1.9           17.2
                                              -------------    ---------   ----------      ---------  ---------   ------------
      Total contractual obligations           $        12.6    $    16.7   $     55.4      $    10.9  $    11.0   $      191.3
COMMERCIAL COMMITMENTS:

    Clinical CRO costs                        $         4.2    $     2.7   $       --      $      --  $      --   $         --
    Manufacturing and Distribution                     13.4          6.6          8.8            8.2       10.7           29.7
    Licenses and collaborations                         3.6          2.6          4.0            0.2        6.3           17.8
                                              -------------    ---------   ----------      ---------  ---------   ------------
      Total commercial commitments            $        21.2    $    11.9   $     12.8      $     8.4  $    17.0   $       47.5

        Cubist believes that its existing cash resources, existing capital resources, projected interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements as currently planned through the next 15 months. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources, interest income and future revenues due under our collaborative agreements will be sufficient to fund our operating expenses and capital requirements during that period.


CRITICAL ACCOUNTING POLICIES

        In Cubist's Form 10-K for the year ended December 31, 2002, the company disclosed its critical accounting policies and estimates upon which Cubist's financial statements are derived. There have been no changes to these policies since December 31, 2002. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, or FIN 46,"Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of FIN 46 have not had a material effect on the company's results of operations and financial position.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The provisions of FIN 45 have not had a material effect on the Company's results of operations and financial position. Pursuant to the Amended and Restated By-Laws of Cubist Pharmaceutical, Inc., Article 8, Cubist officers and directors are indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law while the officer or director is serving or has served at the request of the Corporation. These indemnifications were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in information affecting Cubist's market risk since the end of the fiscal year ended December 31, 2002 as described in Item 7A of Cubist's Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Cubist is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

        99.1 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

        A current report on Form 8-K was filed by Cubist with the Securities and Exchange Commission on February 20, 2003 pursuant to Item 9 with respect to Cubist's press release and transcript of the conference call relating to its fourth quarter and full year results for 2002.

                                   SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CUBIST PHARMACEUTICALS, INC.

May 14, 2003                              By:

                                          /s/ David W.J. McGirr
                                          ------------------------------------
                                          David W.J. McGirr,
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)

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

Date:  May 14, 2003


/s/ Scott M. Rocklage, Ph.D.
------------------------------------
Scott M. Rocklage, Ph.D.
Chairman and Chief Executive Officer

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

Date:  May 14, 2003


/s/ David W.J. McGirr
--------------------------
David W.J. McGirr
Senior Vice President and
Chief Financial Officer