Form 10-Q/A
period 2001-09-30
CUBIST PHARMACEUTICALS INC
filed 2003-06-06
CIK 912183

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1  TO

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-21379

CUBIST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3192085
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

65 HAYDEN AVENUE
LEXINGTON, MASSACHUSETTS 02421
(Address of principal executive offices)

(781) 860-8660
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

As of November 14, 2001, there were 28,281,886 shares outstanding of Cubist’s common stock, $0.001 per value per share.

Explanatory Note

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2001 to amend Item 2 and Item 6 and to revise Exhibit 10.1, all in response to comments we received from the Securities and Exchange Commission relating to our request for confidential treatment of certain information contained in Exhibit 10.1.

This report amends Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” to add the following sentence relating to the aggregate milestone payment obligations of the Registrant under a collaborative research and license agreement between the Registrant and Albany Molecular Research, Inc.:

“The aggregate milestone obligations that could be payable by Cubist under the agreement is equal to $6,500,000.”

In addition, this report revises Exhibit 10.1 to disclose additional portions of such exhibit that we previously had redacted and amends Item 6 to reflect the filing of the revised exhibit with this report.

Except as noted herein, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 remains as originally filed with the Securities and Exchange Commission on November 14, 2001.  All information in this Amendment No. 1 is as of September 30, 2001 and does not reflect any subsequent information or events other than the change referred to above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) THE COMPANY’S ABILITY TO SUCCESSFULLY COMPLETE PRODUCT RESEARCH AND DEVELOPMENT, INCLUDING PRE-CLINICAL AND CLINICAL STUDIES AND COMMERCIALIZATION, (II) THE COMPANY’S ABILITY TO OBTAIN REQUIRED GOVERNMENTAL APPROVALS, (III) THE COMPANY’S ABILITY TO ATTRACT AND/OR MAINTAIN MANUFACTURING, SALES, DISTRIBUTION AND MARKETING PARTNERS,(IV) THE COMPANY’S ABILITY TO DEVELOP AND COMMERCIALIZE ITS PRODUCTS BEFORE ITS COMPETITORS, AND (V) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS “LIKELY”, “WILL”, “SUGGESTS”, “MAY”, “WOULD”, “COULD”, “SHOULD”, “EXPECTS”, “ANTICIPATES”, “ESTIMATES”, “PLANS”, “PROJECTS”, “BELIEVES”, OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). YOU ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISK S AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION “RISK FACTORS” IN CUBIST’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT CUBIST’S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND CUBIST CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

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

In June 2000, Cubist entered into a services agreement with Gist-Brocades Holding A.G. (DSM), an affiliated company of DSM Capua, pursuant to which DSM has agreed to provide supervisory and advisory services to Cubist relating to the equipping of the manufacturing facility at DSM Capua. Cubist has also entered into a manufacturing and supply agreement with DSM Capua pursuant to which DSM Capua has agreed to manufacture and supply to Cubist bulk daptomycin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM Capua is required to prepare its manufacturing facility in Italy to manufacture bulk daptomycin drug substance in accordance with Good Manufacturing Practices standards. Under the terms of the service agreements, Cubist began making a series of scheduled payments to DSM over a five year period beginning in 2000 in order to reimburse DSM for certain costs incurred by DSM Capua of approximately $7.5 million in connection with the preparation, testing and validation of its manufacturing facility. As of September 30, 2001, Cubist has reimbursed $3,526,000 of these costs to DSM Capua. These costs are being recorded as other assets and will be amortized upon completion of the facility and commencement of manufacturing daptomycin for commercial purposes. In addition, in consideration for the implementation of the Cubist technology in the facility by DSM Capua, Cubist has agreed to make milestone payments of $1,400,000 to DSM if specific phases of technical development of the scaled up manufacturing process to be used in this manufacturing facility are completed within specified periods of time. Cubist is accruing these estimated milestone payments over the expected duration of the preparation work and recorded research and development expense of $246,000 and $704,000 in the nine months ended September 30, 2001 and 2000, respectively. Upon completion of the preparation of DSM Capua’s manufacturing facility and a determination by the FDA that the manufacturing facility complies with Good Manufacturing Practices standards, Cubist will purchase minimum annual quantities of bulk daptomycin drug substance from DSM over a five-year period beginning in 2002.

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

On January 7, 2001, Cubist and Gilead Sciences, Inc. signed a licensing agreement for the exclusive rights to commercialize Cubist’s investigational antibacterial drug Cidecin and an oral formulation of daptomycin in 16 European countries following regulatory approval. Gilead has paid Cubist an up-front licensing fee of $10 million for Cidecin and $3 million for an oral formulation of daptomycin, which were recorded to deferred revenue and are being recognized over the life of the development period of 2 years and 5 years, respectively. Accordingly, revenue of $4,200,000 was recognized in the nine months ended September 30, 2001. Cubist is entitled to receive additional cash payments of up to $31 million upon achievement of certain clinical and regulatory milestones. Revenue from milestone payments which are substantive and whose achievement was not reasonably assured at the inception of the agreement is recognized once a milestone is achieved. Gilead will also pay Cubist a fixed royalty on net sales. Cubist will continue to be responsible for worldwide clinical development of Cidecin, while Gilead will be responsible for any regulatory filings in the covered territories. Gilead’s sales force will market the products in Europe.

On April 10, 2001, Cubist achieved the first milestone in its collaboration with Gilead Sciences, Inc., following the successful completion of Study 9901, Cubist’s pivotal Phase III trial examining the safety and efficacy of its investigational antibiotic Cidecin in the treatment of complicated skin and soft tissue infection caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist $1.25 million for meeting the primary endpoint of the clinical trial, which was recorded as revenue. On September 6, 2001, the completion of enrollment in the first of two Cidecin Phase III community-acquired pneumonia clinical trials triggered a $3.0 million payment to Cubist by Gilead, which was recorded as revenue.

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

On June 27, 2001, Cubist and Syrrx, Inc., announced the formation of anti-infective drug discovery collaboration. The joint effort will use Syrrx and Cubist technologies for the high-throughput characterization of novel anti-infective drug targets and rational drug design. As a result of the collaboration, the companies expect to accelerate the discovery of novel classes of antibiotics to treat infectious diseases, including those resistant to current therapies. Financial incentives for the collaboration include research and clinical milestones, royalties and an equity investment in Syrrx by Cubist. This investment will be accounted for under the cost method of accounting.

On July 30, 2001, we entered into a collaborative research and license agreement with Albany Molecular Research, Inc. to identify novel anti-infective drug candidates. Under this agreement, Albany Molecular Research would receive fees from Cubist for the achievement of specific clinical and regulatory milestones as well as royalties on sales of any commercial products that result from the collaboration. The aggregate milestone obligations that could be payable by Cubist under the agreement is equal to $6,500,000.

On October 26, 2001, we completed the private placement of $125 million of 5.5% Convertible Subordinated Notes. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to our senior indebtedness.

Cubist has granted the initial purchasers a 45-day option to purchase an additional $50 million in aggregate principal amount of notes. The notes are convertible into Cubist’s common stock at a conversion price of $47.20 per share, subject to adjustment in certain circumstances. Cubist has agreed to file a registration statement for the resale of the notes and common stock issuable upon conversion of the notes within 60 days after the closing of the offering.

Proceeds from the Rule 144A offering will be used to advance the clinical trials and commercialization strategy of Cubist’s investigational antibiotic Cidecin, the Company’s oral ceftriaxone pre-clinical program, the oral daptomycin pre-clinical program, the lipopeptide drug discovery program, the continued development and use of the natural products, VITA functional genomics and ChemInformatics technologies, and for working capital and general corporate purposes.

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

During March 1999, we entered into a term loan agreement with a bank under which we are able to borrow up to $1,500,000 to finance fixed asset purchases. In March 2000, we increased the term loan by an additional $2,000,000 to finance leasehold improvements and fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 2000. Interest on the borrowings is at the bank’s LIBOR rate (5.92% at September 30, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan. At September 30, 2001, borrowings outstanding totaled $2,040,000.

In September 2001, we increased the term loan by an additional $6,500,000 to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank’s LIBOR rate (5.92% at September 30, 2001). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3,250,000 through March 31, 2002. Thereafter the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount is reflected in Other Assets. At September 30, 2001, there were no borrowings outstanding.

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

RECENT PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company’s financial statements has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of.” SFAS 144 applies to all long—lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

*10.1	Agreement by and between Cubist and Albany Molecular Research, Inc. dated as of July 30, 2001

10.2	Indenture by and between Cubist and The Bank of New York dated as of October 26, 2001

10.3	Note dated October 26, 2001

10.4	Registration Rights Agreement by and among Cubist and the Initial Purchasers dated as of October 26, 2001

*	Filed herewith (all other exhibits not so marked were previously filed with the Quarterly Report on Form 10-Q, filed on November 14, 2001).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

Dated June 6, 2003	By:	/s/ SCOTT M. ROCKLAGE
Scott M. Rocklage
Chairman and Chief Executive Officer

I, Scott M. Rocklage, Chairman and Chief Executive Officer of Cubist Pharmaceuticals, Inc., certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q/A of Cubist Pharmaceuticals, Inc.; and

2.                                       Based on my knowledge, this Quarterly Report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: June 6, 2003

/s/ Scott M. Rocklage
Scott M. Rocklage
Chairman and Chief Executive Officer

I, David W.J. McGirr, Senior Vice President and Chief Financial Officer of Cubist Pharmaceuticals, Inc., certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q/A of Cubist Pharmaceuticals, Inc.; and

2.                                       Based on my knowledge, this Quarterly Report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: June 6, 2003

/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer