Form 10-K/A
period 2001-12-31
CUBIST PHARMACEUTICALS INC
filed 2003-06-06
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

(781) 860-8660
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
(TITLE OF EACH CLASS)

NASDAQ NATIONAL MARKET
(NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Securities Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, or the Common Stock, held by non-affiliates of the registrant as of March 15, 2002 was approximately $537,685,914, based on 26,750,543 shares held by such non-affiliates at the closing price of a share of Common Stock of $20.10 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding shares of Common Stock) owned 1,744,908 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 15, 2002 was 28,495,451.

Explanatory Note

The Registrant is filing this Amendment No.1 to its Annual Report on Form 10-K to amend Item 14 and to revise Exhibits 10.63, 10.64, 10.65 and 10.66 in response to comments we received from the Securities and Exchange Commission relating to our request for confidential treatment of certain information contained in such exhibits.  This report amends Item 14 to reflect the filing of the revised exhibits with this report and also revises such exhibits to disclose additional portions of such exhibits that we previously had redacted.

Except as noted herein, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 remains as originally filed with the Securities and Exchange Commission on March 29, 2002.  All information in this Amendment No. 1 is as of December 31, 2001 and does not reflect any subsequent information or events other than the changes referred to above.

ITEM 14.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)                              Documents Filed As Part f Form 10-K

1.                                      FINANCIAL STATEMENTS.

The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

•                  Report of Independent Accountants

•                  Balance Sheets as of December 31, 2001 and 2000

•                  Statements of Operations for the years ended December 31, 2001, 2000 and 1999

•                  Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

•                  Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

•                  Notes to Financial Statements

2.                                      FINANCIAL STATEMENT SCHEDULE

None.

Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3.                                      LIST OF EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to Cubist’s Quarterly Report on Form 10-Q filed on August 12, 1999) (File no. 000-21379)

3.2	Amended and Restated By-Laws of the Registrant, as amended to date. (Exhibit 3.4, Registration No. 333-6795)

4.1	Specimen certificate for shares of Common Stock (incorporated by reference to Exhibit 3.4 to Cubist’s Registration Statement on Form S-1) (Registration No. 333-6795)

4.2

Rights Agreement, dated as of July 21, 1999 between Cubist and BankBoston, N.A. as Rights Agent (incorporated by reference to Exhibit 99.1 to Cubist’s Report on Form 8-K filed on July 30, 1999) (File No. 000-21379)

4.3

First Amendment dated as of March 7, 2000 to the Rights Agreement, dated as of July 21, 1999 between Cubist and Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to Cubist’s Registration Statement on Form 8-A/A filed on March 9, 2000) (File No. 000-21379)

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

10.54	Master Services Agreement by and between Cubist and Quintiles, Inc., dated as of April 25, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)

+10.55	Work Order 1 by and between Cubist and Quintiles, Inc., dated as of June 7, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)

+10.56	Collaboration Agreement by and between Cubist and Syrrx, Inc., dated as of June 27, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)

+10.57	Agreement by and between Cubist and Albany Molecular Research, Inc., dated as of July 30, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)

10.58	Indenture by and between Cubist and The Bank of New York, dated as of October 26, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)

10.59	Note, dated October 26, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)

10.60	Registration Rights Agreement by and among Cubist and the Initial Purchasers, dated as of October 26, 2001 (Exhibit 10.4, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)

10.61	Purchase and Sale Agreement, by and between Spaulding and Slye Hayden Woods LLC and Cubist, dated as of July 28, 2000 (Exhibit 10.61 to Annual Report on Form 10-K, filed March 29, 2002)

10.62	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62 to Annual Report on Form 10-K, filed March 29, 2002)

*+10.63	Manufacturing and Supply Agreement, dated as of September 30, 2001, by and between Cubist and ACS Dobfar S.p.A.

*+10.64	Screening Service Agreement, dated as of December 7, 2001, by and between Cubist and Cetek Corporation

*+10.65	License Agreement, dated as of December 27, 2001, by and between Cubist and the University of Utah

*+10.66	First Amendment to “Collaborative Research and License Agreement,” dated as of February 4, 2002, by and between Cubist and Novartis Pharma AG

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

*                                         Filed herewith (all other exhibits not so marked were previously filed as indicated or on March 29, 2002 with the Annual Report on Form 10-K).

+                                         Confidential Treatment granted.

(B)                                No current reports on Form 8-K were filed during the fourth quarter, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2003	CUBIST PHARMACEUTICALS, INC.

	By:	/s/ SCOTT M. ROCKLAGE

Scott M. Rocklage, Ph.D. Chairman and Chief Executive Officer

CERTIFICATION

I, Scott M. Rocklage, Chairman and Chief Executive Officer of Cubist Pharmaceuticals, Inc., certify that:

1.                                       I have reviewed this Annual Report on Form 10-K/A of Cubist Pharmaceuticals, Inc.; and

2.                                       Based on my knowledge, this Annual Report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: June 6, 2003

/s/ SCOTT M. ROCKLAGE
Scott M. Rocklage Chairman and Chief Executive Officer

CERTIFICATION

I, David W.J. McGirr, Senior Vice President and Chief Financial Officer of Cubist Pharmaceuticals, Inc., certify that:

1.                                       I have reviewed this Amendment Annual Report on Form 10-K/A of Cubist Pharmaceuticals, Inc.; and

2.                                       Based on my knowledge, this Annual Report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: June 6, 2003

/s/ DAVID W.J. MCGIRR
David W.J. McGirr Senior Vice President and Chief Financial Officer