Form 10-Q/A
period 2002-06-30
CUBIST PHARMACEUTICALS INC
filed 2003-06-06
CIK 912183

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-21379

CUBIST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3192085
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

65 HAYDEN AVENUE
LEXINGTON, MASSACHUSETTS 02421
(Address of principal executive offices)

(781) 860-8660
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 13, 2002 there were 28,563,321 shares outstanding of Cubist’s common stock, $0.001 per value per share.

Explanatory Note

The Registrant is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2002 to amend Item 6 and to revise Exhibit 10.3 in response to comments we received from the Securities and Exchange Commission relating to our request for confidential treatment of certain information contained in such exhibit.  This report amends Item 6 to reflect the filing of the revised exhibit with this report and revises Exhibit 10.3 to disclose additional portions of such exhibit that we previously had redacted.

Except as noted herein, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 remains as originally filed with the Securities and Exchange Commission on August 14, 2002.  All information in this Amendment No. 1 is as of June 30, 2002 and does not reflect any subsequent information or events other than the changes referred to above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

10.1	Amended and Restated 2000 Equity Incentive Plan

10.2	2002 Directors’ Stock Option Plan

*10.3	License Agreement, dated as of July 31, 2002, by and between Cubist Pharmaceuticals, Inc. and Biochemie GmbH

99.1	Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith (all other exhibits not so marked were previously filed with the Quarterly Report on Form 10-Q, filed on August 14, 2002).

(b)           REPORTS ON FORM 8-K

A current report on Form 8-K was filed by Cubist with the Securities and Exchange Commission on June 14, 2002, with respect to the results of matters submitted to the stockholders for a vote at Cubist’s annual meeting held on June 13, 2002.

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