Form 10-K/A
period 2002-12-31
CUBIST PHARMACEUTICALS INC
filed 2003-06-06
CIK 912183

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 28, 2002 was approximately $264,794,266, based on 28,139,667 shares held by such non-affiliates at the closing price of a share of common stock of $9.41 as reported on the Nasdaq National Market on such date. The number of outstanding shares of common stock of Cubist on March 14, 2003 was 29,594,196.

Explanatory Note

The Registrant is filing this Amendment No.1 to its Annual Report on Form 10-K to amend Item 15 and to revise Exhibits 10.59 and 10.67 in response to comments we received from the Securities and Exchange Commission relating to our request for confidential treatment of certain information contained in such exhibits.  This report amends Item 15 to reflect the filing of the revised exhibits with this report and also revises such exhibits to disclose additional portions of such exhibits that we previously had redacted.

Except as noted herein, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 remains as originally filed with the Securities and Exchange Commission on March 28, 2003. All information in this Amendment No. 1 is as of December 31, 2002 and does not reflect any subsequent information or events other than the changes referred to above.

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

•                  Report of Independent Accountants

•                  Balance Sheets as of December 31, 2002 and 2001

•                  Statements of Operations for the years ended December 31, 2002, 2001 and 2000

•                  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•                  Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

•                  Notes to Financial Statements

2.      Financial Statement Schedule

None.

Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3.      List of Exhibits

3.1	Restated Certificate of Incorporation of Cubist (incorporated by reference to Exhibit 3 to Cubist’s Quarterly Report on Form 10-Q filed on August 12, 1999) (File no. 000-21379)
3.2	Amended and Restated By-Laws of Cubist, as amended to date. (Exhibit 3.4, Registration No. 333-6795)
4.1	Specimen certificate for shares of common stock (Exhibit 4.1, Annual Report on Form 10-K, filed March 28, 2002)
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

10.1	Employment Agreement between Cubist and Scott M. Rocklage, dated June 20, 1994. (Exhibit 10.3, Registration No. 333-6795)
x10.1	Amended and Restated 1993 Stock Option Plan. (Exhibit 10.6, Registration No.333-6795)
10.2

Lease Agreement between Cubist and Stimpson Family Trust, dated April 30, 1993, regarding 24 Emily Street, Cambridge, MA., as amended by the First Amendment to Lease, dated September 19, 1994. (Exhibit 10.13, Registration No.333-6795)

10.3	Amended and Restated Stockholders Rights Agreement by and among Cubist and the parties signatory thereto. (Exhibit 10.20, Registration No. 333-6795)
10.4	Master Lease Agreement between Cubist and Transamerica Business Credit, dated as of February 14, 1997. (Exhibit 10.33, Annual Report on Form 10-K, filed March 20, 1998, File No. 000-21379)

†10.5	License Agreement, dated November 7, 1997, between Cubist and Eli Lilly. (Exhibit 10.3, Amendment to Quarterly Report on Form 10-Q/A, filed October 22, 1998, File No. 000-21379)
x10.6	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
x10.7	1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
10.8

Registration Rights Agreement, dated as of September 10, 1998 between Cubist and each person listed on Exhibit A thereto (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)

10.9	Common stock Purchase Warrants, dated September 23, 1998, executed by Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)
10.10	Collaborative Research and License Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 13, 1999, File No. 000-21379)
10.11	Stock Purchase Agreement between Cubist and Novartis Pharma AG, dated as of February 3, 1999 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed May 13, 1999, File No. 000-21379)
x10.12	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
x10.13	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
†10.14	Manufacturing and Supply Agreement, entered into as of June 22, 2000, by and between Cubist and DSM Capua S.p.A (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.15	Services Agreement, entered into as of June 22, 2000, by and between Cubist and Gist-brocades Holding A.G. (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.16	Development and Supply Agreement, dated April 3, 2000, by and between Cubist and Abbott Laboratories (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
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

x10.56	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
x10.57	2002 Directors’ Stock Option Plan (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
†10.58	License Agreement, dated as of July 31, 2002, by and between Cubist and Biochemie GmbH (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
†*10.59	First Addendum to License Agreement between International Health Management Associates, Inc. and Cubist, dated as of September 27, 2002
x10.60	Retention Letter, dated as of January 20, 2003, by and between Cubist and Michael W. Bonney
x10.61	Retention Letter, dated as of January 20, 2003, by and between Cubist and Francis Tally, M.D.
x10.62	Retention Letter, dated as of January 20, 2003, by and between Cubist and Barry I. Eisenstein, M.D.
x10.63	Retention Letter, dated as of January 20, 2003, by and between Cubist and Oliver Fetzer, Ph.D.
x10.64	Retention Letter, dated as of January 20, 2003, by and between Cubist and David W.J. McGirr
x10.65	Retention Letter, dated as of January 20, 2003, by and between Cubist and Christopher D.T. Guiffre
x10.66	Transition Agreement, dated Feburary 25, 2003, between the Company and Scott M. Rocklage
†*10.67	Second Amendment to Manufacturing and Supply Agreement, dated as of February 12, 2003, by and between Cubist and ACS Dobfar S.p.A.
10.68	Counterpart Agreement to Lease, dated February 20, 2002, between Slough Trading Estate Limited and Cubist Pharmaceuticals (UK) Limited and Cubist
10.69	Form of Employee Confidentiality Agreement
10.70	2002 Stock in Lieu of Cash Compensation Plan
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Amended and Restated Audit Committee Charter
99.4	Compensation Committee Charter
99.5	Corporate Governance Committee Charter
99.6	Amended and Restated Corporate Governance Guidelines
99.7	Code of Conduct and Ethics

*                 Filed herewith (all other exhibits not so marked were previously filed as indicated or on March 28, 2003 with the Annual Report on Form 10-K).

†                  Confidential Treatment granted.

x                   Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c)              Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

/s/ DAVID W.J. MCGIRR
David W.J. McGirr
Senior Vice President and Chief Financial Officer