Form 10-Q
period 2003-06-30
CUBIST PHARMACEUTICALS INC
filed 2003-08-14
CIK 912183

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No/ /

As of July 25, 2003 there were 30,450,615 shares outstanding of Cubist's common stock, $0.001 per value per share.

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
PART I.     FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Unaudited Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.............2

                 Condensed Consolidated Statements of Operations for the three and six months ended
                 June 30, 2003 and 2002......................................................................3

                 Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
                 2003 and 2002...............................................................................4

                 Notes to the Condensed Consolidated Unaudited Financial statements..........................5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................26

  Item 4.  Controls and Procedures..........................................................................26

PART II.    OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders..............................................26

  Item 6.  Exhibits and Reports on Form 8-K.................................................................27

Signatures..................................................................................................28

                          CUBIST PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            June 30,          December 31,
                                                                              2003               2002
                                                                         ---------------    ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .........................................   $        41,090    $        53,551
   Short-term investments ............................................            52,357             94,154
   Prepaid expenses and other current assets .........................             3,108              1,463
                                                                         ---------------    ---------------
      Total current assets ...........................................            96,555            149,168
   Property and equipment, net .......................................            47,725             48,268
   Intangible assets, net ............................................             3,400              3,862
   Restricted cash ...................................................                --              3,250
   Long-term investments .............................................             9,544              3,515
   Other assets ......................................................            12,154             13,459
                                                                         ---------------    ---------------
      Total assets ...................................................   $       169,378    $       221,522
                                                                         ===============    ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ..................................................   $         2,278    $         9,600
   Accrued clinical trial expenses ...................................               603                284
   Accrued expenses ..................................................             6,864              3,664
   Accrued interest ..................................................             2,341              2,341
   Current portion of long-term debt .................................             2,000              2,011
   Current portion of capital lease obligations ......................               118                 --
                                                                         ---------------    ---------------
      Total current liabilities ......................................            14,204             17,900
Deferred revenue .....................................................             2,500              2,500
Long-term debt, net of current portion ...............................           206,500            208,022
Long-term capital lease obligations, net of current portion ..........               252                 --
                                                                         ---------------    ---------------
      Total liabilities ..............................................           223,456            228,422

Stockholders' equity (deficit):
   Preferred stock, non-cumulative; convertible, $.001 par value;
      Authorized 5,000,000 shares; no shares issued and
      outstanding ....................................................                --                 --
   Common stock, $.001 par value; authorized 50,000,000
      shares; 29,699,326 and 28,702,035 shares issued and
      outstanding as of June 30, 2003 and December 31, 2002,
      respectively ...................................................                30                 29
   Additional paid-in capital ........................................           255,602            253,519
   Accumulated deficit ...............................................          (309,710)          (260,448)
                                                                         ---------------    ---------------
      Total stockholders' equity (deficit) ...........................           (54,078)            (6,900)
                                                                         ---------------    ---------------
         Total liabilities and stockholders' equity (deficit) ........   $       169,378    $       221,522
                                                                         ===============    ===============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                            CONSOLIDATED FINANCIALS.

                          CUBIST PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three months ended          Six months ended
                                                             June 30,                   June 30,
                                                     ------------------------    -----------------------
                                                        2003          2002          2003          2002
                                                     ----------    ----------    ----------    ----------
Total revenues ...................................   $       --    $    2,327    $      357    $    4,647

Operating expenses:
   Research and development ......................       13,354        15,536        29,243        29,032
   Sales and marketing ...........................        3,755         1,791         6,084         3,290
   General and administrative ....................        4,449         4,250         8,647         9,603
                                                     ----------    ----------    ----------    ----------
     Total operating expenses ....................       21,558        21,577        43,974        41,925
                                                     ----------    ----------    ----------    ----------

Operating loss ...................................      (21,558)      (19,250)      (43,617)      (37,278)

Other income (expense)
   Interest income ...............................          645         1,523         1,312         3,000
   Interest expense ..............................       (3,414)       (3,534)       (6,826)       (6,789)
   Other income (expense) ........................           57            85          (131)          403
                                                     ----------    ----------    ----------    ----------
     Total other expense, net ....................       (2,712)       (1,926)       (5,645)       (3,386)
                                                     ----------    ----------    ----------    ----------

Net loss .........................................   $  (24,270)   $  (21,176)   $  (49,262)   $  (40,664)
                                                     ==========    ==========    ==========    ==========

Basic and diluted net loss per common share ......   $    (0.82)   $    (0.74)   $    (1.67)   $    (1.43)

Basic and diluted weighted average number of
  common shares ....................................     29,613        28,519        29,428        28,463

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                            CONSOLIDATED FINANCIALS.

                          CUBIST PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              2003               2002
                                                                         ---------------    ---------------
Cash flows from operating activities:
  Net loss ...........................................................   $       (49,262)   $       (40,664)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Loss on the sale of equipment ......................................                --                  4
  Depreciation and amortization ......................................             2,565              2,979
  Amortization of debt issuance costs ................................               512                483
  Amortization of premium on investments .............................               936                 --
  Amortization of deferred compensation ..............................               361                287
  Stock-based compensation ...........................................                27                767
  Forgiveness of note receivable related to common stock .............                50                169
  Realized foreign currency exchange gain, net .......................                (4)               (70)
Changes in assets and liabilities:
  Accounts receivable ................................................                --                106
  Prepaid expenses and other current assets ..........................            (1,638)               159
  Other assets .......................................................               793               (793)
  Accounts payable and accrued expenses ..............................            (3,819)            (6,340)
  Deferred revenue ...................................................                --             (2,800)
                                                                         ---------------    ---------------
  Total adjustments ..................................................              (217)            (5,049)
                                                                         ---------------    ---------------
  Net cash used for operating activities .............................           (49,479)           (45,713)
                                                                         ---------------    ---------------

Cash flows from investing activities:
  Purchases of property and equipment, net ...........................            (1,531)            (2,910)
  Purchases of investments ...........................................           (28,581)           (66,455)
  Maturities and sales of investments ................................            63,413             58,398
                                                                         ---------------    ---------------
  Net cash provided by (used for) investing activities ...............            33,301            (10,967)
                                                                         ---------------    ---------------

Cash flows from financing activities:
  Issuance of common stock ...........................................             1,646              1,392
  Restricted cash ....................................................             3,250                 --
  Repayments of long-term debt .......................................            (6,533)            (1,250)
  Proceeds from term loan borrowings .................................             5,000                685
  Proceeds from sale/leaseback of equipment ..........................               407                 --
  Repayments of capital lease obligations ............................               (38)              (423)
                                                                         ---------------    ---------------
  Net cash provided by financing activities ..........................             3,732                404
                                                                         ---------------    ---------------

Net decrease in cash and cash equivalents ............................           (12,446)           (56,276)
Effect of changes in foreign exchange rates on cash balances .........               (15)               (95)
Cash and cash equivalents, beginning of period .......................            53,551            120,322
                                                                         ---------------    ---------------
Cash and cash equivalents, end of period .............................   $        41,090    $        63,951
                                                                         ===============    ===============

Supplemental non-cash investing and financing activities:
  Issuance of common stock to ACS Dobfar .............................                --    $         2,000

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                            CONSOLIDATED FINANCIALS.

                          CUBIST PHARMACEUTICALS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS

     Cubist Pharmaceuticals, Inc., or Cubist, is a biopharmaceutical company focused on the research, development and commercialization of antiinfective drugs. Cubist is headquartered in Lexington, Massachusetts.

B.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the financial statements and footnotes included therein. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Cubist and our wholly owned subsidiary. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year. All sales and marketing departmental expenses have been reclassified from general and administrative expenses for prior year financial statements to conform to the 2003 presentation.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share because potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. At June 30, 2003 and 2002, options to purchase 5,108,044 and 4,152,091 shares of common stock, respectively, warrants to purchase 366,935 and 1,478,359 shares of common stock, respectively, and convertible debt and notes payable convertible into 4,106,450 and 4,106,450 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

COMPREHENSIVE LOSS

     Comprehensive loss is comprised of only net loss as there were no other comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

     Cubist has several stock-based compensation plans. We apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for qualifying options granted to our employees under our plans and apply Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value-based method of accounting had been used.

     If compensation for employee options had been determined based on SFAS 123, Cubist's pro forma net loss, and pro forma net loss per share for the three and six months ending June 30, would have been as follows:

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                         ------------------------    ------------------------
                                                                            2003          2002          2003          2002
                                                                         ----------    ----------    ----------    ----------
                                                                                  (in thousands except per share data)
Reported net loss.....................................................   $  (24,270)   $  (21,176)   $  (49,262)   $  (40,664)

Add: Stock-based compensation recorded in net loss, as reported......           163           123           361           287

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
  effects.............................................................       (1,772)       (3,027)       (3,459)       (7,107)
                                                                         ----------    ----------    ----------    ----------
Pro forma net loss ...................................................   $  (25,879)   $  (24,080)   $  (52,360)   $  (47,484)
                                                                         ==========    ==========    ==========    ==========

Reported basic and diluted loss per share ............................   $    (0.82)   $    (0.74)   $    (1.67)   $    (1.43)

Pro forma basic and diluted loss per share ...........................   $    (0.87)   $    (0.84)   $    (1.78)   $    (1.67)

     The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method. The following weighted-average assumptions were used:

                                                                 2003        2002
                                                                 ----        ----
   Expected stock price volatility                                  100%        100%
   Risk free interest rate                                          2.7%        4.5%
   Expected annual dividend yield per share                           0%          0%
   Expected life of options                                      7 years     7 years

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

     In January 2003, FASB issued FASB Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on Cubist's results of operations and financial position.

     In November 2002, the FASB Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 had no effect on Cubist's results of operations and financial position.

C. GUARANTEES

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Any indemnification provisions entered into prior to December 31, 2002 were grandfathered under the provisions of FIN 45. The adoption of FIN 45 did not have a material effect on Cubist's results of operations and financial position.

     Pursuant to Article 7 of Cubist's Amended and Restated By-Laws, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person's serving or having served as an officer or director of Cubist or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party's involvement with Cubist but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that Cubist could be required to make under the By-Law provision is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2003.

     We typically include indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2003.

D. BUSINESS AGREEMENTS

MANUFACTURING AND DISTRIBUTION AGREEMENTS

     Cubist entered into various manufacturing and distribution agreements with ACS Dobfar SpA, Abbott Laboratories and DSM Capua SpA (these agreements are fully described in our 2002 Annual Report on Form 10-K) in 2000 and 2001. During the six months ended June 30, 2003 and 2002, we made payments related to our manufacturing and distribution agreements in the aggregate of $1.9 million and $185,000, respectively, which were recorded as research and development expense, and $103,000 and $0, respectively, which were recorded as other assets.

LICENSING AGREEMENTS

     On July 31, 2002, Cubist entered into a license agreement with Sandoz GmbH (formerly known as Biochemie GmbH) for the exclusive worldwide rights to CAB-175, a proprietary compound, for the purpose of developing and commercializing CAB-175. In consideration for such license, we made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. We will be required to pay royalties to Sandoz on worldwide sales of any drug developed and commercialized from any products derived from this license.

     On June 27, 2001, Cubist and Syrrx, Inc, or Syrrx, announced the formation of an antiinfective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of our decision to discontinue the Company's target-based drug discovery program, the parties have ceased work under this collaboration and have terminated the relationship. We recorded an impairment charge of $134,000 during the six months ended June 30, 2003 relating to our equity investment in Syrrx based upon pricing derived from a recent round of financing. Our equity investment at June 30, 2003 after the impairment charge was $166,000.

     On February 3, 1999, we entered into a research and license agreement with Novartis Pharma AG, or Novartis, to use our proprietary VITA functional genomics technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis funded a research program for a period of four years. In February 2003, the collaboration between Cubist and Novartis was completed.

     On November 7, 1997, we entered into a license agreement with Eli Lilly and Company, or Eli Lilly, pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones are achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, the license agreement required Cubist to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999, Cubist issued shares of common stock as a milestone payment pursuant to, and in accordance with, the terms of the license agreement. The value of the common stock was recorded as research and development expense. On October 6, 2000, Cubist and Eli Lilly terminated the first license agreement and entered into a new agreement in order to expand the field of the original license. In December 2002, Cubist issued shares of common stock as a milestone payment to Eli Lilly related to Cubist filing its New Drug Application for Cidecin(R) (daptomycin for injection) and recorded the value as research and development expense.

     During the six months ended June 30, 2003 and 2002, we made payments related to our various license agreements (which agreements are fully described in our 2002 Annual Report on Form 10-K), in the aggregate of $3.2 million and $481,000, respectively, which were recorded as research and development expense.

E. STOCKHOLDERS' EQUITY

     In the first quarter of 2003, a charge of $109,000 was taken to account for the accelerated vesting of stock options for Cubist's former CEO related to his transition from that position in June 2003.

     On March 7, 2003, Cubist filed a shelf registration statement on Form S-3 to register the offering on a delayed or continuous basis of $75.0 million of common stock. The registration statement became effective on June 23, 2003.

F. ACCRUED CLINICAL TRIAL EXPENSES

     Accrued clinical trial expenses are comprised of amounts owed to third-party Clinical Research Organizations, or CROs, for research and development work performed on behalf of Cubist. At each period end, we evaluate the accrued clinical trial expenses balance based upon information received from each CRO, and ensure that the balance is appropriately stated. The accrued clinical trial expenses balance of $603,000 at June 30, 2003 represents our best estimate of amounts owed for clinical trial services performed through June 30, 2003 based on all information available. Such estimates are subject to change as additional information becomes available.

G. INTANGIBLE ASSETS

     Intangible assets consisted of the following at June 30, 2003 and December 31, 2002:

                                                                     JUNE 30,     DECEMBER 31,
                                                                       2003          2002
                                                                    -----------   ------------
                                                                            (in thousands)
     Patents                                                        $     4,892   $      4,868
     Intellectual property and processes and other intangibles            5,363          5,387
                                                                    -----------   ------------
                                                                         10,255         10,255
     Less: Accumulated amortization - patents                            (1,492)        (1,321)
           Accumulated amortization - intellectual property              (5,363)        (5,072)
                                                                    -----------   ------------
     Intangible assets, net                                         $     3,400   $      3,862
                                                                    ===========   ============

Amortization expenses were $462,000 and $774,000 for the six months ended June 30, 2003 and 2002, respectively.

     The estimated aggregate amortization expenses for intangible assets owned as of June 30, 2003 for each of the five succeeding years is as follows:

                                                     (in thousands)
     Remainder of 2003                               $          166
     2004                                                       285
     2005                                                       269
     2006                                                       269
     2007                                                       269
     Thereafter                                               2,142
                                                     --------------
                                                     $        3,400
                                                     --------------

H. CAPITAL AND OPERATING LEASE ARRANGEMENTS

     In the first quarter of 2003, Cubist entered into a sale/leaseback arrangement with General Electric Capital Corporation, or GE Capital, to finance lab equipment up to the value of $2.0 million. No gain or loss was recorded as a result of this sale/leaseback. The transaction is accounted for as a capital lease. At June 30, 2003, $407,000 of lab assets had been sold to GE Capital and were leased back to Cubist. The equipment is leased for a period of 42 months. The amount outstanding under capital lease obligations at June 30, 2003 was $370,000.

     Our UK subsidiary leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in April 2005. We have the right to terminate the lease upon three months notice. In February 2003, the UK subsidiary also leased approximately 30,000 square feet of additional space in Slough, England. The term of the new lease is fifteen years. As of June 30, 2003, we had not yet occupied the new facility. The aggregate outstanding amount of the UK lease commitments is $22.6 million.

I. TERM LOAN

     In April 2003, our term loan with Fleet National Bank was repaid in full and was replaced by a term loan with Citizens Bank of Massachusetts. As a result, restricted cash of $3.3 million, which was held by Fleet National Bank as cash collateral, has been released to us. The term loan with Citizens Bank allows Cubist to borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrues at the bank's LIBOR rate plus a margin of 2.75% (3.77% at June 30, 2003). Borrowings under the facility are collateralized by all of our assets other than intellectual property and real estate. This agreement contains certain covenants, the most restrictive of which requires us to maintain an unencumbered cash balance, which by definition includes all investments, of at least $50.0 million. During the second quarter of 2003, we drew down the entire $5.0 million under this facility. At June 30, 2003, outstanding borrowings under this facility totaled $4.5 million.

J. SUBSEQUENT EVENTS

     On July 2, 2003, we purchased from Eli Lilly a reduction in the royalties payable to Eli Lilly on net sales of CIDECIN, should it gain regulatory approval. On July 21, 2003, under the terms of the transaction, we issued to Eli Lilly $8.0 million or 723,619 shares of Cubist common stock at a price of $11.056 per share, with registration rights. The per share price was determined based on the average closing price of the stock over the twenty consecutive trading days ending July 18, 2003. In exchange for the shares, our global royalty obligation to Eli Lilly on CIDECIN sales will be reduced by one percentage point.

     On July 16, 2003, Cubist and Sandoz GmbH amended the license agreement dated July 31, 2002, in order to change certain success criteria for studies to be performed by Sandoz under the license agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Cubist Pharmaceuticals, Inc., or Cubist, is a biopharmaceutical company focused on the research, development and commercialization of antiinfective drugs.

     In December 2002, we filed a New Drug Application, or NDA, with the United States Food & Drug Administration, or FDA, for our lead investigational antibiotic, CIDECIN for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Gram-positive organisms. CIDECIN is the first antibiotic in a new class of drug candidates called lipopeptides and attacks bacteria through a novel mechanism of action. CIDECIN has demonstrated the ability IN VITRO to rapidly kill virtually all clinically significant Gram-positive bacteria, including those resistant to current therapies. In February 2003, the FDA accepted the NDA for CIDECIN and granted the filing priority review status, indicating that CIDECIN, if approved, would represent a therapeutic advance over existing medicines, and established a target date to act on the NDA filing by June 20, 2003.

     On June 18, 2003, we received notification from the FDA that the agency anticipated completing its priority review of the NDA for CIDECIN on or before September 20, 2003, a three-month extension of the original action date. This extension resulted from the FDA classifying a response to a question concerning the reformatting of certain data sets as a major amendment to the application.

     In July 2002, we acquired exclusive worldwide rights to develop and commercialize a novel compound referred to as CAB-175. CAB-175 is an investigational parenteral cephalosporin antibiotic with demonstrated IN VITRO activity against most clinically relevant Gram-positive and Gram-negative bacteria, including important resistant species such as methicillin-resistant STAPHYLOCOCCUS AUREUS, or MRSA. On June 24, 2003, we commenced a multi-dose Phase 1 trial in the U.S. for CAB-175 following the filing of an Investigational New Drug, or IND, application with the FDA.

     We are also developing oral formulations of the antibiotic ceftriaxone, referred to as OCTX, which is currently available only in an intravenous formulation and marketed by Hoffmann-La Roche in the U.S. under the brand name Rocephin(R). We have developed capsule versions enabling oral delivery of ceftriaxone and are continuing pre-clinical studies to determine the suitability of these formulations for human clinical development.

     Additionally, we use our natural products and other technologies to identify novel pharmaceutical compounds.

     Since our incorporation, we have experienced significant net losses. Through June 30, 2003, we have an accumulated deficit of $309.7 million. We expect to incur significant additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities as well as continued research and development efforts, pre-clinical testing and clinical trials.

RESULTS OF OPERATIONS

TOTAL REVENUES

                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                ------------------------------     ------------------------------
                                                                         %                                  %
                                                  2003       2002      CHANGE        2003      2002       CHANGE
                                                ------------------------------     ------------------------------
                                                                           (in millions)
     Novartis - Collaboration Revenues          $     --   $    0.6       (100)%   $    0.3   $    1.5        (84)%
     Gilead Sciences - License Fee                    --        1.4       (100)%         --        2.8       (100)%
     SBIR Grants                                      --        0.3       (100)%        0.1        0.3        (69)%
                                                ------------------------------     ------------------------------

     Total Revenues                             $     --   $    2.3       (100)%   $    0.4   $    4.6        (92)%
                                                ==============================     ==============================

     The decrease in revenues in the three and six months ended June 30, 2003 over the comparable period in 2002 was mainly attributable to the mutual termination, in September 2002, of a European commercialization agreement with Gilead Sciences, as well as the completion of a research collaboration with Novartis in February 2003. Revenues from SBIR grants in the six months ended June 30, 2003 were $109,000 as compared to $347,000 for the same period of 2002, a decrease of $238,000.

OPERATING EXPENSES

                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                ------------------------------     ------------------------------
                                                                         %                                  %
                                                  2003       2002      CHANGE        2003      2002       CHANGE
                                                ------------------------------     ------------------------------
                                                                           (in millions)
     Research and Development                   $   13.4   $   15.5        (14)%   $   29.2   $   29.0          1%
     Sales and Marketing                             3.8        1.8        110%         6.1        3.3         85%
     General and Administrative                      4.4        4.3          5%         8.6        9.6        (10)%
                                                ------------------------------     ------------------------------

     Total Operating Expenses                   $   21.6   $   21.6         --%    $   43.9   $   41.9          5%
                                                ==============================     ==============================

     The decrease in research and development expenses during the three months ended June 30, 2003 was due primarily to a decrease of $2.0 million in clinical studies costs resulting largely from the completion of certain clinical trials related to CIDECIN development in 2002 as well as a $800,000 decrease in research spending as a result of our decision to discontinue the target-based drug discovery program. The decrease in research and development expenses was partially offset by a $600,000 increase in expenses associated with the start-up of the manufacturing of CIDECIN and consisted primarily of labor related and consulting expenses. The increase for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was due primarily to a restructuring of our research group in the first quarter of 2003 offset by the completion of certain clinical trials of CIDECIN and discontinuation of our target-based drug discovery program.

     Sales and marketing expense increases in both the three and six month periods ending June 30, 2003 as compared to the same periods ending June 30, 2002 were primarily due to an increase of $1.4 million in sales expenditures related to labor and consulting costs in anticipation of the commercial launch of CIDECIN in the fourth quarter of 2003 and increased expenses of $1.4 million related to marketing research, consulting and medical education.

     General and administrative expense growth in the second quarter of 2003 was mainly due to increases in general and administrative staffing. General and administrative expenses decreased in the six months ended June 30, 2003 over the same period of the prior year primarily due to an expense of $767,000 for the termination of employment of one of our officers in the first quarter of 2002.

TOTAL OTHER EXPENSE, NET

                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                          2003           2002             2003           2002
                                      ------------    ------------    ------------    ------------
                                                              (in millions)
          Interest Income             $        0.6    $        1.5    $        1.3    $        3.0
          Interest Expense                    (3.4)           (3.5)           (6.8)           (6.8)
          Other Income (Expense)               0.1             0.1            (0.1)            0.4
                                      ------------    ------------    ------------    ------------

          Total Other Expense, Net    $       (2.7)   $       (1.9)   $       (5.6)   $       (3.4)
                                      ============    ============    ============    ============

     The decreases in interest income for the three and six months of 2003 were due primarily to the decrease in ending cash, cash equivalents and investments, as well as lower average yields on invested funds.

     Interest expense for the second quarter of 2003 was $3.4 million compared to $3.5 million in the same period of 2002, a decrease of $120,000 or 3%. The decrease in interest expense in the second quarter of 2003 resulted from a lower average loan balance with Citizens Bank. Interest expense for the first six months of 2003 remained the same as compared to the first six months of 2002.

     The decrease in other income (expense) for the six months ended June 30, 2003 was due primarily to an impairment charge of $134,000 in the first quarter of 2003 relating to an equity investment in Syrrx.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through the sale of equity securities, convertible debt securities, equipment financing, sponsored research revenues, license revenues, research grants and interest earned on invested capital. Our total cash, cash equivalents and investments at June 30, 2003 was $103.0 million compared to $151.2 million, excluding restricted cash, at December 31, 2002.

     In September 2001, we increased our term loan with Fleet National Bank by an additional $6.5 million to $10.0 million to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. The facility was collateralized by all capital equipment purchased with the funds under the term loan and a minimum cash collateral amount of $3.3 million. In April 2002, the term loans were consolidated and were to be paid over a 48-month period. In April 2003, the loan was repaid in full and replaced by a term loan with Citizens Bank of Massachusetts.

     In April 2003, we entered into a term loan with Citizens Bank under which we may borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrues at the bank's LIBOR rate plus a margin of 2.75% (3.77% at June 30, 2003). Borrowings under the facility are collateralized by all of our assets other than intellectual property and real estate. During the second quarter of 2003, we drew down the entire $5.0 million under this facility. At June 30, 2003, outstanding borrowings under this facility totaled $4.5 million.

     During the first quarter of 2003, we entered into a leasing arrangement with GE Capital to finance lab equipment up to the value of $2.0 million. No gain or loss was recorded as a result of this sale/leaseback. The transaction is accounted for as a capital lease. During the first six months of 2003, $407,000 of lab assets were sold to GE Capital and were leased back to Cubist. The equipment is leased for a period of 42 months. The amount outstanding under capital lease obligations at June 30, 2003 was $370,000.

     On March 7, 2003, we filed a shelf registration statement on Form S-3 to register the offering on a delayed or continuous basis of $75.0 million of common stock. The registration statement became effective on June 23, 2003.

COMMITMENTS AND CONTINGENCIES

     Our major outstanding contractual obligations relate to convertible notes, a term loan and our facilities leases.

     The aggregate outstanding principal of convertible notes was $204.0 million as of June 30, 2003. These notes consist of $165.0 million of 5 1/2% convertible subordinated notes due 2008, and $39.0 million of 8 1/2% senior convertible notes due 2005. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

     The aggregate outstanding amount of the commercial commitments is $111.9 million as of June 30, 2003. These commitments represent maximum payments based on current operating forecasts. Certain of these commitments could be lessened if changes to our operating forecast occur in the future.

     Our UK subsidiary leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in April 2005. We have the right to terminate the lease upon three months notice. In February 2003, the UK subsidiary also leased approximately 30,000 square feet of additional space in Slough, England. The term of the new lease is fifteen years. As of June 30, 2003, we had not yet occupied the new facility. The aggregate outstanding amount of the UK lease commitments is $22.6 million. We are currently reviewing the options for the future use of the facilities in Slough, England. It is not our intention to simultaneously occupy two facilities in Slough.

     The following summarizes our contractual obligations and commercial commitments as of June 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in the future periods:

                                      LAST SIX
                                      MONTHS OF                                                         2008 AND
                                        2003          2004         2005         2006         2007      THEREAFTER     TOTAL
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (IN MILLIONS)
CONTRACTUAL OBLIGATIONS:
  Senior convertible notes ........   $      1.7   $      3.3   $     42.3   $       --   $       --   $       --   $     47.3
  Subordinated convertible notes ..          4.5          9.1          9.1          9.1          9.1        174.0        214.9
  Term loan .......................          1.1          2.1          1.5           --           --           --          4.7
  Operating leases ................           --          1.6          1.5          1.4          1.4         16.1         22.0
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total contractual obligations .   $      7.3   $     16.1   $     54.4   $     10.5   $     10.5   $    190.1   $    288.9

COMMERCIAL COMMITMENTS:
  Clinical CRO costs ..............   $      3.0   $      2.9   $       --   $       --   $       --   $       --   $      5.9
  Manufacturing and distribution ..          8.4          6.6          8.8          8.2         10.8         29.7         72.5
  Licenses and collaborations .....          2.7          2.6          4.0          0.2          6.2         17.8         33.5
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total commercial commitments ..   $     14.1   $     12.1   $     12.8   $      8.4   $     17.0   $     47.5   $    111.9

     We believe that our existing cash resources, existing capital resources and projected interest income will be sufficient to fund our operating expenses and capital requirements as currently planned through the next 15 months. Our actual cash requirements may vary materially from those now planned and will depend on numerous factors. We cannot be sure that our existing cash, cash equivalents, other capital resources and interest income will be sufficient to fund our operating expenses and capital requirements during that period.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

     In our Annual Report on Form 10-K for the year ended December 31, 2002, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2002. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.

FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on our results of operations and financial position.

     In November 2002, the FASB Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its results of operations and financial position.

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

     Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

     - whether we will receive, and the potential timing of, regulatory approvals or clearances to market potential products, including daptomycin;

     -    our expectations regarding clinical trials and development time lines;

     - the acceptance of daptomycin by physicians, patients, third party payors and the medical community if approved by the FDA and other regulatory agencies;

     - our ability to successfully develop satisfactory sales and marketing capabilities;

     - our ability to use our research and development and technology platforms and methods to identify potential product candidates;

     - our expectations regarding selection of clinical development candidates;

     -    our ability to manufacture daptomycin on a commercial scale;

     - our expectation regarding our ability to commercialize products in the coming years;

     -    the continuation of our collaborations with our partners;

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

     Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in these forward-looking statements. These factors include, but are not limited to, the following:

     - the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, including daptomycin;

     -    unanticipated increases in financing and operating costs;

     - general economic or business conditions being less favorable than expected;

     - legislative or regulatory changes adversely affecting cubist or the biopharmaceutical industry generally;

     - our inability to further identify, develop and achieve commercial success for new products and technologies;

     - the levels and timing of payments for sales of daptomycin, if approved by the FDA and other regulatory agencies;

     -    our ability to manufacture daptomycin on a commercial scale;

     - the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials;

     - the risk that research and development may not result in marketable products;

     - the acceptance of daptomycin by physicians, patients, third party payors and the medical community if approved by the FDA and other regulatory agencies;

     -    our dependence upon pharmaceutical and biotechnology collaborations;

     - uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; and

     -    our ability to protect our proprietary technologies.

     Cubist(R), Cidecin(R), and VITA(TM) are our trademarks. This quarterly report contains trademarks and trade names of other companies.

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

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT OBTAIN REGULATORY APPROVALS FOR OUR DRUG CANDIDATES, AND IN PARTICULAR OUR LEAD DRUG CANDIDATE DAPTOMYCIN, WE WILL NOT BE ABLE TO GENERATE REVENUES FROM THE COMMERCIALIZATION OR SALE OF OUR DRUG CANDIDATES.

     The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization, and, to date, we have not obtained government approval for any drug product. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned on-going development. Satisfaction of the requirements of the FDA and the foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate.

     No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. The majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities for those indications, which would prevent us from commercializing those drug candidates for those indications. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program with regards to that drug candidate. We cannot be sure when we, independently or with our collaborative partners, might be in a position to submit additional drug candidates for regulatory review. Although we have conducted clinical trials for daptomycin, and have only recently commenced Phase 1 clinical trials for CAB-175, we have not initiated formal clinical trials for oral ceftriaxone. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed.

     Daptomycin is the first drug candidate for which we have conducted clinical trials, and it is the first drug candidate for which we have filed for regulatory approval. Although the FDA has given daptomycin priority review as a treatment for complicated skin and skin structure infections, we may not obtain regulatory approval to commercialize daptomycin in the United States. If we do not obtain regulatory approval for daptomycin in the United States, we will not receive any revenues or royalties from commercial sales of daptomycin in the United States. In addition, in order to execute our business plan we will need to obtain regulatory approval for additional indications for daptomycin, foreign regulatory approvals for daptomycin and regulatory approvals for additional drug candidates. Our ability to generate revenues from the commercialization and sale of drug products will be limited by any failures to obtain these approvals.

IF CLINICAL TRIALS FOR OUR DRUG CANDIDATES ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES, WHICH COULD HARM OUR BUSINESS.

     Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process, that often takes many years. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. For example, our clinical trials on daptomycin for the treatment of pneumonia failed to demonstrate sufficient efficacy despite promising results in pre-clinical and early clinical trials.

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

     Furthermore, there are a number of additional factors that may cause delays in our clinical trials. We have limited experience in conducting pre-clinical testing or clinical trials. We have conducted clinical trials with daptomycin and recently commenced Phase 1 clinical trials for CAB-175, but we have not conducted clinical trials for any of our other drug candidates. The rate of completion of our clinical trials is also dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. In particular, our ongoing clinical trial to determine the safety and efficacy of using daptomycin to treat endocarditis, or infections of the heart valves, has experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors, including:

     - inability to manufacture sufficient quantities of materials for use in clinical trials;

     -    inability to adequately follow patients after treatment;

     -    the failure of third-party clinical trial managers to perform; or

     - the failure of our clinical investigational sites and related facilities and records to be in compliance with Good Clinical Practices.

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

DAPTOMYCIN MAY NOT BE ACCEPTED BY PHYSICIANS, PATIENTS, THIRD PARTY PAYORS, OR THE MEDICAL COMMUNITY IN GENERAL.

     The commercial success of daptomycin will depend upon its acceptance by the medical community. We cannot be sure that daptomycin will be accepted by purchasers in the pharmaceutical market even if it is approved by the relevant regulatory authorities. Daptomycin will compete with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of daptomycin depends on a number of factors, including, but not limited to:

     -    the demonstration of the clinical efficacy and safety of daptomycin;

     - the advantages and disadvantages of daptomycin compared to alternative therapies;

     - our ability to educate the medical community about the safety and effectiveness of daptomycin;

     -    the reimbursement policies of government and third party payors; and

     -    the market price of daptomycin.

     We cannot be sure that physicians, patients, third party payors, or the medical community in general will accept and utilize daptomycin. Even if the medical community accepts that daptomycin is safe and efficacious for its approved indications, physicians may choose to restrict the use of daptomycin due to antibiotic resistance concerns.

WE WILL FACE SIGNIFICANT COMPETITION FROM OTHER BIOTECHNOLOGY AND PHARMACEUTICAL COMPANIES, PARTICULARLY WITH RESPECT TO DAPTOMYCIN, AND OUR OPERATING RESULTS WILL SUFFER IF WE FAIL TO COMPETE EFFECTIVELY.

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

     Competitors have obtained regulatory approvals from the FDA and foreign regulatory agencies for products that are used to treat the target indications for our drug candidates and may obtain regulatory approvals for additional drug candidates that will compete with our drug candidates. In general, companies that begin commercial sale of their drug products before their competitors have a significant competitive advantage in the marketplace, including the ability to obtain patent and FDA marketing exclusivity rights that would delay their competitors ability to market specific products. Even if our drug candidates are approved for sale, we may not be able to compete successfully with existing drug products or drug candidates under development.

     The competition in the market for therapeutic products that address infectious diseases is intense. Should daptomycin receive regulatory approval, it would face competition from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co. Ltd., and others, Zyvox, marketed by Pfizer, Inc., and

Synercid, marketed by King Pharmaceuticals, Inc. Vancomycin is a generic drug and therefore costs less than the anticipated cost of daptomycin, and these products, including vancomycin, have established efficacy and safety profiles. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is now sold in a relatively inexpensive generic form. Accordingly, if price competition inhibits the acceptance of daptomycin or if the reluctance of physicians to switch from existing drugs to daptomycin inhibits the acceptance of daptomycin, we will not achieve our business plan. In addition, daptomycin may face competition from drug candidates currently in clinical development, including drug candidates that could receive regulatory approval (i) before daptomycin in countries outside the U.S., or (ii) before daptomycin in the U.S., should daptomycin encounter significant delay with the FDA. The inability to compete with existing drug products or the subsequent introduction of drug products that would compete with our drug candidates or drug products would have a material adverse impact on our operating results.

IF WE ARE UNABLE TO DEVELOP SATISFACTORY SALES AND MARKETING CAPABILITIES, WE MAY NOT SUCCEED IN COMMERCIALIZING DAPTOMYCIN.

     We have not previously marketed or sold a drug product. Except for a marketing collaboration in Israel and Palestine, we do not have a sales and marketing collaboration for daptomycin anywhere in the world. Although we are developing sales and marketing capabilities of our own in the U.S., we will seek to collaborate with third parties to market daptomycin in Europe, Asia and other parts of the world. We cannot be sure that collaborative agreements can be reached on terms acceptable to us.

     We have developed marketing capabilities in the U.S. and we will need to continue to develop those marketing capabilities. We recently hired most of our hospital-based sales representatives that we estimate we will need to sell daptomycin by ourselves in the U.S., and we expect to complete the hiring of our sales representatives by September 2003. We cannot be sure that we will be able to acquire adequate sales and marketing capabilities, or establish third party relationships, in the U.S. We will incur substantial fixed expenses in hiring and maintaining a substantial sales force. Even if we are able to acquire sales and marketing capabilities, we cannot guarantee that we will be successful in commercializing daptomycin.

WE ARE COMPLETELY DEPENDENT ON THIRD PARTIES TO MANUFACTURE DAPTOMYCIN, AND OUR COMMERCIALIZATION OF DAPTOMYCIN COULD BE STOPPED, DELAYED, OR MADE LESS PROFITABLE IF THOSE THIRD PARTIES FAIL TO PROVIDE US WITH SUFFICIENT QUANTITIES OF DAPTOMYCIN AT ACCEPTABLE PRICES.

     We do not have the capability to manufacture our own daptomycin bulk drug substance or finished drug product. We anticipate that we will depend entirely on one company, DSM Capua, or DSM, to manufacture daptomycin drug substance for commercial sale at the time of the potential U.S. launch of daptomycin unless FDA approval for such launch is withheld or delayed past 2003. We currently depend entirely on two companies, ACS Dobfar, or ACS and DSM, to manufacture daptomycin drug substance for our clinical trials. We have entered into manufacturing and supply agreements with both DSM and ACS to manufacture and supply to us daptomycin drug substance for commercial purposes. However, only DSM is currently capable of manufacturing daptomycin drug substance for commercial sale, and ACS will not be capable of manufacturing daptomycin drug substance for commercial sale until such time as they have requested and received the required regulatory approvals. We currently anticipate that ACS will be able to manufacture daptomycin drug substance for commercial sale by the end of 2004. We currently depend on one company, Abbott Laboratories, or Abbott, to manufacture clinical grade vialed formulations of daptomycin. We have also entered into a development and supply agreement with Abbott to manufacture and supply final vialed daptomycin commercial drug product.

     We may not be able to enter into definitive agreements on acceptable terms for the expanded commercial scale manufacturing of daptomycin, either for drug substance or drug product. If we are unable to enhance our current manufacturing network, we could experience significant delays in the supply of daptomycin. Because both the DSM and ACS manufacturing facilities are located in Italy, we may also experience interruption or significant delay in the supply of daptomycin drug substance due to natural disasters, acts of war or terrorism, labor unrest, or political instability, in Italy. If we are required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various additional regulatory requirements, and we could experience significant delays in supply of daptomycin.

     We anticipate that the initial costs of commercial scale manufacturing of daptomycin will be high. We cannot guarantee that we will be able to reduce the costs over time. If the cost of daptomycin is too high, it may significantly delay or prevent Cubist from achieving profitability. We cannot guarantee that we will be able to increase the yields from our commercial manufacturing process. If we cannot increase our yields, it may be too costly for us to produce it.

WE HAVE COLLABORATIVE RELATIONSHIPS THAT MAY EXPOSE US TO A NUMBER OF RISKS.

     We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture, and market drug candidates and drug products. These collaborations are necessary for us to research, develop, and commercialize drug candidates. In particular, our business plan contemplates that we will need to enter into a collaboration agreement to seek regulatory approvals and commercialize daptomycin in Europe. We cannot be sure that we will be able to establish such collaborative relationships or any additional collaborative relationships on terms acceptable to us.

     Reliance on collaborative relationships poses a number of risks including the following:

     -    our collaborators may not perform their obligations as expected;

     - the amount and timing of resources dedicated by our collaborative partners to their respective collaborations with us is not under our control;

     - some drug candidates discovered in collaboration with us may be viewed by our collaborative partners as competitive with their own drug candidates or drug products;

     - our collaborative partners may not elect to proceed with the development of drug candidates that we believe to be promising;

     - disagreements with collaborators, including disagreements over proprietary rights, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities with respect to drug candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive; and

     - some of our collaborative partners might develop independently, or with others, drug products that could compete with ours.

     For example, in September 2002, we agreed to terminate our collaboration with Gilead Sciences relating to commercialization rights to daptomycin in 16 European countries. If we establish and then terminate future commercialization collaborations, such termination could negatively affect our ability to generate revenues from the affected countries.

     Collaborative arrangements with third parties are a critical part of our business strategy, and any inability on our part to be able to establish collaborations on terms favorable to us or to work successfully with our collaborators will have an adverse effect on our operations and financial performance.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND EXPECT TO INCUR ADDITIONAL LOSSES OVER THE NEXT SEVERAL YEARS.

     Since we began operations, we have incurred substantial net losses in every fiscal period. We had net losses of $49.3 million during the first six months of 2003, and we had an accumulated deficit of $309.7 million through June 30, 2003. These losses have resulted principally from costs in conducting research and development activities, conducting clinical trials and associated administrative costs.

     While we do not currently maintain cost accounting systems to accurately track costs on an individual project basis, based on an estimated average full-time equivalent basis, we estimate that during the first six months of 2003 we incurred costs of less than $0.1 million in connection with all of our research collaborations, which generated approximately $0.3 million of revenue in the aggregate during such six month period.

     We expect to incur significant additional operating losses over the next several years as we expand our research and development efforts and our pre-clinical testing and clinical trials and as we implement manufacturing, marketing and sales programs. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline.

WE ARE NOT A SELF-SUSTAINING BUSINESS, AND WE WILL REQUIRE ADDITIONAL FUNDS.

     Currently, we are not a self-sustaining business, and certain economic and strategic factors will require us to seek substantial additional funds. We believe that our existing cash, cash equivalents, short-term investments and cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through the second half of 2004. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us.

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

     Our annual debt service obligations on our 5 1/2% subordinated convertible notes due 2008 are approximately $9.1 million per year in interest payments, and our annual debt service obligations on our 8 1/2% senior convertible notes due in 2005 are approximately $3.3 million per year in interest payments. In addition, we have a term loan that allows us to borrow up to $5.0 million. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations, we may be forced to delay or terminate clinical trials, curtail operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, we will not be able to execute our current business plan successfully.

WE MAY NOT BE ABLE TO OBTAIN, MAINTAIN OR PROTECT CERTAIN PROPRIETARY RIGHTS NECESSARY FOR THE DEVELOPMENT AND COMMERCIALIZATION OF DAPTOMYCIN, OUR OTHER DRUG CANDIDATES, AND OUR RESEARCH TECHNOLOGIES.

     Our commercial success will depend in part on obtaining and maintaining United States and foreign patent protection for daptomycin, our other drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing. Our patent position is highly uncertain and involves complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies' patents.

     The primary composition of matter patent covering daptomycin in the U.S. has expired. We own or have licensed a limited number of patents directed toward methods of administration and methods of manufacture of daptomycin. We cannot be sure that patents will be granted with respect to any of our pending patent applications for daptomycin, our other drug candidates, or our research technologies, or with respect to any patent applications filed by us in the future; nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting daptomycin, our other drug candidates and our technology.

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

THIRD PARTY PATENT AND INTELLECTUAL PROPERTY RIGHTS MAY INTERFERE WITH OUR ABILITY TO COMMERCIALIZE DRUG PRODUCTS AND RESEARCH TECHNOLOGIES.

     Because the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions, there can be no assurance that the patents owned and licensed by us, or any future patents, will ensure that others will not be issued patents that may prevent the sale of our drug products or require licensing and the payment of significant fees or royalties. Moreover, to the extent that any of our drug products or methods infringe the patents of a third party, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed in those patents, we will be adversely affected. If our drug candidates, drug products, or processes are found to infringe the patents of others or are found to impermissibly utilize the intellectual property of others, our development, manufacture and sale of our infringing drug candidates or drug products could be severely restricted or prohibited. We may be unable to avoid infringement of a third party patent and may have to obtain a license, defend an infringement action, or challenge the validity of a patent in a court of law or agency of competent jurisdiction. A license may be unavailable on terms and conditions acceptable to us, if at all. Intellectual property litigation can be expensive and time consuming, and we may be unable to prevail in any such litigation or devote sufficient resources to pursue such litigation. If we do not obtain an appropriate license, if we are found liable for patent infringement or trade secret misappropriation, or if we are not able to have such patents declared invalid and/or unenforceable, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, and/or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

IF WE ARE UNABLE TO DISCOVER OR IN-LICENSE DRUG CANDIDATES, DEVELOP DRUG CANDIDATES OR COMMERCIALIZE DRUG PRODUCTS, WE WILL NOT GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

     In order to implement our business plan we will need to identify, develop and commercialize drug products. Our approach to drug discovery requires the development of multiple novel technologies to create a successful drug candidate. We have not proven that compounds that we have developed internally can be utilized clinically as a therapeutic drug. We have not tested any drug candidates developed from our drug discovery program in humans, and we cannot assure you that there will be clinical benefits associated with any drug candidates we do develop.

     Our three drug candidates, daptomycin, CAB-175 and oral ceftriaxone, are each the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist. Unless we are able to use our drug discovery approach to identify suitable drug candidates, in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to in-license additional desirable drug candidates on acceptable terms, or at all, or that we will be successful in developing them. Our failure to develop or in-license new drug candidates on acceptable terms would have a material adverse effect on our business, operating results and financial condition.

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

     - differing regulatory requirements for drug approvals in foreign countries;

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

     - workforce uncertainty in countries where labor unrest is more common than in the U.S.;

     - production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

     - business interruptions resulting from geo-political actions, including, but not limited to, war and terrorism.

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

IF WE ARE NOT SUCCESSFUL IN OUR MANAGEMENT TRANSITION OR IN ATTRACTING AND RETAINING MANAGEMENT TEAM MEMBERS AND OTHER HIGHLY QUALIFIED INDIVIDUALS IN OUR INDUSTRY, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

     Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries, depends in large part upon our ability to attract and retain highly qualified managerial personnel. We historically have been highly dependent on our senior management and scientific team, including Dr. Scott M. Rocklage who served as our chief executive officer from July 1994 until June 2003. On June 10, 2003, Michael W. Bonney, became our Chief Executive Officer. Mr. Bonney had been serving as our chief operating officer and president since 2002 and has not previously served as the chief executive officer of a publicly traded corporation. Five of our six executive officers, including Mr. Bonney, have joined us since December 2001. In addition, we have hired several other key members of our management team since June 2002. As a result, our management team has only worked together for a limited period of time. Our future success depends on a successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled management team members.

WE MAY UNDERTAKE ADDITIONAL STRATEGIC ACQUISITIONS IN THE FUTURE, AND DIFFICULTIES INTEGRATING SUCH ACQUISITIONS COULD DAMAGE OUR ABILITY TO ATTAIN OR MAINTAIN PROFITABILITY.

     Although we have limited experience in acquiring businesses and have completed only one business acquisition since our inception, we may acquire additional businesses that complement or augment our existing business. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. We may not be able to integrate any acquired business successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

RISKS RELATED TO OUR INDUSTRY

EVEN IF WE DO OBTAIN REGULATORY APPROVALS, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY REVIEW.

     Regulatory approvals can be conditioned on certain factors which may delay the marketing of drug products, and increase the cost of developing, manufacturing, or marketing drug products. Even if initial regulatory approvals for our drug candidates are obtained, our company, our drug products and the manufacturing facilities for our drug products would be subject to continual review and periodic inspection by the FDA and other regulatory agencies. In addition, if there are any modifications to a drug product, further regulatory approval will be required. Failure to comply with manufacturing regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

WE MAY BECOME INVOLVED IN PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS RELATING TO OUR PRODUCTS OR PROCESSES THAT COULD RESULT IN LIABILITY FOR DAMAGE OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

     The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include:

     - We or our collaborators may initiate litigation or other proceedings against third parties to enforce our patent rights.


     - We or our collaborators may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or processes do not infringe such third parties' patents.

     - If our competitors file patent applications that claim technology also claimed by us, we or our collaborators may participate in interference or opposition proceedings to determine the priority of invention.

     - If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings.

     An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

     The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

     Third party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

EVEN IF WE COMMERCIALIZE ONE OR MORE DRUG PRODUCTS, COMPETITORS MAY DEVELOP DRUG PRODUCTS THAT MAKE OUR DRUG PRODUCTS OBSOLETE.

     Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Even if we are successful in developing effective drug products, new drug products introduced after we commence marketing of any drug product may be safer, more effective, less expensive, or easy to administer than our drug products.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE, AND YOUR INVESTMENT IN OUR STOCK COULD DECLINE IN VALUE.

     The trading price of our common stock has been, and is likely to continue to be, extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

     -    our failure to commercialize one or more drug products;

     -    adverse results or delays in clinical trials;

     - the termination of a collaboration or the inability to establish one or more collaborations;

     - our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

     - inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

     -    adverse regulatory decisions;

     -    new products or services offered by us or our competitors;

     -    failure to meet our publicly announced revenue projections;

     -    actual or anticipated variations in quarterly operating results;

     -    changes in financial estimates by securities analysts;

     - announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

     -    issuances of debt or equity securities; and

     -    other events or factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2002 as described in
Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and regulations.

     No changes in Cubist's internal controls over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, Cubist's internal controls over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2003 annual meeting of stockholders was held June 10, 2003. At the meeting, the following matters were voted on:

     (a) The election of two Class III Directors to serve for a three-year term. The following votes were tabulated with respect to the election:

                                        Number of Shares                  Number of Shares
          Director Elected                  Voted For                 Voted against or Withheld
          ----------------              ----------------              -------------------------
          David W. Martin, Jr.            23,024,819                          523,867
          John L. Zabriskie               23,013,289                          535,397

     (b) The approval of the proposal for the Amended and Restated 2002 Directors' Stock Option Plan. The following votes were tabulated and the amendment was accordingly adopted:

             For                             Against                        Abstain
             ---                             -------                        -------
          18,388,003                        5,132,165                        28,516

     At the annual meeting, we also announced that Michael W. Bonney succeeded Scott M. Rocklage as Cubist's Chief Executive Officer. In addition, immediately following the annual meeting, Barry Bloom retired from the Board of Directors, and Michael W. Bonney, Kenneth M. Bate and J. Matthew Singleton were elected to the Board, each to serve until the annual meeting to be held in 2004, 2005 and 2006 respectively, or until his successor is duly elected. Both Mr. Bate and Mr. Singleton were appointed members of Cubist's Audit Committee. Following the annual meeting, each of Scott Rocklage, Susan Bayh, Walter Maupay and John Clarke continued as directors of Cubist.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          10.1 Amendment No.1 dated July 16, 2003 to the License Agreement dated July 31, 2002, between Cubist and Sandoz GmbH.

          10.2 Amendment No.1 dated July 1 2003 to the Assignment and License Agreement dated October 20, 2000, between Cubist and Eli Lilly.

          10.3 Credit Agreement dated April 30, 2003, by and between Cubist and Citizens Bank of Massachusetts.

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          The Company filed the following current reports on Form 8-K during the second quarter of 2003:

          Form 8-K filed by Cubist with the Securities and Exchange Commission on May 8, 2003 pursuant to Items 9 and 12 with respect to Cubist's press release and transcript of the conference call relating to its first-quarter 2003 results.

          Form 8-K filed by Cubist with the Securities and Exchange Commission on June 20, 2003 pursuant to Items 5 and 9 with respect to Cubist's press release and transcript of the conference call relating to receipt of notification from the FDA that the FDA anticipated completing its priority review of the NDA for CIDECIN on or before September 20, 2003.

                                    SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CUBIST PHARMACEUTICALS, INC.


August 12, 2003                              By:


                                             /S/ David W.J. McGirr
                                             -----------------------------------
                                             David W.J. McGirr,
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCE AND ACCOUNTING OFFICER)