Form 10-Q
period 2003-09-30
CUBIST PHARMACEUTICALS INC
filed 2003-11-12
CIK 912183

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

   As of November 7, 2003 there were 39,974,268 shares outstanding of Cubist's common stock, $0.001 par value per share.

================================================================================

                          CUBIST PHARMACEUTICALS, INC.

                                      INDEX

 ITEM                                                                                                     PAGE
NUMBER                                                                                                   NUMBER
------                                                                                                   ------
PART I.      FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Unaudited Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.........2

               Condensed Consolidated Statements of Operations for the three and nine months ended
               September 30, 2003 and 2002..................................................................3

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
               2003 and 2002................................................................................4

               Notes to the Condensed Consolidated Unaudited Financial Statements...........................5

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........12

   Item 3. Quantitative and Qualitative Disclosures about Market Risk .....................................18

   Item 4. Controls and Procedures.........................................................................18

PART II.     OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K................................................................19

Signatures.................................................................................................20

ITEM 1.  CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         September 30,   December 31,
                                                                             2003            2002
                                                                         -------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $      40,481   $     53,551
  Short-term investments .............................................          33,766         94,154
  Inventory ..........................................................           1,288             --
  Prepaid expenses and other current assets ..........................           3,325          1,463

                                                                         -------------   ------------
    Total current assets .............................................          78,860        149,168

Property and equipment, net ..........................................          45,955         48,268
Intangible assets, net ...............................................          20,089          9,925
Restricted cash ......................................................              --          3,250
Long-term investments ................................................           6,568          3,515
Other assets .........................................................           6,246          7,396

                                                                         -------------   ------------
    Total assets .....................................................   $     157,718   $    221,522
                                                                         =============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ...................................................   $       3,689   $      9,600
  Accrued clinical trial expenses ....................................             371            284
  Accrued expenses ...................................................          17,132          3,664
  Accrued interest ...................................................           3,781          2,341
  Current portion of long-term debt ..................................           2,000          2,011
  Current portion of capital lease obligations .......................             118             --

                                                                         -------------   ------------
    Total current liabilities ........................................          27,091         17,900

Deferred revenue .....................................................           2,500          2,500
Long-term debt, net of current portion ...............................         206,000        208,022
Long-term capital lease obligations, net of current portion ..........             222             --

                                                                         -------------   ------------
    Total liabilities ................................................         235,813        228,422

Stockholders' deficit:
  Preferred stock, non-cumulative; convertible, $.001 par value;
    authorized 5,000,000 shares; no shares issued and
    outstanding ......................................................              --             --
  Common stock, $.001 par value; authorized 50,000,000
    shares; 30,871,167 and 28,702,035 shares issued and
    outstanding as of September 30, 2003 and December 31, 2002,
    respectively .....................................................              31             29
Additional paid-in capital ...........................................         265,792        253,519
Accumulated deficit ..................................................        (343,918)      (260,448)

                                                                         -------------   ------------
    Total stockholders' deficit ......................................         (78,095)        (6,900)

                                                                         -------------   ------------
      Total liabilities and stockholders' deficit ....................   $     157,718   $    221,522
                                                                         =============   ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          Three months ended               Nine months ended
                                                             September 30,                   September 30,
                                                     ----------------------------    ----------------------------
                                                         2003            2002             2003            2002
                                                     ------------    ------------    ------------    ------------
Total revenues ...................................   $         --    $      5,752    $        357    $     10,399

Operating expenses:
  Research and development .......................         11,887          14,569          41,131          43,601
  Sales and marketing ............................          5,822           1,699          11,905           4,989
  General and administrative .....................         13,157           3,997          21,805          13,289
                                                     ------------    ------------    ------------    ------------
    Total operating expenses .....................         30,866          20,265          74,841          61,879
                                                     ------------    ------------    ------------    ------------

Operating loss ...................................        (30,866)        (14,513)        (74,484)        (51,480)

Other income (expense)
  Interest income ................................            393           1,194           1,705           4,195
  Interest expense ...............................         (3,395)         (3,606)        (10,221)        (10,395)
  Other income (expense) .........................           (340)            (71)           (470)             21
                                                     ------------    ------------    ------------    ------------
    Total other expense, net .....................         (3,342)         (2,483)         (8,986)         (6,179)
                                                     ------------    ------------    ------------    ------------

Net loss .........................................   $    (34,208)   $    (16,996)   $    (83,470)   $    (57,659)
                                                     ============    ============    ============    ============

Basic and diluted net loss per common share ......   $      (1.12)   $      (0.60)   $      (2.80)   $      (2.02)

Basic and diluted weighted average number of
common shares ....................................     30,489,890      28,563,321      29,785,705      28,496,901

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          CUBIST PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                       2003            2002
                                                                   ------------    ------------
Cash flows from operating activities:
  Net loss .....................................................   $    (83,470)   $    (57,659)
Adjustments to reconcile net loss to net cash used for operating activities:
  Loss on the sale of equipment ................................             --               4
  Depreciation and amortization ................................          4,010           4,323
  Amortization of debt issuance costs ..........................            769             389
  Amortization of premium on investments .......................          1,211              --
  Impairment loss ..............................................            134              --
  Non-cash lease termination costs .............................            361              --
  Stock-based compensation .....................................            909           1,177
  Forgiveness of note receivable related to common stock .......             50             169
  Foreign currency exchange loss, net ..........................            337               2
Changes in assets and liabilities:
  Accounts receivable ..........................................             --             102
  Prepaid expenses, inventory and other current assets .........         (3,150)           (141)
  Intangibles and other assets .................................         (2,144)           (759)
  Accounts payable and accrued expenses ........................          9,458          (7,771)
  Deferred revenue .............................................             --          (7,400)
                                                                   ------------    ------------
  Total adjustments ............................................         11,945          (9,905)
                                                                   ------------    ------------

  Net cash used for operating activities .......................        (71,525)        (67,564)
                                                                   ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment, net .....................         (2,050)         (3,439)
  Proceeds from sale of equipment ..............................             --               4
  Purchases of investments .....................................        (38,589)       (127,669)
  Maturities and sales of investments ..........................         94,713         144,853
                                                                   ------------    ------------
  Net cash provided by investing activities ....................         54,074          13,749
                                                                   ------------    ------------

Cash flows from financing activities:
  Issuance of common stock .....................................          2,814           1,392
  Restricted cash ..............................................          3,250            (788)
  Repayments of long-term debt .................................         (7,033)         (2,381)
  Proceeds from term loan borrowings ...........................          5,000             685
  Proceeds from sale/leaseback of equipment ....................            407              --
  Repayments of capital lease obligations ......................            (67)           (470)
                                                                   ------------    ------------
  Net cash provided by (used for) financing activities .........          4,371          (1,562)
                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................        (13,080)        (55,377)
Effect of changes in foreign exchange rates on cash balances ...             10             128
Cash and cash equivalents, beginning of period .................         53,551         120,322
                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................   $     40,481    $     65,073
                                                                   ============    ============

Supplemental non-cash investing and financing activities:
  Issuance of common stock to Eli Lilly ........................   $      8,500              --
  Issuance of common stock to ACS Dobfar .......................             --    $      2,000

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                          CUBIST PHARMACEUTICALS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS

         Cubist Pharmaceuticals, Inc., or Cubist, is a biopharmaceutical company focused on the research, development and commercialization of anti-infective drugs. On September 12, 2003, the United States Food and Drug Administration (the FDA) approved Cubicin(TM) (daptomycin for injection) for sale in the United States. Cubist is headquartered in Lexington, Massachusetts.

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

NET LOSS PER COMMON SHARE

         Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share because potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. At September 30, 2003 and 2002, options to purchase 5,485,516 and 4,997,934 shares of common stock, respectively, warrants to purchase 16,459 and 1,478,359 shares of common stock, respectively, and convertible debt and notes payable convertible into 4,106,450 and 4,106,450 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

COMPREHENSIVE LOSS

         Comprehensive loss is comprised of only net loss as there was no other comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement, which is effective for fiscal years ending after December 15, 2002, amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         Cubist has several stock-based compensation plans. We apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for qualifying options granted to our employees under our plans and apply SFAS 123 for disclosure purposes only. The SFAS 123 disclosures include pro forma net loss and net loss per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, Cubist's pro forma net loss, and pro forma net loss per share for the three and nine months ending September 30, would have been as follows:

                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                     ------------------------    ------------------------
                                                                        2003          2002           2003         2002
                                                                     ----------    ----------    ----------    ----------
                                                                              (in thousands except per share data)
Reported net loss ................................................   $  (34,208)   $  (16,996)   $  (83,470)   $  (57,659)

Add:  Stock-based compensation recorded in net loss, as reported..          163           123           524           688

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax
effects ..........................................................       (5,106)       (7,690)      (16,416)      (31,369)
                                                                     ----------    ----------    ----------    ----------
Pro forma net loss ...............................................   $  (39,151)   $  (24,563)   $  (99,362)   $  (88,340)
                                                                     ==========    ==========    ==========    ==========

Reported basic and diluted loss per share ........................   $    (1.12)   $    (0.60)   $    (2.80)   $    (2.02)

Pro forma basic and diluted loss per share .......................   $    (1.28)   $    (0.86)   $    (3.34)   $    (3.10)

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method. The following weighted-average assumptions were used:

                                                          2003      2002
                                                        -------    -------
   Expected stock price volatility                          100%       100%
   Risk free interest rate                                  3.7%       3.5%
   Expected annual dividend yield per share                   0%         0%
   Expected life of options                             7 years    7 years

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective in fiscal year 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on Cubist's results of operations and financial position.

         In November 2002, the FASB Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 had no effect on Cubist's results of operations and financial position as of September 30, 2003.

C.  GUARANTEES

         In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Any indemnification provisions entered into prior to December 31, 2002 were grandfathered under the provisions of FIN 45. The adoption of FIN 45 did not have a material effect on Cubist's results of operations and financial position.

         Pursuant to Article 7 of Cubist's Amended and Restated By-Laws, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person's serving or having served as an officer or director of Cubist or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party's involvement with Cubist but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that Cubist could be required to make under the By-Law provision is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. In addition, Cubist has not made any payments under this indemnification. The estimated fair value of these indemnification provisions is minimal and accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

         Cubist typically includes customary indemnification provisions in its agreements with other companies in the ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions, Cubist generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments Cubist could be required to make under these indemnification provisions is unlimited. Cubist has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

D.  BUSINESS AGREEMENTS

MANUFACTURING, PACKAGING AND DISTRIBUTION AGREEMENTS

         Cubist has entered into various manufacturing agreements with ACS Dobfar SpA, Abbott Laboratories and DSM Capua SpA (these agreements are fully described in our 2002 Annual Report on Form 10-K) in 2000 and 2001.

         During the second quarter of 2003, we entered into a distribution agreement with Integrated Commercialization Solutions, Inc. or ICS. Per the agreement, ICS will be the distributor of CUBICIN during the term of the agreement.

         During the third quarter of 2003, Cubist entered into a packaging agreement with Cardinal Health PTS, Inc., or Cardinal. Per the agreement, Cardinal will package CUBICIN during the term of the agreement.

         Cubist made payments related to the Company's various manufacturing agreements during the nine months ended September 30, 2003 and September 30, 2002 in the aggregate of $5.2 million (with $960,000 payments for Inventory and the remaining $4.3 million recorded as research and development expenses) and $3.3 million (all recorded as research and development expenses) respectively.

LICENSING AGREEMENTS

         In July 2003, Cubist entered into an amendment to the original license agreement with Eli Lilly and provided Eli Lilly with 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rates under the license agreement. Costs of the royalty reduction have been recorded as an intangible asset. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly related to Cubist receiving FDA approval for the commercial sale of CUBICIN and recorded the value as an intangible asset. Cubist will amortize the intangible assets over 13 years, which is the remaining life of the licensing agreement with Eli Lilly.

         On July 31, 2002, Cubist entered into a license agreement with Sandoz GmbH (formerly known as Biochemie GmbH), or Sandoz, for the exclusive worldwide rights to CAB-175, a proprietary compound, for the purpose of developing and commercializing CAB-175. In consideration for such license, we made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. We will be required to pay up to $24.0 million in royalties to Sandoz on worldwide sales of any drug developed and commercialized from any products derived from this license. On July 16, 2003, Cubist and Sandoz amended the license agreement in order to modify certain success criteria for studies to be performed by Sandoz under the agreement.

         On June 27, 2001, Cubist and Syrrx, Inc., or Syrrx, announced the formation of an anti-infective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel anti-infective drug targets and rational drug design. As a result of our decision in the first quarter of 2003 to discontinue our target-based drug discovery program, or TBDD, the parties ceased work under this collaboration and terminated the relationship. We recorded an impairment charge of $134,000 during the nine months ended September 30, 2003, relating to our equity investment in Syrrx based upon pricing derived from a recent round of financing. Our equity investment at September 30, 2003, after the impairment charge, was $166,000.

         On February 3, 1999, we entered into a research and license agreement with Novartis Pharma AG, or Novartis, to use our proprietary VITA functional genomics technology to validate and develop assays for anti-infective targets and to identify new compounds for development as anti-infective agents. In exchange for the license, Novartis funded a research program for a period of four years. In February 2003, the collaboration between Cubist and Novartis was completed.

         On November 7, 1997, we entered into a license agreement with Eli Lilly and Company, or Eli Lilly, pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin. In exchange for such license, Cubist paid an upfront license fee and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, the license agreement required Cubist to pay royalties to Eli Lilly on worldwide sales of daptomycin. On February 19, 1999, Cubist issued shares of common stock as a milestone payment pursuant to, and in accordance with, the terms of the license agreement. The value of the common stock was recorded as research and development expense. On October 6, 2000, Cubist and Eli Lilly terminated the first license agreement and entered into a new agreement in order to expand the field of the original license. In December 2002, Cubist issued shares of common stock as a milestone payment to Eli Lilly related to our filing of a New Drug Application for CUBICIN and recorded the value of the shares as research and development expense.

         During the nine months ended September 30, 2003 and 2002, we made payments related to our various license agreements (which agreements are fully described in our 2002 Annual Report on Form 10-K), in the aggregate of $1.5 million, for both periods respectively, which were recorded as research and development expense.

E.  ACCRUED EXPENSES

         Accrued expenses are comprised of the following components:

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2003            2002
                                                -------------   -------------
                                                      (in thousands)
              Accrued Payroll                   $       2,059   $       1,453
              Accrued Benefit Costs                     1,095             111
              Accrued Manufacturing Costs               1,407              --
              Accrued Lease Termination Costs           8,739              --
              Deferred Rent                               261             231
              Other Accrued Costs                       3,571           1,869
                                                -------------   -------------
                                                $      17,132   $       3,664
                                                =============   =============

F.  ACCRUED CLINICAL TRIAL EXPENSES

         Accrued clinical trial expenses are comprised of amounts owed to third-party clinical research organizations, or CROs, for research and development work performed on behalf of Cubist. At each period end, we evaluate the accrued clinical trial expenses balance based upon information received from each CRO, and ensure that the balance is appropriately stated. The accrued clinical trial expenses balance of $371,000 at September 30, 2003 represents our best estimate of amounts owed for clinical trial services performed through September 30, 2003 based on all information available. Such estimates are subject to change as additional information becomes available.

G.  INVENTORY

         Inventories are stated at lower of cost or market with cost determined under the first-in / first-out ("FIFO") method. The components of inventories are as follows:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2003            2002
                                                -------------   -------------
                                                      (in thousands)
              Raw materials                     $         383   $          --
              Work in process                             905              --
                                                -------------   -------------
              Inventories                       $       1,288   $          --
                                                =============   =============

         Raw material and work in process inventories will be reviewed for obsolescence and alternative or future use by reviewing manufacturing plans, future demand, and market conditions. Should it be determined that any inventory items have become obsolete, we would record an inventory write-down.

H.  INTANGIBLE ASSETS

         Intangible assets consisted of the following at September 30, 2003 and December 31, 2002:

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2003            2002
                                                                    -------------   ------------
                                                                           (in thousands)
         Patents                                                    $       4,892   $      4,867
         Intellectual property and processes and other intangibles         22,420         11,451
                                                                    -------------   ------------
                                                                           27,312         16,318
         Less: Accumulated amortization - patents                          (1,575)        (1,321)
               Accumulated amortization - intellectual property            (5,648)        (5,072)
                                                                    -------------   ------------
         Intangible assets, net                                     $      20,089   $      9,925
                                                                    =============   ============

         Amortization expense was $369,000 and $373,000 for the three months ended September 30, 2003 and 2002, and $831,000 and $1,117,000 for the nine months ended September 30, 2003 and 2002, respectively.

         The estimated aggregate amortization expenses for intangible assets owned as of September 30, 2003 for each of the succeeding years is as follows:

                                                                    (in thousands)
       Remainder of 2003                                            $         613
       2004                                                                 2,622
       2005                                                                 2,605
       2006                                                                 2,605
       2007                                                                 2,605
       Thereafter                                                           9,039
                                                                    -------------
                                                                    $      20,089
                                                                    -------------

I.  CAPITAL AND OPERATING LEASE ARRANGEMENTS

         In the first quarter of 2003, Cubist entered into a sale/leaseback arrangement with General Electric Capital Corporation, or GE Capital, to finance lab equipment up to the value of $2.0 million. No gain or loss was recorded as a result of this sale/leaseback. The transaction is accounted for as a capital lease. During the first quarter of 2003, $407,000 of lab assets had been sold to GE Capital and leased back to Cubist. The equipment is leased for a period of 42 months. The amount outstanding under capital lease obligations at September 30, 2003 was $340,000.

         The Company's UK subsidiary currently leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in April 2005. Cubist has the right to terminate the lease upon three months notice. In February 2003, the UK subsidiary also leased approximately 30,000 square feet of additional space in Slough, England. The term of the new lease is fifteen years. At September 30, 2003, the aggregate outstanding amount of the UK lease commitments was $22.2 million.

         During the third quarter of 2003, Cubist determined that it would not occupy the new facility in Slough, England and subsequently recorded a lease termination charge of $9.1 million in September 2003 to general and administrative expense, representing management's best estimate of the total loss exposure. The components of the lease termination charge of $9.1 million recorded were $8.6 million of anticipated lease termination costs, a $1.2 million write off of construction -in -progress costs, $74,000 in other tenant-related costs, and an elimination of the deferred rent liability of $850,000 related to the facility's lease term.

The significant components of the lease termination charge are as follows (in thousands):

                            LEASE TERMINATION CHARGE

                                           Provision for the
                                           Nine Months Ended         Non-Cash           Accrual as of
                                           September 30, 2003        Write off        September 30, 2003
                                           ------------------    ------------------   ------------------
Lease termination costs                    $            8,665    $               --   $            8,665
Construction-in-progress costs                          1,211                 1,211                   --
Tenant-related costs                                       74                    --                   74
Elimination of deferred rent                             (850)                 (850)                  --
                                           ------------------    ------------------   ------------------
           Total charge                    $            9,100    $              361   $            8,739
                                           ==================    ==================   ==================

         As a result of Cubist's lease termination plan, an expense was recorded as an element of general and administrative expenses, within the Unaudited Condensed Consolidated Statement of Operations at September 30, 2003, in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The liability for the anticipated lease termination charge was calculated using probability-weighted cash flows. Accordingly, cash flows result from Cubist's assumptions and estimates regarding the potential outcomes of the anticipated lease restructuring, including contractual rental and build-out commitments, lease buy-out, time to sub-lease or buy-out the lease, sub-lease rental rates and facility operating costs. As prescribed by

SFAS 146, a credit-adjusted risk-free rate was used to discount the estimated cash flows; this rate was approximately 9% for the period ending September 30, 2003. The expense related to the lease restructuring charge and accrual requires Cubist to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

J.  SUBSEQUENT EVENTS

         On October 2, 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron Healthcare Ireland Ltd, or Chiron, for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Chiron paid Cubist an up-front licensing fee of $8.0 million, which will be recorded as deferred revenue. Per the License Agreement, Cubist is entitled to receive from Chiron additional cash payments of up to $32.0 million upon achievement of certain development and sales milestones.

         On October 2, 2003, Cubist also entered into a Stock Purchase Agreement with Chiron pursuant to which Chiron purchased $10 million of our common stock at a 50% premium. The premium paid will be allocated to the License and Manufacturing and Supply Agreements and will be accounted for as part of the up-front payment.

         On October 21, 2003, Cubist announced the completion of the sale of 8,571,410 million shares of common stock at $10.50 per share which includes 1,118,010 shares sold as a result of the exercise, in full, by the underwriters of their option to purchase additional shares of our common stock. Gross proceeds from the stock offering totaled approximately $90.0 million. Proceeds to Cubist, net of $5.4 million in underwriters' commissions and discounts, totaled $84.6 million.

         On November 4, 2003, Cubist announced the shipment of the first commercial orders of CUBICIN.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This quarterly report contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the Section "Risk Factors" in Cubist's Prospectus Supplement filed on October 16, 2003. The forward-looking statements contained herein represent our judgment as of the date of this quarterly report, and we caution readers not to place undue reliance on such statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward -looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.

         Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

         - the acceptance of daptomycin by physicians, patients, third party payors and the medical community;

         - whether we will receive, and the potential timing of, regulatory approvals or clearances to market daptomycin for additional indications and other potential products;

         - our expectations regarding clinical trials and development time lines;

         -    our ability to manufacture daptomycin on a commercial scale;

         - our ability to successfully develop satisfactory sales and marketing capabilities;

         - our ability to use our research and development and technology platforms and methods to identify potential product candidates;

         - our expectations regarding selection of clinical development candidates;

         - our expectation regarding our ability to further identify, develop and commercialize products in the current years;

         - the continuation of our collaborations with our partners and our ability to establish and maintain successful manufacturing, sales and marketing, distribution and development collaborations;

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

         Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in these forward-looking statements. These factors include, but are not limited to, the following:

         - our ability to secure regulatory approvals for additional indications for daptomycin, foreign regulatory approvals of daptomycin and regulatory approvals of our other drug candidates;

         - our ability to conduct successful clinical trials in a timely manner;

         - the acceptance of daptomycin by physicians, patients, third party payors and the medical community;

         -    competition, particularly with respect to daptomycin;

         - our ability to develop satisfactory sales and marketing capabilities;

         -    our ability to manufacture daptomycin on a commercial scale;

         - our dependence upon pharmaceutical and biotechnology collaborations;

         -    our ability to finance our operations;

         -    costs resulting from product liability claims;

         -    our ability to protect our proprietary technologies;

         - our ability to discover or in-license drug candidates and develop and achieve commercial success for drug candidates;

         -    risks relating to international operations;

         - risks relating to key employees, including new members of management;

         -    risks relating to strategic acquisitions; and

         - a variety of risks common to our industry, including but not limited to, ongoing regulatory review, litigation relating intellectual property, and legislative or regulatory changes.

         Cubist(R), and CUBICIN(TM) are our trademarks. This quarterly report contains trademarks and trade names of other companies.

OVERVIEW

         Cubist Pharmaceuticals, Inc., or Cubist, is a biopharmaceutical company focused on the research, development and commercialization of anti-infective drugs.

         CUBICIN, our flagship drug, was approved on September 12, 2003, by the FDA for sale in the United States. CUBICIN, the brand name for daptomycin for injection, is approved for the treatment of complicated skin and skin structure infections, or cSSSI, caused by certain Gram-positive bacteria. CUBICIN is the first antibiotic from a new class of anti-infectives called lipopeptides. Under laboratory conditions, CUBICIN exhibits rapid bactericidal activity against most clinically significant Gram-positive bacteria, including multi-drug resistant bacteria.

         In July 2002, we acquired the exclusive worldwide rights to develop and commercialize CAB-175. CAB-175 is an investigational cephalosporin antibiotic in early-stage clinical development and has demonstrated IN VITRO activity against most clinically relevant Gram-positive and Gram-negative bacteria, including important resistant species. In June 2003, we began a multi-dose Phase 1 trial in the United States for CAB-175 following the filing of an Investigational New Drug application, or IND.

         We have also acquired the worldwide rights to research, develop, manufacture and sell an oral version of ceftriaxone. Intravenous ceftriaxone is a third-generation cephalosporin that has demonstrated a broad spectrum of bactericidal antimicrobial activity against Gram-positive and Gram-negative bacteria. We have developed capsule versions enabling oral delivery of ceftriaxone and are continuing pre-clinical studies to determine the suitability of these formulations for human clinical development.

         In addition to our clinical and pre-clinical development programs, we are also pursuing multiple opportunities in new drug discovery. Focused exclusively in the anti-infective space, we utilize a variety of technologies to identify novel compounds and molecules with broad spectra of activity against bacterial pathogens. Efforts are underway using natural product sources and screening methods to discover novel antimicrobial drugs. Our "10M Challenge" program challenges our scientists to screen through 10 million unique microbes during 2003. Using proprietary screening technologies, we aim to accelerate the discovery of new antibiotics isolated from approximately 25,000 soil samples collected by our employees throughout 2002. Our natural product technologies also provide proprietary methods for generating improved versions of existing drugs by altering the metabolic pathways responsible for their production, which are focused on the discovery of daptomycin-like peptides, with a goal of creating a "next-generation" daptomycin.

         Since our incorporation, we have experienced significant net losses. Through September 30, 2003, we have an accumulated deficit of $344 million. We expect to incur significant additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities as well as continued research and development efforts, pre-clinical testing and clinical trials.

RESULTS OF OPERATIONS

TOTAL REVENUES

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                    ------------------------------------     ------------------------------------
                                                                                   %                                        %
                                                       2003         2002        CHANGE          2003         2002        CHANGE
                                                    ----------   ----------   ----------     ----------   ----------   ----------
                                                                                    (in millions)
         Novartis - Collaboration Revenues          $       --   $      0.9         (100)%   $      0.3   $      2.4          (88)%
         Gilead Sciences - License Fee                      --          4.6         (100)%           --          7.4         (100)%
         SBIR Grants                                        --          0.3         (100)%          0.1          0.6          (83)%
                                                    ----------   ----------   ----------     ----------   ----------   ----------

         Total Revenues                             $       --   $      5.8         (100)%   $      0.4   $     10.4          (96)%
                                                    ==========   ==========   ==========     ==========   ==========   ==========

         The decrease in revenues in the three and nine months ended September 30, 2003 as compared to the same period in 2002 was mainly attributable to the mutual termination, in September 2002, of a European commercialization agreement with Gilead Sciences, as well as the completion of a research collaboration with Novartis in February 2003.

TOTAL OPERATING EXPENSES

                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                ----------------------------------     ----------------------------------
                                                                              %                                      %
                                                   2003         2002       CHANGE         2003         2002       CHANGE
                                                ----------   ----------   --------     ----------   ----------   --------
                                                                                (in millions)
     Research and Development                   $     11.9   $     14.6        (18)%   $     41.1   $     43.6         (6)%
     Sales and Marketing                               5.8          1.7        241%          11.9          5.0        138%
     General and Administrative                       13.2          4.0        230%          21.8         13.3         64%
                                                ----------   ----------   --------     ----------   ----------   --------

     Total Operating Expenses                   $     30.9   $     20.3         53 %   $     74.8   $     61.9         21%
                                                ==========   ==========   ========     ==========   ==========   ========

         The decrease in research and development for the three and nine months ended September 30, 2003, as compared to the same periods of the prior year, was due to a $1.1 million decrease in manufacturing expenses during the three months ended September 30, 2003 related to manufacturing resources being utilized for the production of commercial inventory as compared to these same resources being used for the development and validation of the manufacturing process for the three and nine months ended September 30, 2002. The decrease is also due to the termination of our TBDD research group, in the first three months of 2003, which resulted in an expense reduction of $0.7 million and $1.3 million for the three and nine months ended September 30, 2003, respectively. The decrease is also attributable to a $1.5 million payment made in July 2002 to Sandoz for the exclusive worldwide rights to CAB-175.

         The increase in sales and marketing expense for the three and nine months ended September 30, 2003 as compared to the same periods of 2002 was mainly due to the hiring of a national sales force, which increased the expense by $3.0 million and $4.4 million, respectively. General marketing cost increases of $1.0 million and $2.4 million for the three and nine months of 2003, respectively, were due to product-launch related activities. Sales and marketing costs are expected to increase over the next year as activity in these areas ramp up related to the product launch in the fourth quarter of 2003.

         General and administrative expense growth for the three and nine months ended September 30, 2003, over the same periods in 2002, was mainly due to lease termination charges of $9.1 million recorded in the third quarter of 2003 related to management's decision to cease use of the new facility in Slough, UK. The termination charge assumes a weighted-average of future cash flows from several buyout and sublease scenarios representing management's best estimate of possible outcomes.

The significant components of the lease termination charge are as follows (in thousands):

                            LEASE TERMINATION CHARGE

                                           Provision for the
                                           Nine Months Ended         Non-Cash           Accrual as of
                                           September 30, 2003        Write off        September 30, 2003
                                           ------------------    ------------------   ------------------
Lease termination costs                    $            8,665    $               --   $            8,665
Construction-in-progress costs                          1,211                 1,211                   --
Tenant-related costs                                       74                    --                   74
Elimination of deferred rent                             (850)                 (850)                  --
                                           ------------------    ------------------   ------------------
           Total charge                    $            9,100    $              361   $            8,739
                                           ==================    ==================   ==================

         As a result of Cubist's lease termination plan, an expense was recorded as an element of general and administrative expenses, within the Unaudited Condensed Consolidated Statement of Operations at September 30, 2003, in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The liability for the anticipated lease termination charge was calculated using probability-weighted cash flows. Accordingly, cash flows result from Cubist's assumptions and estimates regarding the potential outcomes of the anticipated lease restructuring, including contractual rental and build-out commitments, lease buy-out, time to sub-lease or buy-out the lease, sub-lease rental rates and facility operating costs. As prescribed by SFAS 146, a credit-adjusted risk-free rate was used to discount the estimated cash flows; this rate was approximately 9% for the period ending September 30, 2003. The expense related to the lease restructuring charge and accrual requires Cubist to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

TOTAL OTHER EXPENSE, NET

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                                --------------------------------------     --------------------------------------
                                                                                %                                          %
                                                   2003         2002         CHANGE           2003          2002         CHANGE
                                                ----------    ----------    ----------     ----------    ----------    ----------
                                                                                (in millions)
     Interest Income                            $      0.4    $      1.2           (67)%   $      1.7    $      4.2           (60)%
     Interest Expense                                 (3.4)         (3.6)           (6)%        (10.2)        (10.4)           (2)%
     Other Income (Expense)                           (0.3)         (0.1)          200 %         (0.5)          0.0          (100)%
                                                ----------    ----------    ----------     ----------    ----------    ----------

     Total Other Expense, Net                   $     (3.3)   $     (2.5)           32 %    $    (9.0)   $     (6.2)           45 %
                                                ==========    ==========    ==========     ==========    ==========    ==========

         The decreases in interest income for the three and nine months ended September 30, 2003 as compared to the same periods of the prior year was due primarily to the decrease in cash, cash equivalents and investments during the periods in 2003, as well as lower average yields on invested funds.

         Interest expense for the third quarter of 2003 was $3.4 million compared to $3.6 million in the same period of 2002, a decrease of $200,000 or 6%. This decrease was due primarily to our current term loan having a lower interest rate than the term loan it replaced.

         The decrease in other income (expense) for the nine months ended September 30, 2003 was due primarily to an impairment charge of $134,000 in the first quarter of 2003 relating to an equity investment in Syrrx, as well as a reduction in gains from sales of fixed assets of $221,000.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, Cubist requires cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal, interest and capital lease obligations. Historically, we have funded our cash requirements through the following methods:

            - payments from our strategic collaborators including license fees, sponsored research funding and research grants;

            -   equity and debt financings;

            -   equipment financings; and

            -   interest earned on invested capital.

         In the future, we expect to continue to fund our cash requirements from these sources as well as sales of Cubicin. We anticipate sustained cash outflows in the next year relating to the continued development and commercialization of daptomycin and the continued development of our other drugs, CAB-175 and oral ceftiaxone.

         Our total cash, cash equivalents and investments at September 30, 2003 was $80.8 million compared to $151.2 million, excluding restricted cash, at December 31, 2002. Based on the cash raised via our agreement with Chiron and our equity financing, both described in Item 1. Note I (Subsequent Events), we now believe that our existing cash, cash equivalents, investments and cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, milestone payments under our collaborative agreements and capital requirements under our current business plan through the first half of 2005.

         On March 7, 2003, we filed a shelf registration statement on Form S-3 to register the offering on a delayed or continuous basis of $75.0 million of common stock. The registration statement became effective on June 23, 2003. On October 21, 2003, we completed the sale of 8,571,410 shares of common stock at $10.50 per share. Net cash proceeds from this offering were $84.6 million.

         In April 2003, we entered into a term loan under which we may borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrues at the bank's LIBOR rate plus a margin of 2.75% (3.88% at September 30, 2003). Borrowings under the facility are collateralized by all of our assets other than intellectual property and real estate. During the second quarter of 2003, we drew down the entire $5.0 million under this facility. During the nine months ended September 30, 2003, we paid down $1.0 million of our loan balance. Therefore, the outstanding borrowings under this facility totaled $4.0 million at September 30, 2003.

         During the first quarter of 2003, we entered into a leasing arrangement with GE Capital to finance lab equipment up to the value of $2.0 million. No gain or loss was recorded as a result of this sale/leaseback. The transaction is accounted for as a capital lease. During the first nine months of 2003, $407,000 of lab assets were sold to GE Capital and were leased back to Cubist. The equipment is leased for a period of 42 months. The amount outstanding under capital lease obligations at September 30, 2003 was $340,000.

CASH FLOWS

         Cubist used $71.5 million of cash for operating activities for the nine months ended September 30, 2003 and $67.6 million for the comparable period in 2002. The use of operating cash was offset by a non-cash lease termination charge of $361,000 and a Syrrx equity investment value impairment charge of $134,000. The non-cash offset for depreciation and amortization of property and equipment and intangible assets was $4.0 million. The change in prepaid expenses, inventory, and other current assets of $3.2 million represents use of cash relating to the production of inventory, which commenced in the third quarter of 2003. The use of cash to increase the amount of inventory on hand is a trend that is foreseen through the end of fiscal year 2004, in order to support the commercial sales of CUBICIN. Overall, the principal use of cash for operating activities in both 2003 and 2002 was to fund our operating expenses as we progressed from a research and development company to a commercial pharmaceutical company.

         Investing activities provided $54.1 million and $13.7 million of cash for the nine months ended September 30, 2003 and 2002. Maturities of long and short-term investments provided the principal source of funds while purchases of marketable securities accounted for the largest use of cash for investing activities.

         Through September 30, 2003, Cubist provided net cash from financing activities of $4.4 million. The primary source of cash was the release of $3.3 million of restricted cash upon the pay down of our previous term loan. In addition, we received $5.0 million in cash from our new term loan and $2.8 million from issuing common stock. The primary use of cash for the nine-month period was the repayment of $7.0 million in debt obligations.

COMMITMENTS AND CONTINGENCIES

         Our major outstanding contractual obligations relate to convertible notes, a term loan and our facilities leases.

         The aggregate outstanding principal of our convertible notes was $204.0 million as of September 30, 2003. These notes consist of $165.0 million of 5 1/2% convertible subordinated notes due in 2008, and $39.0 million of 8 1/2% senior convertible notes due in 2005. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

         The aggregate outstanding amount of the contractual obligations and commercial commitments is $395.3 million as of September 30, 2003. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecast occur in the future.

         Our UK subsidiary leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a term lease that expires in April 2005. We have the right to terminate the lease upon three months notice. In February 2003, the UK subsidiary also leased approximately 30,000 square feet of additional space in Slough, England, for a term of fifteen years. The aggregate outstanding amount of the UK lease commitments is $22.2 million. In September 2003, we decided not to occupy the additional facility and we are pursuing options for the future of this additional space including subleasing and buyout of the lease. Accordingly, we have recorded a lease termination charge of $9.1 million to general and administrative expenses, representing management's best estimate of the total loss exposure on the additional facility's lease.

         The following table summarizes our contractual obligations and commercial commitments as of September 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in the future periods:

                                    LAST THREE
                                     MONTHS OF                                                   2008 AND
                                       2003         2004       2005        2006        2007      THEREAFTER    TOTAL
                                     ---------   ---------   ---------   ---------   ---------   ----------  ---------
                                                                       (IN MILLIONS)
CONTRACTUAL OBLIGATIONS:
   Senior convertible notes ......   $      --   $     3.3   $    42.3   $      --   $      --   $       --  $    45.6
   Subordinated convertible notes.         4.5         9.1         9.1         9.1         9.1        174.0      214.9
   Term loan .....................         0.5         2.1         1.5          --          --           --        4.1
   Operating leases ..............         0.1         1.7         1.5         1.4         1.4         15.7       21.8
                                     ---------   ---------   ---------   ---------   ---------   ----------  ---------
     Total contractual obligations   $     5.1   $    16.2   $    54.4   $    10.5   $    10.5   $    189.7  $   286.4

COMMERCIAL COMMITMENTS:
   Clinical CRO costs ............   $     1.5   $     2.1   $      --   $      --   $      --   $       --  $     3.6
   Manufacturing and distribution.         1.7         7.2         8.8        11.2        13.8         32.8       75.5
   Licenses and collaborations ...         1.5         3.6         4.5         2.2         5.2         12.8       29.8
                                     ---------   ---------   ---------   ---------   ---------   ----------  ---------
     Total commercial commitments.   $     4.7   $    12.9   $    13.3   $    13.4   $    19.0   $     45.6  $   108.9

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

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective in fiscal year 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

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

         In November 2002, the FASB Emerging Issues Task Force reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material effect on Cubist's results of operations and financial position as of September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2002, as described in
Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and regulations.

         There have been no material changes in Cubist's internal controls over financial reporting during the quarter ended September 30, 2003.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2003, we issued 723,619 shares of common stock valued at $8.0 million to Eli Lilly and Co. in exchange for a 1% reduction in the royalty obligation to Eli Lilly on commercial sales of CUBICIN. Cubist did not receive proceeds from this sale.

         In September 2003, we issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly and Co. related to our receipt of FDA approval for the commercial sale of CUBICIN. Cubist did not receive proceeds from this sale.

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

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.1 Amended and Restated Corporate Governance Guidelines

         99.2 Amended and Restated Code of Conduct and Ethics

    (b)  Reports on Form 8-K

         The Company filed the following current report on Form 8-K during the third quarter of 2003:

         Form 8-K filed by Cubist with the Securities and Exchange Commission on August 7, 2003, pursuant to Item 12 with respect to Cubist's press release and transcript of the conference call relating to its second quarter 2003 results.

                                    SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           CUBIST PHARMACEUTICALS, INC.


November 11, 2003                           By:


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