Form 10-K
period 2003-12-31
CUBIST PHARMACEUTICALS INC
filed 2004-03-12
CIK 912183

Use these links to rapidly review the document
Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

        The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2003 was approximately $319.7 million, based on 29,603,806 shares held by such non-affiliates at the closing price of a share of common stock of $10.80 as reported on the Nasdaq National Market on such date. The number of outstanding shares of common stock of Cubist on March 8, 2004 was 40,147,199.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 10, 2004 ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.

Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

        This annual report contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations; contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors." The forward-looking statements contained herein represent our judgment as of the date of this annual report, and we caution readers not to place undue reliance on such statements.

        Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

  •
  the acceptance of Cubicin™ by physicians, patients, third party payors and the medical community;

  •
  our expectations regarding clinical trials and development time lines for Cubicin or other potential products;

  •
  our expectations regarding our ability to continue to manufacture Cubicin;

  •
  our ability to use our research and development and technology platforms and methods to identify potential products and candidates;

  •
  our expectations regarding selection of clinical development candidates;

  •
  our expectation regarding our ability to further identify, develop and commercialize products in the coming years;

  •
  the continuation of our collaborations with our partners and our ability to establish and maintain successful manufacturing, sales and marketing, distribution and development collaborations;

  •
  our future capital requirements and our ability to finance our operations; and

  •
  our expectations regarding general business conditions and growth in the biopharmaceutical industry and overall economy.

        Many factors could affect our actual financial results and could cause these actual results to differ materially from those in these forward-looking statements. These factors include, but are not limited to, the following:

  •
  whether we will receive, and the potential timing of, regulatory approvals or clearances to market Cubicin in other countries and for additional indications in the U.S.;

  •
  our ability to conduct successful clinical trials in a timely manner;

  •
  the level of acceptance of Cubicin by physicians, patients, third party payors and the medical community;

  •
  competition, particularly with respect to Cubicin;

  •
  our ability to continue to manufacture Cubicin on a commercial scale;

  •
  our dependence upon pharmaceutical and biotechnology collaborations;

  •
  our ability to finance our operations;

  •
  potential costs resulting from product liability claims;

  •
  our ability to protect our proprietary technologies;

  •
  our ability to discover or in-license drug candidates and develop and achieve commercial success for drug candidates; and

  •
  a variety of risks common to our industry, including but not limited to, ongoing regulatory review, litigation relating to intellectual property, and legislative or regulatory changes.

        Cubist® and Cubicin™ are our trademarks. This annual report contains trademarks and trade names of other companies.

PART I

ITEM 1.    BUSINESS

Corporate Overview and Business Strategy

        Cubist Pharmaceuticals, Inc., which is also referred to as "Cubist" or the "Company", is a biopharmaceutical company focused on becoming a leader in the research, development and commercialization of products that address unmet medical needs. Since our founding in 1992, we have been exclusively focused on exploiting business and product opportunities in the antiinfective marketplace. We are currently at an inflection point in our evolution, as we transition from a research and development focused company, to a commercial revenue generating, fully integrated biopharmaceutical company.

        Our original technology focused on the discovery of new antibiotics to inhibit specific bacterial targets. This platform enabled us to secure three major pharmaceutical partnerships, all of which explored sets of these targets on an exclusive basis. On the strength of these partnerships, we completed our initial public offering, or IPO, in the fall of 1996.

        Soon after our IPO, our senior management team began searching for opportunities to license in a late-stage antibiotic product candidate. About this same time, many larger pharmaceutical companies began abandoning the development of acute care products, such as hospital-based antibiotics, in favor of drugs with greater market potential, such as those for the treatment of chronic diseases. One company in particular, Eli Lilly and Company, had decided to discontinue development of a natural product called daptomycin, a substance discovered to have potent antibacterial activity in the 1980s. The first in a new chemical class of antiinfectives called lipopeptides, daptomycin exhibited promising characteristics. As a result, we licensed worldwide rights to daptomycin from Eli Lilly in late 1997, began clinical trials in late 1998 and were able to successfully complete trials and file a New Drug Application with the U.S. Food & Drug Administration, or FDA, in December 2002. We received approval to market Cubicin (daptomycin for injection) in the U.S. on September 12, 2003 for the treatment of complicated skin and skin structure infections, or cSSS infections.

        A large component of our strategy over the years has been to build internal expertise in the development of antiinfective drugs, while also aggressively managing vendor relationships not only to tap into external expertise, but also to benefit from the conversion of fixed costs to variable costs. From our beginning in basic research, over the development life of Cubicin, we have gradually added capabilities in clinical development, quality assurance and control, regulatory affairs, manufacturing, medical affairs, and marketing. In the second half of 2003, we built a commercial infrastructure with a Cubist sales force, continuing our evolution into a fully integrated biopharmaceutical company. We have also added to our development pipeline through the in-licensing of technologies and compounds, while continuing basic drug discovery research.

        Another component of our strategy over the years has been to develop a senior management team with the skill sets necessary to lead the Company through the various stages of its evolution. The changes in our senior management team over the past two years have reflected these changing needs. This new leadership team has developed a long-term strategic plan that includes:

  •
  Successfully commercializing Cubicin in the U.S.;

  •
  Expanding the approved uses of and increasing availability of clinical data on Cubicin;

  •
  Supporting and expanding our global partnerships to successfully commercialize Cubicin internationally;

  •
  Expanding and progressing our product pipeline through both internal generation and in-licensing of product candidates;

  •
  Leveraging our hospital commercialization capabilities and infrastructure;

  •
  Continuing to improve our capital structure; and

  •
  Realizing efficiencies through the consolidation of our facilities at our headquarters in Lexington, MA.

The Infectious Disease Marketplace

Overview of Infectious Diseases and Drug Resistance

        Infectious diseases are caused by pathogens present in the environment, such as bacteria, fungi and viruses that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body's immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including infections of the bloodstream, skin, heart, lung and urinary tract.

        The antiinfective market can be broken down into three main categories: antibacterials (often referred to as antibiotics), antifungals and antivirals. At present, the majority of our research and development efforts are focused on the antibacterial market. According to Frost & Sullivan, the annual worldwide market for antibacterial agents currently exceeds $26 billion and is expected to surpass $32 billion by 2007.

        Currently marketed antibacterial drugs have, in many cases, proven highly successful in controlling the morbidity and mortality that accompany serious bacterial infections. These drugs work by binding to specific targets in a bacterial pathogen, thereby inhibiting a function essential to the pathogen's survival. Many antibiotics were developed and introduced into the market during the 1970s and 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems, and proved to be efficacious in treating most bacterial infections. We believe this efficacy prompted pharmaceutical companies to shift their resources to other areas of drug discovery and development. As a result, only two new antibiotics from new chemical classes have been introduced in the past 30 years—Cubicin and Zyvox, which is known generically as linezolid.

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

        The majority of these resistant organisms have emerged from the class of bacteria called Gram-positive pathogens. Gram-positive bacteria can be differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a single cellular membrane and a thick cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site. Examples of such resistant Gram-positive bacterial pathogens include:

  •
  MRSA (methicillin-resistant Staphylococcus aureus):  MRSA is a common bacterial pathogen that causes serious and life-threatening infections and routinely acquires characteristics of drug resistance, virulence and toxicity. MRSA strains can cause severe tissue damage to existing wounds and can cause bacteremia, an infection of the bloodstream. While found mostly in hospital and long-term care settings, the incidence of community-acquired MRSA infections continues to rise rapidly.

  •
  GISA or VISA (glycopeptide- or vancomycin-intermediately susceptible Staphylococcus aureus):  The first reports of Staphylococcus aureus infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in wide geographic areas throughout Japan and North America and have recently emerged in Europe.

  •
  VRSA (vancomycin-resistant Staphylococcus aureus):  During 2002, the first isolates of fully vancomycin-resistant Staphylococcus aureus were discovered in the U.S. Unexpectedly, rather than evolving from a VISA strain, these VRSA emerged from MRSA strains that had acquired the vancomycin-resistance gene from VRE.

  •
  VRE (vancomycin-resistant Enterococci):  The emergence of VRE strains in the 1990s has led to infections for which only limited commercially available therapy exists.

        There are a limited number of antibiotics currently available to treat these and other resistant organisms and therefore a growing need for new therapies with novel mechanisms of action.

Shortcomings of Current Antibacterial Therapies

        Current antibacterial therapies do not provide adequate treatment for some serious and life-threatening infections for the following reasons:

  •
  Some existing antibiotics do not kill the pathogens that cause the infection but merely inhibit their growth (called bacteriostatic agents), thereby relying on the immune system to destroy the pathogen. Bacteriostatic drugs are less effective in treating meningitis, endocarditis (an infection of the heart valves) and immuno compromised patients than antibiotics that kill the pathogens (called bactericidal agents), because patients with weakened immune systems cannot rid their bodies of the pathogens.

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

  •
  Some pathogens have become resistant to almost all antibiotics and there are few agents available that can effectively treat the infections caused by these drug-resistant pathogens. Vancomycin is the current treatment of choice for patients who have serious Gram-positive infections that have failed to respond to all other antibiotics. However, several strains of enterococci and staphylococci have developed resistance to vancomycin. Currently, there are limited commercially available therapeutic alternatives to treat these strains of VRE and VRSA.

  •
  Many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer. Most of these drugs must be administered multiple times a day in order to be effective, are not well tolerated by patients or require lengthy infusion times when administered. Moreover, intravenous administration of some of these drugs does not occur through the veins in the arm but through catheters in the central venous system. The difficulty or inconvenience of administration of these drugs makes them less attractive choices. Existing antibiotics may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, suppression of the bone marrow, inflammation and swelling at the site of injection, and headaches. Some of these side effects may be significant enough to require that therapy be discontinued.

Our Flagship Product: Cubicin (daptomycin for injection)

        Cubicin is a natural product and the first antibiotic from a new class of antiinfectives called lipopeptides. Cubicin targets Gram-positive bacteria such as Staphylococcus, Streptococcus and Enterococcus, which can cause a variety of serious infections, and which are a major cause of morbidity and mortality worldwide. Cubicin possesses a novel mechanism of action that specifically targets Gram-positive bacteria and causes rapid bacterial cell death in vitro. The antimicrobial spectrum of Cubicin includes strains of Staphylococcus aureus that are both susceptible and resistant to treatment by currently available drugs.

        We believe Cubicin provides an important advantage over existing antibiotic therapies in the treatment of cSSS infections, given its rapid bactericidal properties and distinct mechanism of action, its convenient once-daily dosing regimen, a safety profile similar to other parenteral antibiotics, and its spectrum of activity against both susceptible and resistant strains of Gram-positive pathogens. In addition, there has been no mechanism of resistance to Cubicin identified, and no observance of cross-resistance with any other class of antibiotic.

Clinical Development of Cubicin

        In 1997, we licensed worldwide rights to daptomycin from Eli Lilly. In the years that followed, we completed clinical development of Cubicin for its initial clinical indication and subsequently filed for FDA approval in December 2002. On September 12, 2003, Cubicin was approved in the U.S. for the treatment of complicated skin and skin structure infections caused by certain Gram-positive organisms. We are currently evaluating the safety and efficacy of Cubicin for the treatment of infective endocarditis and bacteremia caused by Staphylococcus aureus in an international Phase 3 clinical trial. On September 30, 2003, we announced that an independent data monitoring committee had reviewed the first group of patients from the trial and recommended the trial be continued. In addition, we are currently planning additional clinical studies of Cubicin in the treatment of febrile neutropenia, osteomyelitis and surgical wounds, and Cubicin's effect on patients with end-stage renal disease.

U.S. Market Opportunity and Market Positioning for Cubicin

        According to data collected by Arlington Medical Resources, Inc., over 2 million courses of parenteral antibiotics were prescribed to treat cSSS infections caused by Gram-positive organisms in the U.S. in the twelve months ended June 2003. Based on these data, and with recommended treatment courses of seven to ten days, we believe the potential addressable market for Cubicin in the U.S. to be well over 10 million days of therapy. Should Cubicin receive supplemental approvals from the FDA for additional indications, we believe this market potential could expand significantly.

        Physicians in the U.S. currently face a treatment dilemma. When a patient presents with a serious infection, it is unclear exactly what organism is causing the infection. Typically, it takes between 24 and 48 hours to obtain the results from a bacterial culture. During that time, physicians must make an educated guess and treat accordingly. For instance, presented with a serious Staphylococcal infection, physicians do not know right away what the resistance spectrum is of the bacteria. With hospital-based MRSA rates in the U.S. of just over 50%, physicians are forced to guess. To date, standard clinical practice has been to treat suspected MSSA infections with either a semi-synthetic penicillin or first-generation cephalosporin antibiotic, and to treat suspected MRSA infections with vancomycin. Published data support the finding that mortality rates for patients with certain types of Staphylococcal infections can more than double if treated improperly.

        We believe that, for the first time, physicians have a choice in Cubicin that both resolves this dilemma for certain types of infections. In our Phase 3 clinical studies of Cubicin to treat cSSS infections, Cubicin proved to be as good as the current gold standards of care: semi-synthetic penicillins in patients with MSSA infections and vancomycin in patients with MRSA infections.

        Using this product positioning, we began marketing Cubicin to the top 900 U.S. hospitals that dispense the majority of the prescriptions for parenteral antibiotics to treat Gram-positive cSSS infections. In addition to our in-house marketing team, we have hired 75 sales representatives and 7 regional business directors, all of whom have extensive hospital-based sales experience and many of whom have previously sold antiinfectives to the hospitals in their current territories.

        We believe that marketing in the hospital environment presents certain opportunities and challenges and that understanding the hospital marketplace will continue to be a key to successfully marketing Cubicin. Unlike community-based marketing, every hospital environment is different. Each hospital or hospital group's prescribing is influenced by a list of accepted drugs called a formulary. Each hospital has a committee, often called a pharmacy and therapeutics committee, or P & T committee, which meets periodically to discuss which pharmaceuticals to add to their formulary. Once on formulary, it is much easier for a physician within that hospital or hospital group to prescribe that drug, although physicians are also allowed to prescribe drugs not on the formulary.

        Initially, our sales representatives have focused on obtaining formulary approvals of Cubicin. As of the end of 2003, our sales force has reported that, of the hospital formulary committees at our targeted 900 hospitals that had met and made a decision, 95% had added Cubicin to the formulary.

The International Opportunity for Cubicin

        On October 3, 2003, we announced an international commercialization agreement with Chiron Corporation for the development and commercialization of Cubicin in Western and Eastern Europe,

Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In addition, we have entered into agreements with Medison Pharma, Ltd., or Medison, for the marketing of Cubicin in Israel and Palestine and with TTY Biopharm Company Limited, or TTY, for the marketing of Cubicin in Taiwan.

        We intend to seek additional development and commercialization agreements in the remaining significant markets around the world to maximize global sales of Cubicin.

Our Research and Development Programs

        Our research efforts focus on the discovery of novel antiinfectives and novel antiinfective classes. Through experience and acquisition, we have amassed an extensive portfolio of proprietary methods for discovering novel pharmaceuticals. We focus on the use of biodiversity as a means of natural product drug discovery, while also using traditional chemical discovery and development techniques. Our research and development expenditures were $54.5 million, $59.0 million and $63.7 million in 2003, 2002 and 2001, respectively.

Oral Ceftriaxone(OCTX)

        As a result of agreements with International Health Management Associates, or IHMA, and the University of Utah, we have exclusive worldwide rights to use their oral delivery technology to research, develop, manufacture and sell certain oral formulations of ceftriaxone. We have developed several oral versions of ceftriaxone, which are currently in pre-clinical development. Ceftriaxone, which had worldwide sales of over $1.0 billion in 2002 in its intravenous form, is a third-generation cephalosporin that has demonstrated a broad spectrum of bactericidal antimicrobial activity against Gram-positive and Gram-negative bacteria. We believe that, if successfully developed, an oral formulation could affect the utility and revenue potential of ceftriaxone by enabling community-based prescribing and access to patients treated with the injectable version who require step-down therapy from intravenous to oral delivery.

Next generation Cephalosporins

        As a result of an agreement with Sandoz GmbH (formerly known as Biochemie GmbH), or Sandoz, a generics division of Novartis Pharma AG, or Novartis, we acquired exclusive worldwide rights to develop and commercialize a compound called CAB-175 and other back-up compounds. CAB-175 is a next-generation, parenteral cephalosporin antibiotic from a new drug class with demonstrated in vitro activity against most clinically relevant Gram-positive and Gram-negative bacteria, including MRSA. In February 2004, we discontinued clinical development of CAB-175 due to observed adverse events. We remain interested in developing a broad-spectrum compound with anti-MRSA activity, and are working with Sandoz to assess whether we will pursue development of one of the back-up candidates to CAB-175.

Our Lipopeptide Program

        We have research and development efforts underway that focus on a new class of drug candidates called lipopeptides. Daptomycin is a member of the lipopeptide class and, as a result of our work with daptomycin, we have developed expertise in the chemistry and biology of lipopeptides. Our proprietary lipopeptide program is focused on identifying new lipopeptide compounds for the treatment of a broad spectrum of bacterial infections through the use of chemical and combinatorial biosynthesis technologies.

Our Proprietary Natural Products Drug Discovery Technologies

        We own multiple proprietary assets and technologies in the area of natural products that are being applied to discover novel antiinfective agents and that attempt to eliminate the bottlenecks that currently exist in the natural products drug discovery process. Historically, natural products have proven to be a rich source of pharmaceuticals; over 40% of the drugs on the market today are or have been derived from natural products.

        Our "10M Challenge" program challenged our scientists to screen through 10 million unique microbes during 2003. Using approximately 25,000 soil samples, researchers were able to surpass this goal and successfully identified a series of compounds that appear to be unique in molecular size and in their ability to overcome all known bacterial resistance mechanisms. These compounds will be further analyzed by our team throughout 2004.

Other Research Programs

        From February 1999 until February 2003, we were engaged in a research and license collaboration with Novartis, to validate and develop assays for antiinfective targets and to identify new antiinfective agents. During the collaboration, we successfully delivered to Novartis four novel, validated antiinfective drug targets and high-throughput screening assays. Novartis will optimize, clinically develop and commercialize any compounds that result from their ongoing screening efforts and would make payments to us upon the achievement of clinical milestones or sales.

        In June 2001, Cubist and Syrrx, Inc., or Syrrx, entered into an antiinfective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of our decision to discontinue in-house target-based drug discovery, this collaboration ended in January 2003. During the collaboration, Cubist received research milestones and an equity stake in Syrrx, which we continue to hold.

Our Intellectual Property Portfolio

        We seek to protect our cloned targets, expressed proteins, assays, organic synthetic processes, novel compounds, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications.

        To date, we own or co-own 39 issued U.S. patents, 20 pending U.S. patent applications, 58 issued foreign patents and approximately 140 pending foreign patent applications. We have licenses to research, develop and commercialize an oral formulation of ceftriaxone from IHMA and the University of Utah under an issued U.S. patent related to oral formulations of ceftriaxone, and together with IHMA and the University of Utah, we co-own pending U.S. and foreign patent application equivalents related to oral formulations and specific oral dosage forms of antibiotics. We have also licensed exclusive worldwide rights to novel cephalosporins from Sandoz. Additionally, we have exclusively licensed rights from Eli Lilly under U.S. patents and foreign patents related to the composition, manufacture, and use of daptomycin. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are four issued U.S. patents (U.S. Patent Nos. 6,468,967; 5,912,226; 4,885,243; and 4,874,843) that cover the drug product, manufacture, administration or use of Cubicin. In addition, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and use of daptomycin and other lipopeptides. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Manufacturing, Distribution and Other Agreements

        In June 2000, we entered into a manufacturing and supply agreement with DSM Capua SpA, or DSM, pursuant to which DSM agreed to manufacture and supply to us bulk Cubicin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM was required to prepare its manufacturing facility in Italy to manufacture bulk Cubicin drug substance in accordance with Good Manufacturing Practices, or GMP, standards. We currently purchase bulk Cubicin drug substance from DSM, subject to minimum annual quantity requirements.

        In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of Cubicin and to sell bulk Cubicin exclusively to us for commercial purposes. Under the terms of this agreement, which was amended in February 2003, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk Cubicin drug substance in accordance with GMP standards. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, we will purchase bulk Cubicin drug substance from ACS subject to minimum annual quantity requirements over a seven-year period. We also currently engage ACS to manufacture bulk clinical grade Cubicin drug substance for our clinical trials. We believe DSM and ACS can adequately meet our bulk drug substance needs for the foreseeable future.

        In April 2000, we entered into an agreement with Abbott Laboratories. Under this agreement, Abbott currently converts bulk Cubicin substance into our finished, vialed formulation of Cubicin.

        In September 2003, we entered into a services agreement with Cardinal Health PTS, Inc., or Cardinal. Under this agreement, Cardinal provides packaging services for finished Cubicin product.

        In June 2003, we entered into a services agreement with Integrated Commercialization Solutions, Inc., or ICS, whereby ICS agreed to exclusively manage our warehousing and inventory program and to distribute Cubicin finished product to our customers. ICS also provides us with order processing, order fulfillment, shipping, collection and invoicing services related to our product sales.

        In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD has agreed to provide various clinical research services for our clinical trials.

Competition

        The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational pharmaceutical and biotechnology companies, are actively engaged in activities similar to ours. Many of these companies employ greater financial and other resources, including more extensive research, development, marketing and manufacturing organizations than ours or those of our collaborative partners. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working.

        Cubicin is currently approved in the U.S. for the treatment of cSSS infections caused by certain Gram-positive organisms. There are many currently approved antibiotics used to treat these types of infections. The most commonly prescribed treatments for susceptible strains of bacteria are: first-generation cephalosporins, such as cefazolin, and semi-synthetic penicillins, such as oxacillin and nafcillin. For the treatment of resistant organisms, the most commonly prescribed treatments are vancomycin and linezolid. All of these antibiotics, except linezolid, which is marketed as Zyvox, are distributed by generic manufacturers at low cost. In addition, there are several compounds in late-stage clinical development that may compete in this marketplace should they receive FDA marketing clearance.

Government Regulation

Overview

        The development, manufacture and marketing of drugs, including antibiotics, developed by us or our collaborative partners are subject to regulation by numerous governmental agencies in the U.S., principally the FDA, by state and local governments, and in some instances by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, or FDC Act, and the regulations promulgated there under, the FDA regulates the pre-clinical and clinical trials, safety, effectiveness, manufacture, labeling, storage, record keeping, distribution, and promotion of drugs in the U.S. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and is uncertain.

FDA Process

        Before testing of any compounds with potential therapeutic value in human subjects may begin in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an Investigational New Drug Application, or IND, and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

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

        All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in a New Drug Application, or NDA, to the FDA and the corresponding agencies in other countries for review and approval. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug or antibiotic, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the FDC Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required. The FDA also frequently requests that additional information be submitted, requiring significant additional review time. Any of our proposed products would likely be subject to demanding and time-consuming registration approval procedures in virtually all countries where marketing of the products is intended. These regulations define not only the form and content of safety and efficacy data regarding the proposed product but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures.

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

Our Employees

        As of March 1, 2004, we had approximately 290 full-time employees, approximately 100 of whom were engaged in research and development and approximately 190 of whom were engaged in management, marketing, sales, manufacturing, quality assurance/quality control, administration and finance. More than 100 of our employees hold advanced degrees. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage, and we consider our employee relations to be good.

Our Executive Officers and Directors

Michael W. Bonney	45	President, Chief Executive Officer and Director
Barry I. Eisenstein, M.D.	56	Senior Vice President, Research & Development
Oliver S. Fetzer, Ph.D., MBA	39	Senior Vice President, Corporate Development & Chief Business Officer
Christopher D.T. Guiffre, J.D., MBA	35	Senior Vice President, General Counsel & Secretary
David W.J. McGirr, MBA	49	Senior Vice President & Chief Financial Officer
Robert J. Perez, MBA	40	Senior Vice President, Sales & Marketing
Francis P. Tally, M.D.	63	Senior Vice President, Scientific Affairs & Chief Scientific Officer
Scott M. Rocklage, Ph.D.	49	Chairman of the Board of Directors
Kenneth M. Bate, MBA (1) (3)	53	Director
Susan B. Bayh, J.D. (3)*	44	Director
John K. Clarke, MBA (1)*	50	Director
David W. Martin, Jr., M.D. (2)*	63	Director
J. Matthew Singleton, MBA, CPA (1) (2)	51	Director
Walter R. Maupay, MBA (2) (3)	65	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Corporate Governance Committee

*
Chairman of Committee

        Mr. Bonney has served as our President & Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President & Chief Operating Officer. From 1995 to 2001, he held various positions of increasing responsibility at Biogen, Inc., a biopharmaceutical company, including Vice President, Sales and Marketing from 1999 to 2001. While at Biogen, Mr. Bonney built the commercial infrastructure for the launch of Avonex. Prior to that, Mr. Bonney held various positions of increasing responsibility in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director. Mr. Bonney received a BA in Economics from Bates College.

        Dr. Eisenstein has served as our Senior Vice President, Research and Development since January 2003. He joined Cubist from ActivBiotics, Inc., a biotech company, where he served as President, Chief Scientific and Medical Officer throughout 2002 and as a member of ActivBiotics' Board of

Directors from 1997 to 2003. From 1996 to 2002, he was Vice President, Science and Technology at Beth Israel Deaconess Medical Center, responsible for technology transfer, clinical trials and research, research administration and research operations. From 1992 to 1996, Dr. Eisenstein served as Vice President of Lilly Research Laboratories at Eli Lilly and Company, a pharmaceutical company, and from 1986 to 1992, Dr. Eisenstein was Chairman of the Department of Microbiology and Immunology at The University of Michigan Medical School. In addition, Dr. Eisenstein has held various academic positions and currently serves as Clinical Professor of Medicine at Harvard Medical School. Dr. Eisenstein received an AB from Kenyon College and his MD from Columbia University College of Physicians and Surgeons.

        Dr. Fetzer has served as our Senior Vice President, Corporate Development and Chief Business Officer since January 2003. From July 2002 to January 2003, he served as our Senior Vice President, Business Development. Prior to joining Cubist, he held various positions of increasing responsibility at the Boston Consulting Group, a leading management consulting firm, including Consultant, Project Leader, Manager and Vice President and Director. While there, he focused on domestic and international strategic issues, predominantly in the healthcare industry, covering all functions of the pharmaceutical value chain. Dr. Fetzer received a B.S. in Biochemistry from the College of Charleston (South Carolina), a Ph.D. in Pharmaceutical Sciences from the Medical University of South Carolina and an MBA from Carnegie Mellon University.

        Mr. Guiffre has served as our Senior Vice President, General Counsel and Secretary since January 2004. He served as our Vice President, General Counsel and Secretary from December 2001 until January 2004. From 1997 to 2001, Mr. Guiffre held various positions of increasing responsibility at Renaissance Worldwide, Inc., a provider of information technology consulting services, including Counsel, Corporate Counsel and Director of Legal Affairs, and Vice President, General Counsel and Clerk. Prior to joining Renaissance Worldwide, he was an Associate at Bingham McCutchen LLP, a leading Boston law firm. He received a B.S. in Marketing from Babson College, a JD from Boston College Law School, and an MBA from Boston College Carroll School of Management. Mr. Guiffre is a member of the Massachusetts Bar.

        Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. From 1999 to 2002, Mr. McGirr was the President and Chief Operating Officer of hippo inc, an internet technology, venture-financed company. Mr. McGirr served as a member of hippo's Board of Directors from 1999 to 2003. From 1996 to 1999, he was the President of GAB Robins North America, Inc., serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995, Mr. McGirr served in various positions within S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a

position held from 1992 to 1995. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an MBA from The Wharton School at the University of Pennsylvania.

        Mr. Perez has served as our Senior Vice President, Sales and Marketing since August 2003. Prior to joining Cubist, he served as Vice President of Biogen's CNS Business Unit since 2001 and was responsible for leading the U.S. neurology franchise, including Biogen's flagship product Avonex®, along with customer support, medical affairs, reimbursement and training. From 1995 to 2001 he served as a Regional Director, Director of Sales, and Avonex® Commercial Executive at Biogen. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals, ultimately serving as Regional Business Manager, responsible for strategic planning and profitability of a key business unit and managing both national and regional sales managers. Mr. Perez received a BS from California State University, Los Angeles and an MBA from The Anderson School at UCLA.

        Dr. Tally has served as our Chief Scientific Officer and Senior Vice President, Scientific Affairs since January 1997. From March 1995 to January 1997, he served as our Vice President of Research and Development. From 1986 to February 1995, Dr. Tally served as Executive Director of Infectious Disease, Molecular Biology and Natural Products Research at the Lederle Laboratories of American Cyanamid/American Home Products, a pharmaceutical company, where he was responsible for worldwide clinical studies for piperacillin/tazobactam, which was registered for sales in Europe in 1992, approved by the FDA in 1993 and marketed as Zosyn. From 1975 to 1986, he served as Senior Physician in Infectious Disease at the New England Medical Center and Associate Professor of Medicine at Tufts Medical Center. Dr. Tally received his A.B. in Biology from Providence College and his M.D. from George Washington University School of Medicine.

        Dr. Rocklage has served as one of our directors since July of 1994 and was elected Chairman of the Board of Directors in March 2000. From July 1994 to June 2003, Dr. Rocklage served as our Chief Executive Officer. He served as our President from July 1994 to March 2001. From 1990 to 1994, Dr. Rocklage served as President and Chief Executive Officer of Nycomed Salutar, Inc., a diagnostic imaging company. From 1992 to 1994, he also served as President and Chief Executive Officer and Chairman of Nycomed Interventional, Inc., a medical device company. From 1986 to 1990, he served in various positions at Nycomed Salutar, Inc. and was responsible for designing and implementing research and development programs that resulted in three drug products in human clinical trials, including the approved drugs Omniscan and Teslascan. Dr. Rocklage currently serves as a director of Symyx Therapeutics, Inc., a drug discovery and development company, Miikana Therapeutics, Inc., a biopharmaceutical company, and is a venture partner at 5AM Ventures, a venture capital fund. He received his B.S. in Chemistry from the University of California, Berkeley and his Ph.D. in Chemistry from the Massachusetts Institute of Technology.

        Mr. Bate has served as one of our directors since June 2003. Since July 2003, Mr. Bate has served as Executive Vice President, Head of Commercial Operations and Chief Financial Officer of Millennium Pharmaceuticals Inc. From December 2002 to July 2003, Mr. Bate served as Senior Vice President and Chief Financial Officer of Millennium Pharmaceuticals, Inc. Prior to that, he was a founding partner of JSB Partners, LP, a firm providing banking and advisory services to biopharmaceutical and life sciences companies from July 1999 to December 2002. From 1997 to 1999, Mr. Bate served as Senior Managing Director and Chief Executive Officer of MPM Capital, LP, a venture capital company. Mr. Bate served at Biogen, Inc. as Vice President of Sales and Marketing from 1993 to 1996 and as Chief Financial Officer from 1990 to 1993. Mr. Bate received a B.A. in Chemistry from Williams College and an MBA from the Wharton School at the University of Pennsylvania.

        Ms. Bayh has served as one of our directors since June 2000. Since 1994, Ms. Bayh has served as the Commissioner of the International Joint Commission, a bi-national organization between the United States and Canada focusing on environmental issues of the Great Lakes. Ms. Bayh served as an attorney in Eli Lilly's Pharmaceutical Division handling federal regulatory issues for marketing and medical clients from 1989 to 1994. Previously, Ms. Bayh practiced law, focusing on litigation, utility, corporate, and antitrust law with the law firms of Gibson, Dunn & Crutcher LLP and Barnes & Thornburg LLP. She is also a director of Anthem, Inc., (a Blue Cross/Blue Shield company), Dendreon, Inc., a biotechnology company, Curis, Inc., a biotechnology company, Dyax, Inc., a biopharmaceutical company, Emmis Communications, a diversified media company, Golden State Foods, a food distribution company and E-Bank, an internet banking subsidiary of E-Trade Securities, LLC. Ms. Bayh has a B.A. from the University of California at Berkeley and a J.D. from the University of Southern California Law Center.

        Mr. Clarke has served as one of our directors since our incorporation and as Chairman of the Board of Directors from our incorporation to March 2000. From 1992 to 1994, Mr. Clarke served as our acting President and Chief Executive Officer. Since 1982, he has been a general partner of DSV Management in Princeton, New Jersey, the general partner of DSV Partners IV, a venture capital firm. Mr. Clarke is also the Managing General Partner of Cardinal Partners, a venture capital firm. He is a director of Momenta, Inc., a biopharmaceutical company, Visicu, Inc., a healthcare company and Alnylam Pharmaceuticals, Inc., a therapeutics company. Mr. Clarke received his B.A. in Biology and Economics from Harvard College and his MBA from The Wharton School of the University of Pennsylvania.

        Dr. Martin has served as one of our directors since October 1997. Since 2003, he has been Chairman and Chief Executive Officer of GangaGen, Inc., a biotechnology company. From July 1997 until April 2003, Dr. Martin served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc., a biotechnology company. From 1995 to 1996, Dr. Martin was President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company. During 1994, Dr. Martin served as Senior Vice President of Chiron Corporation, a biopharmaceutical company. From 1991 to 1993,

Dr. Martin served as Executive Vice President of DuPont Merck Pharmaceutical Company. From 1983 to 1990, Dr. Martin was Vice President and then Senior Vice President of Research and Development at Genentech, Inc., a biotechnology company. Prior to 1983, Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California San Francisco. Dr. Martin is also a Director of Varian Medical Systems, Inc., a medical equipment and software supplier. Dr. Martin received his M.D. from Duke University.

        Mr. Maupay has served as one of our directors since June 1999. From January 1995 to June 1995, Mr. Maupay served as Group Executive of Calgon Vestal Laboratories, a division of Merck & Co. From 1988 to 1995, Mr. Maupay served as President of Calgon Vestal Laboratories. From 1984 to 1988, Mr. Maupay served as Vice President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of Life Medical Sciences, Inc., a medical device company, Kensey Nash Corporation, a medical device company, PolyMedica Corporation, a healthcare distribution company, and Triosyn, Inc., an infection control medical device company. Mr. Maupay received his Bachelor of Science in Pharmacy from Temple University and his MBA from Lehigh University.

        Mr. Singleton has served as one of our directors since June 2003. From 2000 to the present, he has served as Chief Financial and Administrative Officer of CitationShares, LLC, a joint venture of Cessna Aircraft Company and TAG Aviation USA, Inc. From 1994 to 1997, Mr. Singleton served as a Managing Director, Executive Vice President and Chief Administrative Officer of CIBC World Markets, an investment banking firm. Previous to that, he served in a variety of roles from 1974 until 1994 at Arthur Andersen & Co., a public accounting firm, ending his tenure there as Partner-In-Charge of the Metro New York Audit and Business Advisory Practice. During 1980 and 1981, he served as a Practice Fellow at the Financial Accounting Standards Board. Mr. Singleton also serves as a director of Salomon Asset Reinvestment Company. He received an AB in Economics from Princeton University and an MBA from New York University. Mr. Singleton is a Certified Public Accountant.

RISK FACTORS

        Investing in our company involves a high degree of risk. You should consider carefully the risks described below, together with the other information in and incorporated by reference into this annual report. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected. This could cause the market price of our common stock to decline, and could cause you to lose all or part of your investment.

  Risks Related to Our Business

Cubicin may not be widely accepted by physicians, patients, third party payors, or the medical community in general.

        The commercial success of Cubicin depends upon its acceptance by the medical community. We cannot be sure that Cubicin will continue to be accepted by purchasers in the pharmaceutical market. Cubicin competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of Cubicin depends on a number of factors, including, but not limited to:

  •
  the demonstration of the clinical efficacy and safety of Cubicin;

  •
  the advantages and disadvantages of Cubicin compared to alternative therapies;

  •
  our ability to educate the medical community about the safety and effectiveness of Cubicin;

  •
  the reimbursement policies of government and third party payors; and

  •
  the market price of Cubicin.

        We cannot be sure that physicians, patients, third party payors, or the medical community in general will continue to accept and utilize Cubicin. Even if the medical community accepts that Cubicin is safe and efficacious for its approved indication, physicians may choose to restrict the use of Cubicin due to antibiotic resistance concerns.

We will need to obtain regulatory approvals for additional indications for Cubicin, foreign regulatory approvals of Cubicin and regulatory approvals for our other drug candidates, and our ability to generate revenues from the commercialization and sale of products will be limited by any failures to obtain these approvals.

        The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization, and, to date, we have not obtained government approval for any drug product other than Cubicin (daptomycin for injection) for the indication of complicated skin and skin structure infections in the U. S. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned on-going development. Satisfaction of the requirements of the FDA and the foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate.

        No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. We have limited experience conducting clinical trials. The majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborative partners, might be in a position to submit additional drug candidates for regulatory review. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. For example, the FDA approval to market daptomycin in the U.S. requires that we conduct a post-marketing clinical study to assess the safety, efficacy and pharmacokinetics of daptomycin in renal impairment patients with complicated skin and skin structure infections.

        We have only obtained regulatory approval to market Cubicin in the U.S. for the treatment of complicated skin and skin structure infections. In order to implement our business plan for Cubicin, we will need to obtain regulatory approval for additional indications and from foreign regulatory authorities. In addition, we will need to obtain regulatory approval for any additional drug candidates. Our ability to generate revenues from the commercialization and sale of drug products will be limited by any failures to obtain these approvals.

If clinical trials for our drug candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business.

        Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that often takes many years. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. For example, our clinical trials on Cubicin for the treatment of pneumonia failed to demonstrate sufficient efficacy despite promising results in pre-clinical and early clinical trials.

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

        Furthermore, there are a number of additional factors that may cause delays in our clinical trials. We have limited experience in conducting pre-clinical testing or clinical trials. We currently have one product candidate in the early stages of development. In February 2004, we discontinued clinical development of CAB-175 due to observed adverse events. We remain interested in developing a broad spectrum compound with anti-MRSA activity and are working to assess whether a suitable back-up candidate to CAB-175 is available. The rate of completion of our clinical trials is also dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. In particular, our ongoing clinical trial to determine the safety and efficacy of using daptomycin to treat endocarditis, or infections of the heart valves, has experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

  •
  inability to manufacture sufficient quantities of materials for use in clinical trials;

  •
  inability to adequately follow patients after treatment;

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

We will face significant competition from other biotechnology and pharmaceutical companies, particularly with respect to Cubicin, and our operating results will suffer if we fail to compete effectively.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing or licensing on an exclusive basis technologies and drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may have or develop, which could render our technology, Cubicin or our future drug products, if any, obsolete and noncompetitive.

        The competition in the market for therapeutic products that address infectious diseases is intense. Cubicin will face competition from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co, Ltd., and others, Zyvox, marketed by Pfizer, Inc., and Synercid, marketed by King Pharmaceuticals, Inc. These products have established safety and efficacy profiles. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. Accordingly, if price competition inhibits the acceptance of Cubicin or if the reluctance of physicians to switch from existing drugs to Cubicin inhibits the acceptance of Cubicin, we will not achieve our business plan. In addition, Cubicin may face competition from drug candidates currently in clinical development, including drug candidates that could receive regulatory approval before Cubicin in countries outside the U.S. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

We are completely dependent on third parties to manufacture Cubicin, and our commercialization of Cubicin could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of Cubicin or fail to do so at acceptable prices.

        We do not have the capability to manufacture our own Cubicin bulk drug substance or finished drug product. We have entered into manufacturing and supply agreements with both DSM and ACS to manufacture and supply to us Cubicin drug substance for commercial purposes. However, only DSM is currently capable of manufacturing Cubicin drug substance for commercial sale, and ACS will not be capable of manufacturing Cubicin drug substance for commercial sale until such time as they have requested and received the required regulatory approvals. We currently anticipate that ACS will be able to manufacture Cubicin drug substance for commercial sale by the end of 2004. Therefore, we anticipate that we will depend entirely on one company, DSM, to manufacture Cubicin drug substance for commercial sale until that time. We currently depend on one company, DSM, to manufacture Cubicin drug substance for our clinical trials. We currently depend on one company, Abbott Laboratories, to manufacture clinical grade vialed formulations of Cubicin and to manufacture and supply final vialed Cubicin commercial drug product.

        We may not be able to enter into definitive agreements on acceptable terms for the expanded commercial scale manufacturing of Cubicin, either for drug substance or drug product. If we are unable to enhance our current manufacturing network, we could experience significant delays in the supply of Cubicin. Because both the DSM and ACS manufacturing facilities are located in Italy, we may also experience interruption or significant delay in the supply of Cubicin drug substance due to natural disasters, acts of war or terrorism, labor unrest, or political instability in Italy. If we are required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various additional regulatory requirements, and we could experience significant delays in supply of Cubicin.

        We anticipate that the initial costs of commercial scale manufacturing of Cubicin will be high. We cannot guarantee that we will be able to reduce the costs over time. If the cost of Cubicin is too high, it may significantly delay or prevent Cubist from achieving profitability. In order to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make filings with regulatory authorities. We cannot guarantee that we will be able to maintain current yield rates in our commercial manufacturing process. If we cannot maintain current yields, we may not be able to reduce our costs over time.

We have collaborative relationships that may expose us to a number of risks.

        We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture, and market drug candidates and drug products. In particular, on October 3, 2003, we announced an international commercialization agreement with Chiron to seek regulatory approvals and commercialize Cubicin in Europe and other foreign countries. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us.

        Reliance on collaborative relationships poses a number of risks including the following:

  •
  our collaborators may not perform their obligations as expected;

  •
  the amount and timing of resources dedicated by our collaborative partners to their respective collaborations with us is not under our control;

  •
  some drug candidates discovered in collaboration with us may be viewed by our collaborative partners as competitive with their own drug candidates or drug products;

  •
  our collaborative partners may not elect to proceed with the development of drug candidates that we believe to be promising;

  •
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

If we are unable to continue to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing Cubicin.

        Until our launch of Cubicin in November 2003, we had not previously marketed or sold a drug product. We recently developed our own sales and marketing capabilities in the U.S., and we will need to continue to develop those capabilities. We cannot guarantee that we will be successful in selling and marketing Cubicin on our own in the U.S. On October 3, 2003, we announced an international commercialization agreement with Chiron for the development and commercialization of Cubicin in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. We cannot guarantee that we will be successful in developing and commercializing Cubicin under our collaboration agreement with Chiron or any of our other current or future collaborations.

We have incurred substantial losses in the past and expect to incur additional losses over the next several years.

        Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $115.0 million for the year ended December 31, 2003, including $12.9 million of one-time lease termination charges, and had an accumulated deficit of $375.5 million at December 31, 2003. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

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

We will require additional funds.

        Currently, we are not a self-sustaining business, and certain economic and strategic factors will require us to seek substantial additional funds. We believe that our existing cash, cash equivalents, short-term investments and cash flow from revenues will be sufficient to fund our operating expenses, debt obligations, milestone payments under our collaborative arrangements and capital requirements under our current business plan through the first half of 2005. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us.

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

        Our annual debt service obligations on our 5 1/2% subordinated convertible notes due 2008 are approximately $9.1 million per year in interest payments. Our annual debt service obligations on our 8 1/2% senior convertible notes due in 2005 were approximately $3.3 million per year in interest payments; with the $10.0 million pay down of debt in December 2003, interest payments on these notes will be $2.5 million per year. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations, we may be forced to delay or terminate clinical trials, curtail operations, or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, we will not be able to execute our current business plan successfully.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of Cubicin, our other drug candidates, and our research technologies.

        Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for Cubicin, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing. Our patent position is highly uncertain and involves complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies' patents.

        The primary composition of matter patent covering Cubicin in the U.S. has expired. We own or have licensed a limited number of patents directed toward methods of administration and methods of manufacture of Cubicin. We cannot be sure that patents will be granted with respect to any of our pending patent applications for Cubicin, our other drug candidates, or our research technologies, or with respect to any patent applications filed by us in the future; nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting Cubicin, our other drug candidates and our technology.

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

        We engage in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements.

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

        In order to implement our business plan we will need to identify, develop and commercialize additional drug products. Our approach to drug discovery is unproven. We have not tested in humans any drug candidates developed from our drug discovery program, and we cannot assure you that we will test in humans any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop.

        Our drug product, Cubicin, and our other drug candidates are the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist. Unless we are able to use our drug discovery approach to identify suitable drug candidates, in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to in-license additional desirable drug candidates on acceptable terms, or at all, or that we will be successful in developing them. Our failure to develop or in-license new drug candidates on acceptable terms would have a material adverse effect on our business, operating results and financial condition.

A variety of risks associated with our international operations could materially adversely affect our business.

        We intend to cease our U.K. operations in the third quarter of 2004. Until such time, a portion of our research operations will be overseas. In addition, we have manufacturing and clinical trial relationships outside the U.S., and we expect Cubicin to be marketed worldwide. Consequently, we are, and will continue to be, subject to additional risks related to operating in foreign countries. Associated risks of conducting operations in foreign countries include, but are not limited to:

  •
  differing regulatory requirements for drug approvals in foreign countries;

  •
  the potential for so-called parallel importing;

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

        We believe that our ability to successfully implement our business strategy is highly dependent on key employees in all areas of the organization. In addition, our success is highly dependent on our ability to attract, train, retain, and motivate high quality personnel, especially for our senior management team. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results.

If we are not successful in our management transition or in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

        Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries, depends in large part upon our ability to attract and retain highly qualified managerial personnel. We historically have been highly dependent on our senior management and scientific team, including Dr. Scott M. Rocklage who served as our Chief Executive Officer from July 1994 until June 2003. On June 10, 2003, Mr. Michael W. Bonney became our Chief Executive Officer. Mr. Bonney had been serving as our President and Chief Operating Officer since 2002 and has not previously served as the chief executive officer of a publicly traded corporation. Six of our seven executive officers, including Mr. Bonney, have joined us since December 2001. In addition, we have hired several other key members of our management team over the past two years. As a result, our management team has only worked together for a limited period of time. Our future success depends on a successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled management team members.

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

        Regulatory approvals can be conditioned on certain factors that may delay the marketing of drug products, and increase the cost of developing, manufacturing, or marketing drug products. Our company, our drug products and the manufacturing facilities for our drug products are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with post-approval regulatory requirements including but not limited to GMP regulations, adverse event and other requirements. In addition, if there are any modifications to a drug product, further regulatory approval will be required. Failure to comply with manufacturing and other post-approval regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

We could incur substantial costs resulting from product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Our products and the clinical trials utilizing our drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the future. While we currently maintain product liability insurance coverage that we believe is adequate for our current operations, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

We may become involved in patent litigation or other intellectual property proceedings relating to our products or processes that could result in liability for damage or stop our development and commercialization efforts.

        The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include:

  •
  We or our collaborators may initiate litigation or other proceedings against third parties to enforce our patent rights.

  •
  We or our collaborators may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or processes do not infringe such third parties' patents.

  •
  If our competitors file patent applications that claim technology also claimed by us, we or our collaborators may participate in interference or opposition proceedings to determine the priority of invention.

  •
  If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings.

  •
  If third parties initiate litigation claiming that our brand names infringe their trademarks, we and our collaborators will need to defend against such proceedings.

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

Our ability to generate future revenues from any drug products that we successfully develop and for which we obtain regulatory approval will depend on reimbursement and drug pricing.

        Acceptable levels of reimbursement for costs of developing and manufacturing of drug products and treatments related to those drug products by government authorities, private health insurers and other organizations, such as HMOs, will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drugs and drug candidates. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any drug products we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborative partners to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

        Third party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the U.S. certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborative partners.

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

        Our success in large part depends upon our ability to attract, train, motivate and retain qualified personnel for all aspects of our business. Because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition in attracting and retaining employees from the limited number of qualified personnel available. Because of this intense competition, we have had to interview a large number of candidates to meet our hiring needs. Other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these factors may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate at which we can discover, develop and commercialize drug candidates will be limited.

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

        The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the following:

  •
  failure to meet any revenue projections made by us or securities analysts;

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates by securities analysts;

  •
  adverse results or delays in clinical trials;

  •
  our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

  •
  inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

  •
  the termination of a collaboration or the inability to establish additional collaborations;

  •
  adverse regulatory decisions;

  •
  unanticipated serious safety concerns related to the use of Cubicin;

  •
  introduction of new products or services offered by us or our competitors;

  •
  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

  •
  our failure to commercialize additional drug products;

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

        As of January 1, 2004, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 29% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.    DESCRIPTION OF PROPERTY

        Cubist is headquartered at 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 88,000 square feet of commercial and laboratory space and twelve acres of land. Cubist financed the purchase of the building by issuing $39.0 million of senior convertible notes, of which $10.0 million has been repaid, and granting a mortgage in favor of the noteholders. In January 2004, we entered into a lease for approximately 15,000 square feet of office and computer lab space at 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in July 2009.

        Cubist currently leases approximately 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008. We have subleased this space for a term that coincides with the September 2008 lease expiration. We also lease an additional 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in December 2010. The Company has subleased this space through October 2010.

        In addition, Cubist also leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a lease, which we may exit upon six months notice to the lessor. In February 2002, Cubist's U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England, commencing in February 2003 for a term of fifteen years. In the third quarter of 2003 we decided that we will not occupy the new facility consisting of 30,000 square feet in Slough, England and we also determined that we would not occupy our existing

18,000 square foot facility beyond the third quarter of 2004. We signed an agreement in January 2004 with the landlord to buy out of our 30,000 square foot lease for £7.5 million payable in two lump sum payments in January and September 2004.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is included under Item 12 of Part III of this Annual Report on Form 10-K.

Market Information

        Cubist's common stock is traded on the Nasdaq National Market under the symbol "CBST." The following table sets forth, for the period indicated, the high and low sale prices per share of Cubist's common stock as reported by the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2002:
First Quarter	$35.99	$12.87
Second Quarter	$18.67	$8.26
Third Quarter	$9.75	$3.99
Fourth Quarter	$11.92	$4.26
Year Ended December 31, 2003:
First Quarter	$8.23	$6.02
Second Quarter	$13.10	$7.41
Third Quarter	$14.75	$9.86
Fourth Quarter	$13.12	$10.19

Holders

        As of March 1, 2004, Cubist had 304 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

Dividends

        Cubist has never declared or paid cash dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain future earnings, if any, to operate and expand the business. Payment of any future dividends will be at the discretion of the board of directors after taking into account various factors, including the Company's financial condition, operating results, cash needs and growth plans. The Company's bank term loan contains a restrictive covenant that prohibits them from paying cash dividends or making stock redemptions or repurchases without the prior consent of the lender bank.

Recent Sales of Unregistered Securities

        In July 2003, Cubist issued 723,619 unregistered shares of common stock valued at $8.0 million to Eli Lilly in consideration for a 1% reduction in the royalty rates on net sales of Cubicin that are payable in accordance with our license agreement with Eli Lilly. Such shares were subsequently registered. In September 2003, Cubist issued 38,922 unregistered shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly pursuant to the terms of our license agreement with Eli Lilly. On October 2, 2003, Cubist entered into a Stock Purchase Agreement with Chiron pursuant to which Chiron purchased 529,942 unregistered shares of common stock valued at $10.0 million. The shares were sold at a per share purchase price of $18.87 or at a 50% premium. Cubist granted Chiron registration rights with respect to the shares only to the extent that Chiron is unable to sell all of the shares after one year under Rule 144 of the Securities Act of 1933, as amended or the Securities Act. The shares issued to Eli Lilly and Chiron were issued under section 4(2) of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 are derived from our audited consolidated financial statements.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share and per share data)
Statement of Operations Data:
Product revenues, net	$1,673	$—	$—	$—	$—
License fee revenues	1,517	7,515	11,200	100	—
Collaborative agreement and other revenues	526	3,971	3,188	2,155	3,871
Related party collaborative agreement revenues	—	—	—	2,968	2,975

Total revenues	3,716	11,486	14,388	5,223	6,846
Operating expenses:
Cost of product revenues	816	—	—	—	—
Research and development	54,505	59,012	63,686	44,638	25,539
Sales & marketing	21,090	8,703	—	—	—
General and administrative	29,978	17,471	21,827	12,113	6,397

Total operating expenses	106,389	85,186	85,513	56,751	31,936
Interest income	2,182	5,199	6,922	8,464	905
Interest expense	(13,601)	(13,796)	(5,739)	(2,314)	(1,059)
Other income (expense)	(911)	(115)	54	578	197
Income tax benefit related to Canadian operations	—	—	34	499	925

Net loss	$(115,003)	$(82,412)	$(69,854)	$(44,301)	$(24,122)

Basic and diluted net loss per common share	$(3.61)	$(2.89)	$(2.49)	$(1.68)	$(1.31)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	31,872,555	28,515,435	28,088,435	26,414,826	18,455,568

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$142,399	$151,220	$243,135	$139,783	$26,829
Working capital	91,290	131,268	158,012	110,146	21,938
Total assets	222,558	221,522	314,834	193,370	42,595
Total debt	197,500	210,033	211,914	44,950	2,952
Long-term liabilities	200,644	210,522	213,007	46,075	6,392
Stockholders' equity (deficit)	(18,216)	(6,900)	69,501	133,020	29,441
Dividends	—	—	—	—	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Cubist's financial statements and related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this annual report. See also "Forward-Looking Statements."

Overview

        Cubist is a biopharmaceutical company primarily located in the U.S., focused on becoming a leader in the research, development and commercialization of products that address unmet medical needs. To date, we have been exclusively focused on exploiting business and product opportunities in the antiinfective marketplace. On September 12, 2003, we received approval from the FDA to market Cubicin in the U.S. for the treatment of complicated skin and skin structure infections, or cSSS infections, caused by certain Gram-positive bacteria. In the first week of November 2003, we launched Cubicin in the U.S. and began filling and shipping orders to hospitals. In the fourth quarter of 2003, we signed an international commercialization agreement with Chiron for the development and commercialization of Cubicin in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. As we work to expand our launch of Cubicin into these and other significant markets, we expect our product revenues as well as the related cost of sales and sales and marketing expenses to increase.

        In addition to our launch of Cubicin, in 2003 we focused on improving our operating efficiencies and costs, as well as restructuring our balance sheet by addressing our long-term commitments. During the year, we made the decision to close our U.K. research facility and consolidate our discovery activities in the U.S. and to transfer as many of our 16 scientists who wish to relocate from the U.K. to our Lexington, MA facility by September 2004. Restructuring our operations resulted in certain one-time expenses such as the $12.9 million charge to buy-out our lease in Slough, England, as well as the potential future costs to relocate employees accepting a transfer to the U.S. in 2004. We expect that this decision will allow us to better position ourselves to develop new products while also reducing operating costs over time.

        In December 2003, we paid down $10.0 million of our $39.0 million senior 8 1/2% convertible notes with John Hancock. We may continue to reduce our debt obligations under the notes as we seek to restructure the remaining principal balance of $29.0 million.

        We have incurred net losses since our inception, principally as a result of research and development efforts, pre-clinical testing and clinical trials. As of December 31, 2003 we had an accumulated deficit of $375.5 million. We expect to incur losses for the foreseeable future as we continue our investments in sales and marketing activities related to the launch of Cubicin as well as research and development for other drug products with potential commercial viability.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenues

        The following table sets forth 2003 and 2002 revenues together with the percentage change in revenues from year to year:

	December 31,
			% Change
	2003	2002
	(in millions)
Product revenues, net	$1.7	$—	100%
License fee revenues	1.5	7.5	-80%
Collaborative agreement and other revenues	0.5	4.0	-88%

Total revenues	$3.7	$11.5	-68%

Product Revenues, net

        The Company began shipping Cubicin in November 2003. Net sales of Cubicin were $1.7 million in 2003 and accounted for all of the 2003 product sales. Gross sales of Cubicin totaled $1.8 million for 2003 and are net of $126,000 of allowances for sales returns, Medicaid rebates, chargebacks and prompt-pay discounts. In order to prevent a one-time loading of product upon launch, we did not allow wholesalers to stock Cubicin. We currently have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital purchases of our product. As our product revenues are only for the last two months of 2003, we expect higher product sales in 2004. Our product revenues in the future may be impacted by increases or decreases in wholesaler inventories if we move away from this drop-ship program.

License Fee Revenues

        Total license fee revenues in the year ended December 31, 2003 were $1.5 million as compared to $7.5 million in the year ended December 31, 2002, a decrease of $6.0 million or 80%. The decrease in our license revenues from 2002 to 2003 primarily relates to the mutual termination in September 2002 of a European commercialization agreement with Gilead Sciences, which accounted for $5.4 million in license fee revenue and $2.0 million of milestone revenue in 2002 and no revenue in 2003. In the fourth quarter of 2003, we signed a license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement, or two years. Revenue of $1.4 million was recognized under this agreement during the fourth quarter of 2003. The Company currently expects to recognize $5.7 million and $4.2 million of the up-front fee as revenue in 2004 and 2005, respectively, assuming no change in our estimated development period.

Collaborative Agreement and Other Revenues

        Total collaborative agreement and other revenues in the year-ended December 31, 2003 were $0.5 million as compared to $4.0 million in the year-ended December 31, 2002, a decrease of $3.5 million or 88%. The decrease in our collaborative agreement and other revenues from 2002 to 2003 primarily relates to our completion in February 2003 of our research collaboration agreement with Novartis under which we recognized $248,000 of revenue in 2003 as compared to $3.2 million of revenue in 2002, as well as a decrease in Small Business Innovation Research (SBIR) grants received in 2003 versus 2002.

Operating Expenses

        The following table sets forth 2003 and 2002 operating expenses together with the percentage change in operating expenses from year to year:

	December 31,
			% Change
	2003	2002
	(in millions)
Cost of product revenues	$0.8	$—	100%
Research and development	54.5	59.0	-8%
Sales and marketing	21.1	8.7	143%
General and administrative	30.0	17.5	71%

Total operating expense	$106.4	$85.2	25%

Cost of Product Revenues

        Cost of product revenues were $816,000 in 2003 as compared with no cost of product revenues in 2002 as Cubicin was launched in November 2003. Our gross margin for 2003 was 51.2%. Since we began commercial sale of Cubicin late in 2003, there is the potential for our gross margin to increase as product production volume increases and as we work to develop manufacturing process improvements. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of Cubicin under our license agreement with Eli Lilly.

Research and Development Expense

        Total research and development expense in the year ended December 31, 2003, was $54.5 million compared to $59.0 million in the year ended December 31, 2002, a decrease of $4.5 million or 8%. The decrease from 2002 to 2003 primarily related to a decrease of $2.4 million in clinical study costs related to Cubicin development that were incurred in 2002 and not in 2003, decrease in license fee expense of $3.6 million, and a decrease in lab services and supplies of $1.7 million partially offset by (i) $1.5 million of costs related to the development of the manufacturing process for Cubicin and (ii) $1.5 million of milestone expense to Sandoz for completion of a CAB-175 dosing study in humans. Our research and development costs primarily consist of salaries, benefits and other head count related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs and the development of a manufacturing process for Cubicin. We expect our research costs to remain steady in 2004 with increased development costs as we enter into Phase 4V clinical trials for Cubicin and as we work with ACS to ensure that their manufacturing facility complies with GMP standards to manufacture Cubicin. In February 2004, we discontinued clinical development of CAB-175 due to observed adverse events and are currently assessing other pipeline opportunities.

Sales and Marketing Expense

        Sales and marketing expenses in the year ended December 31, 2003 were $21.1 million compared to $8.7 million in the year ended December 31, 2002, an increase of $12.4 million or 143%. The increase in sales and marketing expenses relates to an increase of $6.3 million in salary and benefits expense primarily due to the addition of 75 employees and 7 regional business directors for our Cubicin sales force; and $3.3 million in costs for advertising, promotions and medical education related to the Cubicin product launch. We expect our sales and marketing expense to increase in 2004 as we will have a full year of sales force costs as well as promotion expenses for Cubicin.

General and Administrative Expense

        General and administrative expenses in the year ended December 31, 2003, were $30.0 million compared to $17.5 million in the year ended December 31, 2002, an increase of $12.5 million or 71%. The increase primarily relates to lease termination charges of $12.9 million recorded in the third and fourth quarters of 2003 stemming from our decision in September 2003 to consolidate our discovery activities in our Lexington, MA facility. The charge includes the cost to buy-out our Slough, England lease, and we expect that there could be additional costs in the future to related to our relocation of certain scientists to our Lexington facility by the third quarter of 2004. Future cost savings as a result of this consolidation may offset these charges. Also included in general and administrative expenses are costs of approximately $805,000 related to the termination of employment of two former executive officers during 2003.

Other Expense, net

        The following table sets forth 2003 and 2002 other expenses together with the percentage change in other expenses from year to year:

	December 31,
			% Change
	2003	2002
	(in millions)
Interest income	$2.2	$5.2	-58%
Interest expense	(13.6)	(13.8)	-1%
Other expense	(0.9)	(0.1)	800%

Total other expense, net	$(12.3)	$(8.7)	41%

Interest Income and Expense

        Interest income in the year ended December 31, 2003 was $2.2 million compared to $5.2 million in the year ended December 31, 2002, a decrease of $3.0 million or 58%. The decrease in interest income was due to the decrease throughout the year of our cash and cash equivalents balance as well as lower average yields on our investments.

        Interest expense in the year ended December 31, 2003 was $13.6 million as compared to $13.8 million during the year ended December 31, 2002, a decrease of $0.2 million or 1%. The decrease in interest expense from 2002 to 2003 was the result of our initiative to restructure our balance sheet and improve our capital structure. We repaid our original term loan and entered into a new term loan with a lower average balance in 2003 versus 2002. Interest expense related to our 5 1/2% subordinated convertible notes due 2008 was approximately $9.1 million in 2003. Interest expense related to our 8 1/2% senior convertible notes due in 2005 was approximately $3.3 million in 2003; with the $10.0 million pay down of debt in December 2003, interest expense on these notes will be approximately $2.5 million per year. As we continue to work to reduce our outstanding debt balance, we expect our interest expense to decrease proportionately, provided that interest rates remain stable.

Other Expense

        Other expense in the year ended December 31, 2003 was $0.9 million compared to $0.1 million in the year ended December 31, 2002, an increase of $0.8 million or 800%. Included in other expense is a foreign exchange translation loss of $0.8 million primarily related to the remeasurement of the Slough lease termination accrual that is denominated in British pounds and an impairment loss of $134,000 recorded in the first quarter of 2003 on our investment in Syrrx based upon the pricing of a round of financing that Syrrx completed in the first quarter of 2003.

        In 2002, our Canadian subsidiary was liquidated into, and all remaining assets were transferred to, Cubist Pharmaceuticals, Inc. (U.S.). A foreign exchange loss of $115,000 relating to the liquidation of these subsidiaries was taken during 2002.

Years Ended December 31, 2002 and 2001

Revenues

        The following table sets forth 2002 and 2001 revenues together with the percentage change in revenues from year to year:

	December 31,
			% Change
	2002	2001
	(in millions)
Novartis	$3.2	$2.7	19%
Gilead Sciences	7.4	11.1	-33%
Grants	0.9	0.6	50%

Total revenues	$11.5	$14.4	-20%

        Total revenues in the year ended December 31, 2002 were $11.5 million compared to $14.4 million in the year ended December 31, 2001, a decrease of $2.9 million or 20%. The revenues earned in the year ended December 31, 2002 consisted primarily of $5.4 million in license fee revenues and $2.0 million in milestone revenues from Gilead; $2.5 million in research support funding and $500,000 in milestone payments from the Novartis collaboration; $874,000 in SBIR grant funding; $115,000 in license maintenance fees; and $73,000 in other collaboration revenues. The revenues earned in the year ended

December 31, 2001 consisted primarily of $5.6 million in license fee revenues and $5.5 million in milestone revenues from Gilead; $2.3 million in research support funding and $250,000 in milestone payments from the Novartis collaboration; $591,000 in SBIR funding, $100,000 in license maintenance fees and $61,000 in research support funding. The decrease in revenues in the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to the decrease in license fees and milestones recognized as revenue from Gilead. In September 2002, Cubist and Gilead jointly announced the dissolution of their licensing agreement.

Operating Expenses

        The following table sets forth 2002 and 2001 operating expenses together with the percentage change in operating expenses from year to year:

	December 31,
			% Change
	2002	2001
	(in millions)
Research and development	$59.0	$63.7	-7%
Sales and marketing	8.7	—	-100%
General and administrative	17.5	21.8	-20%

Total operating expense	$85.2	$85.5	0%

Research and Development Expense

        Total research and development expense in the year ended December 31, 2002 was $59.0 million compared to $63.7 million in the year ended December 31, 2001, a decrease of $4.7 million or 7%. The decrease was largely due to the completion and closure of Cubist's community acquired pneumonia Phase 3 clinical trials for Cubicin. During 2002, based upon current information received from each Clinical Research Organization, or CRO, the Company reversed previously recorded accrued clinical trial expense of $3.3 million by crediting Research and Development expense. While Cubist does not currently maintain cost accounting systems to specifically track costs on an individual project basis, in 2002, based on an estimated average full-time equivalent basis, the Company incurred estimated costs of $2.8 million in connection with all of its research collaborations, which generated approximately $3.0 million of revenue in 2002. In 2001, based on an estimated average full-time equivalent basis, Cubist incurred estimated costs of $2.7 million in connection with all of its research collaborations, which generated approximately $2.5 million of revenue in 2001.

General and Administrative Expense

        General and administrative expenses in the year ended December 31, 2002 were $17.5 million compared to $21.8 million in the year ended December 31, 2001, a decrease of $4.3 million or 20%.

Other Income (Expense), net

        The following table sets forth 2002 and 2001 other expenses together with the percentage change in other income (expense) from year to year:

	December 31,
			% Change
	2002	2001
	(in millions)
Interest income	$5.2	$6.9	-25%
Interest expense	(13.8)	(5.7)	142%
Other income (expense)	(0.1)	0.1	-200%

Total other income (expense), net	$(8.7)	$1.3	-769%

Interest Income and Expense

        Interest income in the year ended December 31, 2002, was $5.2 million compared to $6.9 million in the year ended December 31, 2001, a decrease of $1.7 million or 25%. The decrease in interest income was due to lower average cash, cash equivalents and investment balances during the year ended December 31, 2002 as compared to the year ended December 31, 2001, and significantly lower interest rates. Interest expense in the year ended December 31, 2002 was $13.8 million as compared to $5.7 million during the year ended December 31, 2001, an increase of $8.1 million or 142%. The increase in interest expense was primarily due to increased long-term debt related to the issuance of convertible subordinated notes in the fourth quarter of 2001.

Other Income (Expense)

        Other income (expense) in the year ended December 31, 2002 was $(0.1) million compared to $0.1 million in the year ended December 31, 2001, a change of $(0.2) million or 200%. In 2002, our Canadian subsidiary was liquidated into, and all remaining assets were transferred to, Cubist Pharmaceuticals, Inc. (U.S.). A foreign exchange loss of $0.1 million relating to the liquidation of these subsidiaries was taken during the year. In 2001, the decision was made to relocate the functions performed at the Vancouver operations to Cubist's corporate headquarters. This was considered to represent a substantial reduction of Cubist's investment in its Canadian subsidiary, therefore the cumulative translation adjustment relating to these operations, which amounted to $163,000, was taken to income during the year.

Income Tax Benefit

        There was no income tax benefit in the year ended December 31, 2002, as compared to $34,000 in the year ended December 31, 2001, a decrease of $34,000 or 100.0%. The elimination of an income tax benefit was due to Cubist no longer qualifying for investment tax credits for increased research and development expenditures related to Cubist's Canadian operations.

Liquidity and Capital Resources

        Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal, interest and capital lease obligations. Historically, we have funded our cash requirements through the following methods:

  •
  payments from our strategic collaborators including license fees, sponsored research funding and research grants;

  •
  equity and debt financings;

  •
  equipment financings; and

  •
  interest earned on invested capital.

        In the future, we expect to continue to fund our cash requirements from these sources as well as from sales of Cubicin. We anticipate sustained cash outflows in the next few years relating to the continued development and commercialization of Cubicin, the continued development of our other drug candidates, as well as investments in other product opportunities.

        Net cash used in operating activities was $90.1 million in 2003, $84.8 million in 2002 and $52.2 million in 2001. Although net loss increased $32.6 million in 2003 as compared to 2002, net cash used for operating activities only increased $5.4 million in 2003 as compared to 2002. This is primarily due to (i) increases in accounts payable and accrued liabilities of $13.7 million primarily due to the agreement to buy out of our lease in Slough, England and (ii) $10.6 million of cash provided by deferred revenue primarily due to the up front payment of $11.3 million from Chiron. These increases in cash were offset by uses of cash as a result of accounts receivable and inventory due to our launch of Cubicin as well as our focus on the development of a manufacturing process for Cubicin and the development of our Cubicin sales force.

        Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the year ended December 31, 2003 were $2.5 million as compared to $3.9 million and $12.2 million in the years-ended December 31, 2002 and 2001, respectively. In 2003 we expended $1.5 million for computer hardware and software primarily related to development of a sales automation system. During 2002, we expended $1.3 million for lab equipment and $1.2 million for computer hardware primarily due to company growth. In 2001, our fixed asset additions primarily related to the build-out of our corporate headquarters in Lexington, MA. In 2004, we plan to invest in updating our IT infrastructure, such as our manufacturing, inventory, sales reporting and regulatory record keeping modules as a result of our product launch. We will also invest in research equipment as we transfer our U.K. operations to the U.S. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

        Net cash of $85.1 million was provided by financing activities in the year-ended December 31, 2003 as compared to $501,000 used for financing activities in 2002 and $168.4 million provided in financing activities in the year-ended December 31, 2001. In 2003, $3.3 million of cash that was restricted as of December 31, 2002 became unrestricted due to the repayment of our term loan. We generated net cash of $84.3 million from our public offering of shares in 2003. In addition, we repaid $10.0 million of our 8 1/2% senior convertible notes related to our building. Net cash used by financing activities in 2002 was primarily due to approximately $2.9 million in repayments of debt with no significant inflows from financings. Net cash provided by financing activities in 2001 was primarily due to approximately $165.0 million of net proceeds from our 5 1/2% convertible subordinated notes.

        Our total cash, cash equivalents and investments at December 31, 2003 was $142.4 million compared to $151.2 million, excluding restricted cash, at December 31, 2002. Based on the net cash raised from our equity financing of $84.3 million, and the up-front payments and stock purchase provided to us from Chiron of $18.0 million we now believe that our existing cash, cash equivalents, investments and cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, milestone payments under our collaborative agreements and capital requirements under our current business plan through the first half of 2005.

        On March 7, 2003, we filed a shelf registration statement on Form S-3 to register the offering on a delayed or continuous basis of $75.0 million of common stock. The registration statement became effective on June 23, 2003. On October 16, 2003, we amended the registration statement to increase the aggregate offering price from $75.0 million to $90.0 million, resulting in the issuance of approximately 1,428,571 additional shares of common stock, based on a per share offering price of $10.50. On October 21, 2003, we completed the sale of 8,571,410 shares of common stock at $10.50 per share. Net cash proceeds from this offering were $84.3 million.

        In April 2003, we entered into a term loan agreement with a bank under which we were able to borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrues at the bank's LIBOR rate plus a margin of 2.75% (3.9% at December 31, 2003). The outstanding borrowings under this facility totaled $3.5 million at December 31, 2003.

        On October 26, 2001, Cubist completed the private placement of $125.0 million of 5 1/2% convertible subordinated notes (less financing costs of $4.0 million). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5 1/2% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. Cubist paid $9.1 million in interest on these notes during 2003 and 2002. The notes are subordinated to senior indebtedness and mature on November 1, 2008.

        In 2001, Gilead paid Cubist $5.5 million for achieving three development milestones. In September 2002, Cubist and Gilead mutually agreed to terminate their licensing agreement. As a result of the mutual termination, Cubist recognized $2.0 million in milestone revenue and $1.7 million in remaining deferred license fee revenue. Revenues of $5.4 million and $5.6 million were recognized in the years ended 2002 and 2001 respectively. There are no future financial obligations relating to this licensing agreement.

        Cubist issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company to finance the purchase of the Company's headquarters. The five-year notes carry a coupon rate of 8 1/2% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. Cubist retains the right to redeem these notes after three years at 103% of their principal amount outstanding. On December 23, 2003 we repaid $10.0 million of the senior convertible notes.

Commitments

Contractual Obligations

        Our major outstanding contractual obligations relate to convertible notes, a term loan and our facilities leases.

        The aggregate outstanding principal of our convertible notes is $194.0 million as of December 31, 2003. These notes consist of $165.0 million of 5 1/2% convertible subordinated notes due in 2008, and $29.0 million of 8 1/2% senior convertible notes due in 2005. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

        Our U.K. subsidiary leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a lease, which we may exit with six months notice to the lessor. In February 2002, the

U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England, commencing in February 2003 for a term of fifteen years. In September 2003, we decided not to occupy the additional facility or the existing facility beyond the third quarter of 2004. In January 2004, we agreed to a buy-out of the lease and accordingly, we have recorded an accrual of $13.4 million, representing our cost to buy-out the lease. Payments are due in January and September 2004 under this agreement.

        The aggregate outstanding amount of the contractual obligations and commercial commitments is $345.0 million as of December 31, 2003. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecast occur in the future. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in the future periods:

	Payments due by period
	Total	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Financing Obligations:
Senior convertible notes	$34.0	$2.5	$31.5	$—	$—	$—
Subordinated convertible notes	210.5	9.1	9.1	9.1	9.1	174.1
Term loan	3.6	2.1	1.5	—	—	—
Capital lease	0.3	0.1	0.1	0.1	—	—
Operating leases	0.1	—	—	—	—	0.1

Total contractual obligations	$248.5	$13.8	$42.2	$9.2	$9.1	$174.2
Commercial Commitments:
Clinical CRO costs	$12.4	$11.0	$1.4	$—	$—	$—
Manufacturing and Distribution	74.7	8.0	8.8	11.3	13.8	32.8
Licenses and collaborations	9.4	4.8	1.3	2.2	0.3	0.8

Total commercial commitments	$96.5	$23.8	$11.5	$13.5	$14.1	$33.6

        Cubist is party to research and development as well as license agreements for various technologies. Certain of these agreements contain provisions for future royalties to be paid on commercial sales of products developed from the licensed technologies. This table represents Cubist's best estimates of its current minimum obligations and forecasts.

Guarantees and Indemnification Obligations

        Pursuant to Article 7 of Cubist's Amended and Restated By-Laws, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person's serving or having served as an officer or director of Cubist or having served, at our request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party's involvement with Cubist but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that Cubist could be required to make under the By-Law provision is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid. In addition, Cubist has not incurred any material costs under this indemnification. The estimated fair value of these indemnification provisions is minimal and accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

        Cubist typically includes customary indemnification provisions in its agreements with other companies in the ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions, Cubist generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments Cubist could be required to make under these indemnification provisions is unlimited. Cubist has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

        In December 2003, the holders of our 8 1/2% senior convertible notes due in September 2005, waived our obligation to reserve shares of common stock issuable upon the conversion of the 8 1/2% senior convertible notes. Therefore, we reduced the number of shares reserved for issuance upon conversion of these notes from 610,684 shares of common stock to zero shares of common stock. At our annual shareholder meeting to be held on June 10, 2004, we will propose to increase the authorized capital stock of the Company. Upon approval of such increase, and provided that we have not redeemed all of the 8 1/2% senior convertible notes, we will reserve for issuance that number of shares necessary to cover the conversion in full of each note still outstanding on June 10, 2004. If (a) the reported last sale price of our common stock on the Nasdaq National Market is greater than $63.8625 at any time prior to the date that we reserve a sufficient amount of shares to cover the conversion in full of the notes and (b) a holder of our 8 1/2% senior convertible notes provides written notice to us that it intends to convert its respective note and sell the shares of common stock to be received upon such conversion, then we agreed to use best efforts to make available a sufficient number of shares of common stock to enable each purchaser to convert its note in full. If such shares are unavailable for delivery on the date delivery is required under the note, then we agreed to pay to each purchaser that delivered a conversion notice the note proceeds in accordance with the terms of the agreement. We have determined that it is not probable that our stock price will reach $63.8625 per share by June 10, 2004; therefore, no liabilities were recorded for this agreement as of December 31, 2003.

Critical Accounting Policies and Estimates

        Cubist prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company is required to make certain estimates, judgments and assumptions that affect certain reported amounts and disclosures; actual amounts may differ.

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition;

  •
  Inventories;

  •
  Accrued clinical research costs;

  •
  Investments;

  •
  Long-lived assets;

  •
  Income taxes.

I.     Revenue recognition

        Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 for all revenue transactions entered into in fiscal periods beginning after June 30, 2003. Principal sources of revenue are sales of Cubicin, license fees and milestone payments, which are derived from collaborative agreements with other biotechnology companies.

        We recognize revenue from product sales when the product has been delivered at which point title and risk of loss have passed to the customer, collection from the customer is reasonably assured and we have no further performance obligations.

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

        Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

        Revenues from research funding are recognized when the services are performed in order to match revenues to expenses incurred. Revenues from SBIR grants to conduct research and development is recognized as eligible costs are incurred up to the funding limit.

        We analyze our multiple element arrangements entered into after June 30, 2003 to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." We recognize up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. We currently have an arrangement which includes an up-front license payment as well as requirements for Cubist to perform development services and to manufacture and supply drug product. The pricing for the manufacturing and supply services was determined to be at fair value. Although the license was determined to have standalone value, we could not establish fair value for the development services and, as such, the license and development services are being accounted for as a single unit of accounting. Accordingly, the up-front license payment is being recognized over the estimated development period of two years. Our estimate of the development period and our determination that the terms of the manufacturing and supply agreement are at fair value both involve management judgment.

        We record reserves for rebates payable under Medicaid and discounts under our chargeback agreements as a reduction of revenue at the time product sales are recorded. Our Medicaid and chargeback reserves have two components:

  •
  an estimate of outstanding claims for end-user sales that have occurred, but for which related claim submissions have not been received; and

  •
  an estimate of chargebacks based on an analysis of customer data.

        Because the second component is calculated based on the amount of inventory in the distribution channel, our assessment of distribution channel inventory levels impacts our estimated reserve requirements. Our calculation also requires other estimates, including estimates of sales mix, to determine which sales will be subject to rebates and the amount of such rebates. We will update our estimates and assumptions each period, and record any necessary adjustment to our reserves. As of December 31, 2003, our reserve for Medicaid and payor rebates was approximately $30,000.

        We record allowances for product returns as a reduction of revenue at the time product sales are recorded. The product returns reserve is estimated based on industry return rates for similar products. If the history of product returns changes, the reserve will be adjusted appropriately. Our estimate of distribution channel inventory is also used to assess the reasonableness of our product returns reserve.

        If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, we would record an allowance for doubtful accounts for estimated losses on those receivables.

II.    Inventories

        We value inventories at cost or, if lower, fair value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of product revenues. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III.  Accrued clinical research costs

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

IV.    Investments

        It is our intent to hold all investments to maturity in accordance with Cubist's investment policy. However, if the circumstances regarding an investment were to change, such as a change in an investment's external credit rating, Cubist would consider a sale of the related security to minimize any losses. The appropriateness of all investment classifications is reviewed at each reporting date.

V.     Long-lived assets

        In the ordinary course of our business, we incur substantial costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. We generally depreciate plant and equipment using the straight-line method over the asset's estimated economic life, which ranges from 3 years to 15 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results. Property and equipment primarily consists of Cubist's corporate headquarters building.

        As of December 31, 2003, there were approximately $20.0 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from 5 years to 16 years. Determining the economic lives of intangible assets requires us to make significant judgment and estimates, and can materially impact our operating results.

        Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of use of the acquired assets, overall business strategy, and market and economic trends. Future events could cause management to conclude that impairment indicators exist and that certain intangibles assets are impaired.

VI.   Income Taxes

        Cubist records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cubist then assesses the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that Cubist determines that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which Cubist operates and the period over which deferred tax assets will be recoverable. Through December 31, 2003, Cubist believes it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, has recorded a valuation allowance against substantially all deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

Recent Accounting Pronouncements

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

        In January 2003, the FASB issued FASB Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity (VIE), as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN 46R was only slightly modified from that contained in FIN 46. A VIE would be required to be consolidated if either of the following conditions are met:

  1.
  The total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.

  2.
  The equity investors lack any one of the following three characteristics of a controlling financial interest:

•
The direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the success of the entity.

•
The obligation to absorb the expected losses of the entity.

•
The right to receive the expected residual returns of the entity.

        FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all Special Purpose Entities ("SPEs") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 had no effect on our results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cubist is exposed to the impact of interest rate changes and foreign currency fluctuations.

        Cubist currently owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments is held for trading purposes. The investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to our policy to hold these instruments to maturity, Cubist does not believe that it has a material exposure to interest rate risk.

Interest Rate Risk

        Cubist invests its cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in U.S. dollars. All of its interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. The primary market risk exposure is that of interest rate risk on borrowings under Cubist's credit facility, which are subject to interest rates based on the bank's base rate. A change in the applicable interest rate on this loan would affect the rate at which Cubist could borrow funds. Cubist estimates that the hypothetical loss in earnings for one year of borrowings held at December 31, 2003, resulting from a hypothetical 10% increase in interest rates, would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments. The fair market value of long-term debt at December 31, 2003 amounted to $183.5 million, and consisted of fixed-rate debt with maturities through 2008.

Foreign Currency Risk

        Cubist faces exposure to adverse movements in foreign currency exchange rates. International revenues and expenses are denominated in foreign currencies. The functional currency of Cubist's U.K. subsidiary is the U.S. dollar. Cubist's international activities are subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on Cubist's overall currency rate exposure at December 31, 2003, a 10% change in foreign exchange rates would have had an immaterial effect on its financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index To Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Cubist Pharmaceuticals, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 11, 2004

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$96,662	$53,551
Short-term investments	25,840	94,154
Accounts receivable, net of allowances of $94,000 and $0, respectively	1,310	—
Inventory	3,793	—
Prepaid expenses and other current assets	3,815	1,463

Total current assets	131,420	149,168
Property and equipment, net	45,221	48,268
Intangible assets, net	19,981	9,925
Restricted cash	—	3,250
Long-term investments	19,897	3,515
Other assets	6,039	7,396

Total assets	$222,558	$221,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,655	$9,600
Accrued clinical trial expenses	1,049	284
Accrued liabilities	22,997	3,664
Accrued interest	2,145	2,341
Deferred revenue	8,167	—
Current portion of long-term debt	2,000	2,011
Current potion of capital lease obligations	117	—

Total current liabilities	40,130	17,900
Deferred revenue, excluding current portion	4,951	2,500
Long-term debt, net of current portion	195,500	208,022
Capital lease obligations, net of current portion	193	—

Total liabilities	240,774	228,422
Commitments and contingencies (Notes C, D, N, O)
Stockholders' deficit:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 40,031,008 and 28,702,035 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	40	29
Additional paid-in capital	357,195	254,256
Notes receivable	—	(50)
Deferred compensation	—	(687)
Accumulated deficit	(375,451)	(260,448)

Total stockholders' deficit	(18,216)	(6,900)

Total liabilities and stockholders deficit	$222,558	$221,522

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands, except share and per share amounts)
Product revenues, net	$1,673	$—	$—
License fee revenues	1,517	7,515	11,200
Collaborative agreement and other revenues	526	3,971	3,188

Total revenues	3,716	11,486	14,388
Costs and expenses:
Cost of product revenues	816	—	—
Research and development	54,505	59,012	63,686
Sales and marketing	21,090	8,703	—
General and administrative	29,978	17,471	21,827

Total costs and expenses	106,389	85,186	85,513

Operating loss	(102,673)	(73,700)	(71,125)
Other income (expense):
Interest income	2,182	5,199	6,922
Interest expense	(13,601)	(13,796)	(5,739)
Other income (expense)	(911)	(115)	54

Total other income (expense), net	(12,330)	(8,712)	1,237

Net loss before income taxes	(115,003)	(82,412)	(69,888)
Income tax benefit related to Canadian operations	—	—	34

Net loss	$(115,003)	$(82,412)	$(69,854)

Basic and diluted net loss per common share	$(3.61)	$(2.89)	$(2.49)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	31,872,555	28,515,435	28,088,435

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(115,003)	$(82,412)	$(69,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on property and equipment	—	185	673
Depreciation and amortization	5,828	5,175	4,985
Amortization of debt issuance costs	1,025	1,015	370
Amortization of premium on investments	1,402	2,712	144
Stock-based compensation	1,072	1,300	866
Common stock issued for technology milestone	—	400	—
Deemed discount amortization on convertible debentures	—	311	—
Foreign exchange loss, net	800	115	278
Other	545	169	169
Changes in assets and liabilities:
Accounts receivable	(1,310)	103	251
Prepaid expenses, inventory and other current assets	(5,947)	(33)	1,101
Intangibles and other assets	(2,828)	(1,216)	(9,666)
Accounts payable and accrued liabilities	13,662	(5,189)	11,119
Deferred revenue	10,617	(7,400)	7,400

Total adjustments	24,866	(2,353)	17,690

Net cash used for operating activities	(90,137)	(84,765)	(52,164)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,491)	(3,922)	(12,155)
Purchases of investments	(80,943)	(138,074)	(109,986)
Maturities of investments	131,473	160,505	79,872
Investment in Syrrx, Inc	—	—	(300)

Net cash provided by (used for) investing activities	48,039	18,509	(42,569)

Cash flows from financing activities:
Issuance of common stock and warrants, net	94,064	2,143	2,741
Change in restricted cash	3,250	—	(3,250)
Repayments of long-term debt and capital lease obligations	(17,630)	(3,329)	(1,937)
Proceeds from long-term debt	5,000	685	170,815
Proceeds from sale and leaseback of equipment	407	—	—

Net cash provided by (used for) financing activities	85,091	(501)	168,369

Net increase (decrease) in cash and cash equivalents	42,993	(66,757)	73,636
Effect of changes in foreign exchange rates on cash balances	118	(14)	(254)
Cash and cash equivalents at beginning of year	53,551	120,322	46,940

Cash and cash equivalents at end of year	$96,662	$53,551	$120,322

Cash paid during the year for:
Interest	$12,517	$12,729	$3,681
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in exchange for a promissory note	$—	$—	$50
Issuance of common stock on conversion of long-term debt	—	—	2,171
Issuance of common stock to ACS Dobfar	—	2,000	—
Issuance of common stock to Eli Lilly	$8,500	$400	$—

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Notes Receivable	Deferred Stock Option Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	(in thousands, except share data)
Balance at December 31, 2000	27,757,900	$28	$243,383	$(338)	$(2,035)	$(108,182)	$163	$133,019
Exercise of stock options and warrants	455,062	—	2,401	—	—	—	—	2,401
Shares issued in connection with employee stock purchase plan and 401(k) plan	27,322	—	831	—	—	—	—	831
Issuance of common stock upon conversion of convertible debentures	58,282	—	2,171	—	—	—	—	2,171
Deferred compensation related to grant of stock options	—	—	335	(50)	(224)	—	—	61
Amortization of deferred compensation	—	—	—	—	761	—	—	761
Forgiveness of promissory notes	—	—	—	169	—	—	—	169
Stock-based compensation	—	—	105	—	—	—	—	105
Net loss	—	—	—	—	—	(69,854)	—	(69,854)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	(163)	(163)

Total comprehensive loss								(70,017)

Balance at December 31, 2001	28,298,566	28	249,226	(219)	(1,498)	(178,036)	—	69,501

Exercise of stock options and warrants	184,345	1	1,244	—	—	—	—	1,245
Shares issued in connection with employee stock purchase plan and 401(k) plan	114,550	—	897	—	—	—	—	897
Issuance of common stock related to business agreements	104,574	—	2,400	—	—	—	—	2,400
Amortization of deferred compensation	—	—	—	—	811	—	—	811
Forgiveness of promissory notes	—	—	—	169	—	—	—	169
Stock-based compensation	—	—	489	—	—	—	—	489
Net loss	—	—	—	—	—	(82,412)	—	(82,412)

Balance at December 31, 2002	28,702,035	29	254,256	(50)	(687)	(260,448)	—	(6,900)

Exercise of stock options and warrants	1,318,718	1	2,081	—	—	—	—	2,082
Shares issued in connection with employee stock purchase plan and 401(k) plan	19,551	—	135	—	—	—	—	135
Sale of common stock	8,571,410	9	84,255	—	—	—	—	84,264
Issuance of common stock related to business agreements	1,419,294	1	16,082	—	—	—	—	16,083
Amortization of deferred compensation	—	—	—	—	687	—	—	687
Forgiveness of promissory notes	—	—	—	50	—	—	—	50
Stock-based compensation	—	—	386	—	—	—	—	386
Net loss	—	—	—	—	—	(115,003)	—	(115,003)

Balance at December 31, 2003	40,031,008	$40	$357,195	$—	$—	$(375,451)	$—	$(18,216)

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF BUSINESS

        Cubist is a biopharmaceutical company focused on becoming a leader in the research, development and commercialization of products that address unmet medical needs. To date, the Company has been exclusively focused on exploiting business and product opportunities in the antiinfective marketplace. Commencing in 2003, Cubist began selling Cubicin in the United States. Cubist is headquartered in Lexington, Massachusetts.

        Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, development by Cubist or its competitors of new technological innovations, ability to market products or services, dependence on key personnel, market acceptance of Cubicin, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, and compliance with governmental and other regulations.

B.    ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Cubist and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates

        Cubist prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company is required to make certain estimates, judgments and assumptions that affect certain reported amounts and disclosures; actual amounts may differ. On an ongoing basis the Company evaluates its estimates, which include, among others, those related to revenue recognition, property and equipment, income taxes, litigation and other contingencies, inventory, derivatives, intangible assets, and bad debts. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form its basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The policies described below represent those that are broadly applicable to the Company's operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.

Reclassifications

        Certain reclassifications have been made to prior years' financial statements to conform to the 2003 presentation.

Fair Value of Financial Instruments

        The carrying amounts of Cubist's financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. The fair market value of long-term debt at December 31, 2003 amounted to $183.5 million, and consisted of fixed-rate debt with maturities through 2008. The estimated fair values of long-term debt and capital lease obligations have been determined using quoted market rates.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term interest-bearing instruments with initial maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates market value.

Restricted Cash

        Restricted cash consists of a savings account held in Cubist's name and custodied with a major financial institution. The cash represents a collateral amount required under the Company's bank term loan agreement, which was repaid in 2003.

Investments

        Investments, with a maturity of more than three months when purchased, consisted of certificates of deposit, corporate bonds and investment-grade commercial paper at December 31, 2003 and 2002. Investments, which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value. Investment classification detail can be found in Note E. in the Notes to Consolidated Financial Statements.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high credit qualified financial institutions, primarily in U.S. Government treasuries and money market funds with financial institutions. Three wholesalers accounted for approximately 97% of the Company's accounts receivable balance at December 31, 2003. Four customers accounted for approximately 84% of revenue at December 31, 2003 and two customers accounted for 91% of revenue at December 31, 2002.

Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in / first-out ("FIFO") method. On a quarterly basis, the Company analyzes its inventory levels, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off.

        Inventories consist of the following at December 31:

2003 (in thousands)
Raw materials	$1,179
Work in process	1,312
Finished goods	1,302

$3,793

        The Company did not have any inventory at December 31, 2002.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the related asset, commencing once the asset is considered available for use. Estimated lives are generally three years for computer equipment and purchased software, five years for laboratory equipment and furniture and fixtures, and forty years for buildings. Leasehold improvements are recorded at cost and are amortized over the lesser of the life of the related lease or the improvement's estimated useful life. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in other income.

Capital Leases

        Assets acquired under capital lease agreements are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Property and equipment subject to capital lease agreements are amortized over the shorter of the life of the lease or the estimated useful life of the asset unless the lease transfers ownership or contains a bargain purchase option, in which case the leased asset is amortized over the estimated useful life of such asset.

Intangible Assets

        Cubist's intangible assets consist of acquired intellectual property, processes and patents. Intellectual property represents information databases and technological process information. These assets are amortized on a straight-line basis over their estimated useful life of four years. Patent costs are for the fair value of patents obtained through an acquisition transaction. Patent costs are amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," Cubist reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. No provisions for impairment have been recorded to date.

Revenue Recognition

        Cubist recognizes revenue in accordance with the SAB 101, as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 to all revenue transactions entered into in fiscal periods beginning after June 30, 2003. Principal sources of revenue are sales of Cubicin, license fees and milestone payments that are derived from collaborative agreements with other biotechnology companies.

These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

Product Sales, net

        Cubist recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, collectability is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of applicable allowances for returns, rebates, and discounts.

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. The Company also allows for return of its product for up to six months after product expiration. These allowances are recorded as reductions of revenue at the time product sales are recorded. Reserves for product returns and rebates are derived through an analysis of historical experience and historical data for similar pharmaceutical products. Reserves for rebate programs are included in accrued expenses on the balance sheet and were $18,000 and $0 at December 31, 2003 and 2002, respectively. Reserves for returns, discounts and chargebacks are netted against accounts receivable and were $94,000 and $0 at December 31, 2003 and 2002, respectively

License Revenues

        Fees to license the use of the Company's proprietary technologies in research performed by the customer are generally recognized only after both the license period has commenced and the technology has been delivered. If Cubist is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

Research services

        Fees for research services performed by Cubist are recognized ratably over the entire period the services are performed. In the case of co-development arrangements, fees received for research services provided are recorded as contract revenues in the period the services are rendered.

Milestones

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

        Cubist analyzes its multiple element arrangements entered into after June 30, 2003 to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Company recognizes up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

Research And Development

        All research and development costs, including costs of funded research and development, are expensed as incurred. However, fees paid for the manufacture of product candidates are capitalized as a prepaid expense and are expensed upon the use of the materials, primarily as they are used in a clinical trial, or when materials are otherwise no longer expected to have a future benefit. Research and development expenses consist of compensation and benefits, clinical studies, fine chemicals, supplies, facilities, depreciation, outside lab services, non-clinical studies, manufacturing process improvement and testing costs, and other research and development related costs.

Advertising

        All advertising costs are expensed as incurred. During the years ended December 31, 2003, 2002 and 2001, advertising expenses totaled $1.7 million, $1.0 million and $0.2 million, respectively.

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

Foreign Currency Translation

        The functional currency of Cubist's U.K. subsidiary is the U.S. Dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the U.S. dollar.

Forward Contracts

        The Company uses forward currency-exchange contracts primarily to mitigate foreign currency exposures resulting from changes in currency exchange rates. Such exposures result from transactions that are denominated in currencies other than the U.S. dollar. The Company enters into these currency-exchange contracts in connection with anticipated or contracted obligations made in the normal course of business. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

        The Company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses. Changes in fair value are recorded as income or expense. At December 31, 2003, the Company had an unrealized gain relating to forward currency-exchange contracts of approximately $171,000, which was recognized as income in 2003.

Comprehensive Loss

        Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the years ended December 31, 2003 and 2002. In 2001, comprehensive loss consisted of net loss and other comprehensive loss, which included foreign currency translation adjustments.

Net Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 2003, 2002 and 2001, options to purchase 6,127,199, 4,998,474 and 3,471,613 shares of common stock, respectively, warrants to purchase 16,459, 1,478,047, and 1,478,359 shares of common stock, respectively, and convertible debt and notes payable convertible into 3,949,864, 4,106,450, and 4,106,450 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

Accounting For Stock Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were effective for the Company's fiscal year ending December 31, 2002.

        In accordance with SFAS 148, the Company has adopted the disclosure-only provisions of SFAS 123 and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for all awards granted to employees. Under APB 25, provided other criteria are met, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. Subsequent changes to option terms can also give rise to compensation.

        At December 31, 2003 the Company had four stock-based employee compensation plans, which are described more fully in Note M. For stock options granted to nonemployees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123. SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

        The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition of SFAS 123 to the Company's stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss, as reported	$(115,003)	$(82,412)	$(69,854)
Add: Stock-based employee compensation recorded in net loss, as reported	1,073	1,300	761
Deducted: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,816)	(33,343)	(25,808)

Pro forma net loss	$(132,746)	$(114,455)	$(94,901)

Earnings per share:
Basic and diluted—as reported	$(3.61)	$(2.89)	$(2.49)

Basic and diluted—pro forma	$(4.16)	$(4.01)	$(3.38)

        The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2003	2002	2001
Expected stock price volatility	65.4%	100%	88%
Risk free interest rate	3.50%	4.50%	5.10%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	7 years	7 years	7 years

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Convertible Debt

        As applicable, the consideration received upon issuance of debt instruments is allocated between the debt, the fair value of detachable warrants issued with the debt and the intrinsic value of beneficial (in-the-money) conversion options. Debt is disclosed net of unamortized discounts. The carrying value of the debt is then accreted to face value through the due date using the effective interest method.

Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective in fiscal year 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity (VIE), as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN 46R was only slightly modified from that contained in FIN 46. A VIE would be required to be consolidated if either of the following conditions are met:

  1.
  The total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.

  2.
  The equity investors lack any one of the following three characteristics of a controlling financial interest:

•
The direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the success of the entity.

•
The obligation to absorb the expected losses of the entity.

•
The right to receive the expected residual returns of the entity.

        FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all Special Purpose Entities ("SPEs") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004.

C.    LEASE TERMINATION AND OTHER CHARGES

        During the third quarter of 2003, Cubist determined that it would not occupy a new facility in Slough, England. As a result of Cubist's decision, an expense of $9.1 million was recorded as an element of general and administrative expenses, within the Condensed Consolidated Statement of Operations at September 30, 2003, in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The liability for the anticipated lease termination charge was calculated using probability-weighted cash flows. Cubist's cash flow assumptions and estimates regarding the potential outcomes of the anticipated lease restructuring, included contractual rental and build-out commitments, lease buy-out, time to sub-lease or buy-out the lease, sub-lease rental rates and facility operating costs. As prescribed by SFAS 146, a credit-adjusted risk-free rate was used to discount the estimated cash flows; this rate was approximately 9% for the period ending September 30, 2003.

        The components of the lease termination charge of $9.1 million recorded were $8.6 million of anticipated lease termination costs, a $1.2 million write off of construction -in -progress costs, $74,000 in other tenant-related costs, and an elimination of the deferred rent liability of $850,000 related to the facility's lease term. In the fourth quarter of 2003 Cubist recorded an additional charge of $3.8 million, primarily composed of $3.7 million of additional lease termination costs based upon negotiations with the landlord, resulting in the execution of an agreement in January 2004 to buy out of the lease for £7.5 million payable in two lump sum payments in January and September 2004. Accelerated depreciation of $204,000 on assets for the Company's 18,000 square foot facility was also recorded in the fourth quarter based on the shortened service period.

        The significant components of the lease termination charge are as follows (in thousands):

	Lease termination costs	Construction- in-progress costs	Tenant- related costs	Deferred rent	Total
Balance December 31, 2002	$—	$—	$—	$—	$—
2003 Charges	12,396	1,211	112	(850)	12,869
Cash payments	—	—	(102)	—	(102)
Non-cash charges	—	(1,211)	—	850	(361)
Currency translation	943	—	8	—	951

Balance December 31, 2003	$13,339	$—	$18	$—	$13,357

D.    BUSINESS AGREEMENTS

Manufacturing, Distribution and Other Agreements

        In June 2000, Cubist entered into a manufacturing and supply agreement with DSM pursuant to which DSM agreed to manufacture and supply to Cubist bulk Cubicin drug substance for commercial purposes. Under the terms of the manufacturing and supply agreement, DSM was required to prepare its manufacturing facility in Italy to manufacture bulk Cubicin drug substance in accordance with Good Manufacturing Practices, or GMP, standards. Cubist currently purchases bulk Cubicin drug substance from DSM only, subject to minimum annual quantity requirements.

        In September 2001, Cubist entered into a manufacturing and supply agreement with ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture of Cubicin and to sell bulk Cubicin exclusively to Cubist for commercial purposes. Under the terms of this agreement, which was amended in February 2003, ACS is required to prepare its manufacturing facility in Italy to manufacture bulk Cubicin drug substance in accordance with GMP standards. Upon completion of the preparation of ACS's manufacturing facility and a determination by the FDA that the manufacturing facility complies with GMP standards, Cubist will purchase bulk Cubicin drug substance from ACS subject to minimum annual quantity requirements over a seven-year period. Cubist also currently engages ACS to manufacture bulk clinical grade Cubicin drug substance for its clinical trials.

        In April 2000, Cubist entered into an agreement with Abbott pursuant to which Abbott converts bulk Cubicin substance into its finished, vialed formulation. In September 2003, Cubist entered into a services agreement with Cardinal Health PTS, Inc. Under this agreement, Cardinal Health provides packaging services for finished Cubicin product.

        In June 2003, Cubist entered into a services agreement with ICS whereby ICS agreed to exclusively manage its finished product inventory program and to distribute Cubicin finished product. ICS also provides the Company with order processing, order fulfillment, shipping, collection, and invoicing services related to product sales.

        During 2003, 2002 and 2001, Cubist made payments as it related to the above manufacturing and distribution agreements in the aggregate of $9.6 million, $4.5 million and $1.6 million respectively, which were recorded to research and development expense, $3.0 million, $1.1 million and $1.7 million respectively, which were recorded to intangible assets and $500,000 which was recorded to other assets.

        The estimated future commitments related to Cubist's manufacturing and distribution agreements are outlined in the table below:

	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Estimated Commitments:
Manufacturing and Distribution	$8.0	$8.8	$11.3	$13.8	$32.8

Licensing Agreements

        In July 2003, Cubist entered into an amendment to the original license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rates under the license agreement. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of Cubicin. The amounts paid to Eli Lilly have been recorded as an intangible asset related to the licensed technology. Cubist will amortize the intangible assets over 13 years, which is the remaining life of the licensing agreement with Eli Lilly.

        On July 31, 2002, Cubist entered into a license agreement with Sandoz for the exclusive worldwide rights to CAB-175 or back-up compounds. In consideration for such license, Cubist made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. In addition, Cubist will be required to pay royalties to Sandoz on worldwide sales of any drug developed and commercialized from any products derived from this license. In February 2004, Cubist discontinued clinical development of CAB-175 due to observed adverse events. The Company remains interested in developing a broad-spectrum compound with anti-MRSA activity, and is working with Sandoz to assess whether it will pursue development of one of the back-up candidates to CAB-175.

        On July 30, 2001, Cubist entered into a collaborative research and license agreement with Albany Molecular Research, Inc., or Albany Molecular, to identify novel antiinfective drug candidates. Under this agreement, Albany Molecular would receive fees from Cubist for the achievement of specific clinical and regulatory milestones as well as royalties on sales of any commercial products that result from the collaboration.

        On June 27, 2001, Cubist and Syrrx announced the formation of an antiinfective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the Company's decision in the first quarter of 2003 to discontinue its target-based drug discovery program, the parties ceased work under this collaboration and terminated the relationship. Cubist recorded an impairment charge of $134,000 in the first quarter of 2003 relating to its equity investment in Syrrx based upon pricing derived from a recent round of financing. The Company's net equity investment carrying value in Syrrx at December 31, 2003 was $166,000.

        On November 22, 2000, Cubist and IHMA signed a license agreement to utilize IHMA's expertise and experience in "bridge" oral drug delivery techniques to research, develop and commercialize oral forms of ceftriaxone. In exchange for such license, Cubist paid an upfront license fee, which was recorded as research and development expense in 2000, and if certain drug development milestones are achieved, Cubist will pay milestone payments, which will be capitalized if FDA approval is received and will be expensed as research and development if FDA approval is not received. Cubist will also be required to pay royalties to IHMA on worldwide sales of any oral formulation of ceftriaxone. In order to expand its rights to utilize IHMA's oral drug delivery technology more broadly to research, develop and commercialize oral forms of antibiotics and antifungals, Cubist entered into a license agreement with the University of Utah on December 31, 2001. In return for a small upfront fee plus possible future milestone and royalty payments, Cubist obtained an exclusive worldwide license to all of University of Utah's rights to the technology.

        On November 7, 1997, Cubist entered into a license agreement with Eli Lilly that was amended on October 6, 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market Cubicin. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones are achieved, has agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of Cubicin. On February 19, 1999 Cubist issued shares of common stock as a milestone payment pursuant to, and in accordance with, the terms of the agreement. The value of the common stock was recorded as research and development expense because it was deemed an additional license payment related to a product under development. In December 2002, Cubist issued shares of common stock as a milestone payment to Eli Lilly related to Cubist filing its NDA for Cubicin and recorded the value as research and development expense. In September 2003, Cubist issued additional shares of common stock as a further milestone payment to Eli Lilly related to Cubist obtaining FDA approval for Cubicin.

        During 2003, 2002 and 2001, Cubist made payments as it related to the above license agreements in the aggregate of $4.3 million, $3.9 million and $1.1 million respectively, which were recorded to research and development expense.

        The estimated future commitments related to Cubist's license and collaboration agreements are outlined in the table below:

	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Commitments:
Licenses and collaborations	$4.8	$1.3	$2.2	$0.3	$0.8

        As part of the acquisition of TerraGen Discovery Inc., or TerraGen, in October 2000, Cubist assumed the rights and obligations originally held by TerraGen pursuant to a cross-license agreement dated November 18, 1999 between TerraGen and Diversa Corporation, or Diversa. Under the terms of the agreement, TerraGen granted Diversa a co-exclusive worldwide non-royalty bearing license (without the right to sublicense) to certain patented technology, subject to certain restrictions. The parties also granted each other certain non-exclusive rights to other patent technology owned by the parties. Under the agreement, Diversa paid an up-front license fee and will pay annual license maintenance fees beginning in 2000, until the patents owned by TerraGen (now owned by Cubist) expire. Cubist is required to repay the up-front license fee if, prior to November 18, 2004, Cubist merges with or is acquired by a company whose primary business, prior to November 18, 1999, is related to molecular breeding involving in vitro DNA shuffling. Accordingly, the entire upfront licensing fee was recorded as deferred revenue.

        On February 3, 1999, Cubist entered into a research and license agreement with Novartis to use Cubist technology to validate and develop assays for antiinfective targets and to identify new compounds for development as antiinfective agents. In exchange for the license, Novartis funded a research program for a period of three years. Novartis will be required to pay royalties to Cubist on worldwide sales of any drug developed and commercialized from any products derived from this collaboration. In February 2003, the collaboration between Cubist and Novartis was completed.

Commercialization Agreements

        On December 22, 2003, Cubist entered into a Distribution Agreement with TTY. Under the agreement, TTY will commercialize in Taiwan, all injectable forms of daptomycin, including Cubicin, on an exclusive basis. In exchange for exclusive rights to commercialize daptomycin, TTY paid Cubist an up-front licensing fee of $500,000, which was recorded as deferred revenue and will be recognized as revenue over the manufacturing and supply period commencing on first shipment of product in Taiwan. In December, Cubist also received $200,000 from TTY for the achievement of a milestone under this agreement, which was also recorded to deferred revenue and will be recognized over the manufacturing and supply period commencing on first shipment of product in Taiwan. Remaining milestones under the agreement total $0.8 million. TTY shall also pay to Cubist a transfer price for Cubicin.

        On October 2, 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron Healthcare Ireland Ltd, or Chiron, for the development and commercialization of Cubicin in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Chiron paid Cubist an up-front licensing fee of $8.0 million, which was recorded as deferred revenue and is being amortized to revenue over the estimated development period of two years. Per the License Agreement, Cubist is entitled to receive from Chiron additional cash payments of up to $32.0 million upon achievement of certain development and sales milestones.

        On October 2, 2003, Cubist also entered into a Stock Purchase Agreement with Chiron pursuant to which Chiron purchased 529,942 shares of Cubist common stock for $10.0 million, at a 50% premium to the fair value of the Company's common stock. The premium paid was allocated to the License Agreement and is being accounted for as part of the up-front payment over the estimated development period.

        In October 2002, Cubist and Medison signed a licensing agreement for the exclusive rights to commercialize Cubicin and an oral formulation of Cubicin in Israel and the Palestinian Authority, or PLA, following regulatory approval. Medison paid Cubist an up-front licensing fee and purchased an equity investment in Cubist, on the open market, upon the execution of the agreement. The terms of the agreement require Medison to make an additional payment to Cubist upon the attainment of a certain marketing milestone.

        On January 7, 2001, Cubist and Gilead signed a licensing agreement for the exclusive rights to commercialize Cubicin and an oral formulation of Cubicin in 16 European countries following regulatory approval. Gilead paid Cubist upfront licensing fees for Cubicin and for an oral formulation of Cubicin, which were recorded to deferred revenue and were being recognized over the life of the development periods of two years and five years, respectively. In April 2001, Cubist achieved the first milestone in its collaboration with Gilead, following the successful completion of Study 9901, Cubist's pivotal Phase 3 trial examining the safety and efficacy of Cubicin in the treatment of cSSS infections caused by Gram-positive bacteria. On April 23, 2001, Gilead paid Cubist for meeting the primary endpoint of the clinical trial. On September 6, 2001, the completion of enrollment in the first of two Cubicin Phase 3 community-acquired pneumonia clinical trials triggered a payment to Cubist by Gilead. On October 5, 2001, Gilead paid Cubist for meeting the primary endpoint in the second Phase 3 clinical trial for cSSS infections. All three payments were for substantive milestones and therefore were recorded as revenues in 2001.

        In September 2002, Cubist and Gilead mutually agreed to terminate their licensing agreement. Revenues of $5.4 million and $5.6 million were recognized in the years ended 2002 and 2001 respectively. There are no future financial obligations relating to this licensing agreement.

Services Agreements

        In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD has agreed to provide various clinical research services for the Company's endocarditis/bacteremia Phase 3 Cubicin clinical trial. The related costs are being expensed over the life of the clinical trial.

        The estimated future commitments related to Cubist's clinical service agreements are outlined in the table below:

	2004	2005	2006	2007	2008 and thereafter
	(in millions)
Commitments:
Clinical CRO costs	$11.0	$1.4	$—	$—	$—

E. INVESTMENTS

        At December 31, 2003 and 2002, all investments were classified as held-to-maturity and carried at amortized cost, including interest receivable. Investments consisted of the following:

	2003	2002
	(in thousands)
Short-Term:
Commercial paper	$4,294	$—
Corporate Bonds	11,470	89,140
Government Bonds	10,076	5,014

	$25,840	$94,154

Long-Term:
Corporate Bonds	$4,769	$—
Government Bonds	15,128	3,515

	$19,897	$3,515

        At December 31, 2003, investments classified as long-term are due to mature through 2006.

        The carrying amounts and estimated fair values of the Company's investments at December 31, 2003 and 2002 were as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$96,662	$96,662	$53,551	$53,551
Short-term investments	25,840	25,723	94,154	94,452
Long-term investments	19,897	19,851	3,515	3,514

Total:	$142,399	$142,236	$151,220	$151,517

        Fair values of all marketable securities are based upon quoted market prices.

F.     ACCOUNTS RECEIVABLE

        Cubist's trade receivables in 2003 primarily represent amounts due to the Company from wholesalers, and distributors of its pharmaceutical product. Cubist performs ongoing credit evaluations of its customers and generally does not require collateral. Three customers accounted for 98% of consolidated receivables as of December 31, 2003.

G.    PROPERTY AND EQUIPMENT

        At December 31, property and equipment consisted of:

	2003	2002
	(in thousands)
Building	$42,708	$43,229
Leasehold improvements	4,019	4,020
Laboratory equipment	9,648	9,965
Furniture and fixtures	1,238	734
Computer equipment	5,891	4,383

	63,504	62,331
Less accumulated depreciation	(18,283)	(14,063)

Property and equipment, net	$45,221	$48,268

        Depreciation and amortization expense was $4.4 million, $3.6 million and $4.0 million in 2003, 2002 and 2001, respectively.

H.    INTANGIBLE ASSETS

        At December 31, intangible assets consisted of:

	December 31,
	2003	2002
	(in thousands)
Patents	$4,868	$4,868
Manufacturing Rights	9,090	6,062
Acquired technology rights	8,500	—
Intellectual property and processes and other intangibles	5,388	5,388

	27,846	16,318
Less: accumulated depreciation—patents	(1,653)	(1,321)
accumulated depreciation—manufacturing rights	(731)	—
accumulated depreciation—intellectual property	(5,369)	(5,072)
accumulated depreciation—acquired technology rights	(112)	—

Intangible assets, net	$19,981	$9,925

        Additions to intangible assets during 2003 relate to $8.5 million of payments Eli Lilly in the form of common stock related to the Company's license agreement with Eli Lilly and $3.0 million related to Cubicin manufacturing rights. Cubist will amortize the Eli Lilly intangible assets over 13 years, which is the remaining life of the licensing agreement with Eli Lilly. The manufacturing rights are being amortized over 5 years. The amortization of the Eli Lilly intangible assets and the manufacturing rights is included in cost of product revenues.

        Amortization expense was $1.5 million, $1.5 million and $0.9 million in 2003, 2002 and 2001 respectively.

        The estimated aggregate amortization expenses for intangible assets owned as of December 31, 2003 for each of the five succeeding years is as follows:

(in thousands)
2004	$2,774
2005	2,758
2006	2,758
2007	2,758
2008 and thereafter	8,933

Total	$19,981

I.     ACCRUED LIABILITIES

        At December 31, accrued liabilities consisted of:

	2003	2002
	(in thousands)
Accrued payroll	$1,595	$1,453
Accrued benefit costs	953	112
Accrued manufacturing costs	2,580	—
Lease termination costs	13,357	—
Accrued milestone payments	1,348	—
Deferred rent	271	231
Other accrued costs	2,893	1,868

	$22,997	$3,664

J.     ACCRUED CLINICAL TRIAL EXPENSE

        Accrued clinical trial expenses are comprised of amounts owed to third party clinical research organizations or CROs, for research and development work performed on behalf of Cubist. At each period end, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO, and ensures that the balance is appropriately stated based upon work performed to date. The accrued clinical trial expense balance of $1.0 million at December 31, 2003 represents the Company's best estimate of amounts owed for clinical trial services performed through December 31, 2003 based on all information available. Such estimates are subject to change as additional information becomes available.

K.    EQUITY FINANCINGS

        On October 21, 2003, Cubist announced the completion of the sale of 8,571,410 shares of common stock at $10.50 per share. Gross proceeds from the stock offering totaled approximately $90.0 million. Proceeds to Cubist, net of $5.7 million in underwriters' commissions, discounts and issuance costs totaled $84.3 million.

        On September 23, 1998, Cubist completed a private placement financing with investors and raised approximately $13.6 million (less financing costs of $901,000) by issuing 6,065,560 shares of common stock at $2.25 per share, along with 3,032,783 warrants exercisable for common stock at $2.25 per share with an expiration date of September 23, 2003. These warrants have all been exercised.

L.    STOCKHOLDERS' EQUITY

Warrants

        In May 1995, Cubist issued a warrant exercisable for 17,142 shares of common stock at $4.20 per share relating to Board of Directors compensation. In July 2003 this warrant was exercised for 17,142 shares of common stock.

Notes Receivable From Related Parties

        In September 1999, Cubist accepted a promissory note from a Senior Vice President in consideration for 50,000 shares of restricted common stock issued to him. This note had an annual interest rate of 4% and was due on September 25, 2002. The terms of the note provided for the note to be forgiven in three equal annual installments of $169,000, commencing September 2000 contingent upon the Senior Vice President's continued employment. As part of the Senior Vice President's termination of employment, the third installment was forgiven in 2002 and the balance of $169,000 was charged to expense.

        In December 2001, Cubist accepted a promissory note from the Vice President, General Counsel & Secretary. The aggregate principal amount of this note at December 31, 2002 was $50,000 and was reflected in stockholders' equity as a reduction to paid-in-capital since the proceeds of the note were used to purchase shares of Cubist common stock. This note had an annual interest rate of 3.97% and was due on December 17, 2006. As part of the Vice President's 2002 performance bonus, the note was forgiven in 2003.

        In June 2002, Cubist adopted a policy that it will not provide loans to directors, officers or other employees of the Company.

Stock Issuances

        On October 2, 2003, Cubist entered into a stock purchase agreement with Chiron pursuant to which Chiron purchased 529,942 shares of Cubist common stock valued at $10.0 million at a 50% premium. The premium paid was allocated to the license agreement and is accounted for as part of the up-front payment.

        In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly related to Cubist receiving FDA approval for the commercial sale of Cubicin and recorded the value as an intangible asset.

        On July 2, 2003, Cubist purchased from Eli Lilly a reduction in the royalties payable to Eli Lilly on net sales of Cubicin. On July 21, 2003, under the terms of the transaction, Cubist issued to Eli Lilly $8.0 million or 723,619 shares of Cubist common stock at a price of $11.056 per share, with registration rights. The per share price was determined based on the average closing price of the stock over the twenty consecutive trading days ending July 18, 2003. In exchange for the shares, Cubist's global royalty obligation to Eli Lilly on Cubicin sales will be reduced by one percentage point.

        In December 2002, Cubist issued 42,016 shares, valued at $400,000, of unregistered shares to Eli Lilly, pursuant to their licensing agreement. Such shares were subsequently registered. The payment was made relative to achieving the milestone of filing Cubist's NDA for Cubicin. In September 2003, Cubist issued additional shares of common stock as a further milestone payment to Eli Lilly related to Cubist obtaining FDA approval for Cubicin.

        In January 2002, Cubist issued to ACS Dobfar SpA 62,558 unregistered shares, valued at $2.0 million, pursuant to their manufacturing and supply agreement.

M.   STOCK OPTIONS

        Under the Cubist 1993 Amended and Restated Stock Option Plan, options to purchase 5,837,946 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2003, there were no shares available for future grant as the plan terminated in accordance with its terms.

        Under the Cubist 2000 Amended and Restated Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, options to purchase 3,270,424 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. The 2000 Equity Incentive Plan includes an evergreen formula pursuant to which the maximum number of shares of Cubist common stock that shall be made available for sale under the Equity Incentive Plan shall be 1,630,000 shares as of June 13, 2002 plus an annual increase to be added on January 1 of each year, beginning on January 1, 2003 until and including January 1, 2006, equal to five percent (5%) of the total number of shares of common stock and stock equivalents issued and outstanding as of the close of business on the immediately preceding December 31. At December 31, 2003, there were 562,393 shares available for future grant.

        Under the Cubist 2001 United Kingdom Stock Option Plan, or the U.K. Option Plan, options to purchase 500,000 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2003, there were 467,501 shares available for future grant. See note S. for additional information related to this plan.

        Under the Cubist 2002 Directors Stock Option Plan, options to purchase 175,000 shares of Common Stock may be granted to the Board of Directors. The options are generally granted at fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At December 31, 2003, there were 115,000 shares available for future grant.

        Under the TerraGen Discovery Inc. Employee Stock Option Plan, incentive and non-qualified stock options were granted to United Kingdom and Canadian employees, directors and consultants. Options vested ratably over a maximum four-year period and expire ten years from the date of grant. In connection with the acquisition by Cubist, Cubist assumed the TerraGen plan and all of the TerraGen options were converted at the acquisition exchange ratio of 0.021323 per share of common stock into options to acquire common stock of Cubist. The assumed options are exercisable upon the same terms and conditions as provided in the TerraGen plan except that the assumed options are exercisable for shares of Cubist common stock upon payment of the revised exercise price in U.S. dollars.

        A summary of the status of Cubist's stock option plans, as of December 31, 2003, 2002 and 2001, and changes during each of the years then ended, is presented below:

	2003		2002		2001
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance at January 1	4,998,474	$20.59	3,471,613	$20.77	2,920,895	$18.75
Granted	2,399,182	11.21	2,072,560	20.62	1,592,061	29.04
Exercised	(251,230)	4.93	(184,345)	(6.02)	(450,615)	(5.41)
Canceled	(1,019,227)	25.64	(361,354)	(27.71)	(590,728)	(45.55)

Balance at December 31	6,127,199	$16.86	4,998,474	$20.79	3,471,613	$20.77

Options exercisable on December 31,	2,899,229	$19.58	2,456,813	$20.39	1,390,196	$16.40
Weighted average grant-date fair value of options granted during the year:
Exercise price greater than grant date stock fair value		$—		$—		$22.88
Exercise price equals grant date stock fair value		$7.40		$17.36		$23.46
Exercise price less than grant date fair value		$—		$—		$23.33

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.42–$1.96	8,200	2.4	$1.85	8,200	$1.85
$2.25–$5.00	473,497	2.7	3.13	457,747	3.06
$5.25–$7.99	761,659	6.0	7.03	422,124	6.85
$8.00–$11.89	1,610,765	8.0	9.73	569,765	10.29
$12.00–$29.87	2,103,643	8.1	18.30	634,173	26.85
$30.00–$63.38	1,169,435	6.1	36.09	807,220	36.62

	6,127,199	7.1	$16.85	2,899,229	$19.58

        Cubist records deferred compensation for stock options issued with exercise prices below the fair value of common stock as of the measurement date. No options were issued with exercise prices below fair value in 2003 or 2002. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the stock options. Compensation expense of $687,000, $811,000 and $761,000 was recognized in 2003, 2002 and 2001, respectively, related to the amortization of deferred compensation.

N.    COMMITMENTS AND CONTINGENCIES

        Cubist leases various facilities and equipment under leases that expire at varying dates through 2010. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

        In the first quarter of 2003, Cubist entered into a sale and leaseback arrangement with General Electric Capital Corporation, or GE Capital, to finance lab equipment up to the value of $2.0 million. Cubist sold $407,000 of lab assets to GE Capital and leased them back under this agreement for a 42 month period. No gain or loss was recorded as a result of this sale and leaseback. The transaction is accounted for as a capital lease.

        The Company's U.K. subsidiary currently leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a lease under which Cubist may exit with six months notice to the lessor. In February 2002, the U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England in February 2003. During the third quarter of 2003, Cubist determined that it would not occupy the new facility in Slough, England. The Company signed an agreement in January 2004 with the landlord to buy out of the 30,000 square foot lease for £7.5 million payable in two lump sum payments in January and September 2004. Total charges recorded in 2003 related to the lease termination were $12.9 million.

        At December 31, 2003, future minimum lease payments under all non-cancelable leases net of sublease income are as follows (excluding the terminated lease described above):

	Operating	Capital
	(in thousands)
2004	$(99)	$117
2005	(59)	117
2006	(62)	78
2007	(52)	—
2008 and thereafter	86	—

Total minimum lease payments	$(186)	$312
Less amount representing interest		(2)

Present value of future minimum lease payments		$310
Less: current portion		$(117)

Long-term portion		$193

        Rental expense for operating leases was $3.0 million, $2.2 million and $1.6 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign currency

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2003 and 2002, Cubist entered into limited foreign currency transactions between the U.S. dollar, the European euro and the British pound.

Guarantees and Indemnification Obligations

        Pursuant to Article 7 of Cubist's Amended and Restated By-Laws, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person's serving or having served as an officer or director of Cubist or having served, at the Company's request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party's involvement with Cubist but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that Cubist could be required to make under the By-Law provision is unlimited; however, the Company has director and officer insurance policies that, in most cases, would limit its exposure and enable Cubist to recover a portion of any future amounts paid. In addition, Cubist has not incurred any material costs under this indemnification. The estimated fair value of these indemnification provisions is minimal and accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

        Cubist typically includes customary indemnification provisions in its agreements with other companies in the ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions, Cubist generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments Cubist could be required to make under these indemnification provisions is unlimited. Cubist has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

        In December 2003, the holders of Cubist's 8 1/2% senior convertible notes due in September 2005, waived its obligation to reserve shares of common stock issuable upon the conversion of the 8 1/2% senior convertible notes. Therefore, the Company reduced the number of shares reserved for issuance upon conversion of these notes from 610,684 shares of common stock to zero shares of common stock. At its annual shareholder meeting to be held on June 10, 2004, Cubist will propose to increase the authorized capital stock of the Company. Upon approval of such increase, and provided that Cubist has not redeemed all of the 8 1/2% senior convertible notes, the Company will reserve for issuance that number of shares necessary to cover the conversion in full of each note still outstanding on June 10, 2004. If (a) the reported last sale price of our common stock on the Nasdaq National Market is greater than $63.8625 at any time prior to the date that it reserves a sufficient amount of shares to cover the conversion in full of the notes and (b) a holder of its 8 1/2% senior convertible notes provides written notice to Cubist that it intends to convert its respective note and sell the shares of common stock to be received upon such conversion, then Cubist agreed to use best efforts to make available a sufficient number of shares of common stock to enable each purchaser to convert its note in full. If such shares are unavailable for delivery on the date delivery is required under the note, then Cubist agreed to pay to each purchaser that delivered a conversion notice the note proceeds in accordance with the terms of the agreement. The Company has determined that it is not probable that its stock price will reach $63.8625 per share by June 10, 2004; therefore, no liabilities were recorded for this agreement as of December 31, 2003.

        In connection with the Company's efforts to reduce the number of facilities that it occupies, the Company has vacated some of its leased facilities or sublet them to third parties. When the Company sublets a facility to a third party, it remains the primary obligor under the master lease agreement with the owner of the facility. As a result, if a third party vacates the sublet facility, the Company would be obligated to make lease or other payments under the master lease agreement. The Company believes that the financial risk of default by sublessors is individually and in the aggregate not material to the Company's financial position or results of operations.

O.    DEBT

        Cubist's outstanding debt consists of the following:

	December 31, 2003	December 31, 2002
	(in thousands)
Term loan agreement	$3,500	$6,033
Senior convertible notes	29,000	39,000
Subordinated convertible notes	165,000	165,000

	197,500	210,033
Less current portion	(2,000)	(2,011)

Long-term obligation	$195,500	$208,022

        On October 26, 2001, Cubist completed the private placement of $125.0 million of 5 1/2% convertible subordinated notes (less financing costs of $4.0 million). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5 1/2% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to Cubist's senior indebtedness. The deferred costs associated with the sale of the notes were $5.3 million of which $760,000 and $750,000 were amortized to interest expense in 2003 and 2002, respectively.

        On September 8, 2000, Cubist purchased for $34.0 million, a corporate headquarters building in Lexington, Massachusetts. The facility is approximately 88,000 square feet, approximately 55,000 of which is constructed as laboratory space. On September 17, 2001, Cubist relocated to the facility and depreciation expense commenced on this date. To finance the purchase, Cubist issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company. This financing covered the building purchase price of approximately $34.0 million and included $5.0 million for facility improvements. The five-year notes carry a coupon rate of 8 1/2% and can be converted at any time at the option of the holder into Cubist common stock at $63.8625 per share. Cubist retains the right to redeem these notes after three years at 103% of their principal amount outstanding. The deferred costs associated with the sale of the senior convertible notes were $1.3 million. On December 23, 2003 Cubist repaid $10.0 million of the senior convertible notes, plus a 3% early pay penalty. Financing costs of $265,000 were amortized to interest expense in December 2003, 2002 and 2001, respectively.

        On January 17, 2000, Cubist's Canadian subsidiary issued notes payable to MM Venture Finance Partnership, or MM, totaling $2.0 million. The notes payable bore interest at 14.4% and were being repaid over 36 months through January 17, 2003. The assets of the former TerraGen Discovery Inc., including its patents, were pledged as collateral for the loan. In addition, MM received and later exercised warrants to purchase 22,790 shares of common stock for gross proceeds of $607,000. The estimated value of the detachable warrants of $659,000 was recorded as a discount on the notes payable and was amortized to interest expense over the term of the note payable using the effective interest method. In April 2002, the note was paid in full. Upon payment of the loan, the amortization of the detachable warrants was accelerated and the remaining unamortized portion of $312,000 was recorded as interest expense. Interest expense of $356,000 and $226,000 was recorded in 2002 and 2001, respectively.

        During March 1999, Cubist entered into a term loan agreement with Fleet National Bank under which Cubist was able to borrow up to $1.5 million to finance fixed asset purchases. In March 2000, Cubist increased its term loan by an additional $2.0 million to finance leasehold improvements and fixed asset purchases. In September 2001, Cubist increased its term loan by an additional $6.5 million to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility are to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings is at the bank's LIBOR rate (4.05% at December 31, 2002). Borrowings under the facility are collateralized by all capital equipment purchased with the funds under this term loan and a minimum collateral amount of $3.3 million through March 31, 2002. Thereafter, the minimum collateral amount will at all times be equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount was reflected as restricted cash. This agreement contained certain covenants, the most restrictive of which required Cubist to maintain an unencumbered cash balance, which by definition includes all investments, of at least $73.0 million.

        In April 2003, the Company's term loan with Fleet National Bank was repaid in full and was replaced by a term loan with Citizens Bank of Massachusetts. As a result, restricted cash of $3.3 million, which was held by Fleet National Bank as cash collateral, was released to Cubist. The term loan with Citizens Bank allowed Cubist to borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrues at the bank's LIBOR rate plus a margin of 2.75% (3.9% at December 31, 2003). Borrowings under the facility are collateralized by all of the Company's assets other than intellectual property and real estate. During the second quarter of 2003, the Company drew down the entire $5.0 million under this facility. During the year-ended ended December 31, 2003, the Company paid down $1.5 million of its loan balance. Therefore, the outstanding borrowings under this facility totaled $3.5 million at December 31, 2003. This agreement contains certain covenants, the most restrictive of which requires the Company to maintain an unencumbered cash balance, which by definition includes all cash and cash equivalents, of at least $50.0 million.

        At December 31, 2003 payments of principal and interest on existing debt were due as follows:

Fiscal year ending December 31,	Principal	Interest	Total
	(in thousands)
2004	$2,000	$11,649	$13,649
2005	30,500	11,565	42,065
2006	—	9,075	9,075
2007	—	9,075	9,075
2008 and thereafter	165,000	9,075	174,075

Total payments	$197,500	$50,439	$247,939

Less current portion	(2,000)

Total long term debt	$195,500

P.     EMPLOYEE BENEFITS

Employee Stock Purchase Plan

        Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation, subject to certain limitations. The plan allows for the issuance of 250,000 shares of common stock to eligible employees. During 2003, 2002 and 2001, Cubist issued 19,971, 46,233 and 16,361 shares of common stock, respectively, pursuant to this plan.

401(k) Savings Plan and Other Defined Contribution Plans

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 50% of their annual compensation to the plan, subject to certain limitations. Cubist has the option to contribute a matching amount in cash of up to 1.5% of a participant's total compensation or $500 annually, whichever is less, or a match in common stock up to 4.5% of a participant's total compensation or 75% of a participant's total contribution annually, whichever is less. Matches distributed in common stock have immediate vesting. Cubist contributed $7,900, $1,500, and $1,500 in 2003, 2002 and 2001, respectively, pursuant to this plan. Cubist issued no shares under this plan in 2003. Cubist issued 68,317, and 10,961 shares of common stock in 2002 and 2001, respectively, pursuant to this plan.

        Cubist maintains a Contracted In Money Purchase Scheme for all employees in the United Kingdom. Participants may contribute up to 5% of their annual compensation to the scheme. Cubist matches contributions at a level up to 5% of an employee's salary. Cubist's United Kingdom subsidiary contributed $90,000, $69,000 and $50,000 during 2003, 2002 and 2001, respectively.

Q.    INCOME TAXES

        Based on Cubist's current financial status, realization of Cubist's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset and the related valuation allowance are as follows:

	2003	2002	2001
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$86,700	$64,707	29,704
Research and development costs	39,016	29,435	38,360
Tax credit carryforwards	8,926	7,612	5,037
Lease termination charge	3,861	—	—
Deferred revenues	2,773	(1,002)	3,957
Other, net	1,038	1,517	1,290

Total deferred tax assets	142,314	102,269	78,348
Valuation allowance	(142,314)	(102,269)	(78,348)

Net deferred tax assets	$—	$—	$—

        The effective rate differs from the statutory rate of 34% due to the following:

	2003	2002	2001
Federal	(34.0)%	(34.0)%	(34.0)%
State	(5.8)%	(6.4)%	(6.1)%
Foreign rate differential	0.5%	(0.3)%	(0.6)%
Foreign investment tax credit	(0.0)%	(0.0)%	(0.0)%
Research and development tax credit	(0.9)%	(1.2)%	(1.3)%
Valuation allowance	40.4%	41.1%	41.1%
Other	(0.2)%	0.8%	0.9%

Effective tax rate	(0.0)%	(0.0)%	(0.0)%

        At December 31, 2003, Cubist has federal net operating loss carryforwards of approximately $218.6 million, which begin to expire in 2007, state net operating loss carryforwards of $205.8 million, which begin to expire in 2004, and $0.13 million of foreign net operating loss carryforwards which carryforward indefinitely. In 2003, $11.8 million of state net operating loss carryforwards expired. Of the $142.3 million valuation allowance at December 31, 2003, $5.4 million relates to the tax benefit of the exercise of stock options. This amount will result in an increase in Additional Paid in Capital upon realization of these losses. Cubist also has federal and state credit carryforwards of $7.4 million and $2.3 million respectively, which begin to expire in 2008.

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

R.    BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

        Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs. All of the Company's revenues are currently generated within the U.S.

        The following summary discloses tangible long-lived assets, net of accumulated depreciation and amortization, by location:

	Domestic	International	Consolidated
	(in thousands)
Year Ended December 31, 2003
Long-lived assets	$44,444	$777	$45,221
Year Ended December 31, 2002
Long-lived assets	$46,550	$1,718	$48,268
Year Ended December 31, 2001
Long-lived assets	$46,999	$1,057	$48,056

S.     SUBSEQUENT EVENTS

        In March 2004, the U.K. Option Plan was terminated as part of Cubist's process to consolidate operations into its Lexington, MA facility (see Note C.). This plan allowed for the grant of up to 500,000 shares of Cubist common stock to employees, directors, officers or consultants. The Company will no longer grant options under this plan, and approximately 467,000 shares that were available for future grant prior to the termination of the plan will not be eligible for grant under any of the Company's remaining plans. Therefore Cubist will no longer reserve for these shares under its authorized share capital.

        In February 2004, Cubist decided to discontinue development of its Phase 1 candidate CAB-175 due to some observed adverse events. A few patients in the Phase 1 study developed a rash, which led to a long-term toxicity study in primates. The animal study uncovered a more severe adverse event that led to this decision. Cubist's agreement with Sandoz, from whom the Company originally licensed CAB-175, gives Cubist rights to a back-up candidate. The Company will review the available compounds and make a decision whether to license an additional candidate. As a result of the discontinuation of further development of CAB-175, Cubist expects to incur approximately $3.9 million in costs during 2004 to wind-down the remaining clinical trials.

T.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains Statement of Operations information for each quarter of 2003 and 2002. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2003
Total revenues	$357	$—	$—	$3,360
Net loss	$(24,992)	$(24,270)	$(34,208)	$(31,533)
Net loss per share	$(0.85)	$(0.82)	$(1.12)	$(0.83)
2002
Total revenues	$2,319	$2,327	$5,752	$1,088
Net loss	$(19,487)	$(21,176)	$(16,996)	$(24,752)
Net loss per share	$(0.69)	$(0.74)	$(0.60)	$(0.87)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist's disclosure controls and procedures that took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Cubist is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the sections captioned "Proposal No. 1—Election of Directors," "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2004. Such information is incorporated herein by reference. Information with respect to executive officers may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K.

        In 2002, our board of directors adopted a Code of Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer, other Officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com, and is filed as an exhibit to this annual report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2004. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required with respect to this item may be found in the sections captioned "Principal Stockholders," "Executive Compensation-Equity Compensation Plans," "Proposal No. 1—Election of Directors" and "Proposal No. 2—Approval of Amendment to the Restated Certificate of Incorporation to increase the number of Authorized Shares of Common Stock" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2004. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2004. Such information is incorporated herein by reference.

ITEM 14.    PRINICPAL ACCOUNTING FEES AND SERVICES

        The information required with respect to this item may be found in the section captioned "Independent Public Accountants" appearing in the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)
Documents Filed As Part Of Form 10-K

1. Financial Statements.

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Auditors

  •
  Balance Sheets as of December 31, 2003 and 2002

  •
  Statements of Operations for the years ended December 31, 2003, 2002 and 2001

  •
  Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

  •
  Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001

  •
  Notes to Financial Statements

2. Financial Statement Schedule

        None.

        Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3. List of Exhibits

3.1	Restated Certificate of Incorporation of Cubist (Exhibit 3, Cubist's Quarterly Report on Form 10-Q filed on August 12, 1999) (File no. 000-21379)
3.2	Amended and Restated By-Laws of Cubist, as amended to date. (Exhibit 3.4, Registration No. 333-6795)
4.1	Specimen certificate for shares of common stock (Exhibit 4.1, Annual Report on Form 10-K filed on March 28, 2003) (File No. 000-21379)
4.3	Rights Agreement, dated as of July 21, 1999 between Cubist and BankBoston, N.A. as Rights Agent (Exhibit 99.1, Cubist's Report on Form 8-K filed on July 30, 1999) (File No. 000-21379)

4.4
First Amendment dated as of March 7, 2000 to the Rights Agreement, dated as of July 21, 1999 between Cubist and Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent (Exhibit 4.2, Cubist's Registration Statement on Form 8-A/A filed on March 9, 2000) (File No. 000-21379)
10.1	Employment Agreement between Cubist and Scott M. Rocklage, dated June 20, 1994. (Exhibit 10.3, Registration No. 333-6795)
**10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.6, Registration No.333-6795)
10.2
Lease Agreement between Cubist and Stimpson Family Trust, dated April 30, 1993, regarding 24 Emily Street, Cambridge, MA., as amended by the First Amendment to Lease, dated September 19, 1994. (Exhibit 10. 13, Registration No. 333-6795)
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
10.35	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.36	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.37	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.38	Master Services Agreement by and between Cubist and Quintiles, Inc., dated as of April 25, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)
†10.39	Work Order 1 by and between Cubist and Quintiles, Inc., dated as of June 7, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)
†10.40	Collaboration Agreement by and between Cubist and Syrrx, Inc., dated as of June 27, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2001, File No. 000-21379)
†10.41	Agreement by and between Cubist and Albany Molecular Research, Inc., dated as of July 30, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.42	Indenture by and between Cubist and The Bank of New York, dated as of October 26, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.43	Note, dated October 26, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.44	Registration Rights Agreement by and among Cubist and the Initial Purchasers, dated as of October 26, 2001 (Exhibit 10.4, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)

10.45
Purchase and Sale Agreement, by and between Spaulding and Slye Hayden Woods LLC and Cubist, dated as of July 28, 2000 (Exhibit 10.61, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
10.46	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.47	Manufacturing and Supply Agreement, dated as of September 30, 2001, by and between Cubist and ACS Dobfar S.p.A. (Exhibit 10.63, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.48	Screening Service Agreement, dated as of December 7, 2001, by and between Cubist and Cetek Corporation (Exhibit 10.64, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.49	License Agreement, dated as of December 27, 2001, by and between Cubist and the University of Utah (Exhibit 10.65, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.50
First Amendment to Collaborative Research and License Agreement, dated as of February 4, 2002, by and between Cubist and Novartis Pharma AG (Exhibit 10.66, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
**10.51	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
**10.52	2002 Directors' Stock Option Plan (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
†10.53	License Agreement, dated as of July 31, 2002, by and between Cubist and Biochemie GmbH (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
†10.54
First Addendum to License Agreement between International Health Management Associates, Inc. and Cubist, dated as of September 27, 2002 (Exhibit 10.59, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
**10.55	Retention Letter, dated as of January 20, 2003, by and between Cubist and Michael W. Bonney (Exhibit 10.60, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
**10.56	Retention Letter, dated as of January 20, 2003, by and between Cubist and Francis Tally, M.D. (Exhibit 10.61, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)

**10.57	Retention Letter, dated as of January 20, 2003, by and between Cubist and Barry I. Eisenstein, M.D. (Exhibit 10.62, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
**10.58	Retention Letter, dated as of January 20, 2003, by and between Cubist and Oliver Fetzer, Ph.D. (Exhibit 10.63, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
**10.59	Retention Letter, dated as of January 20, 2003, by and between Cubist and David W.J. McGirr (Exhibit 10.64, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
**10.60	Retention Letter, dated as of January 20, 2003, by and between Cubist and Christopher D.T. Guiffre (Exhibit 10.65, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
**10.61	Transition Agreement, dated February 25, 2003, between the Company and Scott M. Rocklage (Exhibit 10.66, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
†10.62
Second Amendment to Manufacturing and Supply Agreement, dated as of February 12, 2003, by and between Cubist and ACS Dobfar S.p.A. (Exhibit 10.67, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
10.63
Counterpart Agreement to Lease, dated February 20, 2002, between Slough Trading Estate Limited and Cubist Pharmaceuticals (UK) Limited and Cubist (Exhibit 10.68, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
10.64	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
10.65	2002 Stock in Lieu of Cash Compensation Plan (Exhibit 10.70, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
10.66
Amendment No. 2 dated July 16, 2003 to the License Agreement dated July 31, 2002, between Cubist and Sandoz GmbH (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)
10.67
Amendment No. 1 dated July 1, 2003 to the Assignment and License Agreement dated October 20, 2000, between Cubist and Eli Lilly (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)
10.68	Credit Agreement dated April 30, 2003, by and between Cubist and Citizens Bank of Massachusetts (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)

*10.69	License Agreement dated as of October 2, 2003, by and between Cubist, Chiron Healthcare Ireland Ltd. and Chiron Corporation
*10.70	Manufacturing and Supply Agreement dated as of October 2, 2003 by and between Cubist, Chiron Healthcare Ireland Ltd. and Chiron Corporation
14.1	Amended and Restated Code of Conduct and Ethics
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Audit Committee Charter (Exhibit 99.3, Annual Report Form 10-K, filed March 28, 2003, File No 000-21937)
99.2	Compensation Committee Charter (Exhibit 99.4, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
99.3	Corporate Governance Committee Charter (Exhibit 99.5, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21397)
99.4	Amended and Restated Corporate Governance Guidelines

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

*
Confidential Treatment requested.

**
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report

(B)
Current Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the fourth quarter of 2003:

        Form 8-K filed by Cubist with the Securities and Exchange Commission on October 3, 2003 pursuant to Items 5 and 7 with respect to Cubist's joint press release announcing an international commercialization agreement with Chiron Corporation for the development and commercialization of Cubicin (daptomycin for injection) in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries.

        Form 8-K filed by Cubist with the Securities and Exchange Commission on October 16, 2003 pursuant to Item 7 with respect to Cubist's Form of Underwriting Agreement by and among the Company and the underwriters named therein.

        Form 8-K filed by Cubist with the Securities and Exchange Commission on November 5, 2003 pursuant to Items 7 and 12 with respect to Cubist's press release reporting its results for the third quarter ended September 30, 2003 and transcript of the November 5, 2003 conference call.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.
By:	/s/ MICHAEL W. BONNEY Michael W. Bonney President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004
/s/ SCOTT M. ROCKLAGE Scott M. Rocklage	Chairman of the Board of Directors	March 12, 2004
/s/ KENNETH M. BATE Kenneth M. Bate	Director	March 12, 2004
/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 12, 2004
/s/ JOHN K. CLARKE John K. Clarke	Director	March 12, 2004

/s/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	March 12, 2004
/s/ WALTER R. MAUPAY Walter R. Maupay	Director	March 12, 2004
/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	March 12, 2004