Form 10-Q
period 2004-03-31
CUBIST PHARMACEUTICALS INC
filed 2004-05-07
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 5, 2004:  40,221,382.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended March 31, 2004

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,426	$96,662
Short-term investments	21,136	25,840
Accounts receivable, net	3,435	1,310
Inventory	5,785	3,793
Prepaid expenses and other current assets	4,564	3,815
Total current assets	96,346	131,420
Property and equipment, net	44,647	45,221
Intangible assets, net	19,275	19,981
Long-term investments	27,467	19,897
Other assets	6,156	6,039
Total assets	$193,891	$222,558

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,172	$3,655
Accrued liabilities	20,855	26,191
Deferred revenue	8,167	8,167
Current portion of long-term debt	2,000	2,000
Current potion of capital lease obligations	117	117
Total current liabilities	35,311	40,130
Deferred revenue, net of current portion	3,533	4,951
Long-term debt, net of current portion	195,000	195,500
Capital lease obligations, net of current portion	165	193
Total liabilities	234,009	240,774
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 40,219,577 and 40,031,008 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	40	40
Additional paid-in capital	358,535	357,195
Accumulated deficit	(398,693)	(375,451)
Total stockholders’ deficit	(40,118)	(18,216)
Total liabilities and stockholders deficit	$193,891	$222,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands except share and per share amounts)

Product revenues, net	$6,281	$—
License fee revenues	1,417	—
Collaborative agreement and other revenues	773	357
Total revenues	8,471	357

Costs and expenses:
Cost of product revenues	2,425	—
Research and development	13,461	15,889
Sales and marketing	8,549	2,329
General and administrative	4,577	4,198
Total costs and expenses	29,012	22,416

Operating loss	(20,541)	(22,059)

Other income (expense):
Interest income	423	667
Interest expense	(3,175)	(3,412)
Other income (expense)	50	(188)
Total other income (expense), net	(2,702)	(2,933)

Net loss	$(23,243)	$(24,992)

Basic and diluted net loss per common share	$(0.58)	$(0.85)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	40,142,207	29,230,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(23,243)	$(24,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,916	1,484
Amortization of debt issuance costs	256	256
Amortization of premium on investments	110	609
Stock-based compensation	—	224
Foreign exchange loss, net	127	54
Other	—	184
Changes in assets and liabilities:
Accounts receivable	(2,125)	—
Inventory	(1,993)	—
Prepaid expenses and other current assets	(907)	(1,391)
Intangibles and other assets	(373)	(130)
Accounts payable and accrued liabilities	(5,248)	(1,186)
Deferred revenue	(1,417)	—
Total adjustments	(9,654)	104
Net cash used in operating activities	(32,897)	(24,888)

Cash flows from investing activities:
Purchases of property and equipment, net	(597)	(805)
Purchases of investments	(25,001)	(21,684)
Maturities of investments	22,025	30,563
Net cash (used for) provided by investing activities	(3,573)	8,074

Cash flows from financing activities:
Issuance of common stock and warrants, net	1,340	1,147
Repayments of long-term debt and capital lease obligations	(529)	(503)
Proceeds from sale and leaseback of equipment	—	407
Net cash provided by financing activities	811	1,051

Net decrease in cash and cash equivalents	(35,659)	(15,763)
Effect of changes in foreign exchange rates on cash balances	423	(43)
Cash and cash equivalents, beginning of period	96,662	53,551
Cash and cash equivalents, end of period	$61,426	$37,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2004 and 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

B.  ACCOUNTING POLICIES

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 to all revenue transactions entered into in fiscal periods beginning after June 30, 2003. Principal sources of revenue are sales of Cubicin, license fees and milestone payments that are derived from collaborative agreements with other biotechnology companies. License fees and milestone payments are generally non-refundable but are recorded as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

Product Sales, net

Cubist recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, collectability is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of applicable allowances for returns, rebates, and discounts.

License Revenues

Fees to license the use of the Company’s proprietary technologies in research performed by the customer are generally recognized only after both the license period has commenced and the technology has been delivered. If Cubist is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

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

Cubist analyzes its multiple element arrangements entered into after June 30, 2003, to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

Net Loss Per Common Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation.  Potential common shares excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive were:

	March 31,
	2004	2003
Options to purchase shares of common stock	6,049,724	5,241,261
Warrants to purchase shares of common stock	16,459	366,935
Convertible debt and notes payable convertible into shares of common stock	3,949,864	4,106,450

Comprehensive Loss

Comprehensive loss is comprised of only net loss as there was no other comprehensive income (loss) for the three months ended March 31, 2004 and 2003.

Accounting for Stock-Based Compensation

Cubist has several stock-based compensation plans.  The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for qualifying options granted to its employees under its plans and applies Statement of Financial Accounting (SFAS) No. 123, “Accounting for Stock Issued to Employees”  for disclosure purposes only.  The disclosures of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” include pro forma net loss and net loss per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, Cubist’s pro forma net loss, and pro forma net loss per share for the three months ending March 31, would have been as follows:

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(23,243)	$(24,992)
Add: Stock-based employee compensation recorded in net loss, as reported	—	198
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,502)	(6,191)
Pro forma net loss	$(27,745)	$(30,985)

Earnings per share:
Basic and diluted – as reported	$(0.58)	$(0.85)
Basic and diluted – pro forma	$(0.69)	$(1.06)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method.  The following weighted-average assumptions were used:

	March 31,
	2004	2003
Expected stock price volatility	62%	100%
Risk free interest rate	3.5%	3.6%
Expected annual dividend yield per share	0%	0%
Expected life of options	7 years	7 years

In March 2004, the Cubist 2001 United Kingdom Stock Option Plan was terminated as part of Cubist’s process to consolidate operations into its Lexington, MA facility (see Note C.) This plan allowed for the grant of up to 500,000 shares of Cubist common stock to employees, directors, officers or consultants of Cubist’s U.K. subsidiary. The Company will no longer grant options under this plan, and approximately 467,000 shares that were available for future grant prior to the termination of the plan will not be eligible for grant under any of the Company’s remaining plans. Therefore Cubist will no longer reserve for these shares under its authorized share capital.

C.  LEASE TERMINATION AND OTHER CHARGES

During the third quarter of 2003, Cubist determined that it would not occupy a new facility in Slough, England. In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” an expense of $9.1 million was recorded as an element of general and administrative expenses, within the Condensed Consolidated Statement of Operations at September 30, 2003.  SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The liability for the anticipated lease termination charge was calculated using probability-weighted cash flows. Cubist’s cash flow assumptions and estimates regarding the potential outcomes of the anticipated lease restructuring included contractual rental and build-out commitments, lease buy-out, time to sub-lease or buy-out the lease, sub-lease rental rates and facility operating costs. As prescribed by SFAS 146, a credit-adjusted risk-free rate was used to discount the estimated cash flows; this rate was approximately 9% for the period ending September 30, 2003.

In the fourth quarter of 2003 Cubist recorded an additional charge of $3.8 million, primarily composed of $3.7 million of additional lease termination costs based upon negotiations with the landlord that resulted in the execution of an agreement in January 2004 to terminate the lease for £7.5 million payable in two lump sum payments in January and September 2004.   The total charge for the year-ended December 31, 2003 of $12.9 million included $12.4 million of lease termination costs, a $1.2 million write off of construction-in-progress costs, $0.1 million in other tenant-related costs, and an elimination of the deferred rent liability of $0.8 million related to the facility’s lease term. In January 2004, the Company made the first payment of £5.5 million (approximately $9.8 million ) under the lease termination agreement.  The final £2.0 million (approximately $3.7 million at March 31, 2004) payment is due in September 2004.

In March 2004, Cubist finalized the total number of employees that will relocate to the U.S. from its U.K. facility.  The estimated severance and outplacement costs for employees who will not relocate to the U.S. and will be terminated prior to or upon closing the U.K. facility is £786,000 ($1.4 million at March 31, 2004).  In accordance with SFAS 146, this charge will be taken ratably through the employees’ actual termination dates.  The expense related to this charge, which was recorded as an element of research and development expense, was $163,000 and is included in accrued liabilities at March 31, 2004.

The activity related to the U.K. facility closing for the three months ended March 31, 2004, is presented below (in thousands):

	Lease termination costs	Severance	Tenant-related costs	Total
Balance December 31, 2003	$13,339	$—	$18	$13,357
2004 Charges	—	163	—	163
Cash payments	(9,750)	—	(15)	(9,765)
Currency translation	63	—	—	63
Balance March 31, 2004	$3,652	$163	$3	$3,818

D.  BUSINESS AGREEMENTS

On July 31, 2002, Cubist entered into a license agreement with Sandoz GmbH (formerly known as Biochemie GmbH), or Sandoz, for the exclusive worldwide rights to CAB-175 or back-up compounds. In consideration for such license, Cubist made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. In addition, Cubist will be required to pay royalties to Sandoz on worldwide sales of any drug developed and commercialized from any products derived from this license. In February 2004, Cubist discontinued clinical development of CAB-175 due to adverse events. The Company remains interested in developing a broad-spectrum compound with anti-MRSA activity, and is working with Sandoz to assess whether it will pursue development of one of the back-up candidates to CAB-175.

E.  GUARANTEES

Pursuant to Article 7 of Cubist’s Amended and Restated By-Laws, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Cubist or having served, at the Company’s request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party’s involvement with Cubist but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that Cubist could be required to make under the By-Law provision is unlimited; however, the Company has director and officer insurance policies that, in most cases, would limit its exposure and enable Cubist to recover a portion of any future amounts paid. In addition, Cubist has not incurred any material costs under this indemnification. The estimated fair value of these indemnification provisions is minimal, and, accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

Cubist typically includes customary indemnification provisions in its agreements with other companies in the ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions, Cubist generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments Cubist could be required to make under these indemnification provisions is unlimited. Cubist has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of these agreements is minimal, and, accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

In December 2003, the holders of Cubist’s 8 1/2% senior convertible notes due in September 2005, waived Cubist’s obligation to reserve shares of common stock issuable upon the conversion of the 8 1/2% senior convertible notes. Therefore, Cubist reduced the number of shares reserved for issuance upon conversion of these notes from 610,684 shares of common stock to zero shares of common stock. At its annual meeting of stockholders to be held on June 10, 2004, Cubist will propose an increase in the authorized number of shares of common stock of the Company. Upon approval of such increase, and provided that Cubist has not redeemed all of the 8 1/2% senior convertible notes, the Company will reserve for issuance that number of shares necessary to cover the conversion in full of each note outstanding on June 10, 2004. If (a) the reported last sale price of Cubist common stock on the Nasdaq National Market is greater than $63.8625 at any time prior to the date that it reserves a sufficient amount of shares to cover the conversion in full of the notes and (b) a holder of its 8 1/2% senior convertible notes provides written notice to Cubist that it intends to convert its respective note and sell the shares of common stock to be received upon such conversion, then Cubist agreed to use best efforts to make available a sufficient number of shares of common stock to enable each purchaser to convert its note in full. If such shares are unavailable for delivery on the date delivery is required under the note, then Cubist will pay to each purchaser that delivered a conversion notice the note proceeds in accordance with the terms of the agreement. The Company has determined that it is not probable that its stock price will reach $63.8625 per share by June 10, 2004 and therefore, no liabilities were recorded for this agreement as of March 31, 2004.

In connection with the Company’s efforts to reduce the number of facilities that it occupies, the Company has vacated some of its leased facilities or sublet them to third parties. When the Company sublets a facility to a third party, it remains the primary obligor under the master lease agreement with the owner of the facility. As a result, if a third party vacates the sublet facility, the Company would be obligated to make lease or other payments under the master lease agreement. The Company believes that the financial risk of default by sublessors is individually and in the aggregate not material to the Company’s financial position or results of operations.

F.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2004	December 31, 2003
	(in thousands)
Accrued payroll	$1,723	$1,595
Accrued benefit costs	851	953
Accrued manufacturing costs	6,286	3,928
Accrued clinical trials	1,228	1,049
Accrued interest	3,794	2,145
Accrued lease term costs	3,818	13,357
Deferred rent	338	271
Other accrued costs	2,817	2,893
	$20,855	$26,191

G.  INVENTORY

Inventories are stated at the lower of cost or market with cost determined under the first-in / first-out (“FIFO”) method. On a quarterly basis, the Company analyzes its inventory levels, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off.  The components of inventories are as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials	$1,606	$1,179
Work in process	2,289	1,312
Finished goods	1,890	1,302
	$5,785	$3,793

H.  INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2004	December 31, 2003
	(in thousands)
Patents	$4,868	$4,868
Manufacturing rights	9,090	9,090
Acquired technology rights	8,500	8,500
Intellectual property and processes and other intangibles	5,388	5,388
	27,846	27,846
Less: accumulated amortization - patents	(1,736)	(1,653)
accumulated amortization - manufacturing rights	(1,185)	(731)
accumulated amortization - acquired technology rights	(280)	(112)
accumulated amortization - intellectual property	(5,370)	(5,369)
Intangible assets, net	$19,275	$19,981

Amortization expense was $705,000 and $379,000 for the three months ended March 31, 2004 and 2003.

The estimated aggregate amortization expenses for intangible assets owned as of March 31, 2004 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2004	$2,068
2005	2,758
2006	2,758
2007	2,758
2008 and thereafter	8,933
$19,275

I.  Subsequent events

In April 2004, Cubist announced that results from human clinical research studies examining the bioavailability of a variety of oral formulations of ceftriaxone, a broad-spectrum antibiotic, were too variable to confirm therapeutic application of the formulations and did not meet the established threshold of bioavailability. As a result, Cubist discontinued internal investment in the oral ceftriaxone program.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations; contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” that are contained in Cubist’s 2003 Annual Report on Form 10-K.  The forward-looking statements contained herein represent our judgment as of the date of this quarterly report, and we caution readers not to place undue reliance on such statements.  Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions, or otherwise.

Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

•                                        the acceptance of Cubicin™ by physicians, patients, third party payors and the medical community;

•                                        our expectations regarding clinical trials and development time lines for Cubicin or other product candidates;

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

Cubist and Cubicin are our trademarks.

Overview

Cubist is a biopharmaceutical company located primarily in the U.S., focused on becoming a leader in the research, development and commercialization of products that address unmet medical needs in the acute care environment. To date, we have been focused exclusively on developing business and product opportunities in the antiinfective marketplace. On September 12, 2003, we received approval from the U.S. Food & Drug Administration, or FDA, to market Cubicin in the U.S. for the treatment of complicated skin and skin structure infections, or cSSS infections, caused by certain Gram-positive bacteria.

In the first week of November 2003, we launched Cubicin in the U.S. and began filling and shipping orders to hospitals through a drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users.  To support our launch and continued product sales we hired internal sales people dedicated to the commercialization of Cubicin in the U.S. We also entered into agreements with third parties to perform various supply chain activities, including:  manufacturing and supplying Cubicin bulk drug substance; converting Cubicin bulk drug substance into its finished and vialed formulation; managing warehousing and distribution of Cubicin to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our Cubicin product sales.

In the first quarter of 2004 our net product sales and related cost of sales totaled $6.3 million and $2.4 million, respectively.  As we finalize our international strategy for Cubicin, and expand our launch beyond the U.S. into other significant markets, we anticipate that our product revenues as well as the related cost of sales will increase.

In February 2004, we discontinued clinical development of CAB-175 due to adverse events. Our agreement with Sandoz, from whom we originally licensed CAB-175, gives us the right to a back-up candidate.  We are reviewing the available compounds and are working with Sandoz to assess whether we will pursue development of one of the back-up drug candidates to CAB-175.

Results of Operations

Revenues

The following table sets forth March 31, 2004 and March 31, 2003 revenues together with the percentage change in revenues from quarter to quarter:

	Three months ended March 31,
	2004	2003	% Change
	(in millions)
Product revenues, net	$6.3	$—	N/A
License fee revenues	1.4	—	N/A
Collaborative agreement and other revenues	0.8	0.3	167%
Total revenues	$8.5	$0.3	2733%

Product Revenues, net

The Company began shipping Cubicin in November 2003. Net sales of Cubicin were $6.3 million for the three months ended March 31, 2004 as compared with no product revenues in the three months ended March 31, 2003.   In order to prevent a one-time loading of product upon launch, we did not allow wholesalers to stock Cubicin. We currently have a drop-ship program in place through which orders are processed by wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and outpatient center purchases of our product. Our product revenues in the future may be impacted by increases or decreases in wholesaler inventories if we discontinue our drop-ship program.

License Fee Revenues

License fee revenues for the three months ended March 31, 2004 were $1.4 million as compared to no license fee revenues in the three months ended March 31, 2003.  The increase in our license revenues from quarter to quarter relates to the execution of a license agreement with Chiron in the fourth quarter of 2003, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement, or two years. Revenue of $1.4 million was recognized under this agreement during the first quarter of 2004. The Company currently expects to recognize $4.2 million of the up-front fee as revenue in the remainder of 2004 and an additional $4.2 million in 2005, assuming no change in our estimated development period.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the three months ended March 31, 2004 were $0.8 million as compared to $0.3 million in the three months-ended March 31, 2003, an increase of $0.5 million or 167%. The increase in our collaborative agreement and other revenues primarily relates to $0.8 million of Small Business Innovation Research (SBIR) grant revenue recognized in the first quarter of 2004 as compared to $0.1 million in the first quarter of 2003.  In February 2003, we completed our research collaboration agreement with Novartis under which we recognized $0.2 million of revenue in the first quarter of 2003 as compared to no revenue in the first quarter of 2004.

Operating Expenses

The following table sets forth March 31, 2004 and March 31, 2003 operating expenses together with the percentage change in operating expenses from quarter to quarter:

	Three months ended March 31,
	2004	2003	% Change
	(in millions)
Cost of product revenue	$2.4	$—	N/A
Research and development	13.5	15.9	-15%
Sales and marketing	8.5	2.3	270%
General and administrative	4.6	4.2	10%
Total operating expenses	$29.0	$22.4	29%

Cost of Product Revenues

Cost of product revenues were $2.4 million for the three months ended March 31, 2004, as compared with no cost of product revenues in the three months ended March 31, 2003, as Cubicin was launched in November 2003. Our gross margin for the first quarter of 2004 was 61%. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of Cubicin under our license agreement with Eli Lilly.

Research and Development Expense

Total research and development expense in the quarter ended March 31, 2004 was $13.5 million compared to $15.9 million in the quarter ended March 31, 2003, a decrease of $2.4 million or 15%. The decrease from quarter to quarter primarily related to a decrease of $1.5 million of milestone expense to Sandoz for completion of a CAB-175 dosing study in humans incurred in 2003 and not in 2004, and a decrease in salaries, benefits and other employee related costs of $0.6 million due to the termination of certain discovery research employees in the first quarter of 2003. Our research and development costs primarily consist of salaries, benefits and other head count related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs and the development of a manufacturing process for Cubicin. In February 2004, we discontinued clinical development of CAB-175 due to adverse events and are currently assessing other pipeline opportunities. For the three months ended March 31, 2004 we incurred approximately $6.0 million of costs related to CAB-175.  Although we will no longer incur costs related to the development of CAB-175 we expect to continue incurring substantial research and development expenses due to Phase IV clinical trials for Cubicin; preclinical and clinical testing of other products under development; regulatory expenses; medical affairs and the development of a manufacturing process with ACS Dobfar SpA to ensure its manufacturing facility complies with Good Manufacturing Practices, or GMP, standards to manufacture Cubicin bulk drug substance.

Sales and Marketing Expense

Sales and marketing expense in the quarter ended March 31, 2004 was $8.5 million compared to $2.3 million in the quarter ended March 31, 2003, an increase of $6.2 million or 270%. The increase in sales and marketing expense relates to increased salaries, benefits and other employee related costs of $3.7 million due to the addition of 75 employees and 7 regional business directors for our Cubicin sales force, an increase of $1.8 million in medical education costs to promote Cubicin within the medical community, and an increase of $0.4 million in marketing and promotional costs for Cubicin. Selling and marketing expenses are expected to increase in the foreseeable future as we continue to expand our commercialization efforts related to Cubicin in the U.S.

General and Administrative Expense

General and administrative expense in the quarter ended March 31, 2004, was $4.6 million compared to $4.2 million in the quarter ended March 31, 2003, an increase of $0.4 million or 10%.  The increase was primarily attributable to an increase in professional fees, and payroll and related expenses associated with increased headcount.

Other Expense, net

The following table sets forth March 31, 2004 and March 31, 2003 other expense, net together with the percentage change in other expense, net from quarter to quarter:

	Three months ended March 31,
	2004	2003	% Change
	(in millions)
Interest income	$0.4	$0.7	-43%
Interest expense	(3.2)	(3.4)	-6%
Other income (expense)	0.1	(0.2)	-150%
Total other expense, net	$(2.7)	$(2.9)	-7%

Interest Income and Expense

Interest income in the quarter ended March 31, 2004 was $0.4 million compared to $0.7 million in the quarter-ended March 31, 2003, a decrease of $0.3 million or 43%. The decrease in interest income was due to a lower average cash and investments balance during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, as well as lower average yields on our investments.

Interest expense for the quarter ended March 31, 2004, was $3.2 million as compared to $3.4 million for the quarter ended March 31, 2003, a decrease of $0.2 million or 6%. The decrease in interest expense was due to a lower average debt balance during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, due to our $10.0 million pay down of debt in December 2003.  As we continue to work to reduce our outstanding debt balance, we expect our interest expense to decrease proportionately, provided that interest rates remain stable.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2004 was $0.1 million compared to $(0.2) million for the quarter ended March 31, 2003, an increase of $0.3 million or 150%. Included in other income (expense) for the first quarter of 2003 is an impairment loss of $134,000 on our investment in Syrrx, Inc., or Syrrx, based upon the pricing of a round of financing that Syrrx completed in the first quarter of 2003.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal, interest and capital lease obligations.  We fund our cash requirements through the following methods:

•                  product sales of Cubicin

•                  payments from our strategic collaborators including license fees, sponsored research funding and research grants;

•                  equity and debt financings;

•                  equipment financings; and

•                  interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of March 31, 2004 we had an accumulated deficit of $398.7 million. We expect to incur losses for the foreseeable future related to the continued development and commercialization of Cubicin, the development of our other drug candidates, as well as investments in other product opportunities.

Net cash used in operating activities was $32.9  million and $24.9 million for three months ended March 31, 2004 and 2003, respectively.  Net loss for the three months ended March 31, 2004 decreased $1.7 million as compared to the three months ended March 31, 2003, with net cash used for operating activities increasing $8.0 million in 2004 as compared to 2003. This is primarily due to the payment in January 2004 of £5.5 million (approximately $9.7 million) related to our lease termination in Slough, England and an increase of $4.1 million in accounts receivable and inventory resulting from our Cubicin launch.  The final £2.0 million (approximately $ 3.7 million at March 31, 2004) payment under the lease termination agreement is due in September 2004.

Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the quarter ended March 31, 2004 were $0.6 million as compared to $0.8 million for the quarter ended March 31, 2003.  In the first quarter of 2004, we made certain property and equipment additions related to various lab and analytical equipment; purchased software for regulatory record keeping and marketing activities related to our launch of Cubicin; and costs incurred to furnish additional space at 55 Hayden Avenue, Lexington, Massachusetts.  We will continue to invest in research equipment as we complete the transfer of our U.K. operations to the U.S. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $0.8 million was provided by financing activities in the quarter ended March 31, 2004, as compared to $1.1 million provided by financing activities in the quarter ended March 31, 2003.  In the first quarter of 2004, the proceeds from financing activities consisted of $1.3 million of cash received from employee exercise of stock options, purchases of common stock through our employee stock purchase plan and 401k plan, offset by a $0.5 million payment on our Citizen’s term loan.

Our total cash, cash equivalents and investments at March 31, 2004 was $110.0 million compared to $142.4 million, at December 31, 2003.  We believe that our existing cash, cash equivalents, investments and anticipated cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, milestone payments under our collaborative agreements and capital requirements under our current business plan through the first half of 2005.

In April 2003, we entered into a term loan agreement with a bank under which we were able to borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrues at the bank’s LIBOR rate plus a margin of 2.75% (3.975% at March 31, 2004). The outstanding balance of our loan under this facility totaled $3.0 million at March 31, 2004.

In October 2001, we completed a private placement of $125.0 million of 5 1/2% convertible subordinated notes (less financing costs of $4.0 million). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5 1/2% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to Cubist’s senior indebtedness. The deferred costs associated with the sale of the notes were $5.3 million of which $0.3 million and $0.3 million were amortized to interest expense in the three months ended March 31, 2004 and 2003, respectively. The outstanding balance under these notes totaled $165.0 million at March 31, 2004.

In September 2000, we issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company to finance the purchase of the Company’s headquarters. The five-year notes carry a coupon rate of 8 1/2% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We have the right to redeem these notes at 103% of their principal amount outstanding. On December 23, 2003 we repaid $10.0 million of the senior convertible notes. The outstanding balance under these notes totaled $29.0 million at March 31, 2004.

Commitments

Contractual Obligations

Our major outstanding contractual obligations relate to convertible notes, a term loan and our facilities leases.

The aggregate outstanding principal of our convertible notes was $194.0 million as of March 31, 2004. These notes consist of $165.0 million of 5 1/2% convertible subordinated notes due in 2008, and $29.0 million of 8 1/2% senior convertible notes due in 2005 related to the purchase of our corporate headquarters in Lexington, MA. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

In January 2004, we entered into a lease for approximately 15,000 square feet of office and computer lab space at 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in July 2009.

Our U.K. subsidiary leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a lease that will terminate on August 31, 2004. In February 2002, Cubist’s U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England, commencing in February 2003 for a term of fifteen years. In the third quarter of 2003 we decided that we will not occupy the additional space and we also determined that we would not occupy our existing facility beyond the third quarter of 2004. We signed an agreement in January 2004 with the landlord to terminate our 30,000 square foot lease for £7.5 million payable in two lump sum payments in January and September 2004.

The aggregate outstanding amount of the contractual obligations and commercial commitments was $334.8 million as of March 31, 2004.  These obligations and commitments represent maximum payments based on current operating forecasts.  Certain of the commitments could be reduced if changes to our operating forecast occur in the future. The following table summarizes our contractual obligations and commercial commitments as of March 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in the future periods:

	Payments due by period
	Total	Remainder of 2004	2005	2006	2007	2008 and thereafter
	(in millions)
Financing Obligations:
Senior convertible notes	$32.7	$1.2	$31.5	$—	$—	$—
Subordinated convertible notes	210.5	9.1	9.1	9.1	9.1	174.1
Term loan	3.1	1.6	1.5	—	—	—
Capital lease	0.3	0.1	0.1	0.1	—	—
Operating leases	1.7	0.1	0.3	0.3	0.3	0.7
Total contractual obligations	$248.3	$12.1	$42.5	$9.5	$9.4	$174.8
Commercial Commitments:
Clinical CRO costs	$10.8	$8.8	$2.0	$—	$—	$—
Manufacturing and Distribution	70.2	16.1	8.8	11.3	11.3	22.7
Licenses and collaborations	5.5	0.9	1.3	2.2	0.3	0.8
Total commercial commitments	$86.5	$25.8	$12.1	$13.5	$11.6	$23.5

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2003, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.  There have been no changes to these policies since December 31, 2003.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2003, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and regulations.

There have been no changes in Cubist’s internal controls over financial reporting during the quarter ended March 31, 2004.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with this report:

10.1 Lease dated January, 2004, between the California State Teachers’ Retirement System and Cubist regarding 55 Hayden Avenue

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the first quarter of 2004:

Form 8-K filed by Cubist with the Securities and Exchange Commission on January 20, 2004 pursuant to Item 5 with respect to Cubist’s press release announcing an update on the launch of Cubicin.

Form 8-K filed by Cubist with the Securities and Exchange Commission on February 27, 2004 pursuant to Item 12 with respect to Cubist’s press release and transcript of the conference relating to its fourth quarter results.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

May 7, 2004
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)