Form 10-Q
period 2004-06-30
CUBIST PHARMACEUTICALS INC
filed 2004-08-06
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 2, 2004: 40,301,396.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended June 30, 2004

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003
Notes to the Condensed Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II. Other Information

1.	Legal proceedings
4.	Submission of Matters to a Vote of Security Holders
6.	Exhibits and Reports on Form 8-K
Signatures

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,759	$96,662
Short-term investments	24,638	25,840
Accounts receivable, net	5,922	1,310
Inventory	6,551	3,793
Prepaid expenses and other current assets	4,142	3,815
Total current assets	76,012	131,420
Property and equipment, net	44,989	45,221
Intangible assets, net	18,585	19,981
Long-term investments	26,977	19,897
Other assets	5,902	6,039
Total assets	$172,465	$222,558

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,515	$3,655
Accrued liabilities	18,679	26,191
Deferred revenue	8,167	8,167
Current portion of long-term debt	2,500	2,000
Current portion of capital lease obligations	117	117
Total current liabilities	33,978	40,130
Deferred revenue, net of current portion	2,117	4,951
Long-term debt, net of current portion	194,000	195,500
Capital lease obligations, net of current portion	135	193
Total liabilities	230,230	240,774
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 40,258,816 and 40,031,008 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	40	40
Additional paid-in capital	358,762	357,195
Accumulated deficit	(416,567)	(375,451)
Total stockholders’ deficit	(57,765)	(18,216)
Total liabilities and stockholders’ deficit	$172,465	$222,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands except share and per share amounts)

Product revenues, net	$13,257	$—	$19,538	$—
License fee revenues	1,417	—	2,834	—
Collaborative agreement and other revenues	61	—	834	357
Total revenues	14,735	—	23,206	357

Costs and expenses:
Cost of product revenue	4,538	—	6,963	—
Research and development	13,035	13,354	26,496	29,243
Sales and marketing	7,714	3,755	16,263	6,084
General and administrative	4,622	4,449	9,199	8,647
Total costs and expenses	29,909	21,558	58,921	43,974

Operating loss	(15,174)	(21,558)	(35,715)	(43,617)

Other income (expense):
Interest income	488	645	911	1,312
Interest expense	(3,172)	(3,414)	(6,347)	(6,826)
Other income (expense)	(16)	57	34	(131)
Total other income (expense), net	(2,700)	(2,712)	(5,402)	(5,645)

Net loss	$(17,874)	$(24,270)	$(41,117)	$(49,262)

Basic and diluted net loss per common share	$(0.44)	$(0.82)	$(1.02)	$(1.67)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	40,229,276	29,613,418	40,185,742	29,427,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(41,117)	$(49,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of equipment	46	—
Depreciation and amortization	3,611	2,565
Amortization of debt issuance costs	512	512
Amortization of premium on investments	253	936
Stock-based compensation	—	438
Foreign exchange (gain) loss, net	94	(4)
Changes in assets and liabilities:
Accounts receivable	(4,612)	—
Inventory	(2,758)	—
Prepaid expenses and other current assets	(453)	(1,638)
Intangibles and other assets	(375)	793
Accounts payable and accrued liabilities	(6,961)	(3,819)
Deferred revenue	(2,833)	—
Total adjustments	(13,476)	(217)
Net cash used in operating activities	(54,593)	(49,479)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,983)	(1,531)
Purchases of investments	(32,156)	(28,581)
Maturities of investments	26,025	63,413
Net cash (used in) provided by investing activities	(8,114)	33,301

Cash flows from financing activities:
Issuance of common stock and warrants, net	1,567	1,646
Restricted cash	—	3,250
Proceeds from term loan borrowings	—	5,000
Repayments of long-term debt and capital lease obligations	(1,058)	(6,571)
Proceeds from sale and leaseback of equipment	—	407
Net cash provided by financing activities	509	3,732

Net decrease in cash and cash equivalents	(62,198)	(12,446)
Effect of changes in foreign exchange rates on cash balances	295	(15)
Cash and cash equivalents, beginning of period	96,662	53,551
Cash and cash equivalents, end of period	$34,759	$41,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2004 and 2003.

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

Multiple Element Arrangements

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

License Revenues

Fees to license the use of the Company’s proprietary technologies are generally recognized only after both the license period has commenced and the technology has been delivered. If Cubist is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

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

	June 30,
	2004	2003
Options to purchase shares of common stock	6,014,647	5,108,044
Warrants to purchase shares of common stock	16,459	366,935
Convertible debt and notes payable convertible into shares of common stock	3,495,763	4,106,450

Comprehensive Loss

Comprehensive loss is comprised of only net loss as there was no other comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003.

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

If compensation for employee options had been determined based on SFAS 123, Cubist’s pro forma net loss, and pro forma net loss per share for the three and six months ending June 30, would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(17,874)	$(24,270)	$(41,117)	$(49,262)
Add: Stock-based employee compensation recorded in net loss, as reported	—	163	—	361

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,083)	(5,649)	(9,056)	(11,788)
Pro forma net loss	$(21,957)	$(29,756)	$(50,173)	$(60,689)

Earnings per share:
Basic and diluted – as reported	$(0.44)	$(0.82)	$(1.02)	$(1.67)
Basic and diluted – pro forma	$(0.55)	$(1.00)	$(1.25)	$(2.06)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method.  The following weighted-average assumptions were used:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Expected stock price volatility	100%	100%	100%	100%
Risk free interest rate	4.2%	2.7%	3.8%	2.7%
Expected annual dividend yield per share	0%	0%	0%	0%
Expected life of options	7 years	7 years	7 years	7 years

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

C.  LEASE TERMINATION AND OTHER CHARGES

During the third quarter of 2003, Cubist determined that it would not occupy a new facility in Slough, England. In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” an expense of $12.9 million was recorded as an element of general and administrative expenses, within the Statement of Operations for the year ended December 31, 2003 based on the execution of an agreement in January 2004 to buy out of the lease for £7.5 million payable in two lump sum payments in January and September 2004. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The $12.9 million includes $12.4 million of lease termination costs, a $1.2 million write off of construction -in -progress costs, $0.1 million in other tenant-related costs, and an elimination of the deferred rent liability of $0.8 million related to the facility’s lease term. In January 2004, the Company made the first payment of £5.5 million (approximately $9.8 million) under the lease termination agreement.  The final £2.0 million (approximately $3.7 million at June 30, 2004) payment is due in September 2004.

In March 2004, Cubist finalized the total number of employees that will relocate to the U.S. from its U.K. facility.  The estimated severance and outplacement costs for employees who will not relocate to the U.S. and will be terminated prior to or upon closing the U.K. facility is £786,000 ($1.4 million at June 30, 2004).  In accordance with SFAS 146, this charge will be taken ratably through the employees’ actual termination dates.  Expense of $1.1 million was recorded as an element of research and development expense for the six months ended June 30, 2004.  Payments related to this charge will be made by the end of September 2004.

The activity related to the U.K. facility closing for the six months ended June 30, 2004, is presented below (in thousands):

	Lease termination costs	Severance	Tenant- related costs	Total
Balance December 31, 2003	$13,339	$—	$18	$13,357
2004 Charges	—	1,052	—	1,052
Cash payments	(9,750)	(470)	(15)	(10,235)
Currency translation	26	—	—	26
Balance June 30, 2004	$3,615	$582	$3	$4,200

D.  BUSINESS AGREEMENTS

On June 3, 2004, Cubist entered into a license agreement with XTL Biopharmaceuticals Ltd., or XTLbio, for the worldwide development and commercialization of XTLbio’s investigational monoclonal antibody product currently known as HepeX-B™.  In consideration for such license, Cubist will pay XTLbio an up-front fee of $1.0 million and collaboration support of $2.0 million over the next two years , and may pay an additional $3.0 million upon the achievement of certain regulatory milestones.  In addition, Cubist will be required to pay royalties to XTLbio on any sales of HepeX-B.  Cubist will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide.  The $1.0 million up-front fee was paid in the quarter ended June 30, 2004 and was recorded as an element of research and development expense.

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

On July 31, 2002, Cubist entered into a license agreement with Sandoz GmbH (formerly known as Biochemie GmbH), or Sandoz, for the exclusive worldwide rights to CAB-175 or back-up compounds. In consideration for such license, Cubist made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. In February 2004, Cubist discontinued clinical development of CAB-175

E.  GUARANTEES

Pursuant to Article 7 of Cubist’s Amended and Restated By-Laws, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Cubist or having served, at the Company’s request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party’s involvement with Cubist but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that Cubist could be required to make under the By-Law provision is unlimited; however, the Company has director and officer insurance policies that, in most cases, would limit its exposure and enable Cubist to recover a portion of any future amounts paid. In addition, Cubist has not incurred any material costs under this indemnification. The estimated fair value of these indemnification provisions is minimal, and, accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

Cubist typically includes customary indemnification provisions in its agreements with other companies in the ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions, Cubist generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments Cubist could be required to make under these indemnification provisions is unlimited. Cubist has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of these agreements is minimal, and, accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

In December 2003, the holders of Cubist’s 8 ½% senior convertible notes due in September 2005, waived Cubist’s obligation to reserve shares of common stock issuable upon the conversion of the 8 ½% senior convertible notes. Therefore, Cubist reduced the number of shares reserved for issuance upon conversion of these notes from 454,101 shares of common stock to zero shares of common stock.  If at any time prior to the repayment of the 8 ½% senior convertible notes (a) the reported last sale price of Cubist common stock on the Nasdaq National Market is greater than $63.8625 at any time prior to the date that it reserves a sufficient amount of shares to cover the conversion in full of the notes and (b) a holder of its 8 ½% senior convertible notes provides written notice to Cubist that it intends to convert its respective note and sell the shares of common stock to be received upon such conversion, then Cubist agreed to use best efforts to make available a sufficient number of shares of common stock to enable each purchaser to convert its note in full. If such shares are unavailable for delivery on the date delivery is required under the note, then Cubist will pay to each purchaser that delivered a conversion notice the note proceeds in accordance with the terms of the agreement. With permission from the holders of Cubist’s 8 ½% senior convertible notes, Cubist has not re-reserved the shares of common stock issuable upon the conversion of the 8 ½% senior convertible notes.  The Company has determined that the likelihood that its stock price will reach $63.8625 per share and that the Company will not have sufficient shares to enable conversion of the notes prior to Cubist redeeming the notes is remote, and therefore, no liabilities were recorded for this agreement as of June 30, 2004.

In connection with the Company’s efforts to reduce the number of facilities that it occupies, the Company has vacated some of its leased facilities or sublet them to third parties. When the Company sublets a facility to a third party, it remains the primary obligor under the master lease agreement with the owner of the facility. As a result, if a third party vacates the sublet facility, the Company would be obligated to make lease or other payments under the master lease agreement. The Company believes that the financial risk of default by sublessees is individually and in the aggregate not material to the Company’s financial position or results of operations.

F.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2004	December 31, 2003
	(in thousands)
Accrued payroll	$2,654	$1,595
Accrued benefit costs	1,441	953
Accrued manufacturing costs	3,465	3,928
Accrued clinical trials	933	1,049
Accrued interest	2,131	2,145
Accrued lease termination and severance costs	4,200	13,357
Accrued royalty	1,715	151
Deferred rent	273	271
Other accrued costs	1,867	2,742
	$18,679	$26,191

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

	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$355	$1,179
Work in process	3,393	1,312
Finished goods	2,803	1,302
	$6,551	$3,793

H.  INTANGIBLE ASSETS

Intangible assets consisted of:

		June 30, 2004	December 31, 2003
		(in thousands)
Patents		$4,868	$4,868
Manufacturing rights		9,090	9,090
Acquired technology rights		8,500	8,500
Intellectual property and processes and other intangibles		5,388	5,388
		27,846	27,846
Less:	accumulated amortization - patents	(1,803)	(1,653)
	accumulated amortization - manufacturing rights	(1,640)	(731)
	accumulated amortization - acquired technology rights	(448)	(112)
	accumulated amortization - intellectual property	(5,370)	(5,369)
Intangible assets, net		$18,585	$19,981

Amortization expense was $1.4 million and $0.5 million for the six months ended June 30, 2004 and 2003.

The estimated aggregate amortization expenses for intangible assets owned as of June 30, 2004 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2004	$1,378
2005	2,758
2006	2,758
2007	2,758
2008	2,027
2009 and thereafter	6,906
$18,585

I.  LEGAL PROCEEDINGS

In May of 2004, the staff of the Boston office of the Securities and Exchange Commission, or SEC, advised the Company and its Chairman that it is considering whether the Company or its Chairman had a duty under the federal securities laws to disclose information about the results of the Company’s Community Acquired Pneumonia trial, or CAP trial, prior to the Company’s January 16, 2002, press release.  The Company and its Chairman are cooperating fully with the investigation.  Although the Company cannot predict the outcome of the SEC investigation, it believes that the January 16, 2002 disclosure was timely.

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

Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

•                                          the acceptance of Cubicin by physicians, patients, third party payors and the medical community;

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

Cubist® and Cubicin® are our registered trademarks. This quarterly report contains trademarks and trade names of other companies.

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

The second quarter of 2004 was the second full quarter of Cubicin sales.  For the three months ended June 30, 2004 our net product sales totaled $13.3 million, an increase of $7.0 million, or 111% from the three months ended March 31, 2004.  As we finalize our international strategy for Cubicin and expand our launch beyond the U.S. into other significant markets, we anticipate that product revenues as well as the related cost of sales will increase.

In April 2004, we discontinued clinical development of the ceftriaxone oral formulations, known collectively within Cubist as OCTX.  Cubist scientists had worked to optimize oral dosage formulations, achieving significantly improved bioavailability in animals and humans, but insufficient levels to justify further development and investment.

In June 2004, we added to our pipeline by entering into a license agreement with XTLbio for the worldwide development and commercialization of the investigational monoclonal antibody product currently known as HepeX-B. HepeX-B is in a Phase 2b study for the prevention of re-infection by the Hepatitis B virus, or HBV, in liver transplant patients.  The ongoing international Phase 2b study will continue and, if successful, we will continue late-stage clinical development of the product candidate. We will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

The following table sets forth three months ended June 30, 2004 and June 30, 2003 revenues together with the percentage change in revenues from quarter to quarter:

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Product revenues, net	$13.3	$—	N/A	$19.5	$—	N/A
License fee revenues	1.4	—	N/A	2.8	—	N/A
Collaborative agreement and other revenues	0.1	—	N/A	0.9	0.3	200%
Total revenues	$14.8	$—	N/A	$23.2	$0.3	7633%

Product Revenues, net

The Company began shipping Cubicin in November 2003. Net sales of Cubicin were $13.3 million and $19.5 million for the three and six months ended June 30, 2004, respectively, as compared with no product revenues in the three and six months ended June 30, 2003.  In order to prevent a one-time loading of product upon launch, we did not allow wholesalers to stock Cubicin, instead we currently maintain a drop-ship program. Under our drop-ship program, orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and outpatient administration center purchases of our product. Our product revenues in the future may be impacted by increases or decreases in wholesaler inventories if we discontinue our drop-ship program.

License Fee Revenues

License fee revenues for the three and six months ended June 30, 2004 were $1.4 million and $2.8 million, respectively, as compared to no license fee revenues in the three months and six months ended June 30, 2003.  The increase in our license revenues from quarter to quarter relates to the execution of a license agreement with Chiron in the fourth quarter of 2003, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement, or two years. The Company currently expects to recognize $2.8 million of the remaining deferred balance of the up-front fee as revenue in the remainder of 2004 and an additional $4.2 million in 2005, assuming no change in our estimated development period.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the three and six months ended June 30, 2004 were $0.1 million and $0.9 million, respectively, as compared to no collaborative agreement and other revenues in the three months ended June 30, 2003 and $0.3 million of collaborative agreement and other revenues in the six months ended June 30, 2003.  The increase in our collaborative agreement and other revenues primarily relates to $0.8 million of Small Business Innovation Research (SBIR) grant revenue recognized in the six months ended June 30, 2004 as compared to $0.1 million in the six months ended June 30, 2003.  In February 2003, we completed our research collaboration agreement with Novartis under which we recognized $0.2 million of revenue in the six months ended June 30, 2003 as compared to no revenue in the six months ended June 30, 2004.

Operating Expenses

The following table sets forth three and six months ended June 30, 2004 and June 30, 2003 operating expenses together with the percentage change in operating expenses from quarter to quarter:

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Cost of product revenue	$4.5	$—	N/A	$7.0	$—	N/A
Research and development	13.0	13.4	-3%	26.5	29.2	-9%
Sales and marketing	7.7	3.8	103%	16.3	6.1	167%
General and administrative	4.6	4.4	5%	9.2	8.6	7%
Total operating expenses	$29.8	$21.6	38%	$59.0	$43.9	34%

Cost of Product Revenues

Cost of product revenues was $4.5 million and $7.0 million for the three and six months ended June 30, 2004, respectively, as compared with no cost of product revenues in the three and six months ended June 30, 2003, as Cubicin was launched in November 2003. Gross margins for the three and six months ended June 30, 2004 were 66% and 64%, respectively.  Included in our cost of product revenues are royalties owed to Eli Lilly and Company on net sales of Cubicin under our license agreement with Eli Lilly.

Research and Development Expenses

 Research and development expenses were $13.0 million and $26.5 million for the three and six months ended June 30, 2004, respectively, as compared to $13.4 million and $29.2 million in the three and six months ended June 30, 2003, respectively.  The decrease in the three months ended June 30, 2004 versus the three months ended June 30, 2003 primarily related to i) $1.8 million decrease in costs related to our discontinued CAB-175 program; ii) $0.6 million decrease in costs to develop a manufacturing process at DSM in 2003;  iii) $0.3 million decrease in consulting fees;  and  iv)  $0.2 million decrease in non-clinical studies.  Decreases were offset by an increase in salaries and other employee-related costs of $1.5 million, of which $0.9 million relates to severance costs recorded in the three months ended June 30, 2004 related to the closing of our Slough facility and an increase of $1.0 million in license and collaboration costs due to the $1.0 million payment to XTLbio related to our license agreement signed in the second quarter.  The decrease in the six months ended June 30, 2004 versus the six months ended June 30, 2003 primarily related to i) a decrease of $2.6 million in costs associated with the development of a manufacturing process at DSM in 2003; ii) a decrease of $0.7 million in licenses and collaboration costs primarily due to a $1.5 million payment to Sandoz in the six months ended June 30, 2003 verses a $1.0 million payment made to XTLbio in the six months ended June 30, 2004;  and iii)  $0.5 million decrease in consulting fees.  Decreases were offset by an increase of $1.2 million in costs associated with our discontinued CAB-175 program.  Our research and development costs primarily consist of salaries, benefits and other head-count related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs and the development of a manufacturing process for Cubicin.

In February 2004, we discontinued clinical development of CAB-175.  Although we will no longer incur costs related to the development of CAB-175, we expect to continue incurring substantial research and development expenses due to i)  Phase 4 clinical trials for Cubicin; ii)  preclinical and clinical testing of other products under development, such as HepeX-B and our 10M program; iii)  regulatory expenses; iv)  medical affairs v)  costs associated with the development of a manufacturing process with ACS Dobfar SpA to ensure its manufacturing facility complies with Good Manufacturing Practices, or GMP, standards to manufacture Cubicin bulk drug substance and vi)  costs associated with the development of a second fill-finish facility that will provide fill-finish and packaging services for finished Cubicin product in order to meet potential increased demand in 2005 and beyond.

Sales and Marketing Expenses

Sales and marketing expenses were $7.7 million and $16.3 million for the three and six months ended June 30, 2004, respectively, as compared to $3.8 million and $6.1 million in the three and six months ended June 30, 2003, respectively.  This represents an increase of $3.9 million or 103% from the three months ended June 30, 2003 and $10.2 million or 167% from the six months ended June 30, 2003. The increase in sales and marketing expenses for the three and six months ended June 30, 2004 relates to increased salaries, benefits and other employee-related costs of $3.6 and $7.2 million, respectively, due to the addition of 75 employees and 7 regional business directors for our Cubicin sales force, and an increase of $0.1 million and $2.5 million, respectively, in marketing and medical education costs to promote Cubicin.  Selling and marketing expenses are expected to increase in the foreseeable future as we continue to expand our commercialization efforts related to Cubicin in the U.S.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $9.2 million for the three and six months ended June 30, 2004, respectively, as compared to $4.4 million and $8.6 million for the three and six months ended June 30, 2003, respectively.  This represents an increase $0.2 million or 5% from the three months ended June 30, 2003 and $0.6 million or 7% from the six months ended June 30, 2003. The increases were primarily attributable to an increase in professional fees.

Other Income (Expense), net

The following table sets forth the components of other income and expense, net for the three and six months June 30, 2004 and June 30, 2003 together with the percentage change in other income and expense, net from quarter to quarter:

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Interest income	$0.5	$0.7	-29%	$0.9	$1.3	-31%
Interest expense	(3.2)	(3.4)	-6%	(6.3)	(6.8)	-7%
Other expense	—	—	N/A	—	(0.1)	-100%
Total other income (expense), net	$(2.7)	$(2.7)	0%	$(5.4)	$(5.6)	-4%

Interest income was $0.5 million and $0.9 million for the three and six months ended June 30, 2004, respectively, as compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2003. This represents a decrease of $0.2 million or 29% from the three months ended June 30, 2003 and $0.4 million or 31% from the six months ended June 30, 2003. The decreases were primarily due to a lower average cash and investments balance during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, as well as lower average yields on our investments.

Interest expense was $3.2 million and $6.3 million for the three and six months ended June 30, 2004, respectively, as compared to $3.4 million and $6.8 million for the three and six months ended June 30, 2003.  The decrease in interest expense was due to a lower average debt balance during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, due to our $10.0 million pay down of debt in December 2003.  As we continue to work to reduce our outstanding debt balance, we expect our interest expense to decrease proportionately, provided that interest rates remain stable.

There was no other expense for the three and six months ended June 30, 2004 as compared to zero and $0.1 million for the three and six months ended June 30, 2003, respectively. Included in other expense for the six months ended June 30, 2003 is an impairment loss of $134,000 on our investment in Syrrx, Inc., or Syrrx, based upon the pricing of a round of financing that Syrrx completed in the first quarter of 2003.

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

•                  equity and debt financings;

•                  equipment financings; and

•                  interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of June 30, 2004 we had an accumulated deficit of $416.6 million.

We expect to incur losses for the foreseeable future related to the continued development and commercialization of Cubicin, the development of our other drug candidates, as well as investments in other product opportunities.

Net cash used in operating activities was $54.6 million and $49.5 million for the six months ended June 30, 2004 and 2003, respectively.  Net loss for the six months ended June 30, 2004 decreased $8.1 million as compared to the six months ended June 30, 2003, with net cash used for operating activities increasing $5.1 million in 2004 as compared to 2003. This is primarily due to the payment in January 2004 of £5.5 million (approximately $9.7 million) related to our lease termination in Slough, England and an increase of $7.4 million in accounts receivable and inventory resulting from our Cubicin launch.  The final £2.0 million (approximately $3.6 million at June 30, 2004) payment under the lease termination agreement related to our Slough facility is due in September 2004.

Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the six months ended June 30, 2004 were $2.0 million as compared to $1.5 million for the six months ended June 30, 2003.  In the six months ended June 30, 2004, we incurred costs to build-out and furnish our additional space at 55 Hayden Avenue, Lexington, Massachusetts and made certain property and equipment additions related to various lab and analytical equipment, as well as purchased software related to regulatory record keeping and marketing activities for Cubicin.  We will continue to invest in research equipment as we complete the transfer of our U.K. research operations to the U.S. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $0.5 million was provided by financing activities for the six months ended June 30, 2004, as compared to $3.7 million provided by financing activities in the six months ended June 30, 2003.  Proceeds from financing activities in the six months ended June 30, 2004 consisted of $1.6 million of cash received from employee exercises of stock options, purchases of common stock through our employee stock purchase plan and 401k plan, offset by $1.1 million of payments on our Citizen’s term loan and capital lease obligations.

Our total cash, cash equivalents and investments at June 30, 2004 was $86.4 million compared to $142.4 million, at December 31, 2003.  We believe that our existing cash, cash equivalents, investments and anticipated cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, milestone payments under our collaborative agreements and capital requirements under our current business plan through the first half of 2005.

In April 2003, we entered into a term loan agreement with a bank under which we were able to borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrues at the bank’s 3-month LIBOR rate plus a margin of 2.75% (4.3% at June 30, 2004). The outstanding balance of our loan under this facility totaled $2.5 million at June 30, 2004.

In October 2001, we completed a private placement of $125.0 million of 5½% convertible subordinated notes (less financing costs of $4.0 million). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5 ½% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to Cubist’s senior indebtedness. The deferred costs associated with the sale of the notes were $5.3 million, of which $0.5 million and $0.5 million were amortized to interest expense in the six months ended June 30, 2004 and 2003, respectively. The outstanding balance under these notes totaled $165.0 million at June 30, 2004.

In September 2000, we issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company to finance the purchase and refurbishment of the Company’s headquarters. The five-year notes carry a coupon rate of 8 ½% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We have the right to redeem these notes at 103% of their principal amount outstanding. On December 23, 2003 we repaid $10.0 million of the senior convertible notes. The outstanding balance under these notes totaled $29.0 million at June 30, 2004.

Commitments

Contractual Obligations

Our major outstanding contractual obligations relate to convertible notes, a term loan and our facilities leases.

The aggregate outstanding principal of our convertible notes was $194.0 million as of June 30, 2004. These notes consist of $165.0 million of 5 ½% convertible subordinated notes due in 2008, and $29.0 million of 8 ½% senior convertible notes due in 2005 related to the purchase and refurbishment of our corporate headquarters in Lexington, MA. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

In January 2004, we entered into a lease for approximately 15,000 square feet of office and computer lab space at 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in July 2009.

Our U.K. subsidiary leases 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a lease that will terminate on August 31, 2004. In February 2002, Cubist’s U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England, commencing in February 2003 for a term of fifteen years. In the third quarter of 2003 we decided that we would not occupy the additional space.  In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” an expense of $12.9 million was recorded as an element of general and administrative expenses, within the Statement of Operations for the year ended December 31, 2003 based on the execution of an agreement in January 2004 to buy out of the lease for £7.5 million payable in two lump sum payments in January and September 2004. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The $12.9 million included $12.4 million of lease termination costs, a $1.2 million write off of construction -in -progress costs, $0.1 million in other tenant-related costs, and an elimination of the deferred rent liability of $0.8 million related to the facility’s lease term. In January 2004, we made the first payment of £5.5 million (approximately $9.8 million) under the lease termination agreement.  The final £2.0 million (approximately $3.7 million at June 30, 2004) payment is due in September 2004.

In March 2004, we finalized the total number of employees that will relocate to the U.S. from our U.K. facility.  The estimated severance and outplacement costs for employees who will not relocate to the U.S. and will be terminated prior to or upon closing the U.K. facility is £786,000 ($1.4 million at June 30, 2004).  In accordance with SFAS 146, this charge will be taken ratably through the employees’ actual termination dates.  Expense of $0.9 million and $1.1 million was recorded as an element of research and development expense for the three and six months ended June 30, 2004, respectively.

The aggregate outstanding amount of the contractual obligations and commercial commitments was $332.2 million as of June 30, 2004.  These obligations and commitments represent maximum payments based on current operating forecasts.  Certain of the commitments could be reduced if changes to our operating forecast occur in the future. The following table summarizes our contractual obligations and commercial commitments, including interest on the convertible notes, as of June 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in the future periods:

	Payments due by period
	Total	Remainder of 2004	2005	2006	2007	2008 and thereafter
	(in millions)
Financing Obligations:
Senior convertible notes	$32.7	$1.2	$31.5	$—	$—	$—
Subordinated convertible notes	205.9	4.5	9.1	9.1	9.1	174.1
Term loan	2.5	1.0	1.5	—	—	—
Capital lease	0.3	0.1	0.1	0.1	—	—
Operating leases, net of sublease income	1.7	0.1	0.3	0.3	0.3	0.7
Total contractual obligations	$243.1	$6.9	$42.5	$9.5	$9.4	$174.8
Commercial Commitments:
Clinical CRO costs	$9.2	$7.5	$1.7	$—	$—	$—
Manufacturing and Distribution	63.4	9.2	8.8	11.3	11.3	22.8
Licenses and collaborations	16.5	6.8	5.7	2.0	—	2.0
Total commercial commitments	$89.1	$23.5	$16.2	$13.3	$11.3	$24.8

Total Commitments	$332.2	$30.4	$58.7	$22.8	$20.7	$199.6

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

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May of 2004, the staff of the Boston office of the Securities and Exchange Commission, or SEC, advised the Company and its Chairman that it is considering whether the Company or its Chairman had a duty under the federal securities laws to disclose information about the results of the Company’s Community Acquired Pneumonia trial, or CAP trial, prior to the Company’s January 16, 2002, press release.  The Company and its Chairman are cooperating fully with the investigation.

On December 31, 2001, senior management of the Company received preliminary data regarding the results of the CAP trial, which was completed in 2001.  During the period following receipt of such preliminary data, the Company worked to verify and confirm the data and became satisfied that such data were accurate, culminating in the Company’s public announcement on January 16, 2002.  It is our understanding that the staff of the Boston office of the SEC is considering whether the Company or its Chairman had a duty to disclose information about the results of the CAP trial in the roughly two-week period prior to the actual date of the Company’s public announcement.

Prior to be being notified in May 2004 that the investigation now included the Company, we had been aware that the staff of the Boston office of the SEC had been conducting a formal investigation captioned “In the Matter of Trading in the Securities of Cubist Pharmaceuticals, Inc.”  The Company had understood that the investigation was regarding whether there had been any trading in shares of the Company’s common stock while in possession of material nonpublic information about the results of the CAP trial.

Although we cannot predict the outcome of the SEC investigation, the Company believes that the January 16, 2002 disclosure was timely.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 10, 2004, our stockholders voted on the following three items, as follows:

1.               The stockholders elected Michael W. Bonney, Susan B. Bayh and Walter R. Maupay to the Board to serve as Class II directors, each to serve until 2007 and until their respective successors have been duly elected and qualified.  The following votes were tabulated with respect to the election:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
Michael W. Bonney	32,544,596	1,759,478
Susan B. Bayh	33,695,865	608,209
Walter R. Maupay	33,082,358	1,221,716

Following the annual meeting, each of Scott M. Rocklage, Kenneth M. Bate, John K. Clarke, David W. Martin, Jr. and J. Matthew Singleton continued as directors of Cubist.

2.               The stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares from 50,000,000 shares to 100,000,000 shares by the following votes:

For	Against	Abstain
31,554,289	2,715,929	33,856

3.               The stockholders approved an amendment to the Amended and Restated 2002 Directors’ Stock Option Plan by the following votes:

For	Against	Abstain	Broker Non-Votes
20,782,665	3,372,749	43,651	10,105,009

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with this report:

3.1         Amended and Restated Certificate of Incorporation

10.1 License Agreement dated June 2, 2004, by and between Cubist and XTL Biopharmaceuticals Ltd.*

10.2 Amendment #1 dated April 1, 2004 to the License Agreement dated October 2, 2003, by and between Cubist and Chiron Healthcare Ireland, Ltd.*

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Amended and Restated Corporate Governance & Nominating Committee Charter dated June 10, 2004.

* Confidential Treatment Requested

(b)         Reports on Form 8-K

The Company filed the following current report on Form 8-K during the second quarter of 2004:

Form 8-K filed by Cubist with the Securities and Exchange Commission on May 10, 2004 pursuant to Items 9 and 12 with respect to Cubist’s press release and transcript of the conference call relating to its first-quarter 2004 results.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

August 6, 2004
By:	/s/ David W.J. McGirr
David W.J. McGirr Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Finance and Accounting Officer)