Form 10-Q
period 2004-09-30
CUBIST PHARMACEUTICALS INC
filed 2004-11-09
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 2, 2004: 40,340,106.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended September 30, 2004

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003
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

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,307	$96,662
Short-term investments	19,045	25,840
Accounts receivable, net	7,955	1,310
Inventory	5,778	3,793
Prepaid expenses and other current assets	6,402	3,815
Total current assets	57,487	131,420
Property and equipment, net	47,996	45,221
Intangible assets, net	17,896	19,981
Long-term investments	25,891	19,897
Other assets	5,649	6,039
Total assets	$154,919	$222,558

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,877	$3,655
Accrued liabilities	18,820	26,191
Deferred revenue	8,167	8,167
Current portion of long-term debt	31,000	2,000
Current portion of capital lease obligations	117	117
Total current liabilities	63,981	40,130
Deferred revenue, net of current portion	700	4,951
Long-term debt, net of current portion	165,000	195,500
Capital lease obligations, net of current portion	106	193
Total liabilities	229,787	240,774
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 40,327,292 and 40,031,008 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	40	40
Additional paid-in capital	359,365	357,195
Accumulated deficit	(434,273)	(375,451)
Total stockholders’ deficit	(74,868)	(18,216)
Total liabilities and stockholders deficit	$154,919	$222,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands except share and per share amounts)

Revenues:
Product revenues, net	$17,988	$—	$37,526	$—
License fee revenues	1,417	—	4,251	—
Collaborative agreement and other revenues	20	—	854	357
Total revenues	19,425	—	42,631	357

Costs and expenses:
Cost of product revenue	6,440	—	13,403	—
Research and development	14,818	11,887	41,314	41,131
Sales and marketing	9,101	5,822	25,364	11,905
General and administrative	3,991	13,157	13,190	21,805
Total costs and expenses	34,350	30,866	93,271	74,841

Operating loss	(14,925)	(30,866)	(50,640)	(74,484)

Other income (expense):
Interest income	378	393	1,289	1,705
Interest expense	(3,170)	(3,395)	(9,517)	(10,221)
Other income (expense)	12	(340)	46	(470)
Total other income (expense), net	(2,780)	(3,342)	(8,182)	(8,986)

Net loss	$(17,705)	$(34,208)	$(58,822)	$(83,470)

Basic and diluted net loss per common share	$(0.44)	$(1.12)	$(1.46)	$(2.80)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	40,307,270	30,489,890	40,226,547	29,785,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(58,822)	$(83,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of equipment	46	—
Depreciation and amortization	5,268	4,010
Amortization of debt issuance costs	769	769
Amortization of premium on investments	358	1,211
Stock-based compensation	—	959
Foreign exchange (gain) loss, net	(11)	337
Other	—	495
Changes in assets and liabilities:
Accounts receivable	(6,645)	—
Inventory	(1,985)	(1,288)
Prepaid expenses and other current assets	(2,767)	(1,862)
Intangibles and other assets	(362)	(2,144)
Accounts payable and accrued liabilities	(5,494)	9,458
Deferred revenue	(4,251)	—
Total adjustments	(15,074)	11,945
Net cash used in operating activities	(73,896)	(71,525)

Cash flows from investing activities:
Purchases of property and equipment, net	(5,982)	(2,050)
Purchases of investments	(35,882)	(38,589)
Maturities of investments	36,325	94,713
Net cash (used in) provided by investing activities	(5,539)	54,074

Cash flows from financing activities:
Issuance of common stock and warrants, net	2,170	2,814
Restricted cash	—	3,250
Proceeds from term loan borrowings	—	5,000
Repayments of long-term debt and capital lease obligations	(1,587)	(7,100)
Proceeds from sale and leaseback of equipment	—	407
Net cash provided by financing activities	583	4,371

Net decrease in cash and cash equivalents	(78,852)	(13,080)
Effect of changes in foreign exchange rates on cash balances	497	10
Cash and cash equivalents, beginning of period	96,662	53,551
Cash and cash equivalents, end of period	$18,307	$40,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2004 and 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

B.  ACCOUNTING POLICIES

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 for all revenue transactions entered into in fiscal periods beginning after September 30, 2003. Principal sources of revenue are sales of Cubicin, license fees and milestone payments that are derived from collaborative agreements with other biotechnology companies. License fees and milestone payments are generally non-refundable but are recorded as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

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

Product Sales, net

Cubist recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of applicable allowances for returns, rebates, and discounts.

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

	September 30,
	2004	2003
Options to purchase shares of common stock	6,186,385	5,485,516
Warrants to purchase shares of common stock	16,459	16,459
Convertible debt and notes payable convertible into shares of common stock	3,495,763	4,106,450

Comprehensive Loss

Comprehensive loss is comprised of only net loss as there was no other comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003.

Accounting for Stock-Based Compensation

Cubist has several stock-based compensation plans.  The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for qualifying options granted to its employees under its plans and applies Statement of Financial Accounting (SFAS) No. 123, “Accounting for Stock Issued to Employees” for disclosure purposes only.  The disclosures of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” include pro forma net loss and net loss per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, Cubist’s pro forma net loss, and pro forma net loss per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(17,705)	$(34,208)	$(58,822)	$(83,470)
Add: Stock-based employee compensation recorded in net loss, as reported	—	163	—	524
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,128)	(5,151)	(13,104)	(16,912)
Pro forma net loss	$(21,833)	$(39,196)	$(71,926)	$(99,858)

Earnings per share:
Basic and diluted – as reported	$(0.44)	$(1.12)	$(1.46)	$(2.80)
Basic and diluted – pro forma	$(0.54)	$(1.29)	$(1.79)	$(3.35)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method.  The following weighted-average assumptions were used:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected stock price volatility	100%	100%	100%	100%
Risk free interest rate	3.9%	3.7%	3.9%	3.7%
Expected annual dividend yield per share	0%	0%	0%	0%
Expected life of options	7 years	7 years	7 years	7 years

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

C.  LEASE TERMINATION AND OTHER CHARGES

During the third quarter of 2003, Cubist determined that it would not occupy a new facility in Slough, England. In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” an expense of $12.9 million was recorded as an element of general and administrative expenses, within the Statement of Operations for the year ended December 31, 2003 based on the execution of an agreement in January 2004 to buy out of the lease for £7.5 million payable in two lump sum payments in January and September 2004. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The $12.9 million includes $12.4 million of lease termination costs, a $1.2 million write off of construction-in-progress costs, $0.1 million in other tenant-related costs, and an elimination of the deferred rent liability of $0.8 million related to the facility’s lease term. The Company made the first payment of £5.5 million ($9.8 million) under the lease termination agreement in January 2004.  The final £2.0 million ($3.5 million) payment was made in September 2004.

In March 2004, Cubist finalized the total number of employees that would relocate to the U.S. from its U.K. facility.  The total severance and outplacement costs for employees who did not relocate to the U.S. and were  terminated prior to or upon the August 31, 2004 closing of the U.K. facility was £786,000 ($1.5 million).  In accordance with SFAS 146, this charge was taken ratably through the employees’ actual termination dates.  Expense of $1.5 million was recorded as an element of research and development expense for the nine months ended September 30, 2004.

The activity related to the U.K. facility closing for the nine months ended September 30, 2004, is presented below (in thousands):

	Lease termination costs	Severance	Tenant- related costs	Total
Balance December 31, 2003	$13,339	$—	$18	$13,357
2004 Charges	—	1,466	—	1,466
Cash payments	(13,232)	(1,429)	(15)	(14,676)
Currency translation	(107)	(4)	—	(111)
Balance September 30, 2004	$—	$33	$3	$36

D.  BUSINESS AGREEMENTS

In August 2004, Cubist entered into a five-year processing services agreement with Cardinal Health PTS LLC, or Cardinal.  Under the processing services agreement, Cardinal shall convert bulk Cubicin substance into its finished, vialed formulation as well as provide packaging and labeling services for finished Cubicin product.

In June 2004, Cubist entered into a license agreement with XTL Biopharmaceuticals Ltd., or XTLbio, for the worldwide development and commercialization of XTLbio’s investigational monoclonal antibody product currently known as HepeX-B™.  In consideration for such license, Cubist paid XTLbio an up-front fee of $1.0 million and will pay collaboration support of $2.0 million over a two-year period.  The Company may pay up to an additional $3.0 million upon the achievement of certain regulatory milestones.  In addition, Cubist will be required to pay royalties to XTLbio on any sales of HepeX-B.  Cubist will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide.  The $1.0 million up-front fee was paid in the quarter ended June 30, 2004 and was recorded as an element of research and development expense.  Collaboration support of $0.5 million was recorded as an element of research and development expense for the three and nine months September 30, 2004.

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

In July 2002, Cubist entered into a license agreement with Sandoz GmbH (formerly known as Biochemie GmbH), or Sandoz, for the exclusive worldwide rights to CAB-175 or back-up compounds. In consideration for such license, Cubist made an upfront license fee payment upon execution of the license agreement that was recorded as research and development expense in 2002. In February 2004, Cubist discontinued clinical development of CAB-175.

E.  GUARANTEES

Pursuant to Article 7 of Cubist’s Amended and Restated By-Laws, Cubist has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of Cubist or having served, at the Company’s request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of Cubist. The indemnification obligation survives termination of the indemnified party’s involvement with Cubist but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that Cubist could be required to make under the By-Law provision is unlimited; however, the Company has director and officer insurance policies that, in most cases, would limit its exposure and enable Cubist to recover a portion of any future amounts paid. In addition, Cubist has not incurred any material costs under this indemnification. The estimated fair value of these indemnification provisions is minimal, and, accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

Cubist typically includes customary indemnification provisions in its agreements with other companies in the ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions, Cubist generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party that result from the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments Cubist could be required to make under these indemnification provisions is unlimited. Cubist has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. The estimated fair value of these agreements is minimal, and, accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

In December 2003, the holders of Cubist’s 8 ½ % senior convertible notes due in September 2005, waived Cubist’s obligation to reserve shares of common stock issuable upon the conversion of the 8 ½ % senior convertible notes. Therefore, Cubist reduced the number of shares reserved for issuance upon conversion of these notes from 454,101 shares of common stock to zero shares of common stock.  If at any time prior to the repayment of the 8 ½% senior convertible notes, (a) the reported last sale price of Cubist common stock on the Nasdaq National Market is greater than $63.8625 at any time prior to the date that it reserves a sufficient amount of shares to cover the conversion in full of the notes, and (b) a holder of its 8 ½% senior convertible notes provides written notice to Cubist that it intends to convert its respective note and sell the shares of common stock to be received upon such conversion, then Cubist shall use its best efforts to make available a sufficient number of shares of common stock to enable each purchaser to convert its note in full. If such shares are unavailable for delivery on the date delivery is required under the note, then Cubist will pay to each purchaser that delivered a conversion notice the note proceeds in accordance with the terms of the agreement. With permission from the holders of Cubist’s 8 ½% senior convertible notes, Cubist has not re-reserved the shares of common stock issuable upon the conversion of the 8 ½% senior convertible notes.   The Company has determined that the likelihood that its stock price will reach $63.8625 per share and that the Company will not have sufficient shares to enable conversion of the notes prior to Cubist redeeming the notes is remote, and therefore, no liabilities were recorded for this agreement as of September 30, 2004.

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

F.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2004	December 31, 2003
	(in thousands)
Accrued payroll	$2,887	$1,595
Accrued benefit costs	1,525	953
Accrued manufacturing costs	3,200	3,928
Accrued clinical trials	993	1,049
Accrued interest	3,784	2,145
Accrued lease termination and severance costs	36	13,357
Accrued royalty	1,618	151
Deferred rent	882	271
Other accrued costs	3,895	2,742
Total	$18,820	$26,191

G.  INVENTORY

Inventories are stated at the lower of cost or market with cost determined under the first-in / first-out (“FIFO”) method. On a quarterly basis, the Company analyzes its inventory levels, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements through a charge to cost of product revenues. Expired inventory is disposed of and the related costs are written off.  The components of inventories were as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$46	$1,179
Work in process	2,559	1,312
Finished goods	3,173	1,302
Total	$5,778	$3,793

H.  INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2004	December 31, 2003
	(in thousands)
Patents	$4,868	$4,868
Manufacturing rights	9,090	9,090
Acquired technology rights	8,500	8,500
Intellectual property and processes and other intangibles	5,388	5,388
	27,846	27,846
Less: accumulated amortization - patents	(1,870)	(1,653)
accumulated amortization - manufacturing rights	(2,094)	(731)
accumulated amortization - acquired technology rights	(615)	(112)
accumulated amortization - intellectual property and processes and other intangibles	(5,371)	(5,369)
Intangible assets, net	$17,896	$19,981

Amortization expense was $0.7 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and $2.1 million and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively.

The estimated aggregate amortization expenses for intangible assets as of September 30, 2004 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2004	$689
2005	2,758
2006	2,758
2007	2,758
2008	2,027
2009 and thereafter	6,906
Total expected future amortization	$17,896

I.  STOCKHOLDER’S EQUITY

On September 29, 2004, Cubist filed a shelf registration statement on Form S-3 for the proposed offering on a delayed or continuous basis of up to $100.0 million of Cubist common stock.   As of November 9, 2004, the registration statement has not yet become effective.

J.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements.  Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs.  Substantially all of the Company’s revenues are currently generated within the U.S.

K.  LEGAL PROCEEDINGS

                The Staff of the Boston Office of the SEC informed us that it is considering whether the Company or its Chairman had a duty under the federal securities laws to disclose information about the results of the Company's Community Acquired Pneumonia trial, or CAP trial, prior to the Company's January 16, 2002 press release regarding the results of the CAP trial.  Although the Company cannot predict the outcome of the SEC investigation, it believes that the January 16, 2002 disclosure was timely.

L.  SUBSEQUENT EVENT

In October 2004, Cubist repaid the outstanding principal and interest of $2.0 million on its term loan.

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

Forward-looking statements include information concerning possible or assumed future results of our operations, including, but not limited to, statements regarding:

•              the acceptance of Cubicin by physicians, patients, third-party payors and the medical community;

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

•              whether the FDA accepts proposed clinical trial protocols that may be achieved in a timely manner;

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

Overview

Cubist is a biopharmaceutical company located in the U.S., focused on the research, development and commercialization of antiinfective products that meet unmet medical needs.   On September 12, 2003, we received approval from the U.S. Food & Drug Administration, or FDA, to market Cubicin in the U.S. for the treatment of complicated skin and skin structure infections, or cSSS infections, caused by certain Gram-positive bacteria.

In the first week of November 2003, we launched Cubicin in the U.S. and began filling and shipping orders to hospitals and outpatient locations through a drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users.  To support our launch and continued product sales, we hired internal sales people dedicated to the commercialization of Cubicin in the U.S. We also entered into agreements with third parties to perform various supply chain activities, including:  manufacturing and supplying Cubicin bulk drug substance; converting Cubicin bulk drug substance into its finished and vialed formulation; managing the warehousing and distribution of Cubicin to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to  Cubicin sales.

In June 2004, we added to our pipeline by entering into a license agreement with XTLbio for the worldwide development and commercialization of the investigational monoclonal antibody product currently known as HepeX-B. HepeX-B is in the second of two Phase 2 trials for the prevention of re-infection by the Hepatitis B virus, or HBV, in liver transplant patients.  The ongoing international Phase 2 trial studies will continue and, if successful, we will continue late-stage clinical development of the product candidate. We will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues

The following table details revenues for the third quarter and first nine months:

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Product revenues, net	$18.0	$—	N/A	$37.5	$—	N/A
License fee revenues	1.4	—	N/A	4.3	—	N/A
Collaborative agreement and other revenues	—	—	N/A	0.9	0.4	125%
Total revenues	$19.4	$—	N/A	$42.7	$0.4	10575%

Product Revenues, net

The Company began shipping Cubicin in November 2003. Net sales of Cubicin were $18.0 million and $37.5 million for the three and nine months ended September 30, 2004, respectively, as compared with no product revenues in the three and nine months ended September 30, 2003.  In order to prevent a one-time loading of product upon launch, we did not allow wholesalers to stock Cubicin, instead we instituted a drop-ship program that we have continued to maintain. Under our drop-ship program, orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and outpatient administration center purchases of our product.  If we discontinue the drop ship program and allow wholesalers to stock Cubicin, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel.

License Fee Revenues

License fee revenues for the three and nine months ended September 30, 2004 were $1.4 million and $4.3 million, respectively, as compared to no license fee revenues in the three and nine months ended September 30, 2003.  The increase in our license revenues relates to the execution of a license agreement with Chiron in the fourth quarter of 2003, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement of two years. We currently expect to recognize $1.4 million of the remaining deferred balance of the up-front fee as revenue in the fourth quarter of 2004 and an additional $4.2 million in 2005, assuming no change in our estimated development period. We also expect to recognize $2.5 million of deferred revenue related to our 1999 cross license agreement with Diversa Corporation, or Diversa, in the fourth quarter of 2004.  Under the agreement, Diversa paid an up-front license fee and pays annual license maintenance fees, until the licensed patents expire. We are required to repay the up-front license fee if, prior to November 18, 2004, we merge with or are acquired by a company whose primary business, prior to November 18, 1999, is related to molecular breeding involving in vitro DNA shuffling. Accordingly, the entire upfront licensing fee was recorded as deferred revenue and will be taken into revenue upon the expiration of the repayment provision.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the three and nine months ended September 30, 2004 were zero and $0.9 million, respectively, as compared to zero and $0.4 million of collaborative agreement and other revenues in the three and nine months ended September 30, 2003.  The increase in our collaborative agreement and other revenues primarily relates to $0.8 million of Small Business Innovation Research, or SBIR, grant revenue recognized in the nine months ended September 30, 2004 as compared to $0.1 million in the nine months ended September 30, 2003.  Included in collaborative agreement and other revenues for the nine months ended September 30, 2003 is $0.2 million of revenues related to our research collaboration program with Novartis that was completed in February 2003.

Operating Expenses

The following table details operating expenses for the third quarter and first nine months:

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Cost of product revenue	$6.4	$—	N/A	$13.4	$—	N/A
Research and development	14.8	11.9	24%	41.3	41.1	0%
Sales and marketing	9.1	5.8	57%	25.4	11.9	113%
General and administrative	4.0	13.2	-70%	13.2	21.8	-39%
Total operating expenses	$34.3	$30.9	11%	$93.3	$74.8	25%

Cost of Product Revenues

Cost of product revenues was $6.4 million and $13.4 million for the three and nine months ended September 30, 2004, respectively, as compared with no cost of product revenues in the three and nine months ended September 30, 2003, as Cubicin was launched in November 2003. Product gross margin for both the three and nine months ended September 30, 2004 was 64%.  Included in our cost of product revenues are royalties owed to Eli Lilly and Company on worldwide net sales of Cubicin under our license agreement with Eli Lilly.

Research and Development Expenses

 Research and development expenses were $14.8 million and $41.3 million for the three and nine months ended September 30, 2004, respectively, as compared to $11.9 million and $41.1 million in the three and nine months ended September 30, 2003, respectively.  The increase of $2.9 million in the three months ended September 30, 2004 versus the three months ended September 30, 2003 primarily related to i) $1.9 million of costs related to the HepeX-B program that commenced in June 2004; ii) an increase of $1.0 million in clinical studies related to additional indications for Cubicin; iii)  $0.4 million in costs associated with the development of a second Cubicin fill-finish location at Cardinal; iv)  $0.3 million of medical education costs and v) $0.3 million of salary and other employee related expenses.   These increases were offset by decreases of i) $0.6 million in costs associated with the 2003 development of a manufacturing process at DSM Capua SpA, or DSM; and ii)  $0.5 million of costs associated with the development of a manufacturing process related to our CAB-175 program that was discontinued in the first quarter of 2004.

The increase of $0.2 million in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 primarily related to i)  $3.3 million of costs related to the HepeX-B program that commenced in June 2004; ii) an increase of $1.1 million in clinical studies related to additional indications for Cubicin; and iii)  $0.4 million in costs associated with the development of a second Cubicin fill-finish location at Cardinal.  These increases were offset by decreases of i)  $3.2 million in costs associated with the 2003 development of a manufacturing process at DSM; ii)  $0.7 million in consulting expenses and iii) $0.6 million in lab services and supplies.  Our research and development costs primarily consist of salaries, benefits and other head-count related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs activities, pharmacovigilence, and costs associated with the  preparation of manufacturing facilities for Cubicin production.

In February 2004, we discontinued clinical development of CAB-175.  In April 2004, we discontinued clinical development of the ceftriaxone oral formulations, known collectively within Cubist as OCTX.  Although we will no longer incur costs related to the development of CAB-175 or OCTX, we expect to continue incurring substantial research and development expenses related to: i) Phase 3b and Phase 4 clinical trials for Cubicin; ii) preclinical and clinical testing of other products under development, such as HepeX-B and potential compounds under our 10M program; iii) manufacturing and formulation development costs related to HepeX-B;  iv)  regulatory matters; v) medical affairs activities;  vi) costs associated with the development of a manufacturing process with ACS Dobfar SpA, or ACS, and the activities required to ensure its manufacturing facility complies with Good Manufacturing Practices, or GMP, standards to manufacture Cubicin bulk drug substance and vii)  costs associated with the validation and qualification of a second fill-finish facility with Cardinal, where they will provide fill-finish and packaging services for finished Cubicin product.

Sales and Marketing Expenses

Sales and marketing expenses were $9.1 million and $25.4 million for the three and nine months ended September 30, 2004, respectively, as compared to $5.8 million and $11.9 million in the three and nine months ended September 30, 2003, respectively.  This represents an increase of $3.3 million or 57% from the three months ended September 30, 2003 and $13.5 million or 113% from the nine months ended September 30, 2003. The increase in sales and marketing expenses for the three and nine months ended September 30, 2004 relates to increased salaries, benefits travel and other employee-related costs of $2.9 million and $10.1 million, respectively, due to the costs associated with a fully staffed Cubicin sales force in place for all of 2004 and an increase of $0.4 million and $2.9 million, respectively, in marketing costs to promote Cubicin.  Selling and marketing expenses are expected to increase in the foreseeable future as we continue our commercialization efforts related to Cubicin in the U.S. and expand our sales force by 24 people in the first quarter of 2005.

General and Administrative Expenses

General and administrative expenses were $4.0 million and $13.2 million for the three and nine months ended September 30, 2004, respectively, as compared to $13.2 million and $21.8 million for the three and nine months ended September 30, 2003, respectively.  This represents a decrease of $9.2 million or 70% from the three months ended September 30, 2003 and $8.6 million or 39% from the nine months ended September 30, 2003. The decreases were primarily attributable to the lease termination charge recorded in the three and nine months ended September 30, 2003 of $9.1 million related to management’s decision to cease use of the new facility in Slough, England.

Other Income (Expense), net

The following table details other income (expense), net for the third quarter and first nine months:

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in millions)			(in millions)
Interest income	$0.4	$0.4	0%	$1.3	$1.7	-24%
Interest expense	(3.2)	(3.4)	-6%	(9.5)	(10.2)	-7%
Other expense	—	(0.3)	N/A	—	(0.5)	N/A
Total other expense, net	$(2.8)	$(3.3)	-15%	$(8.2)	$(9.0)	-9%

Interest income was $0.4 million and $1.3 million for the three and nine months ended September 30, 2004, respectively, as compared to $0.4 million and $1.7 million for the three and nine months ended September 30, 2003, respectively. The decrease of $0.4 million or 24% from the nine months ended September 30, 2003 was primarily due to a lower average cash and investments balance during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

Interest expense was $3.2 million and $9.5 million for the three and nine months ended September 30, 2004, respectively, as compared to $3.4 million and $10.2 million for the three and nine months ended September 30, 2003, respectively.  The decreases in interest expense was due to a lower average debt balance during the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, due to our $10.0 million pay down of debt in December 2003.  As we continue to work to reduce our outstanding debt balance, we expect our interest expense to decrease proportionately, provided that interest rates remain stable.

Included in other expense for the nine months ended September 30, 2003 is an impairment loss of $134,000 on our investment in Syrrx, Inc., or Syrrx, based upon the pricing of a round of financing that Syrrx completed in the first quarter of 2003.

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

•      equity and debt financings;

•      equipment financings; and

•      interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of September 30, 2004 we had an accumulated deficit of $434.3 million. We expect to incur losses for the foreseeable future related to the continued development and commercialization of Cubicin for additional indications, the development of our other drug candidates, as well as investments in other product opportunities.

Net cash used in operating activities was $73.9 million and $71.5 million for the nine months ended September 30, 2004 and 2003, respectively.  Net loss for the nine months ended September 30, 2004 decreased $24.6 million as compared to the nine months ended September 30, 2003, with net cash used for operating activities increasing $2.4 million in 2004 as compared to 2003. This is primarily due to payments made in January 2004 and September 2004 of £7.5 million ($13.2 million) related to our lease termination in Slough, England, an increase of $8.6 million in accounts receivable and inventory resulting from our Cubicin launch and the recognition in 2004 of $4.3 million of revenue related to license payments received in 2003.

Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the nine months ended September 30, 2004 were $6.0 million as compared to $2.1 million for the nine months ended September 30, 2003.  In the nine months ended September 30, 2004, we incurred costs to build-out and furnish our additional space at 55 Hayden Avenue, Lexington, Massachusetts and made certain property and equipment additions related to various lab and analytical equipment. We also purchased software related to regulatory record keeping and marketing activities for Cubicin.  We will continue to invest in research equipment as we complete the transfer of our U.K. research operations to the U.S. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $0.6 million was provided by financing activities for the nine months ended September 30, 2004, as compared to $4.4 million provided by financing activities in the nine months ended September 30, 2003.  Proceeds from financing activities in the nine months ended September 30, 2004 consisted of $2.2 million of cash received from employee exercises of stock options, purchases of common stock through our employee stock purchase plan and 401k plan, offset by $1.6 million of payments on our term loan and capital lease obligations.

Our total cash, cash equivalents and investments at September 30, 2004 was $63.2 million compared to $142.4 million, at December 31, 2003.  We believe that our existing cash, cash equivalents, investments, and anticipated cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, milestone payments under our collaborative agreements and capital requirements under our current business plan through the second quarter of 2005.  In order to meet cash requirements beyond the second quarter of 2005, on September 29, 2004 we filed a shelf registration statement on Form S-3 for the proposed offering on a delayed or continuous basis of up to $100.0 million of Cubist Common Stock.   As of November 9, 2004, the registration statement has not yet become effective.

In April 2003, we entered into a term loan agreement with a bank under which we were able to borrow up to $5.0 million. Advances under this facility are to be repaid over a 24-month period, commencing on September 30, 2003. Interest on the borrowings accrues at the bank’s 3-month LIBOR rate plus a margin of 2.75% (4.7% at September 30, 2004). The outstanding balance of our loan under this facility totaled $2.0 million at September 30, 2004.  In October 2004, we repaid the outstanding principle and interest of the term loan.

In October 2001, we completed a private placement of $125.0 million of 5½% convertible subordinated notes (less financing costs of $4.0 million). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase an additional $40.0 million of 5 ½% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. The notes are subordinated to Cubist’s senior indebtedness. The deferred costs associated with the sale of the notes were $5.3 million, of which $0.8 million and $0.8 million were amortized to interest expense in the nine months ended September 30, 2004 and 2003, respectively. The outstanding balance under these notes totaled $165.0 million at September 30, 2004.

In September 2000, we issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company to finance the purchase and refurbishment of the Company’s headquarters. The five-year notes carry a coupon rate of 8½% and can be converted at any time at the option of the holder into our common stock at $63.8625 per share. We have the right to redeem these notes at 103% of their principal amount outstanding. On December 23, 2003 we repaid $10.0 million of the senior convertible notes. The outstanding balance under these notes totaled $29.0 million at September 30, 2004.

Commitments

Contractual Obligations

Our major outstanding contractual obligations relate to convertible notes, manufacturing and  distribution agreements, obligations under our license and collaboration agreements, commitments associated with our clinical trials and our facilities and capital leases.

The aggregate outstanding principal of our convertible notes was $194.0 million as of September 30, 2004. These notes consist of $165.0 million of 5 ½% convertible subordinated notes due in 2008, and $29.0 million of 8 ½% senior convertible notes due in 2005 related to the purchase and refurbishment of our corporate headquarters in Lexington, MA. Both the convertible subordinated notes and the senior convertible notes require semi-annual interest payments through maturity.

In January 2004, we entered into a lease for approximately 15,000 square feet of office and data center space at 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in July 2009.

Our U.K. subsidiary leased 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a lease that terminated on August 31, 2004. In February 2002, Cubist’s U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England, commencing in February 2003 for a term of fifteen years. In the third quarter of 2003 we decided that we would not occupy the additional space.  In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” an expense of $12.9 million was recorded as an element of general and administrative expenses, within the Statement of Operations for the year ended December 31, 2003 based on the execution of an agreement in January 2004 to buy out of the lease for £7.5 million payable in two lump sum payments in January and September 2004. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The $12.9 million included $12.4 million of lease termination costs, a $1.2 million write off of construction -in -progress costs, $0.1 million in other tenant-related costs, and an elimination of the deferred rent liability of $0.8 million related to the facility’s lease term. We made the first payment of £5.5 million ($9.8 million) under the lease termination agreement in January 2004.  We made the final payment of £2.0 million ($3.5 million) under the lease termination agreement in September 2004.

In March 2004, we finalized the total number of employees that would relocate to the U.S. from our U.K. facility.  The total severance and outplacement costs for employees who did not relocate to the U.S. and were terminated prior to or upon the August 31, 2004 closing of the U.K. facility was £786,000 ($1.5 million).  In accordance with SFAS 146, this charge was taken ratably through the employees’ actual termination dates.  Expense of $0.3 million and $1.5 million was recorded as an element of research and development expense for the three and nine months ended September 30, 2004, respectively.

The aggregate outstanding amount of the contractual obligations and commercial commitments was $316.0 million as of September 30, 2004.  These obligations and commitments represent maximum payments based on current operating forecasts.  Certain of the commitments could be reduced if changes to our operating forecast occur in the future. The following table summarizes our contractual obligations and commercial commitments, including interest on the convertible notes, as of September 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in the future periods:

	Payments due by period
	Total	Remainder of 2004	2005	2006	2007	2008 and thereafter
	(in millions)
Financing Obligations:
Senior convertible notes	$31.5	$—	$31.5	$—	$—	$—
Subordinated convertible notes	205.8	4.5	9.1	9.1	9.1	174.0
Capital lease	0.2	—	0.1	0.1	—	—
Operating leases, net of sublease income	1.5	—	0.2	0.3	0.3	0.7
Total financing obligations	$239.0	$4.5	$40.9	$9.5	$9.4	$174.7
Commercial Commitments:
Clinical CRO costs	$5.2	$1.7	$3.5	$—	$—	$—
Manufacturing and Distribution	58.0	3.9	8.8	11.3	11.3	22.7
Licenses and collaborations	13.8	1.7	6.5	3.6	—	2.0
Total commercial commitments	$77.0	$7.3	$18.8	$14.9	$11.3	$24.7

Total Commitments	$316.0	$11.8	$59.7	$24.4	$20.7	$199.4

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

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s Quarterly Report on Form 10-Q filed on August 6, 2004, the Staff of the Boston Office of the SEC informed us that it is considering whether the Company or its Chairman had a duty under the federal securities laws to disclose information about the results of the Company’s Community Acquired Pneumonia trial, or CAP trial, prior to the Company’s January 16, 2002 press release regarding the results of the CAP trial.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits have been filed with this report:

10.1  Retention Letter dated August 6, 2004 by and between Cubist and Michael J. Bonney

10.2  Retention Letter dated August 6, 2004 by and between Cubist and Francis P. Tally

10.3  Retention Letter dated August 6, 2004 by and between Cubist and Barry I. Eisenstein

10.4  Retention Letter dated August 6, 2004 by and between Cubist and Oliver S. Fetzer

10.5  Retention Letter dated August 6, 2004 by and between Cubist and David W.J. McGirr

10.6  Retention Letter dated August 6, 2004 by and between Cubist and Christopher D.T. Guiffre

10.7  Retention Letter dated August 6, 2004 by and between Cubist and Robert J. Perez

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the third quarter of 2004:

Form 8-K filed by Cubist with the Securities and Exchange Commission on August 6, 2004 pursuant to Items 7 and 12 with respect to Cubist’s press release and transcript of the conference call relating to its second quarter 2004 results.

Form 8-K filed by Cubist with the Securities and Exchange Commission on September 30, 2004 pursuant to Item 5.02 with respect to Susan B. Bayh’s September 29, 2004 resignation from Cubist’s Board of Directors.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

November 9, 2004
By:
/s/ David W.J. McGirr

David W.J. McGirr Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Finance and Accounting Officer)