Form 10-Q/A
period 2004-09-30
CUBIST PHARMACEUTICALS INC
filed 2004-11-10
CIK 912183

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2004

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

Explanatory Note

The Registrant is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2004 to amend Item 6 and to revise Exhibit 10.1 in response to comments we received from the Securities and Exchange Commission relating to our request for confidential treatment of certain information contained in such exhibit.  This report amends Item 6 to reflect the filing of the revised exhibit with this report and also revises Exhibit 10.1 to disclose additional portions of such exhibit that we previously had redacted.

Except as noted herein, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 remains as originally filed with the Securities and Exchange Commission on August 6, 2004.  All information in this Amendment No. 1 is as of June 30, 2004 and does not reflect any subsequent information or events other than the changes referred to above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

The following exhibits have been filed with this report:

3.1	Amended and Restated Certificate of Incorporation

10.1	License Agreement dated June 2, 2004, by and between Cubist and XTL Biopharmaceuticals Ltd.*

10.2	Amendment #1 dated April 1, 2004 to the License Agreement dated October 2, 2003, by and between Cubist and Chiron Healthcare Ireland, Ltd.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Corporate Governance & Nominating Committee Charter dated June 10, 2004.

*                                         Filed herewith (all other exhibits not so marked were previously filed with the Quarterly Report on Form 10-Q, filed on August 6, 2004).

(b)                                 REPORTS ON FORM 8-K

The Company filed the following current report on Form 8-K during the third quarter of 2004:

Form 8-K filed by Cubist with the Securities and Exchange Commission on September 30, 2004 pursuant to Item 5.02 with respect to the resignation of Ms. Susan Bayh from the Board of Directors of Cubist.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

Dated November 10, 2004	By:	/s/ David W.J. McGirr
David W.J. McGirr Senior Vice President and Chief Financial Officer