Form 10-K
period 2004-12-31
CUBIST PHARMACEUTICALS INC
filed 2005-03-14
CIK 912183

Use these links to rapidly review the document
Table of Contents
ITEM 8. FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Securities Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2004 was approximately $295.6 million, based on 26,630,593 shares held by such non-affiliates at the closing price of a share of common stock of $11.10 as reported on the Nasdaq National Market on such date. The number of outstanding shares of common stock of Cubist on February 28, 2005 was 51,320,175.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 8, 2005
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.

Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the "Risk Factors" section below. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this annual report, and we caution readers not to place undue reliance on such statements.

        Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

  •
  the acceptance of Cubicin® (daptomycin for injection) by physicians, patients, third-party payors and the medical community;

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

  •
  our expectations regarding our ability to further identify, develop and commercialize products in the coming years;

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

        Many factors could affect our actual financial results and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

  •
  whether we will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in other countries and for additional indications in the United States and other countries;

  •
  whether the U.S. Food and Drug Administration, or FDA, accepts proposed clinical trial protocols that may be achieved in a timely manner;

  •
  our ability to conduct successful clinical trials in a timely manner;

  •
  the level of acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

  •
  competition, particularly with respect to CUBICIN;

  •
  our ability to continue to manufacture CUBICIN on a commercial scale and at acceptable cost;

  •
  our dependence upon pharmaceutical and biotechnology collaborations;

  •
  our ability to finance our operations;

  •
  potential costs resulting from product liability claims;

  •
  our ability to protect our proprietary technologies;

  •
  our ability to discover or in-license drug candidates and develop and achieve commercial success for drug candidates; and

  •
  a variety of risks common to our industry, including ongoing regulatory review, litigation relating to intellectual property, and legislative or regulatory changes.

PART I

ITEM 1. BUSINESS

Corporate Overview and Business Strategy

        Cubist Pharmaceuticals, Inc., which we refer to as "Cubist" or the "Company", is a biopharmaceutical company focused on the research, development and commercialization of products that address unmet medical needs in the acute care environment. Cubist is a U.S. corporation and was incorporated in Delaware in 1992. We completed our initial public offering in 1996, and our shares are listed on NASDAQ, where our symbol is CBST. Our principal offices are located at 65 Hayden Avenue, Lexington, Massachusetts. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

        To date, we have been exclusively focused on developing business and product opportunities in the antiinfective marketplace. CUBICIN, our flagship drug, was approved on September 12, 2003, by the Food and Drug Administration (FDA) for sale in the United States. CUBICIN is approved for the treatment of complicated skin and skin structure infections, or cSSSI, caused by specific Gram-positive bacteria. We launched CUBICIN in the United States in November 2003, with first product shipped on November 4, 2003.

        Our product pipeline today is designed to leverage our antiinfective, acute-care expertise. Currently, Cubist has one development stage product, known as HepeX-B™, for the prevention of re-infection by the hepatitis B virus in liver transplant patients. We intend to build our product portfolio both from additional in-licensing and from our internal drug discovery programs, which are discussed on page 9.

The Infectious Disease Marketplace

Overview of Infectious Diseases and Drug Resistance

        Infectious diseases are caused by pathogens present in the environment, such as bacteria, fungi and viruses that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract and overwhelm the body's immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including infections of the bloodstream, skin, heart, lung and urinary tract.

        The antiinfective market can be broken down into three main categories: antibacterials (often referred to as antibiotics), antifungals and antivirals. Until 2004, Cubist had focused primarily on research, development and commercialization of products for the antibacterial market. With the in-licensing of HepeX-B during 2004 we have added an antiviral compound to our portfolio.

        Currently marketed antibacterial drugs have, in many cases, proven highly successful in controlling the morbidity and mortality that accompany serious bacterial infections. These drugs work by binding to specific targets in a bacterial pathogen, thereby inhibiting a function essential to the pathogen's survival. Many antibiotics were developed and introduced into the market during the 1970s and 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems and proved to be efficacious in treating most bacterial infections. We believe this efficacy prompted pharmaceutical companies to shift their resources to other areas of drug discovery and development, believing that the need for new antibiotics was not significant. In addition other types of drugs offered the opportunity for more significant return on investment. As a result, only two new antibiotics from new chemical classes have been introduced to the market in the past 30 years—Zyvox, which is known generically as linezolid and is from the oxazolidinones chemical class, and CUBICIN, which is a lipopeptide.

        The Centers for Disease Control continues to report on new strains of bacteria that are resistant to one or more currently-marketed antibiotics. The increasing prevalence of drug-resistant bacterial pathogens has led to significantly increased mortality rates, prolonged hospitalizations, and increased healthcare costs. Many of these resistant organisms have emerged from the class of bacteria called Gram-positive pathogens. Gram-positive bacteria can be differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a single cellular membrane and a thick cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site. Examples of such resistant Gram-positive bacterial pathogens include:

  •
  MRSA (methicillin-resistant Staphylococcus aureus): Staphylococcus aureus, often referred to simply as "staph," are bacteria commonly carried on the skin or in the nose of healthy people. In some cases, staph can cause an infection, and staph bacteria are one of the most common causes of skin infections in the United States. Most of these infections are minor (such as pimples and boils) and most can be treated without antibiotics. However, staph bacteria can also cause serious infections (such as surgical wound infections and pneumonia). In the past, most serious staph bacterial infections were treated with antibiotics related to penicillin. Over the past 50 years, treatment of these infections has become more difficult because staph bacteria have become resistant to various antibiotics, including the commonly used penicillin-related antibiotics. These resistant bacteria are called methicillin-resistant Staphylococcus aureus, or MRSA. MRSA strains can cause severe tissue damage to existing wounds and can cause bacteremia, an infection of the bloodstream.

        While MRSA is currently found mostly in hospital and long-term care settings, the incidence of community-acquired MRSA infections continues to rise rapidly. Of great concern to the infectious disease community is the fact that community-acquired MRSA infections show up in otherwise healthy individuals—not fitting the traditional profile for an "at risk" patient such as a frequent user of the health care system who is more likely to be exposed to MRSA infections, and can therefore be more easily missed in initial diagnosis. As a result, the patients can get more seriously ill and require hospitalization before being appropriately treated for the MRSA infection.

  •
  GISA or VISA (glycopeptide- or vancomycin-intermediately susceptible Staphylococcus aureus): The first reports of Staphylococcus aureus infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in wide geographic areas throughout Japan and North America and have recently emerged in Europe.

  •
  VRSA (vancomycin-resistant Staphylococcus aureus): During 2002, the first isolates of fully vancomycin-resistant Staphylococcus aureus were discovered in the U.S. Unexpectedly, rather than evolving from a VISA strain, these VRSA emerged from MRSA strains that had acquired the vancomycin-resistance gene from vancomycin-resistant Enterococci, or VRE.

  •
  VRE (vancomycin-resistant Enterococci): The emergence of VRE strains in the 1990s has led to infections for which only limited commercially available therapy exists.

        The prevalence of resistant organisms creates a growing need for new therapies with novel mechanisms of action.

Shortcomings of Current Antibacterial Therapies

        Current antibacterial therapies do not provide adequate treatment for some serious and life-threatening infections. For example:

  •
  Some pathogens have become resistant to almost all antibiotics and there are few agents available that can effectively treat the infections caused by these drug-resistant pathogens.

    Vancomycin is the current standard of care for patients who have serious Gram-positive infections that have failed to respond to all other antibiotics. However, several strains of enterococci and staphylococci, such as VRE, VISA, and VRSA, have developed resistance to vancomycin.

  •
  Many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer. Most of these drugs must be administered multiple times a day in order to be effective, are not well tolerated by patients, or require lengthy infusion times when administered. Moreover, intravenous administration of some of these drugs does not occur through the veins in the arm but through catheters in the central venous system. The difficulty or inconvenience of administration of these drugs makes them unattractive choices.

  •
  Existing antibiotics may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, suppression of the bone marrow, inflammation and swelling at the site of injection, and headaches. Some of these side effects may be significant enough to require that therapy be discontinued.

  •
  Some existing antibiotics do not kill the pathogens that cause the infection but merely inhibit their growth, thereby relying on the immune system to destroy the pathogen. These types of antibiotics are called bacteriostatic agents. Bacteriostatic drugs are less effective in treating meningitis and endocarditis (an infection of the heart valves) than are bactericidal antibiotics, which kill the pathogens. This deficiency is most apparent in immuno-compromised patients because their weakened immune systems cannot rid their bodies of even growth-inhibited pathogens

Our Flagship Product: CUBICIN

        Our first commercialized product, CUBICIN (daptomycin for injection), is approved and marketed in the United States for the treatment of cSSSI caused by certain Gram-positive organisms including MRSA. CUBICIN is currently under review by the EMEA, or European Medicines Agency, for approval to market in the European Union (EU) for the treatment of complicated skin and soft tissue infections or CSST infections. CUBICIN is a natural product and the first antibiotic from a new class of chemicals called lipopeptides. CUBICIN possesses a novel mechanism of action that specifically targets Gram-positive bacteria and has been shown to cause rapid bacterial cell death in vitro (outside a living organism—e.g. in a test tube). The antimicrobial spectrum of CUBICIN includes strains of S. aureus that are both susceptible and resistant to treatment by currently available drugs.

        We believe CUBICIN provides important advantages over existing antibiotic therapies in the treatment of cSSSI. These advantages include its rapid bactericidal properties (which have been demonstrated in vitro) and distinct mechanism of action; its convenient once-daily dosing regimen; a safety profile similar to other IV antibiotics; and its spectrum of activity against both susceptible and resistant strains of Gram-positive pathogens.

        In our review of the infectious disease marketplace on page 6, we referenced the increasing prevalence of drug-resistant bacterial pathogens as a concern to the infectious disease community. The need for multiple mutation steps and the small impact of each step on susceptibility substantially decreases the likelihood that a daptomycin-susceptible bug will become daptomycin-resistant. We observed 3 such isolates during pre-NDA clinical testing of daptomycin (studies involving treatment of more than 1,000 patients). CUBICIN has now been on the market for more than a year and has been used in the treatment of an estimated 55,000 patients. The current number of reported resistant isolates, compared to the number of patients treated (or the numbers of bacteria being tested for susceptibility) continues to be extremely small.

        We are currently evaluating the safety and efficacy of CUBICIN for the treatment of infective endocarditis, or infection of the heart valves, and complicated bacteremia caused by S. aureus in an international Phase 3 clinical trial. The trial is being monitored by an independent Data Monitoring Committee (DMC) who have regularly conducted safety reviews of patients enrolled in the trial. An Independent External Adjudication Committee (IEAC) is responsible for making an independent assessment of diagnosis and outcome (cured, improved or failed) for each patient. On November 9, 2004, following consultations with the FDA, we announced that we had completed enrollment of patients in this trial. On February 22, 2005, we announced the completion of the treatment phase for all patients in the trial and that the remaining patients were in the follow up period of the study. We also announced that the DMC had completed its fifth planned safety review of patients enrolled in the trial. As all patients had completed treatment, no decision regarding the continuation of the study was required from the DMC. We expect to conclude this trial during the second quarter of 2005 and anticipate releasing top line data in the middle of 2005. Once the study is complete, and assuming positive results, the FDA plans to review data from the overall population as well as clinically relevant sub groups to support an additional indication. Assuming favorable trial results, we expect to submit an sNDA during the second half of 2005.

U.S. Market Opportunity and Market Positioning for CUBICIN

        According to data collected by Arlington Medical Resources, Inc., or AMR, the market opportunity for anti-staph antibiotics (for MSSA and MRSA infections) across multiple indications in U.S. hospitals represented more than 4.3 million courses or 20 million treatment days during the 12 months ended June 2004. CUBICIN is currently marketed within a subset of this larger opportunity. The significance of the MRSA problem in the United States is reflected in sales trends for vancomycin, the generic IV antibiotic used as the standard of care for many types of hospital MRSA infections. From 2000 through 2004, according to IMS Health, a company which compiles pharmaceutical sales data, vancomycin unit sales experienced compound annual growth rate of 14.6%.

        AMR data shows that almost 2.3 million courses were prescribed to treat skin structure infections in hospitalized patients in the U.S. caused by gram-positive infections during the twelve months ended June 2004. The current label for CUBICIN is for cSSSI. This suggests a current addressable inpatient market for CUBICIN in the U.S. of more than 10.3 million days of therapy. In addition, based on our market research, we estimate that more than one-third of CUBICIN's 2004 sales come from the outpatient setting, suggesting that the total addressable market for CUBICIN with its current label may be in excess of 10.3 million days of therapy. Should CUBICIN receive supplemental approvals from the FDA for additional indications, the addressable market could expand.

        During 2004, we marketed CUBICIN to approximately 900 of the top U.S. hospitals that dispense the majority (approximately 2/3) of prescriptions for IV antibiotics to treat Gram-positive cSSSI. Throughout 2004, we continued to see increases in the percentage of target hospitals ordering CUBICIN, in the percentage of hospitals re-ordering, and in the percentage of hospitals which have added CUBICIN to their formulary (list of drugs formally approved for treating patients in the specific hospital). In 2005, we are increasing our target market to 1300 hospitals, which represents almost 80% of the prescriptions for IV antibiotics used to treat Gram-positive cSSSI, by increasing our sales force by one-third—from 75 to 99 sales representatives.

        We generated net product revenues of CUBICIN of $6.3 million in the first quarter of 2004, $13.3 million in the second quarter of 2004, $18.0 million in the third quarter of 2004, and $21.0 million in the fourth quarter of 2004, for a total of $58.6 million in net product revenues for the year ended December 31, 2004.

        Hospital re-ordering patterns for CUBICIN during 2004—increasing order size and frequency—may suggest that physicians are gaining increasing confidence in the drug's effectiveness. The greater penetration we have seen in hospitals actively called on by our sales force in 2004—vs. hospitals we do not call on- also points to the success to date of our commercial operations, and we anticipate that the additional sales professionals we will be adding in 2005 may increase our market penetration.

The International Opportunity for CUBICIN

        On October 3, 2003, we announced an international commercialization agreement with Chiron Corporation for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. On December 3, 2004 we announced that Chiron had submitted a Marketing Authorization Application, or MAA, to the EMEA under the Centralized Procedure for approval to market CUBICIN in the EU. The indication in the submission is for complicated skin and soft tissue infections where the presence of susceptible Gram-positive bacteria is confirmed or suspected. This application has been accepted by the EMEA, and, assuming approval, Chiron anticipates an EU launch of CUBICIN in early 2006.

        Cubist also has agreements with Medison Pharma, Ltd., or Medison, for the marketing of CUBICIN in Israel and, with TTY Biopharm Company Limited, or TTY, for the marketing of CUBICIN in Taiwan.

Our Product Pipeline

In-licensing programs

        In June 2004, we entered into a license agreement with XTL Biopharmaceuticals Ltd., or XTLbio, for the worldwide development and commercialization of the investigational monoclonal antibody product known as HepeX-B™. HepeX-B is in the second of two Phase 2 trials for the prevention of re-infection by the Hepatitis B virus, or HBV, in liver transplant patients. The ongoing international Phase 2 trial studies will continue, and, if these trials are successful, we will continue late-stage clinical development of HepeX-B. We will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide.

Research and Development Programs

        Our Drug Discovery activities are focused on:

  •
  Our Lipopeptide Program—which is focused on identifying a lipopeptide (using medicinal chemistry and molecular genetics) which will complement CUBICIN. CUBICIN, a first in class lipopeptide, is ineffective against airborne pneumonia because it binds with lung surfactant (a coating on the internal air spaces of the lung). Surfactant interferes with CUBICIN's ability to inactivate bacteria. Our research program is focused on developing another lipopeptide compound which can penetrate the lung by overcoming the problem with surfactant. Recent pre-clinical results (both in vitro and in mice) for a lipopeptide compound we have been studying show improvements versus CUBICIN in the ability to treat infections of the lung.

  •
  Our Natural Products Screening/Drug Discovery Program—which is focused on generating novel antiinfective Investigational New Drug, or IND, candidates. Historically, natural products have proven to be a rich source of commercial pharmaceutical products; more than 40% of the drugs on the market today-an even higher percentage of antibiotics-are or have been derived from natural products. We leverage biodiversity in the soil as a means of natural product drug discovery while also employing traditional chemical discovery and development techniques. We own multiple proprietary assets and technologies in the area of natural products that are being applied to discover novel antiinfective agents and that attempt to eliminate the bottlenecks that currently exist in the natural products drug discovery process. We took the step to consolidate our discovery programs in 2003 and 2004 with a focus on those most likely to generate IND candidates in the near term. In 2004, we continued to progress "hits" from our screening program.

        Our fermentation pilot plant in Lexington is now operational, having been relocated from the U.K. during 2004. This pilot facility allows us to fine tune various aspects of our CUBICIN manufacturing process and also accelerates scaling of "hits" from our drug discovery research program.

        Our research and development expenditures, which include research related to CUBICIN as well as our drug discovery projects were $57.2 million, $54.5 million, and $59.0 million in 2004, 2003, and 2002 respectively.

Development Projects Discontinued in 2004

        We announced in April of 2004 that results from human clinical research studies examining the bioavailability of a variety of oral formulations of ceftriaxone, a broad-spectrum antibiotic, were too variable to confirm therapeutic application of the formulations and did not meet the established threshold of bioavailability. As a result, we discontinued internal investment in the ceftriaxone formulations, known collectively as OCTX.

        We announced in February of 2004 that we had discontinued clinical development of CAB-175, a novel cephalosporin antibiotic, due to observed adverse events in our Phase 1 trial of CAB-175.

Our Intellectual Property Portfolio

        We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications.

        To date, we own or co-own 40 issued U.S. patents, 13 pending U.S. patent applications, 68 issued foreign patents and approximately 141 pending foreign patent applications. We have exclusively licensed rights from Eli Lilly under U.S. patents and foreign patents related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are five issued U.S. patents (U.S. Patent Nos. 6,852,689; 6,468,967; 5,912,226; 4,885,243; and 4,874,843) that cover the drug product, manufacture, and/or administration or use of daptomycin. In addition, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides.

Manufacturing, Distribution and Other Agreements

        In June 2000, we entered into a manufacturing and supply agreement with DSM Capua SpA, or DSM, pursuant to which DSM agreed to manufacture and supply to us bulk drug substance for commercial purposes in accordance with Good Manufacturing Practices, or GMP standards. We currently purchase bulk daptomycin drug substance from DSM, subject to minimum annual quantity requirements.

        In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture and sale of bulk daptomycin drug substance exclusively to us for commercial purposes. In 2004, we filed a supplemental new drug application, or sNDA, for this second bulk product manufacturing facility for additional production of CUBICIN. On February 15, 2005, we received approval from the FDA for commercial production of bulk daptomycin drug substance at this facility. We will purchase bulk drug substance from ACS subject to minimum annual quantity requirements over a seven-year period. We also currently engage ACS to manufacture bulk clinical grade daptomycin drug substance for our clinical trials of CUBICIN.

        In April 2000, we entered into an agreement with Hospira, Inc., or Hospira, formerly the core global hospital products business of Abbott Laboratories. Under this agreement, Hospira currently converts bulk substance into our finished, vialed formulation of CUBICIN. In September 2003, we entered into a packaging services agreement with Cardinal. In September 2004, we entered into an additional services agreement with Cardinal to provide fill/finish as well as packaging services for the finished CUBICIN product. We plan to file an sNDA-CBE 30 (Changes Being Effected in 30 days) by the end of the first quarter of 2005. Assuming no concerns are raised within 30 days of this filing, we will be able to distribute commercial drug from this facility in the second quarter of 2005.

        In June 2003, we entered into a services agreement with Integrated Commercialization Solutions, Inc., or ICS, whereby ICS agreed to exclusively manage our warehousing and inventory program and to distribute finished product to our customers. ICS also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the direct ship model we have employed since the launch of CUBICIN in the U.S.

        In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD has agreed to provide various clinical, laboratory, GMP and other research and testing services.

Competition

        CUBICIN is currently approved in the U.S. for the treatment of cSSSI caused by certain Gram-positive organisms. There are many currently approved antibiotics used to treat these types of infections. The most commonly prescribed antibiotics for susceptible strains of bacteria are: first-generation cephalosporins, such as cefazolin, and semi-synthetic penicillins, such as oxacillin and nafcillin. For the treatment of resistant organisms, the most commonly prescribed treatments are vancomycin and linezolid. All of these antibiotics, except linezolid, which is marketed as Zyvox, are distributed by generic manufacturers at low cost. In addition, there are drug candidates in development, examples of which are Ceftobiprole, Dalbavancin, Televancin and Tigecycline, which, if approved, would compete in the IV antibiotic market.

Government Regulation

Overview

        Our development, manufacture and marketing of pharmaceutical drugs is subject to extensive regulation by numerous governmental agencies within the jurisdictions where we choose to market our products, principally the FDA in the United States, the EMEA for European Union member states and by various country-specific regulatory bodies in other countries. These regulations define not only the form and content of safety and efficacy data regarding a proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures. All of these regulations and required oversight are intended to ensure the efficacy, safety and consistency of pharmaceuticals. The time and expense involved in meeting the requirements to obtain and maintain regulatory approvals are quite substantial.

FDA Process

        Before testing of any compounds with potential therapeutic value in human subjects may begin in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro and in vivo (within a living organism) laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an IND application, and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. Unless the FDA objects to an IND, the

IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

        Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board that considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure, which must be made to participants in the clinical trial.

        Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase 1 clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

        Phase 2 clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

        Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. The Phase 3 clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen.

        All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

        All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in a New Drug Application, or NDA, to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, as may be the case with HepeX-B, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the Food Drug and Cosmetic Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required.

        In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. CUBICIN was granted such a Priority Review after the NDA was submitted in 2002.

        Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like CUBICIN. The law also provides incentives by awarding, in certain circumstances, of non-patent marketing exclusivities to pioneer drug manufacturers. Under the Hatch-Waxman Act, newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity in addition to any patent protection the drug product may have. The Hatch-Waxman Act provides five years of "new chemical entity" (NCE) marketing exclusivity to the first applicant to gain approval of a New Drug Application (NDA) for a product that does not contain an active ingredient found in any other approved product. FDA granted CUBICIN five years of NCE exclusivity, which expires on September 12, 2008. During this five-year period, FDA is prohibited from accepting any Abbreviated New Drug Application (ANDA) for a generic drug. FDA is also prohibited from accepting any NDA during this five-year period where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application. The five-year exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug the same active ingredient, dosage form, route of administration, strength and conditions of use.

        The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain patent information for listing in "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the "Orange Book". ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with FDA for the reference product(s). The applicant must certify that there is no listed patent, that the listed patent has expired, that the ANDA or 505(b)(2) application may be approved upon the date of expiration of the listed patent, or that the patent is invalid or will not be infringed by the marketing of the applicant's product. This last certification is referred to as a "Paragraph IV certification." If a Paragraph IV certification is filed, the ANDA or 505(b)(2) applicant must also provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid or not infringed. If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then FDA may accept the ANDA or 505(b)2) application four years after approval of the NDA. However, if the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of FDA's ability to approve the ANDA or 505(b)(2) application is triggered. FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because parties have failed to cooperate in expediting the litigation.

The EMEA Process

        In the European Union, the EMEA requires approval of a MAA before a pharmaceutical drug is brought to market in EU member states. We worked closely with our partner Chiron in the preparation of the MAA which was submitted for CUBICIN on December 3, 2004.

Other Regulatory Processes

        We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including the laws relating to the oversight activities of the Securities and Exchange Commission and the regulations of the NASDAQ Stock Market, on which our shares are traded. We are also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, environmental regulations, and hazardous substance control.

Our Employees

        As of February 22, 2005, we had approximately 300 full-time employees, approximately 116 of whom were engaged in research and development and approximately 184 of whom were engaged in management, marketing, sales, administration and finance. We consider our employee relations to be good.

Our Executive Officers and Directors

Michael W. Bonney	46	President, Chief Executive Officer and Director
Barry I. Eisenstein, M.D.	56	Senior Vice President, Scientific Affairs
Oliver S. Fetzer, Ph.D., MBA	40	Senior Vice President, Corporate Development, Research and Development
Christopher D.T. Guiffre, J.D., MBA	36	Senior Vice President, General Counsel & Secretary
David W.J. McGirr, MBA	50	Senior Vice President & Chief Financial Officer
Robert J. Perez, MBA	40	Senior Vice President, Commercial Operations
Francis P. Tally, M.D.	64	Senior Vice President and Chief Scientific Officer
Kenneth M. Bate, MBA (1) (3)	54	Director
John K. Clarke, MBA (1) (2)	51	Director
David W. Martin, Jr., M.D. (2)*	64	Lead Director
Walter R. Maupay, Jr., MBA (2) (3)*	66	Director
Martin Rosenberg, Ph.D. (3)	59	Director
J. Matthew Singleton, MBA, CPA (1)*	52	Director
Michael B. Wood, M.D. (2)	61	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Corporate Governance and Nominating Committee

*
Chairman of Committee

        Mr. Bonney has served as our President & Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President & Chief Operating Officer. From 1995 to 2001, he held various positions of increasing responsibility at Biogen, Inc., a biopharmaceutical company, including Vice President, Sales and Marketing from 1999 to 2001. While at Biogen, Mr. Bonney built the commercial infrastructure for the launch of Avonex. Prior to that, Mr. Bonney held various positions of increasing responsibility in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director. Mr. Bonney received a BA in Economics from Bates College. Mr. Bonney is also a director of NPS Pharmaceuticals, Inc., a biopharmaceutical company.

        Dr. Eisenstein has served as our Senior Vice President, Scientific Affairs since July 2004. From January 2003 until July 2004 he served as our Senior Vice President, Research and Development. He joined Cubist from ActivBiotics, Inc., where he served as President, Chief Scientific and Medical Officer throughout the year 2002 and as a member of ActivBiotics' Board of Directors from 1997 to 2003. From 1996 to 2002, he was Vice President, Science and Technology at Beth Israel Deaconess Medical Center, responsible for technology transfer, clinical trials and research, research administration and research operations. From 1992 to 1996, Dr. Eisenstein served as Vice President of Eli Lilly and Company's Lilly Research Laboratories and from 1986 to 1992, Dr. Eisenstein was Chairman of the Department of Microbiology and Immunology at The University of Michigan Medical School. He has also held various academic positions and currently serves as Clinical Professor of Medicine at Harvard Medical School. Dr. Eisenstein received an AB from Kenyon College and his MD from Columbia University College of Physicians and Surgeons.

        Dr. Fetzer has served as our Senior Vice President, Corporate Development, Research and Development since July 2004. From January 2003 to July 2004, he served as our Senior Vice President,

Corporate Development and Chief Business Officer. From July 2002 to January 2003, he served as our Senior Vice President, Business Development. Prior to joining Cubist, he served as Vice President and Director from 2000 to 2002, as Manager from 1997 to 2000, as Project Leader from 1995 to 1997 and as Consultant from 1993 to 1995 at The Boston Consulting Group. While there, he focused on domestic and international strategic issues, predominantly in the healthcare industry, covering all functions of the pharmaceutical value chain. Dr. Fetzer received a B.S. in Biochemistry from the College of Charleston (South Carolina), a Ph.D. in Pharmaceutical Sciences from the Medical University of South Carolina and an MBA from Carnegie Mellon University.

        Mr. Guiffre has served as our Senior Vice President, General Counsel and Secretary since January 2004. He served as our Vice President, General Counsel and Secretary since December 2001. From 1997 to 2001, Mr. Guiffre held various positions of increasing responsibility at Renaissance Worldwide, Inc., a provider of information technology consulting services, including Counsel, Corporate Counsel and Director of Legal Affairs, and Vice President, General Counsel and Clerk. Prior to joining Renaissance Worldwide, he was an Associate at Bingham McCutchen LLP, a national law firm. He received a B.S. in Marketing from Babson College, a JD from Boston College Law School, and an MBA from Boston College Carroll School of Management. Mr. Guiffre is a member of the Massachusetts Bar.

        Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. From 1999 to 2002, Mr. McGirr was the President and Chief Operating Officer of hippo inc, an internet technology, venture-financed company. Mr. McGirr served as a member of hippo's Board of Directors from 1999 to 2003. From 1996 to 1999, he was the President of GAB Robins North America, Inc., serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995, Mr. McGirr served in various positions within S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an MBA from The Wharton School of the University of Pennsylvania.

        Mr. Perez has served as our Senior Vice President, Commercial Operations since July 2004. From August 2003 to July 2004 he served as our Senior Vice President, Sales and Marketing. Prior to joining Cubist, he served as Vice President of Biogen's CNS Business Unit since 2001 and was responsible for leading the U.S. neurology franchise, including Biogen's flagship product Avonex®, along with customer support, medical affairs, reimbursement and training. From 1995 to 2001 he served as a Regional Director, Director of Sales, and Avonex® Commercial Executive at Biogen. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals, ultimately serving as Regional Business Manager, responsible for strategic planning and profitability of a key business unit and managing both national and regional sales managers. Mr. Perez received a BS from California State University, Los Angeles and an MBA from The Anderson School at UCLA.

        Dr. Tally has served as our Senior Vice President and Chief Scientific Officer since January 1997. From March 1995 to January 1997, he served as our Vice President of Research and Development. From 1986 to February 1995, Dr. Tally served as Executive Director of Infectious Disease, Molecular Biology and Natural Products Research at the Lederle Laboratories of American Cyanamid/American Home Products, where he was responsible for worldwide clinical studies for piperacillin/tazobactam, which was registered for sales in Europe in 1992, approved by the FDA in 1993 and marketed as Zosyn. From 1975 to 1986, he served as Senior Physician in Infectious Disease at the New England Medical Center and Associate Professor of Medicine at Tufts Medical Center. Dr. Tally is a director of Therion Biologics Corporation, a biotechnology company. Dr. Tally received his A.B. in Biology from Providence College and an M.D. from George Washington University School of Medicine.

        Mr. Bate has served as one of our directors since June 2003. From July 2003, until January 2005, Mr. Bate served as Executive Vice President, Head of Commercial Operations and Chief Financial Officer of Millennium Pharmaceuticals Inc. From December 2002 to July 2003, Mr. Bate served as Senior Vice President and Chief Financial Officer of Millennium Pharmaceuticals, Inc. Prior to that, he was a founding partner of JSB Partners, LP, a firm providing banking and advisory services to biopharmaceutical and life sciences companies from July 1999 to December 2002. From 1997 to 1999, Mr. Bate served as Senior Managing Director and Chief Executive Officer of MPM Capital, LP, a venture capital company. Mr. Bate served at Biogen, Inc. as Vice President of Sales and Marketing from 1993 to 1996 and as Chief Financial Officer from 1990 to 1993. Mr. Bate received a B.A. in Chemistry from Williams College and an MBA from The Wharton School of the University of Pennsylvania.

        Mr. Clarke has served as one of our directors since our incorporation and as Chairman of the Board of Directors from our incorporation to March 2000. From 1992 to 1994, Mr. Clarke served as our acting President and Chief Executive Officer. Since 1982, he has been a general partner of DSV Management in Princeton, New Jersey, the general partner of DSV Partners IV, a venture capital firm. Mr. Clarke is also the Managing General Partner of Cardinal Partners, a venture capital firm. He is a director of Sirtris Pharmaceuticals, a biotechnology company, Momenta, Inc., a biopharmaceutical company, Visicu, Inc., a healthcare company and Alnylam Pharmaceuticals, Inc., a therapeutics company. Mr. Clarke received his B.A. in Biology and Economics from Harvard College and an MBA from The Wharton School of the University of Pennsylvania.

        Dr. Martin has served as one of our directors since October 1997 and as our lead director since October 2004. Since 2004, he has been the Founder, Chairman, and Chief Executive Officer of AvidBiotics Corporation, a biotech company. In 2003, he was Chairman and Chief Executive Officer of GangaGen, Inc., a biotechnology company. From July 1997 until April 2003, Dr. Martin served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc., a biotechnology company. From 1995 to 1996, Dr. Martin was President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company. During 1994, Dr. Martin served as Senior Vice President of Chiron Corporation, a biopharmaceutical company. From 1991 to 1994, Dr. Martin served as Executive Vice President of DuPont Merck Pharmaceutical Company. From 1983 to 1990, Dr. Martin was Vice President and then Senior Vice President of Research and Development at Genentech, Inc., a biotechnology company. Prior to 1983, Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California San Francisco. Dr. Martin is also a Lead Director of Varian Medical Systems, Inc., a medical equipment and software supplier. Dr. Martin received an M.D. from Duke University.

        Mr. Maupay has served as one of our directors since June 1999. From January 1995 to June 1995, Mr. Maupay served as Group Executive of Calgon Vestal Laboratories, a division of Bristol-Myers Squibb Corporation. From 1988 to 1995, Mr. Maupay served as President of Calgon Vestal Laboratories. From 1984 to 1988, Mr. Maupay served as Vice President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of Life Medical Sciences, Inc., a medical device company, Kensey Nash Corporation, a medical device company, PolyMedica Corporation, a healthcare distribution company, and Triosyn, Inc., an infection control medical device company. Mr. Maupay received his Bachelor of Science in Pharmacy from Temple University and an MBA from Lehigh University.

        Dr. Rosenberg has served as one of our directors since March 2005. Since 2003, Dr. Rosenberg has been the Chief Scientific Officer of Promega Corporation, a biotechnology company. From 2001 to 2003, Dr. Rosenberg served as Vice President, Research and Development of Promega Corporation. From 2000 until 2001, Dr. Rosenberg was Senior Vice President, Anti-Infectives, Drug Discovery at GlaxoSmithKline, a pharmaceutical company. From 1996 until 2000, Dr. Rosenberg was Senior Vice President, Anti-Infectives at SmithKline Beecham Corporation, the predecessor company to GlaxoSmithKline. Prior to 2000, Dr. Rosenberg held a variety of roles of increasing responsibility with

SmithKline Beecham Corporation. Before joining SmithKline Beecham, Dr. Rosenberg spent 10 years at the National Institutes of Health and was a Section Chief at the National Cancer Institute. Dr. Rosenberg is a director of Promega Corporation, Nereus Pharmaceuticals, Inc., a pharmaceutical company, Anacor Pharmaceuticals, a pharmaceutical company, and Scarab Genomics, a biotechnology company. Dr. Rosenberg received a B.A. degree from the University of Rochester and a Ph.D. from Purdue University.

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

        Dr. Wood has served as one of our directors since March 2005. Dr. Wood is currently an Orthopedic Surgeon and retired President-emeritus of the Mayo Foundation and Professor of Orthopedic Surgery, Mayo Clinic School of Medicine. He was previously Chief Executive Officer of the Mayo Foundation from 1999 until 2003. Prior to 1999, Dr. Wood held a variety of roles within the Mayo Clinic. Dr. Wood is a director of Steris Corporation, a medical sterilization company, Assistive Technology Group, Inc., a rehabilitation and durable medical equipment company, and Visionshare, Inc., a software company. Dr. Wood received a B.A. degree from Franklin and Marshall College, an M.D., C.M. degree from McGill University and an M.S. degree from the University of Minnesota.

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

  Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not be widely accepted by physicians, patients, third-party payors, or the medical community in general.

        We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that in the near term our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its acceptance by the medical community. CUBICIN was approved by the FDA in September 2003 and launched in the United States in November 2003. Because of the recent introduction of CUBICIN, we have limited experience as to the sales of this product. We cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market. CUBICIN competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of CUBICIN depends on a number of factors, including:

  •
  the demonstration of the clinical efficacy and safety of CUBICIN;

  •
  the advantages and disadvantages of CUBICIN compared to alternative therapies;

  •
  our ability to educate the medical community about the safety and effectiveness of CUBICIN;

  •
  the reimbursement policies of government and third-party payors; and

  •
  the market price of CUBICIN.

        We cannot be sure that physicians, patients, third-party payors, or the medical community in general will continue to accept and utilize CUBICIN. Even if the medical community accepts that CUBICIN is safe and efficacious for its approved indication, physicians may choose to restrict the use of CUBICIN due to antibiotic resistance concerns.

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we do not obtain approval to market CUBICIN for additional therapeutic uses or fulfill certain post-approval requirements of the FDA relating to CUBICIN.

        The FDA granted approval for CUBICIN for the treatment of cSSSI in the United States. In order to implement our business plan for CUBICIN, we will need to obtain regulatory approval for additional indications and from foreign regulatory authorities. To do so, we will need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of CUBICIN, our revenues may not grow as expected and our business and operating results will be harmed.

        In addition, the FDA approval to market CUBICIN in the United States requires that we conduct a post-marketing clinical study to assess the safety, efficacy and pharmacokinetics of CUBICIN in renal impairment patients with cSSSI. Clinical sites began screening for eligible subjects for this study in February 2005. Our business would be seriously harmed if we do not complete this study and the FDA revokes its marketing approval for CUBICIN.

We will need to obtain regulatory approvals for our other drug candidates, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts will be limited by any failure to obtain these approvals.

        The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization, and, to date, we have not obtained government approval for any drug product other than CUBICIN for the indication of cSSSI in the United States. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate.

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

        Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals.

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

        Furthermore, there are a number of additional factors that may cause delays in our clinical trials. We have limited experience in conducting pre-clinical testing or clinical trials. We currently have one product candidate, HepeX-B, in clinical development, and CUBICIN is being studied in additional clinical trials. The rate of completion of our clinical trials is also dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. For example, our ongoing clinical trial to determine the safety and efficacy of using CUBICIN to treat infective endocarditis and for complicated bacteremia, for which we have now completed enrollment, experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

  •
  inability to manufacture sufficient quantities of materials for use in clinical trials;

  •
  inability to adequately follow patients after treatment;

  •
  the failure of third-party clinical trial managers to perform their oversight of the trials;

  •
  the failure of our clinical investigational sites and related facilities and records to be in compliance with the FDA's Good Clinical Practices; or

  •
  inability to enroll study subjects.

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

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing or licensing on an exclusive basis technologies and drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may have or develop, which could render our technology obsolete and noncompetitive.

        The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd., and others, Zyvox, marketed by Pfizer, Inc., and Synercid, marketed by King Pharmaceuticals, Inc. These products have established safety and efficacy profiles. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. Accordingly, if price competition inhibits the acceptance of CUBICIN or if the reluctance of physicians to switch from existing drugs to CUBICIN inhibits the acceptance of CUBICIN, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development, including drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

We are completely dependent on third parties to manufacture CUBICIN, and our commercialization of CUBICIN could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of CUBICIN or fail to do so at acceptable prices.

        We do not have the capability to manufacture our own CUBICIN bulk drug substance. We have entered into manufacturing and supply agreements with both DSM and ACS to manufacture and supply to us CUBICIN drug substance for commercial purposes. ACS was not approved by the FDA to produce commercial supply of CUBICIN drug substance until February 2005. Therefore, our supply to date of CUBICIN drug substance has come from one supplier, DSM. We currently anticipate that ACS will begin manufacturing CUBICIN drug substance for commercial sale in the first half of 2005. Therefore, we will continue to depend entirely on one company, DSM, to manufacture CUBICIN drug substance for commercial sale until that time.

        We do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira and Cardinal to manufacture and supply to us finished drug product. However, only Hospira is currently capable of manufacturing finished product for commercial sale, and we do not expect that Cardinal will be capable of manufacturing finished product for commercial sale until the second quarter of 2005. Therefore, we anticipate that we will continue to depend entirely on one company, Hospira, to manufacture clinical grade vialed formulations of CUBICIN and to manufacture and supply final vialed CUBICIN commercial drug product until that time.

        If Cardinal is unable to obtain or is delayed in obtaining regulatory approval necessary for the fill/finish of CUBICIN, we could experience significant interruptions in the supply of CUBICIN. Because both the DSM and ACS manufacturing facilities are located in Italy, we may also experience interruption or significant delay in the supply of CUBICIN drug substance due to natural disasters, acts of war or terrorism, labor unrest or political instability in Italy. In addition, given our current fill schedule with Hospira, if Cardinal is not approved by the third quarter of 2005, we believe it will be necessary to obtain additional filling runs from Hospira in order to meet our expected demand for 2005.

        If we are required to transfer manufacturing processes from our bulk or finished drug product manufacturers to other third-party manufacturers, we would be required to satisfy various additional regulatory requirements, and we could experience significant interruptions in the supply of CUBICIN.

        We cannot guarantee that we will be able to reduce the costs of commercial scale manufacturing of CUBICIN over time. If the manufacturing costs of CUBICIN are too high, it may significantly delay or prevent Cubist from achieving profitability. In order to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make filings with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have collaborative relationships that may expose us to a number of risks.

        We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. On October 3, 2003, we announced an international commercialization agreement with Chiron to seek regulatory approvals and commercialize CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us.

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

  •
  disagreements with collaborators, including disagreements over proprietary rights, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive; and

  •
  some of our collaborative partners might develop independently, or with others, drug products that could compete with ours.

        Collaborative arrangements with third parties are a critical part of our business strategy, and any inability on our part to be able to establish collaborations on terms favorable to us or to work successfully with our collaborators will have an adverse effect on our operations and financial performance.

We depend on third parties in the conduct of our clinical trials for CUBICIN and expect to do so with respect to other drug candidates and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

        We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our clinical trials for CUBICIN and expect to do so with respect to other drug candidates. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of CUBICIN and future drug candidates.

If we are unable to continue to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing CUBICIN.

        Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. Our U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in selling and marketing CUBICIN on our own in the United States. Even if we obtain approval to market CUBICIN in one or more of the countries in which we intend to commercialize CUBICIN pursuant to our collaboration agreement with Chiron or our other current or future collaborations, we cannot guarantee that we will be successful in marketing CUBICIN in international markets.

We have incurred substantial losses in the past and expect to incur additional losses over the next several years.

        Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $76.5 million for the twelve months ended December 31, 2004, and had an accumulated deficit of $452.0 million at December 31, 2004. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

        We expect to incur significant additional operating losses for the foreseeable future related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline.

We may require additional funds.

        Currently, we are not a self-sustaining business, and certain economic and strategic factors may require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations, milestone payments under our collaborative arrangements and capital requirements under our current business plan at least through 2006. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN and expand our infrastructure and research and development activities. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us.

        We may seek additional funding through public or private financing or other arrangements with collaborative partners. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

        Our annual debt service obligations on our 5 1/2% subordinated convertible notes due in 2008 are approximately $9.1 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, we will not be able to execute our current business plan successfully.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of CUBICIN, our other drug candidates and our research technologies.

        Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. We consider that in the aggregate our unpatented proprietary technology, patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing, both in the United States and other important markets outside the United States. Our patent position is highly uncertain and involves complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies' patents. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

        The primary composition of matter patent covering CUBICIN in the United States has expired. We own or have licensed a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted with respect to any of our pending patent applications for CUBICIN, our other drug candidates, or our research technologies, or with respect to any patent applications filed by us in the future; nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting CUBICIN, our other drug candidates or our other technology.

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

        If our collaborative partners or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection of our intellectual property, thereby easing our competitors' ability to compete with us in such countries.

        We may engage in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements.

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

        Our trademarks, CUBICIN, Cubist, and HepeX-B (licensed from XTL Biopharmaceuticals, Ltd.) in the aggregate are considered to be material to our business. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. We cannot assure you that the trademark protection that we have pursued or will pursue in the future will afford us significant commercial protection.

Third-party patent and intellectual property rights may interfere with our ability to commercialize drug products and research technologies.

        Because the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions, there can be no assurance that the patents owned and licensed by us, or any future patents, will ensure that others will not be issued patents that may prevent the sale of our drug products or require licensing and the payment of significant fees or royalties. Moreover, to the extent that any of our drug products or methods infringe the patents of a third party, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed in those patents, we will be adversely affected. Patent disputes are frequent and can preclude the commercialization of products. If our drug candidates, drug products, or processes are found to infringe the patents of others or are found to impermissibly utilize the intellectual property of others, our development, manufacture and sale of our infringing drug candidates or drug products could be severely restricted or prohibited. We may be unable to avoid infringement of a third-party patent and may have to obtain a license, defend an infringement action, or challenge the validity of a patent in a court of law or agency of competent jurisdiction. A license may be unavailable on terms and conditions acceptable to us, if at all. Intellectual property litigation can be expensive and time-consuming, and we may be unable to prevail in any such litigation or devote sufficient resources to pursue such litigation. If we do not obtain an appropriate license, if we are found liable for patent infringement or trade secret misappropriation, or if we are not able to have such patents declared invalid and/or unenforceable, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, and/or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

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

        Our drug product, CUBICIN, and our other current and former drug candidates are the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to in-license additional desirable drug candidates on acceptable terms, or at all, or that we will be successful in developing them. For example in February 2004, we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH, and in April 2004, we discontinued, as a result of data from human clinical research studies, clinical development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah. Our failure to develop or in-license new drug candidates on acceptable terms would have a material adverse effect on our business, operating results and financial condition.

A variety of risks associated with our international business relationships could materially adversely affect our business.

        We have manufacturing, collaborative and clinical trial relationships outside the United States, and we expect

        CUBICIN to be marketed worldwide. Consequently, we are, and will continue to be, subject to additional risks related to operating in foreign countries. Associated risks of conducting operations in foreign countries include:

  •
  differing regulatory requirements for drug approvals in foreign countries;

  •
  the potential for so-called parallel importing;

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements;

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets;

  •
  compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

  •
  foreign taxes, including withholding of payroll taxes;

  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business or operating a subsidiary in another country;

  •
  workforce uncertainty in countries where labor unrest is more common than in the United States;

  •
  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

  •
  business interruptions resulting from geo-political actions, including war and terrorism.

        These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

If we are not successful in our management transition or in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

        Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries, depends in large part upon our ability to attract and retain highly qualified managerial personnel. We historically have been highly dependent on our senior management and scientific team. On June 10, 2003, Michael W. Bonney became our Chief Executive Officer after having served as our President and Chief Operating Officer since 2002. Mr. Bonney has not previously served as the chief executive officer of a publicly traded corporation. Six of our seven executive officers, including Mr. Bonney, have joined us since December 2001. In addition, we have hired several other key members of our management team since June 2002. As a result, our management team has only worked together for a limited period of time. Our future success depends on a successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled management team members. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results.

We may undertake additional strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to attain or maintain profitability.

        Although we have limited experience in acquiring businesses and have completed only one business acquisition since our inception, we may acquire additional businesses that complement or augment our existing business. If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization. Integrating any newly acquired businesses or technologies could be expensive and time-consuming, resulting in the diversion of resources from our current business. We may not be able to integrate any acquired business successfully. We cannot assure you that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

  Risks Related to Our Industry

Our products will be subject to ongoing regulatory review.

        Regulatory approvals can be conditioned on certain factors that may delay the marketing of drug products and increase the cost of developing, manufacturing, or marketing drug products. Our company, our drug products and the manufacturing facilities for our drug products are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with post-approval regulatory requirements, including GMP regulations, adverse event reporting and other requirements. In addition, if there are any modifications to a drug product, further regulatory approval will be required. Failure to comply with manufacturing and other post-approval regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

We could incur substantial costs resulting from product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the future. While we currently maintain product liability insurance coverage that we believe is adequate for our current operations, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

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

        The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include:

  •
  We or our collaborators may initiate litigation or other proceedings against third parties to enforce our patent rights;

  •
  We or our collaborators may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or processes do not infringe such third parties' patents;

  •
  If our competitors file patent applications that claim technology also claimed by us, we or our collaborators may participate in interference or opposition proceedings to determine the priority of invention;

  •
  If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; or

  •
  If third parties initiate litigation claiming that our brand names infringe their trademarks, we and our collaborators will need to defend against such proceedings.

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

        Acceptable levels of reimbursement for costs of developing and manufacturing of drug products and treatments related to those drug products by government authorities, private health insurers and other organizations, such as HMOs, will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drugs and drug candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drug products we may develop or, if already available, will not be decreased in the future. The U.S. Congress recently enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborative partners to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

        Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the United States certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborative partners.

Our corporate compliance program cannot ensure that we are in compliance with all applicable "fraud and abuse" laws and regulations, and a failure to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

        Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care "fraud and abuse" laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from future lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

        Our research and development involves the controlled use of hazardous materials, chemicals, viruses, bacteria and various radioactive compounds. We are subject to numerous environmental and safety laws and regulations. We are subject to periodic inspections for possible violations of any environmental or safety law or regulation. Any violation of, and the cost of compliance with, the regulations could adversely effect our operations. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or a determination of non-compliance, we could be held liable for significant damages or fines.

  Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and your investment in our stock could decline in value.

        The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  •
  failure to meet any revenue projections made by us or securities analysts;

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates by securities analysts;

  •
  failure of third party reporters of sales data to accurately report our sales figures;

  •
  adverse results or delays in clinical trials;

  •
  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

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

An adverse outcome of the SEC's investigation into trading in our common stock around the time we disclosed information about the results of our Community Acquired Pneumonia trial could cause our stock price to decline.

        In May 2004, the staff of the SEC advised our former Chairman and us that it was considering whether our former Chairman or we had a duty under the anti-fraud provisions of the federal securities laws to disclose information about the results of our Community Acquired Pneumonia trial, or CAP trial, prior to our January 16, 2002 press release. Prior to being notified in May 2004 that the SEC had decided to investigate the Company, we had been aware that the staff of the SEC had been conducting a formal investigation captioned "In the Matter of Trading in the Securities of Cubist Pharmaceuticals, Inc." We had understood that the investigation was regarding whether there had been any trading in shares of our common stock while certain individuals were in possession of material nonpublic information about the results of the CAP trial. We had discussions, which were completed last year, with the Nasdaq National Market in connection with a 2002 NASD Regulation inquiry into trading in advance of the January 16, 2002 press release. The SEC filed a civil enforcement action against the wife of our former Chairman, her brother and her brother's neighbor on January 12, 2005. This action alleges that the wife of our former Chairman transmitted material non-public information about the results of the CAP trial to her brother, and her brother transmitted this information to his neighbor prior to our press release of January 16, 2002. Neither the Company nor our former Chairman was named as a defendant in the SEC's action.

        We cannot predict what action, if any, the SEC staff may finally recommend. If the investigation results in a determination that we have failed to properly disclose information relating to the results of our CAP trial, we could be subject to class action lawsuits and derivative actions, substantial fines or penalties and other sanctions, which may adversely affect our stock price and our ability to raise capital. In addition, if the SEC institutes any other proceedings as a result of its investigation, our stock price may decline, even if we are not specifically named as a party to any of these proceedings.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

        The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. In future years our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the Nasdaq National Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock.

If our officers, directors and certain stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their best interests and not necessarily those of other stockholders.

        As of January 1, 2005, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 41% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

WHERE YOU CAN FIND MORE INFORMATION

        We are subject to the information and reporting requirements of the Securities Exchange Act, under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Section of the SEC, 450 Fifth Street, N.W. Washington, D.C. 20549, or on the Internet at http: www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Section of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. These reports, proxy and information statements and other information may also be inspected at the offices of the Nasdaq Stock Market, 1735 K Street, N.W., Washington, D.C. 20006.

        Financial and other information about Cubist is available on our website (http://www.cubist.com). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any Cubist shareholder upon request in writing to "Investor Relations, Cubist Pharmaceuticals, Inc., 65 Hayden Ave., Lexington, MA 02421."

ITEM 2.    PROPERTIES

        Our headquarters are located at 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 88,000 square feet of commercial and laboratory space and twelve acres of land. We financed the purchase of the building by issuing $39.0 million of senior convertible notes and granting a mortgage in favor of the noteholders. As of December 31, 2004, the outstanding balance of these notes was repaid. In January 2004, we entered into a lease for approximately 15,000 square feet of office and data center space at 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in July 2009.

        We lease approximately 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008. We have subleased this space for a term that coincides with the September 2008 lease expiration. We also lease an additional 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased this space through October 2010.

        Our U.K. subsidiary leased 18,000 square feet of commercial office and laboratory space in Slough, England pursuant to a lease that terminated on August 31, 2004. In February 2002, our U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England, commencing in February 2003 for a term of fifteen years. In the third quarter of 2003, we decided that we would not occupy the additional space. We signed an agreement in January 2004 with the landlord to terminate this lease for £7.5 million ($13.3 million) that was paid in two lump sum payments in January and September 2004.

ITEM 3.    LEGAL PROCEEDINGS

        As previously reported in the Company's Quarterly Report on Form 10-Q on August 6, 2004, in May 2004, the Staff of the Boston Office of the SEC informed us that it was considering whether the Company or its former Chairman had a duty under the federal securities laws to disclose information about the results of the Company's Community Acquired Pneumonia trial, or CAP trial, prior to the Company's January 16, 2002 press release regarding the results of the CAP trial.

        We had discussions, which were completed last year, with the Nasdaq National Market in connection with a 2002 NASD Regulation inquiry into trading in advance of the January 16, 2002 press release. The SEC filed a civil enforcement action against the wife of our former Chairman, her brother and her brother's neighbor on January 12, 2005. This action alleges that the wife of our former Chairman transmitted material non-public information about the results of the CAP trial to her brother, and her brother transmitted this information to his neighbor prior to our press release of January 16, 2002. Neither the Company nor our former Chairman was named as a defendant in the SEC's action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is included under Item 12 of Part III of this Annual Report on Form 10-K.

Market Information

        Cubist's common stock is traded on the Nasdaq National Market under the symbol "CBST." The following table shows the high and low sales price for Cubist's common stock as reported by the Nasdaq National Market for each quarter in the years ended December 31, 2004 and 2003.

	Common Stock Price
	2004		2003
	High	Low	High	Low
First Quarter	$16.07	$8.39	$8.23	$6.02
Second Quarter	$11.60	$9.15	$13.10	$7.41
Third Quarter	$11.47	$7.71	$14.75	$9.86
Fourth Quarter	$13.00	$9.30	$13.12	$10.19

Holders

        As of February 28, 2005, Cubist had 290 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Statement of Operations Data:
Product revenues, net	$58,559	$1,673	$—	$—	$—
License fee revenues	8,268	1,517	7,515	11,200	100
Collaborative agreement and other revenues	1,244	526	3,971	3,188	2,155
Related party collaborative agreement revenues	—	—	—	—	2,968

Total revenues	68,071	3,716	11,486	14,388	5,223
Costs and expenses:
Cost of product revenue	20,249	816	—	—	—
Research and development	57,182	54,505	59,012	63,686	44,638
Sales & marketing	35,019	21,090	8,703	—	—
General and administrative	20,234	29,978	17,471	21,827	12,113

Total costs and expenses	132,684	106,389	85,186	85,513	56,751
Interest income	1,767	2,182	5,199	6,922	8,464
Interest expense	(13,607)	(13,601)	(13,796)	(5,739)	(2,314)
Other income (expense)	(59)	(911)	(115)	54	578
Income tax benefit related to Canadian operations	—	—	—	34	499

Net loss	$(76,512)	$(115,003)	$(82,412)	$(69,854)	$(44,301)

Basic and diluted net loss per common share	$(1.86)	$(3.61)	$(2.89)	$(2.49)	$(1.68)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	41,228,275	31,872,555	28,515,435	28,088,435	26,414,826
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$128,417	$142,429	$151,220	$243,135	$139,783
Working capital	93,703	90,530	131,268	158,012	110,146
Total assets	215,908	222,558	221,522	314,834	193,370
Total debt	165,000	197,500	210,033	211,914	44,950
Total long-term liabilities	165,778	200,644	210,522	213,007	46,075
Stockholders' equity (deficit)	20,846	(18,216)	(6,900)	69,501	133,020
Dividends	—	—	—	—	—

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

Overview

        Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs. We have one marketed product, CUBICIN that was approved in the United States for the treatment of cSSSI in September of 2003. We launched CUBICIN in November 2003, and recognized net product sales of $1.7 million and $58.6 million in 2003 and 2004, respectively. In the first quarter of 2005, we hired 24 additional sales people in order to expand our target market. In 2004, we continued to sell CUBICIN in accordance with our drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users. We also maintain agreements with third parties to perform various supply chain activities, including: manufacturing and supplying CUBICIN bulk drug substance; converting CUBICIN bulk drug substance into its finished, vialed and packaged formulation; managing warehousing and distribution of CUBICIN to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

        Our focus in 2004 was to successfully launch CUBICIN and to direct our expenses towards the items that support the successful launch of CUBICIN in the United States. These items include costs of goods sold, sales and marketing and research and development costs associated with completing the Phase 3 study of CUBICIN for the treatment of infective endocarditis and complicated bacteremia caused by S. aureus. We worked closely with Chiron Corporation under our October 2003 license agreement for the development and commercialization of CUBICIN in additional significant markets and announced in December 2004 that Chiron had submitted a MAA to the EMEA and the EMEA had accepted the MAA under the European Union's Centralized Procedure for approval to market CUBICIN. We continued our efforts in 2004 to reduce our debt balance by repaying the outstanding principal and interest on our Citizen's term loan and the remaining $29.0 million of our senior 8 1/2% convertible notes with John Hancock Life Insurance Company. We completed the process started in 2003 to consolidate our discovery activities in the U.S. and relocated our fermentation pilot plant from our former U.K. operations to our Lexington, MA facility. As part of the relocation of the plant, we upgraded it to a state-of-the-art facility. This fermentation pilot plant allows us to fine tune various aspects of the manufacturing process and assists with research efforts under our drug discovery research program.

        Our pipeline includes HepeX-B and research efforts focused on novel members of the lipopeptide class of molecules as well as our natural products program. In 2004, we discontinued clinical development of CAB-175 and OCTX.

        We have incurred net losses since our inception, principally as a result of research and development efforts, pre-clinical testing and clinical trials. As of December 31, 2004, we had an accumulated deficit of $452.0 million. We expect to incur losses for the foreseeable future as we continue our investments in sales and marketing activities related to CUBICIN as well as research and development for other drug products with potential commercial viability.

Results of Operations

Years Ended December 31, 2004 and 2003

Revenues

        The following table sets forth 2004 and 2003 revenues together with the percentage change in revenues from year to year:

	December 31
			% Change
	2004	2003
	(in millions)
Product revenues, net	$58.6	$1.7	3347%
License fee revenues	8.3	1.5	453%
Collaborative agreement and other revenues	1.2	0.5	140%

Total revenues	$68.1	$3.7	1741%

Product Revenues, net

        Net sales of CUBICIN were $58.6 million and $1.7 million in 2004 and 2003, respectively. Gross sales of CUBICIN totaled $60.6 million and $1.8 million for the years ended December 31, 2004 and 2003, respectively, and are net of $2.0 million and $0.1 million of allowances for sales returns, Medicaid rebates, chargebacks and prompt-pay discounts. We currently do not allow wholesalers to stock CUBICIN. We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product. If we discontinue the drop ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel.

License Fee Revenues

        Total license fee revenues in the year ended December 31, 2004 were $8.3 million as compared to $1.5 million in the year ended December 31, 2003, an increase of $6.8 million or 453%. The increase in our license revenues from 2004 to 2003 primarily relates to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement of two years. Revenue of $5.7 million was recognized under this agreement during the year ended December 31, 2004 as compared to $1.4 million for the year ended December 31, 2003. We currently expect to recognize $4.2 million of the up-front fee as revenue in 2005 assuming no change in our estimated development period. Also included in license fee revenues for the year ended December 31, 2004 is $2.5 million of revenue, which was previously deferred, related to our 1999 cross license agreement with Diversa Corporation, or Diversa. Under the agreement, Diversa paid an up-front license fee and pays annual license maintenance fees, until the licensed patents expire. We were required to repay the up-front license fee if, prior to November 18, 2004, we merged with or were acquired by a company whose primary business, prior to November 18, 1999, was related to molecular breeding involving in vitro DNA shuffling. Accordingly, the entire upfront licensing fee was recorded as deferred revenue and was taken into revenue upon the expiration of the repayment provision in November 2004.

Collaborative Agreement and Other Revenues

        Total collaborative agreement and other revenues in the year ended December 31, 2004 were $1.2 million as compared to $0.5 million in the year ended December 31, 2003, an increase of $0.7 million or 140%. The increase in our collaborative agreement and other revenues from 2003 to 2004 primarily relates to (i)  $0.9 million of Small Business Innovation Research grants, or SBIR grants, recognized in 2004 versus $0.3 million recognized in 2003; (ii) $0.2 million of revenue recognized in 2004 related to funded development from Chiron versus no revenue recognized in 2003, and (iii) $0.1 million in grant revenue related to our U.K. subsidiary versus no revenue in 2003. These increases were offset by a decrease of $0.2 million in collaborative agreement and other revenues from 2003 to 2004 related to the completion in February 2003 of our research collaboration agreement with Novartis under which we recognized $0.2 million of revenue in 2003 versus no revenue in 2004.

Operating Expenses

        The following table sets forth 2004 and 2003 operating expenses together with the percentage change in operating expenses from year to year:

	December 31,
			% Change
	2004	2003
	(in millions)
Cost of product revenues	$20.3	$0.8	2438%
Research and development	57.2	54.5	5%
Sales and marketing	35.0	21.1	66%
General and administrative	20.2	30.0	–33%

Total operating expense	$132.7	$106.4	25%

Cost of Product Revenues

        Cost of product revenues were $20.3 million and $0.8 million in the year ended December 31, 2004 and 2003, respectively. Our gross margin for 2004 was 65.4% as compared to 51.2% for 2003, primarily due to increased volume. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. As our production volumes increase there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.

Research and Development Expense

        Total research and development expense in the year ended December 31, 2004 was $57.2 million as compared to $54.5 million in the year ended December 31, 2003, an increase of $2.7 million or 5%. The increase from 2003 to 2004 is primarily related to (i) costs of $5.1 million associated with the research and development of HepeX-B which was in-licensed in June of 2004; (ii) an increase of $2.7 million in salaries, benefits and other employee related expenses; (iii) an increase of $2.1 million in clinical studies related to additional indications for CUBICIN; and (iv) $2.1 million of expenses associated with the process of getting a second CUBICIN bulk drug substance manufacturer and a second fill-finish site up and running for CUBICIN. These increases were offset by decreases of (i) $4.1 million in costs related to the CAB-175 and OCTX programs which were discontinued in 2004; (ii) $3.2 million of costs associated with getting the first CUBICIN bulk drug manufacturer up and running in 2003; and (iii) $1.8 million of facility-related expenses primarily related to the closure of the U.K. facility in 2003.

        In March 2004, we finalized the total number of employees that would relocate to the U.S. from our U.K. facility. The total severance and outplacement costs for employees who did not relocate to the

U.S. and were terminated prior to or upon the August 31, 2004 closing of the U.K. facility was £786,000 ($1.5 million). In accordance with Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146, this charge was taken ratably through the employees' actual termination dates. Expense of $1.5 million was recorded for the year ended December 31, 2004.

        Although we will no longer incur costs related to the development of CAB-175 or OCTX, we expect to continue incurring substantial research and development expenses related to: i) Phase 3b and Phase 4 clinical trials for CUBICIN; ii) preclinical and clinical testing of other products under development, such as HepeX-B and potential compounds under our discovery research program; iii) manufacturing and formulation development costs related to HepeX-B; iv) regulatory matters; v) medical affairs activities; and vi) costs associated with the validation and qualification of a second fill-finish facility with Cardinal, where they will provide fill-finish and packaging services for finished CUBICIN product.

Sales and Marketing Expense

        Sales and marketing expense in the year ended December 31, 2004 was $35.0 million as compared to $21.1 million in the year ended December 31, 2003, an increase of $13.9 million or 66%. The increase in sales and marketing expenses is primarily related to an increase of $11.5 million in salaries, benefits, travel and other employee related expenses due to having a fully staffed CUBICIN sales and marketing group in place for all of 2004 as well as an increase of $2.3 million in marketing and promotional programs for CUBICIN. Selling and marketing expenses are expected to increase in the foreseeable future as we continue our commercialization efforts related to CUBICIN in the U.S. and expand our sales force by 24 people in the first quarter of 2005.

General and Administrative Expense

        General and administrative expense in the year ended December 31, 2004, was $20.2 million as compared to $30.0 million in the year ended December 31, 2003, a decrease of $9.8 million or 33%. The decrease primarily relates to the lease termination charges of $12.9 million recorded in 2003 related to our former U.K. facility. In February 2002, our U.K. subsidiary entered into a binding letter of intent to lease approximately 30,000 square feet of additional space in Slough, England, commencing in February 2003 for a term of fifteen years. In the third quarter of 2003 we decided that we would not occupy the additional space. In accordance with SFAS 146 an expense of $12.9 million was recorded for the year ended December 31, 2003 based on the execution of an agreement in January 2004 to buy out of the lease for £7.5 million payable in two lump sum payments in January and September 2004. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The $12.9 million included $12.4 million of lease termination costs, a $1.2 million write off of construction -in -progress costs, $0.1 million in other tenant-related costs, and an elimination of the deferred rent liability of $0.8 million related to the facility's lease term. We made the first payment of £5.5 million ($9.8 million) in January 2004 and the final payment of £2.0 million ($3.5 million) in September 2004 under the lease termination agreement.

        This decrease was offset by a $2.2 million patent impairment charge recorded in the fourth quarter of 2004 as well as a $0.6 million increase in professional services fees. The patent impairment was determined as a result of the most recent assessment of future revenue streams related to the patent. We estimated that the discounted future cash flows from the patent, unrelated to our CUBICIN product, was less than its carrying value, resulting in the $2.2 million impairment charge.

Other Expense, net

        The following table sets forth 2004 and 2003 other expenses together with the percentage change in other expenses from year to year:

	December 31,
			% Change
	2004	2003
	(in millions)
Interest income	$1.8	$2.2	–18%
Interest expense	(13.6)	(13.6)	0%
Other expense	(0.1)	(0.9)	–89%

Total other expense, net	$(11.9)	$(12.3)	–3%

Interest Income and Expense

        Interest income in the year ended December 31, 2004 was $1.8 million as compared to $2.2 million in the year ended December 31, 2003, a decrease of $0.4 million or 18%. The decrease in interest income was due to a lower average cash balance throughout 2004 as compared to 2003.

        Interest expense was $13.6 million in the years ended December 31, 2004 and 2003. Interest expense related to our $165.0 million 5 1/2% subordinated convertible notes was approximately $9.1 million for both years ended December 31, 2004 and 2003. Interest expense related to our 8 1/2% senior convertible notes was approximately $3.2 million in 2004 and $3.3 million in 2003, a decrease of $0.1 million or 3%. This decrease was due to the $10.0 million pay down of debt in December 2003, offset by a three percent prepayment penalty of $0.9 million due to the payoff of the remaining $29.0 million balance of these notes in December 2004. We also repaid the outstanding principal and interest of $2.0 million on our Citizen's term loan in October 2004. Included in interest expense for the years ended December 31, 2004 and 2003 is $1.2 million and $1.0 million of interest expense related to the amortization of debt issuance costs. Our remaining debt obligation as of December 31, 2004 relates to our $165.0 million 5 1/2% subordinated convertible notes due in 2008. We expect our interest expense to decrease in 2005 as compared to 2004 due to the reduction in our debt balance.

Other Expense

        Other expense in the year ended December 31, 2004 was $0.1 million as compared to $0.9 million in the year ended December 31, 2003, a decrease of $0.8 million or 89%. The decrease in other expense from 2003 to 2004 is due to foreign exchange translation losses of $0.8 million recorded in 2003 primarily related to the remeasurement of the Slough lease termination accrual that was denominated in British pounds. This liability was repaid in 2004.

Years Ended December 31, 2003 and 2002

Revenues

        The following table sets forth 2003 and 2002 revenues together with the percentage change in revenues from year to year:

	December 31,
			% Change
	2003	2002
	(in millions)
Product revenues, net	$1.7	$—	N/A
License fee revenues	1.5	7.5	–80%
Collaborative agreement and other revenues	0.5	4.0	–88%

Total revenues	$3.7	$11.5	–68%

Product Revenues, net

        We began shipping CUBICIN in November 2003. Net sales of CUBICIN were $1.7 million in 2003 and accounted for all of the 2003 product sales. Gross sales of CUBICIN totaled $1.8 million for 2003 and are net of $126,000 of allowances for sales returns, Medicaid rebates, chargebacks and prompt-pay discounts. In order to prevent a one-time loading of product upon launch, we did not allow wholesalers to stock CUBICIN.

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

Collaborative Agreement and Other Revenues

        Total collaborative agreement and other revenues in the year-ended December 31, 2003 were $0.5 million as compared to $4.0 million in the year-ended December 31, 2002, a decrease of $3.5 million or 88%. The decrease in our collaborative agreement and other revenues from 2002 to 2003 primarily relates to our completion in February 2003 of our research collaboration agreement with Novartis under which we recognized $248,000 of revenue in 2003 as compared to $3.0 million of revenue in 2002, as well as a decrease in SBIR grants received in 2003 versus 2002.

Operating Expenses

        The following table sets forth 2003 and 2002 operating expenses together with the percentage change in operating expenses from year to year:

	December 31,
			% Change
	2003	2002
	(in millions)
Cost of product revenues	$0.8	$—	N/A
Research and development	54.5	59.0	–8%
Sales and marketing	21.1	8.7	143%
General and administrative	30.0	17.5	71%

Total operating expense	$106.4	$85.2	25%

Cost of Product Revenues

        Cost of product revenues were $816,000 in 2003 as compared with no cost of product revenues in 2002 as CUBICIN was launched in November 2003. Our gross margin for 2003 was 51.2%.

Research and Development Expense

        Total research and development expense in the year ended December 31, 2003, was $54.5 million compared to $59.0 million in the year ended December 31, 2002, a decrease of $4.5 million or 8%. The decrease from 2002 to 2003 primarily related to a decrease of $2.4 million in clinical study costs related to CUBICIN development that were incurred in 2002 and not in 2003, decrease in license fee expense of $3.6 million, and a decrease in lab services and supplies of $1.7 million partially offset by (i) $1.5 million of costs related to the development of the manufacturing process for CUBICIN and (ii) $1.5 million of milestone expense to Sandoz for completion of a CAB-175 dosing study in humans. During 2002, based upon current information received from each Contract Research Organization, or CRO, we reversed previously recorded accrued clinical trial expense of $3.3 million by crediting Research and Development expense. The accruals established for these clinical trials were based upon information received from each CRO and represented our best estimate of services provided but not yet invoiced by the CROs. We did not pay out any amounts related to the reversed expense, and in fact, received reimbursement from one CRO of approximately $0.6 million of previously paid amounts. Our research and development costs primarily consist of salaries, benefits and other head count related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs and the development of a manufacturing process for CUBICIN.

Sales and Marketing Expense

        Sales and marketing expenses in the year ended December 31, 2003 were $21.1 million compared to $8.7 million in the year ended December 31, 2002, an increase of $12.4 million or 143%. The increase in sales and marketing expenses relates to an increase of $6.3 million in salary and benefits expense primarily due to the addition of 82 employees for our CUBICIN sales force; and $3.3 million in costs for advertising, promotions and medical education related to the CUBICIN product launch.

General and Administrative Expense

        General and administrative expenses in the year ended December 31, 2003, were $30.0 million compared to $17.5 million in the year ended December 31, 2002, an increase of $12.5 million or 71%. The increase primarily relates to lease termination charges of $12.9 million recorded in the third and fourth quarters of 2003 stemming from our decision in September 2003 to consolidate our discovery activities in our Lexington, MA facility. The charge includes the cost to buy-out our Slough, England lease. Also included in general and administrative expenses are costs of approximately $805,000 related to the termination of employment of two former executive officers during 2003.

Other Expense, net

        The following table sets forth 2003 and 2002 other expenses together with the percentage change in other expenses from year to year:

	December 31,
			% Change
	2003	2002
	(in millions)
Interest income	$2.2	$5.2	–58%
Interest expense	(13.6)	(13.8)	–1%
Other expense	(0.9)	(0.1)	800%

Total other expense, net	$(12.3)	$(8.7)	41%

Interest Income and Expense

        Interest income in the year ended December 31, 2003 was $2.2 million compared to $5.2 million in the year ended December 31, 2002, a decrease of $3.0 million or 58%. The decrease in interest income was due to the decrease throughout the year of our cash and cash equivalents balance as well as lower average yields on our investments.

        Interest expense in the year ended December 31, 2003 was $13.6 million as compared to $13.8 million during the year ended December 31, 2002, a decrease of $0.2 million or 1%. The decrease in interest expense from 2002 to 2003 was the result of our initiative to restructure our balance sheet and improve our capital structure. We repaid our original term loan and entered into a new term loan with a lower average balance in 2003 versus 2002. Interest expense related to our 5 1/2% subordinated convertible notes due 2008 was approximately $9.1 million in 2003. Interest expense related to our 8 1/2% senior convertible notes due in 2005 was approximately $3.3 million in 2003; with the $10.0 million pay down of debt in December 2003.

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
  product sales of CUBICIN;

  •
  payments from our strategic collaborators including license fees, sponsored research funding and research grants;

  •
  equity and debt financings;

  •
  equipment financings; and

  •
  interest earned on invested capital.

        We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of December 31, 2004 we had an accumulated deficit of $452.0 million. We expect to incur losses for the foreseeable future related to the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities.

        Net cash used in operating activities was $90.2 million, $90.2 million, and $84.8 million in 2004, 2003 and 2002, respectively. Net loss for the year ended December 31, 2004 decreased $38.5 million as compared to the year ended December 31, 2003, while net cash used for operating activities remaining flat year over year. This is primarily due to payments made in January 2004 and September 2004 of £7.5 million ($13.3 million) related to our lease termination in Slough, England, an increase of $9.6 million in accounts receivable and inventory from 2003 to 2004 resulting from our CUBICIN launch and the recognition in 2004 of $8.2 million of revenue related to license payments received in 2003 and 1999.

        Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the year ended December 31, 2004 were $6.9 million as compared to $2.5 million and $3.9 million in the years ended December 31, 2003 and 2002, respectively. In 2004, we expended $3.5 million for our fermentation pilot plant that was moved in 2004 from our former U.K. operations to our Lexington, Massachusetts headquarters and upgraded to a state-of-the-art facility. We also purchased approximately $0.9 million worth of software related to regulatory record keeping, document management and marketing activities for CUBICIN and spent approximately $0.8 million to build-out and furnish our additional space at 55 Hayden Avenue, Lexington, Massachusetts. In 2003, we expended $1.5 million for computer hardware and software primarily related to development of a sales automation system. During 2002, we expended approximately $1.3 million for lab equipment and $1.2 million for computer hardware primarily due to company growth. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments. In 2005, we plan to invest in additional computer hardware, software and development equipment related to the fermentation pilot plant.

        Net cash of $82.9 million was provided by financing activities in the year-ended December 31, 2004 as compared to $85.1 million provided by financing activities in the year ended December 31, 2003 and $0.5 million used for financing activities in 2002. In 2004, $112.4 million was generated from our public offering of shares, offset by $30.4 million in principal, interest and early payment penalty on our 8 1/2% senior convertible notes to John Hancock Life Insurance Company, or John Hancock, and $3.5 million in principal payments related to our bank term loan. In 2003, $3.3 million of cash that was restricted as of December 31, 2002 became unrestricted due to the repayment of our term loan, and we also generated net cash of $84.3 million from our public offering of shares. These inflows were offset by a $10.0 million payment on our 8 1/2% senior convertible notes to John Hancock. Net cash used by financing activities in 2002 was primarily due to approximately $2.9 million in repayments of debt with no significant inflows from financings.

        On September 29, 2004, we filed a shelf registration statement on Form S-3 to register the offering on a delayed or continuous basis of $100.0 million of common stock. The registration statement became effective on November 17, 2004. On November 22, 2004, we amended the registration statement to increase the aggregate offering price from $100.0 million to $120.0 million, resulting in the issuance of approximately 1,785,714 additional shares of common stock, based on a per share offering price of $11.20. On November 29, 2004, we completed the sale of 10,714,200 shares of common stock at $11.20 per share. Net cash proceeds from this offering were $112.4 million.

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

        In April 2003, we entered into a term loan agreement with Citizen's Bank under which we borrowed $5.0 million. Advances under this facility were to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrued at the bank's LIBOR rate plus a margin of 2.75% (5.31% at December 31, 2004). In October 2004 we repaid the outstanding principal and interest of $2.0 million under this facility.

        On October 26, 2001, we completed the private placement of $125.0 million of 5 1/2% convertible subordinated notes (less financing costs of $4.0 million). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5 1/2% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. Cubist paid $9.1 million in interest on these notes during 2004 and 2003.

        In September 2000, we issued $39.0 million of senior convertible notes to John Hancock to finance the purchase of our company headquarters. The five-year notes carried a coupon rate of 8 1/2% and were convertible at any time at the option of the holder into our common stock at $63.8625 per share. Cubist retained the right to redeem these notes after three years at 103% of their principal amount outstanding. In December 2003, we repaid $10.0 million of the senior convertible notes. In December 2004, we repaid the outstanding principal and interest of $29.5 million as well as a 3% prepayment penalty of $0.9 million related to these notes.

        Our total cash, cash equivalents and investments at December 31, 2004 was $128.4 million as compared to $142.4 million at December 31, 2003. Based on the net cash raised from our equity financing of $112.4 million, and the cash inflows from sales of CUBICIN, we now believe that our existing cash, cash equivalents, investments and cash flows from revenues will be sufficient to fund our operating expenses, debt obligation, milestone payments under our collaborative agreements and capital requirements under our current business plan through at least the end of 2006.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as milestone payments and royalties on future sales, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$165.0	$—	$—	$165.0
Interest on subordinated convertible notes	9.1	9.1	9.1	9.1	—	—	36.4
Capital lease	0.1	0.1	—	—	—	—	0.2
Operating leases, net of sublease income	0.3	0.3	0.3	0.3	0.2	0.1	1.5
Inventory purchase obligations	9.6	11.3	13.8	21.3	5.7	5.7	67.4
External collaborations	5.5	2.0	—	—	—	—	7.5

Total contractual cash obligations	$24.6	$22.8	$23.2	$195.7	$5.9	$5.8	$278.0

        The subordinated convertible notes consist of $165.0 million of 5 1/2% convertible subordinated notes, due in 2008. These notes require semi-annual interest payments through maturity.

        Our operating leases consist of 15,000 square feet of office and data center space at 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in July 2009, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

        The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The external collaborations listed above represent minimum collaboration support payments as well as minimum royalties owed on sales of CUBICIN product.

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

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition;

  •
  Inventories;

  •
  Accrued clinical research costs;

  •
  Investments;

  •
  Long-lived assets; and

  •
  Income taxes.

I.     Revenue recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 for all revenue transactions entered into in fiscal periods beginning after June 30, 2003. Principal sources of revenue are sales of CUBICIN, license fees and milestone payments that are derived from collaborative agreements with other biotechnology companies.

Product Revenues, net

        We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Provisions for returns, chargebacks, discounts and rebates are recorded as a deduction to arrive at our net sales in the same period the related sales are recorded.

        Since the launch of CUBICIN in November 2003, we have not allowed wholesalers to stock CUBICIN, instead we instituted a drop-ship program that we have continued to maintain. Under our drop-ship program, orders are processed through wholesalers, but shipments are sent directly to our end-users, who are generally hospitals and outpatient administration centers. This results in sales trends closely tracking actual hospital and outpatient administration center purchases of our product, and also prevents unusual purchasing patterns since it closely tracks end-user demand. To date, we have not offered any sales incentives to customers.

        We maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of level inventory in the distribution channel, if any, and reorder rates of end-users. If the history of our product returns changes, the reserve will be adjusted appropriately. If we discontinue the drop ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking and activity and provisions for returns which will be based on estimated product in the distribution channel that may not sell through to end-users.

        We analyze our estimates and assumptions for chargebacks and Medicaid rebate reserves quarterly. Our Medicaid and chargeback reserves have two components: i) an estimate of outstanding claims for end-user sales that have occurred, but for which related claim submissions have not been received; and ii) an estimate of chargebacks and Medicaid rebates based on an analysis of customer data. Because the second component is calculated based on the amount of inventory in the distribution channel, if any, our assessment of distribution channel inventory levels impacts our estimated reserve requirements. Our calculation also requires other estimates, including estimates of sales mix, to determine which sales will be subject to chargebacks and Medicaid rebates and the amount of such rebates. We accrue for the expected liability at the time we record the sale, however, the time lag between sale and payment of rebate can be lengthy. Due to the time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods.

        Reserves for rebate programs are included in accrued liabilities and were $172,000 and $18,000 at December 31, 2004 and 2003, respectively. Reserves for returns, discounts and chargebacks are netted against accounts receivable and were $602,000 and $94,000 at December 31, 2004 and 2003, respectively.

        We believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances. Applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns, chargebacks and Medicaid rebate reserves to vary. However, due to the drop-ship model that we currently operate under, and the low level of actual chargebacks and Medicaid rebate claims experienced to date, we do not expect that the differences would be material.

Multiple Element Arrangements

        We analyze our multiple element arrangements entered into after June 30, 2003, to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." We recognize up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. We currently have an arrangement that includes an up-front license payment and that obligates us to perform development services and to manufacture and supply drug product. The pricing for the manufacturing and supply services was determined to be at fair value. Although the license was determined to have standalone value, we could not establish fair value for the development services and, as such, the license and development services are being accounted for as a single unit of accounting. Accordingly, the up-front license payment is being recognized over the estimated development period of two years. Our estimate of the development period and our determination that the terms of the manufacturing and supply agreement are at fair value both involve management judgment.

License Revenues

        Prior to adopting EITF 00-21, non-refundable license fees were recorded as deferred revenue once received and are generally recognized ratably over the development period to which they related only after both the license period has commenced and the technology has been delivered. If Cubist is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation. The relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of product development quarterly.

Milestones

        Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.

Research services

        Revenues from research funding are recognized when the services are performed in order to match revenues to expenses incurred. Revenues from SBIR grants to conduct research and development are recognized as the eligible costs are incurred up to the granted funding limit.

II.    Inventories

        Inventories are stated at the lower of cost or market with cost determined under the first-in / first-out ("FIFO") method. On a quarterly basis, we analyze our inventory levels, and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements through a charge to cost of product revenues. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III.  Accrued clinical research costs

        We utilize external entities such as contract research organizations, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our Consolidated Balance Sheets and within research and development expense in our Consolidated Statements of Operations. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies to the extent possible through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $12.1 million, $8.7 million and $11.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of the study, the required level of patient enrollment, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those with a significant number of sites, require a large number of patients, have complex patient screening requirements and that span multiple years. We currently have three clinical trials in progress. The only trial that is significant in size and complexity is our Phase 3 clinical trial of CUBICIN for the treatment of infective endocarditis and complicated bacteremia caused by S. aureus. If we receive incomplete or inaccurate information from our third-party service providers, we may under or over estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known.

IV.    Investments

        It is our intent to hold all investments to maturity in accordance with our investment policy. However, if the circumstances regarding an investment were to change, such as a change in an investment's external credit rating, we would consider a sale of the related security to minimize any losses. The appropriateness of all investment classifications is reviewed at each reporting date.

V.     Long-lived assets

        In the ordinary course of our business, we incur substantial costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. We generally depreciate plant and equipment using the straight-line method over the asset's estimated economic life, which ranges from 3 years to 40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results. Property and equipment primarily consists of our corporate headquarters building.

        As of December 31, 2004, there were approximately $15.0 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from 5 years to 16 years.

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

        Based on an internal analysis, the Company estimated that the undiscounted future cash flows from a patent, unrelated to its CUBICIN product, were less than its carrying value, indicating that the patent was impaired. The Company recorded an impairment charge of $2.2 million based upon the difference between the expected discounted future cash flows and its carrying value. The $2.2 million charge was recorded to general and administrative expense in the quarter ended December 31, 2004.

VI.   Income Taxes

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that we determine that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. Through December 31, 2004, we believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, have recorded a valuation allowance against substantially all deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, or VIE, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN 46R was only slightly modified from that contained in FIN 46. A VIE would be required to be consolidated if either of the following conditions are met:

  •
  The total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.

  •
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

        FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all Special Purpose Entities, or SPEs, created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R had no effect on our results of operations and financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", or SFAS 123R, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Statement No. 95, "Statement of Cash Flows." SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note B to the Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No. 151, "Inventory Costs", or SFAS 151. SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS 151 will not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate.

        We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments is held for trading purposes. The investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to our policy to hold these instruments to maturity, we do not believe that we have a material exposure to interest rate risk.

        As of December 31, 2004, the fair market value of our 5 1/2% convertible subordinated notes due in 2008 amounted to $155.7 million. The interest rate on the 5 1/2% convertible subordinated notes and capital lease obligations is fixed and is therefore not subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index To Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cubist Pharmaceuticals, Inc.:

        We have completed an integrated audit of Cubist Pharmaceuticals, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2005

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,572	$33,662
Short-term investments	84,044	88,870
Accounts receivable	9,854	1,310
Inventory	4,891	3,793
Prepaid expenses and other current assets	3,626	3,025

Total current assets	122,987	130,660
Property and equipment, net	47,948	45,221
Intangible assets, net	14,965	19,981
Long-term investments	23,801	19,897
Other assets	6,207	6,799

Total assets	$215,908	$222,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,504	$3,655
Accrued liabilities	19,413	26,191
Deferred revenue	4,250	8,167
Current portion of long-term debt	—	2,000
Current portion of capital lease obligations	117	117

Total current liabilities	29,284	40,130
Deferred revenue, excluding current portion	700	4,951
Long-term debt, net of current portion	165,000	195,500
Capital lease obligations, net of current portion	78	193

Total liabilities	195,062	240,774
Commitments and contingencies (Notes D, N and O)	—	—
Stockholders' equity (deficit):
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 51,153,827 and 40,031,008 shares issued and outstanding as of December 31, 2004 and 2003, respectively	51	40
Additional paid-in capital	472,758	357,195
Accumulated deficit	(451,963)	(375,451)

Total stockholders' equity (deficit)	20,846	(18,216)

Total liabilities and stockholders' equity (deficit)	$215,908	$222,558

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands except share and per share amounts)
Revenues:
Product revenues, net	$58,559	$1,673	$—
License fee revenues	8,268	1,517	7,515
Collaborative agreement and other revenues	1,244	526	3,971

Total revenues	68,071	3,716	11,486
Costs and expenses:
Cost of product revenue	20,249	816	—
Research and development	57,182	54,505	59,012
Sales and marketing	35,019	21,090	8,703
General and administrative	20,234	29,978	17,471

Total costs and expenses	132,684	106,389	85,186

Operating loss	(64,613)	(102,673)	(73,700)
Other expense:
Interest income	1,767	2,182	5,199
Interest expense	(13,607)	(13,601)	(13,796)
Other expense	(59)	(911)	(115)

Total other expense, net	(11,899)	(12,330)	(8,712)

Net loss	$(76,512)	$(115,003)	$(82,412)

Basic and diluted net loss per common share	$(1.86)	$(3.61)	$(2.89)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	41,228,275	31,872,555	28,515,435

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(76,512)	$(115,003)	$(82,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on property and equipment	120	—	185
Depreciation and amortization	6,830	5,828	5,175
Patent impairment charge	2,241	—	—
Amortization of debt issuance costs	1,208	1,025	1,015
Amortization of premium on investments	456	1,402	2,712
Stock-based compensation	72	1,072	1,300
Common stock issued for technology milestone	—	—	400
Deemed discount amortization on convertible debentures	—	—	311
Foreign exchange (gain)/loss, net	(5)	800	115
Other	—	545	169
Changes in assets and liabilities:
Accounts receivable	(8,544)	(1,310)	103
Inventory	(1,098)	(3,793)	—
Prepaid expenses and other current assets	(1,027)	(2,167)	(33)
Intangibles and other assets	(351)	(2,828)	(1,216)
Accounts payable and accrued liabilities	(5,372)	13,662	(5,189)
Deferred revenue	(8,168)	10,617	(7,400)

Total adjustments	(13,638)	24,853	(2,353)

Net cash used for operating activities	(90,150)	(90,150)	(84,765)

Cash flows from investing activities:
Purchases of property and equipment, net	(6,872)	(2,491)	(3,922)
Purchases of investments	(596,134)	(503,957)	(406,389)
Maturities of investments	596,600	538,876	426,045

Net cash provided by (used for) investing activities	(6,406)	32,428	15,734

Cash flows from financing activities:
Issuance of common stock and warrants, net	115,502	94,064	2,143
Change in restricted cash	—	3,250	—
Repayments of long-term debt and capital lease obligations	(32,615)	(17,630)	(3,329)
Proceeds from long-term debt	—	5,000	685
Proceeds from sale and leaseback of equipment	—	407	—

Net cash provided by (used for) financing activities	82,887	85,091	(501)

Net increase (decrease) in cash and cash equivalents	(13,669)	27,369	(69,532)
Effect of changes in foreign exchange rates on cash balances	579	118	(14)
Cash and cash equivalents at beginning of year	33,662	6,175	75,721

Cash and cash equivalents at end of year	$20,572	$33,662	$6,175

Cash paid during the year for:
Interest	$13,023	$12,517	$12,729
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock to ACS Dobfar	—	—	2,000
Issuance of common stock to Eli Lilly	$—	$8,500	$400

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Notes Receivable	Deferred Stock Option Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)
	(in thousands, except share data)
Balance at December 31, 2001	28,298,566	$28	$249,226	$(219)	$(1,498)	$(178,036)	$69,501
Exercise of stock options and warrants	184,345	1	1,244	—	—	—	1,245
Shares issued in connection with employee stock purchase plan and 401(k) plan	114,550	—	897	—	—	—	897
Issuance of common stock related to business agreements	104,574	—	2,400	—	—	—	2,400
Amortization of deferred compensation	—	—	—	—	811	—	811
Forgiveness of promissory notes	—	—	—	169	—	—	169
Stock-based compensation	—	—	489	—	—	—	489
Net loss	—	—	—	—	—	(82,412)	(82,412)

Balance at December 31, 2002	28,702,035	29	254,256	(50)	(687)	(260,448)	(6,900)

Exercise of stock options and warrants	1,318,718	1	2,081	—	—	—	2,082
Shares issued in connection with employee stock purchase plan and 401(k) plan	19,551	—	135	—	—	—	135
Issuance of common stock, net of issuance costs	8,571,410	9	84,255	—	—	—	84,264
Issuance of common stock related to business agreements	1,419,294	1	16,082	—	—	—	16,083
Amortization of deferred compensation	—	—	—	—	687	—	687
Forgiveness of promissory notes	—	—	—	50	—	—	50
Stock-based compensation	—	—	386	—	—	—	386
Net loss	—	—	—	—	—	(115,003)	(115,003)

Balance at December 31, 2003	40,031,008	$40	$357,195	$—	$—	$(375,451)	$(18,216)

Exercise of stock options and warrants	284,815	—	1,804	—	—	—	1,804
Shares issued in connection with employee stock purchase plan and 401(k) plan	119,412	—	1,256	—	—	—	1,256
Issuance of common stock, net of issuance costs	10,714,200	11	112,431	—	—	—	112,442
Stock-based compensation	4,392	—	72	—	—	—	72
Net loss	—	—	—	—	—	(76,512)	(76,512)

Balance at December 31, 2004	51,153,827	$51	$472,758	$—	$—	$(451,963)	$20,846

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF BUSINESS

        Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs. Cubist has one marketed product, CUBICIN, which was approved in the United States for the treatment of cSSSI in September of 2003. CUBICIN is in a Phase 3 clinical development for the treatment of infective endocarditis and complicated bacteremia caused by S. aureus. Cubist's pipeline includes HepeX-B, a monoclonal antibody biologic currently in the second of two Phase 2 trials to determine its potential for the prevention of re-infection by the Hepatitis B virus, or HBV, in liver transplant patients, and research efforts focused on novel members of the lipopeptide class of molecules.

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

B.    ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Cubist and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies, as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

Reclassifications

        Certain reclassifications have been made to prior years' financial statements to conform to the 2004 presentation.

Revision in the Classification of Certain Securities

        In connection with the preparation of the 2004 annual report on Form 10-K, Cubist concluded that it was appropriate to classify its auction rate securities as short-term investments. Previously, such securities had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities within short-term investments on its Consolidated Balance Sheets as of December 31, 2003 to conform to the current year presentation. The Company has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the periods ended December 31, 2003 and 2002 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. There was no impact on net income or cash flows from operations as a result of the reclassification.

Fair Value of Financial Instruments

        The carrying amounts of Cubist's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. At December 31, 2004, long-term investments had a fair value of $23.4 million and a cost of $23.6 million. The fair value of these investments reflects unrealized holding losses of $0.3 million. At December 31, 2003, the carrying value of long-term investments approximated their market value. The fair market value of long-term debt at December 31, 2004 amounted to $155.7 million, and consisted of fixed-rate debt due in 2008. The estimated fair value of long-term debt was determined using quoted market rates.

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

Investments

        Investments, with a maturity of more than three months when purchased, consisted of certificates of deposit, corporate bonds and investment-grade commercial paper at December 31, 2004 and 2003. Investments, which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value. Included in short-term investments are auction rate municipal bonds classified as available-for-sale securities. Cubist's investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, Cubist has the ability to quickly liquidate these securities. As a result, Cubist had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these short-term investments was recorded as interest income. Investment classification detail can be found in Note E in the Notes to Consolidated Financial Statements.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments consist of commercial paper, corporate bonds, U.S. Government securities, money market funds and auction rate securities all held with financial institutions. Approximately 96% and 97% of the accounts receivable balances represent amounts due from three wholesalers at December 31, 2004 and 2003, respectively.

Inventory

        Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out, or FIFO, method. The Company analyzes its inventory levels quarterly, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

        Inventories consisted of the following at December 31:

	2004	2003
	(in thousands)
Raw materials	$616	$1,179
Work in process	1,705	1,312
Finished goods	2,570	1,302

	$4,891	$3,793

Property and Equipment

        Property and equipment, including leasehold improvements, are recorded at cost and are depreciated when placed into service using the straight-line method, based on useful lives as follows:

Asset Description	Useful Life (Years)
Building	40
Fermentation equipment	15
Lab equipment	5
Furniture and fixtures	5
Computer hardware and software	3

        Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Costs for capital assets not yet placed into service have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating costs and expenses.

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

Intangible Assets

        Cubist's intangible assets consist of acquired intellectual property, processes and patents. Intellectual property represents information databases and technological process information. These assets are amortized on a straight-line basis over their estimated useful life of four years. The fair value of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," Cubist reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. A charge of $2.2 million was recorded in the fourth quarter of 2004 for the impairment of a patent unrelated to CUBICIN (see Note H.)

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

Multiple Element Arrangements

        Cubist analyzes its multiple element arrangements entered into after June 30, 2003, to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." An element of a contract can be accounted for separately if the delivered elements have stand-alone value and the fair value of any undelivered elements is determinable.

Product Revenues, net

        Cubist recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, and discounts in the same period the related sales are recorded.

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $172,000 and $18,000 at December 31, 2004 and 2003, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts and chargebacks are netted against accounts receivable and were $602,000 and $94,000 at December 31, 2004 and 2003, respectively. To date there have been no sales incentives offered to customers.

License Revenues

        Prior to adopting EITF 00-21, non-refundable license fees were recorded as deferred revenue once received and are generally recognized ratably over the development period to which they related only after both the license period commenced and the technology has been delivered. If Cubist is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

Research services

        Revenues from research funding are recognized when the services are performed in order to match revenues to expenses incurred. Revenues from SBIR grants to conduct research and development are recognized as the eligible costs are incurred up to the granted funding limit.

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

Research And Development

        All research and development costs, including upfront fees and milestones paid to collaborators, are expensed as incurred. When the Company is reimbursed by a collaborative partner for work it performs it records the costs incurred as research and development expenses and the related reimbursement as collaborative agreement and other revenues in its Consolidated Statement of Operations. Research and development expenses consist of internal labor, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third party costs for contracted services, manufacturing process improvement and testing costs, and other research and development related costs.

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

        The Company records its forward currency-exchange contracts at fair value in its balance sheet as other current assets or other accrued expenses. Changes in fair value are recorded as income or expense. At December 31, 2003, the Company had an unrealized gain relating to forward currency-exchange contracts of approximately $171,000, which was recognized as income in 2003. There were no outstanding forward currency-exchange contracts at December 31, 2004.

Comprehensive Loss

        Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002.

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

	December 31,
	2004	2003
Options to purchase shares of common stock	5,850,156	6,127,199
Warrants to purchase shares of common stock	—	16,459
Convertible debt and notes payable convertible into shares of common stock	3,495,763	3,949,864

Accounting For Stock Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure"("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 were effective for the Company's fiscal year ending December 31, 2002.

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

        At December 31, 2004, the Company had two active stock-based employee compensation plans, which are described more fully in Note M. For stock options granted to nonemployees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123. SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

        The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition of SFAS 123 to the Company's stock-based employee compensation:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(76,512)	$(115,003)	$(82,412)
Add: Stock-based employee compensation recorded in net loss, as reported	72	1,073	1,300
Deducted: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,689)	(18,816)	(33,343)

Pro forma net loss	$(93,129)	$(132,746)	$(114,455)

Earnings per share:
Basic and diluted—as reported	$(1.86)	$(3.61)	$(2.89)

Basic and diluted—pro forma	$(2.26)	$(4.16)	$(4.01)

        The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2004	2003	2002
Expected stock price volatility	100%	65.4%	100%
Risk free interest rate	3.9%	3.5%	4.5%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	5 years	7 years	7 years

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, or VIE, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN 46R was only slightly modified from that contained in FIN 46. A VIE would be required to be consolidated if either of the following conditions are met:

  •
  The total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.

  •
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

        FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all Special Purpose Entities, or SPEs, created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R had no effect on the Company's results of operations and financial position.

        In December 2004, the FASB issuedSFAS No. 123 (revised 2004), "Share-Based Payment", or SFAS 123R, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Statement No. 95, "Statement of Cash Flows." SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note B to the Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No. 151, "Inventory Costs", or SFAS 151. SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

C.    LEASE TERMINATION AND OTHER CHARGES

        During the third quarter of 2003, Cubist determined that it would not occupy a new facility in Slough, England. In accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," an expense of $12.9 million was recorded as an element of general and administrative expenses, within the Statement of Operations for the year ended December 31, 2003 based on the execution of an agreement in January 2004 to buy out of the lease for £7.5 million payable in two lump sum payments in January and September 2004. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period during which the liability is incurred. The $12.9 million includes $12.4 million of lease termination costs, a $1.2 million write off of construction-in-progress costs, $0.1 million in other tenant-related costs, and an elimination of the deferred rent liability of $0.8 million related to the facility's lease term. The Company made the first payment of £5.5 million ($9.8 million) in January 2004 and the final payment of £2.0 million ($3.5 million) in September 2004 under the lease termination agreement.

        In March 2004, Cubist finalized the total number of employees that would relocate to the U.S. from its U.K. facility. The total severance and outplacement costs for employees who did not relocate to the U.S. and were terminated prior to or upon the August 31, 2004 closing of the U.K. facility was £786,000 ($1.5 million). In accordance with SFAS 146, this charge was taken ratably through the employees' actual termination dates. Expense of $1.5 million was recorded as an element of research and development expense for the twelve months ended December 31, 2004.

        The activity related to the U.K. facility closing for the twelve months ended December 31, 2004, is presented below (in thousands):

	Lease termination costs	Severance	Tenant- related costs	Total
Balance December 31, 2003	$13,339	$—	$18	$13,357
2004 Charges	—	1,466	—	1,466
Cash payments	(13,232)	(1,463)	(18)	(14,713)
Currency translation	(107)	(3)	—	(110)

Balance December 31, 2004	$—	$—	$—	$—

D.    BUSINESS AGREEMENTS

Licensing Agreements

        In June 2004, Cubist entered into a license agreement with XTLbio for the worldwide development and commercialization of HepeX-B. In consideration for such license, Cubist paid XTLbio an up-front fee of $1.0 million and will pay collaboration support of $2.0 million over a two-year period. The Company may pay an additional $3.0 million upon the achievement of certain regulatory milestones. In addition, Cubist will be required to pay royalties to XTLbio on any sales of HepeX-B. Cubist will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide. The $1.0 million up-front fee was paid in the quarter ended June 30, 2004 and was recorded as an element of research and development expense. Collaboration support of $1.0 million was recorded as an element of research and development expense for the twelve months ending December 31, 2004.

        In July 2003, Cubist entered into an amendment to the original October 6, 2000 amended and restated license agreement with Eli Lilly, described below, and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rates under the original license agreement. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The amounts paid to Eli Lilly have been recorded as an intangible asset related to the licensed technology. Cubist will amortize the intangible assets over 13 years, which is the remaining life of the licensing agreement with Eli Lilly.

        On July 31, 2002, Cubist entered into a license agreement with Sandoz for the exclusive worldwide rights to CAB-175 or back-up compounds. In consideration for such license, Cubist made an upfront license fee payment of $1.5 million upon execution of the license agreement that was recorded as research and development expense in 2002. In February 2004, Cubist discontinued clinical development of CAB-175.

        On June 27, 2001, Cubist and Syrrx announced the formation of an antiinfective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the Company's decision in the first quarter of 2003 to discontinue its target-based drug discovery program, the parties ceased work under this collaboration and terminated the relationship. Cubist recorded an impairment charge of $134,000 in the first quarter of 2003 relating to its equity investment in Syrrx based upon pricing derived from a recent round of financing. The Company's net equity investment carrying value in Syrrx at December 31, 2004 and 2003 was $166,000.

        On November 22, 2000, Cubist and IHMA signed a license agreement to utilize IHMA's expertise and experience in "bridge" oral drug delivery techniques to research, develop and commercialize oral forms of ceftriaxone. In exchange for such license, Cubist paid an upfront license fee, which was recorded as research and development expense in 2000, and if certain drug development milestones are achieved, Cubist would owe milestone payments, which would be capitalized if FDA approval was received and would be expensed as research and development if FDA approval was not received. Cubist would also be required to pay royalties to IHMA on worldwide sales of any oral formulation of ceftriaxone. In order to expand its rights to utilize IHMA's oral drug delivery technology more broadly to research, develop and commercialize oral forms of antibiotics and antifungals, Cubist entered into a license agreement with the University of Utah on December 31, 2001. In return for a small upfront fee plus possible future milestone and royalty payments, Cubist obtained an exclusive worldwide license to all of University of Utah's rights to antibiotic drug delivery technology. In April 2004, Cubist announced that results from human clinical research studies examining the bioavailability of a variety of oral formulations of ceftriaxone, a broad-spectrum antibiotic, were too variable to confirm therapeutic application of the formulations and did not meet the established threshold of bioavailability. As a result, Cubist discontinued internal investment in the oral ceftriaxone program.

        On November 7, 1997, Cubist entered into a license agreement with Eli Lilly that was amended and restated on October 6, 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist will be required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In December 2002, Cubist issued shares of common stock, valued at $0.4 million, as a milestone payment to Eli Lilly related to Cubist filing its NDA for CUBICIN and recorded the value as research and development expense. In September 2003, Cubist issued additional shares of common stock as a further milestone payment to Eli Lilly related to Cubist obtaining FDA approval for CUBICIN.

        As part of Cubist's acquisition of TerraGen Discovery Inc., or TerraGen, in October 2000, Cubist assumed the rights and obligations originally held by TerraGen pursuant to a cross-license agreement dated November 18, 1999 between TerraGen and Diversa Corporation, or Diversa. Under the terms of the agreement, TerraGen granted Diversa a co-exclusive worldwide non-royalty bearing license (without the right to sublicense) to certain patented technology, subject to certain restrictions. The parties also granted each other certain non-exclusive rights to other patent technology owned by the parties. Under the agreement, Diversa paid an up-front license fee of $2.5 million and commencing in 2000 pays annual license maintenance fees, until the patents owned by TerraGen (now owned by Cubist) expire. Cubist was required to repay the up-front license fee if, prior to November 18, 2004, Cubist merged with or was acquired by a company whose primary business, prior to November 18, 1999, was related to molecular breeding involving in vitro DNA shuffling. Accordingly, the entire upfront licensing fee was recorded as deferred revenue at the time of the agreement and was recognized into revenue in November 2004 upon the expiration of the repayment provision.

Commercialization Agreements

        On December 22, 2003, Cubist entered into a Distribution Agreement with TTY. Under the agreement, TTY will commercialize in Taiwan all injectable forms of daptomycin, including CUBICIN, on an exclusive basis. In exchange for exclusive rights to commercialize daptomycin in Taiwan, TTY paid Cubist an up-front fee of $500,000, which was recorded as deferred revenue and will be recognized as revenue over the manufacturing and supply period commencing on first shipment of product in Taiwan. In December 2003, Cubist also received $200,000 from TTY for the achievement of a milestone under this agreement, which was also recorded to deferred revenue and will be recognized over the manufacturing and supply period commencing on first shipment of product in Taiwan. Remaining milestones under the agreement total $0.8 million. TTY shall also pay Cubist a transfer price for CUBICIN.

        On October 2, 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Chiron paid Cubist an up-front licensing fee of $8.0 million, which was recorded as deferred revenue and is being amortized to revenue over the estimated development period of two years. Per the License Agreement, Cubist is entitled to receive from Chiron additional cash payments of up to $32.0 million upon achievement of certain development and sales milestones. Per the Manufacturing and Supply Agreement, Chiron shall pay Cubist a transfer price for CUBICIN and per the License Agreement, Chiron will owe Cubist royalty payments based on Chiron's sales of CUBICIN.

        On October 2, 2003, Cubist also entered into a Stock Purchase Agreement with Chiron pursuant to which Chiron purchased 529,942 shares of Cubist common stock for $10.0 million, at a 50% premium to the fair value of the Company's common stock. The premium paid was allocated to the License Agreement and is being accounted for as part of the up-front payment over the estimated development period under the License Agreement.

        In October 2002, Cubist and Medison signed a licensing agreement for the exclusive rights to commercialize CUBICIN and an oral formulation of CUBICIN in Israel following regulatory approval. Medison paid Cubist an up-front licensing fee and purchased an equity investment in Cubist, on the open market, upon the execution of the agreement. The terms of the agreement require Medison to make an additional payment to Cubist upon the attainment of a certain marketing milestone and to pay Cubist a transfer price for the supply of CUBICIN.

E.    INVESTMENTS

        Investments are carried in Cubist's Consolidated Balance Sheets at amortized cost plus interest receivable. Interest receivable related to short-term investments was $166,000 and $249,000 at December 31, 2004 and 2003, respectively. Interest receivable related to long-term investments was $192,000 and $125,000 at December 31, 2004 and 2003, respectively. The following is a summary of investments:

        Included in short-term investments are auction rate securities which are considered available for sale investments. The carrying value, gross unrecorded gains and losses and fair value for these securities are as follows:

	December 31, 2004				December 31, 2003
	Carrying Value	Gross Unrecorded Gains	Gross Unrecorded Losses	Fair Value	Carrying Value	Gross Unrecorded Gains	Gross Unrecorded Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$70,722	$3	$—	$70,725	$63,000	$—	$—	$63,000

Total	$70,722	$3	$—	$70,725	$63,000	$—	$—	$63,000

        The amortized cost, gross unrealized gains and losses and fair value of held to maturity securities are as follows:

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
Short-Term:
Commercial paper	$—	$—	$—	$—	$4,294	$—	$—	4,294
Corporate Bonds	11,150	1	(37)	11,114	11,300	1	(4)	11,297
Government Bonds	2,006	—	(2)	2,004	10,027	5	—	10,032

Total	$13,156	$1	$(39)	$13,118	$25,621	$6	$(4)	$25,623

Long-Term:
Corporate Bonds	$2,091	$—	$(22)	$2,069	$7,200	$13	$(8)	$7,205
Government Bonds	21,518	—	(234)	21,284	12,572	14	—	12,586

Total	$23,609	$—	$(256)	$23,353	$19,772	$27	$(8)	$19,791

        The following is a summary of the carrying value, amortized cost and estimated fair value of investments at December 31, 2004 by contractual maturity:

	Available-for-Sale		Held-to-Maturity
	Carrying Value	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year	$30,222	$30,225	$13,156	$13,118
Due after one year through five years	—	—	23,609	23,353
Due after five years through ten years	—	—	—	—
Due after ten years	40,500	40,500	—	—

Total	$70,722	$70,725	$36,765	$36,471

        Included in the table above are auction rate securities, which typically reset to current interest rates every 7 to 35 days, but are included in the table above based on their stated maturities. All securities with maturities beyond ten years are auction rate securities.

F.     ACCOUNTS RECEIVABLE

        Cubist's trade receivables in 2004 and 2003 primarily represent amounts due to the Company from wholesalers and distributors of its pharmaceutical product. Cubist performs ongoing credit evaluations of its customers and generally does not require collateral.

G.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31,

	2004	2003
	(in thousands)
Building	$42,708	$42,708
Leasehold improvements	7,020	4,019
Laboratory equipment	10,258	9,648
Furniture and fixtures	1,196	1,238
Computer equipment	5,978	5,891
Construction in progress	450	—

	67,610	63,504
Less accumulated depreciation	(19,662)	(18,283)

Property and equipment, net	$47,948	$45,221

        Depreciation expense was $4.0 million, $4.4 million and $3.6 million in 2004, 2003 and 2002, respectively.

H.    INTANGIBLE ASSETS

        Intangible assets consisted of the following at:

	December 31,
	2004	2003
	(in thousands)
Patents	$2,627	$4,868
Manufacturing rights	9,090	9,090
Acquired technology rights	8,500	8,500
Intellectual property and processes and other intangibles	5,388	5,388

	25,605	27,846
Less: accumulated amortization—patents	(1,937)	(1,653)
accumulated amortization—manufacturing rights	(2,549)	(731)
accumulated amortization—acquired technology rights	(783)	(112)
accumulated amortization—intellectual property	(5,371)	(5,369)

Intangible assets, net	$14,965	$19,981

        There were no additions to intangible assets during the twelve months ended December 31, 2004. Additions to intangible assets during 2003 relate to $8.5 million of payments to Eli Lilly in the form of common stock related to the Company's license agreement with Eli Lilly and $3.0 million related to CUBICIN manufacturing rights. Cubist will amortize the Eli Lilly intangible assets over 13 years, which is the remaining life of the licensing agreement with Eli Lilly. The manufacturing rights are being amortized over 5 years. The amortization of the Eli Lilly intangible assets and the manufacturing rights are included in cost of product revenues.

        Based on an internal analysis, the Company estimated that the discounted future cash flows from a patent, unrelated to its CUBICIN product, were less than its carrying value, resulting in an impairment charge of $2.2 million. The $2.2 million charge was recorded to general and administrative expense in the quarter ended December 31, 2004.

        Amortization expense was $2.8 million, $1.5 million and $1.5 million 2004, 2003 and 2002 respectively. The estimated aggregate amortization expenses for intangible assets owned as of December 31, 2004 for each of the five succeeding years is as follows:

(in thousands)
2005	$2,552
2006	2,552
2007	2,552
2008	1,822
2009	734
2010 and thereafter	4,753

$14,965

I.     ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at:

	December 31,
	2004	2003
	(in thousands)
Accrued payroll	$646	$591
Accrued commissions	1,621	294
Accrued bonus	3,049	710
Accrued benefit costs	1,884	953
Accrued clinical trials	1,404	1,049
Accrued interest	1,512	2,145
Accrued manufacturing costs	1,899	3,928
Accrued lease termination and severance costs	—	13,357
Deferred rent	709	271
Accrued royalty	3,511	151
Other accrued costs	3,178	2,742

Total	$19,413	$26,191

J.     ACCRUED CLINICAL TRIAL EXPENSE

        Accrued clinical trial expenses are comprised of amounts owed to third party contract research organizations, or CROs, for research and development work performed on behalf of Cubist. At each period end, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO, and ensures that the balance is appropriately stated based upon work performed to date. The accrued clinical trial expense balance of $1.4 million and $1.0 million at December 31, 2004 and 2003, respectively, represents the Company's best estimate of amounts owed for clinical trial services performed through those periods based on all information available. Such estimates are subject to change as additional information becomes available.

K.    EQUITY FINANCINGS

        On November 29, 2004, Cubist announced the completion of the sale of 10,714,200 shares of common stock at $11.20 per share. Gross proceeds from the stock offering totaled approximately $120.0 million. Proceeds to Cubist, net of $7.6 million in underwriters' commissions, discounts and issuance costs totaled approximately $112.4 million.

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

        In December 2001, Cubist accepted a promissory note from a Vice President. The aggregate principal amount of this note at December 31, 2002 was $50,000 and was reflected in stockholders' equity as a reduction to paid-in-capital since the proceeds of the note were used to purchase shares of Cubist common stock. This note had an annual interest rate of 3.97% and was due on December 17, 2006. As part of the Vice President's 2002 performance bonus, the note was forgiven in 2003.

        In June 2002, Cubist adopted a policy that it will not provide loans to directors, officers or other employees of the Company.

Stock Issuances

        On October 2, 2003, Cubist entered into a stock purchase agreement with Chiron pursuant to which Chiron purchased 529,942 shares of Cubist common stock valued at $10.0 million at a 50% premium to the fair value of the Company's common stock. The premium paid was allocated to a license agreement with Chiron and was included as part of the up-front payment under the license agreement. The amounts were recorded to deferred revenue and are being recognized over the estimated development period of two years.

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

        In December 2002, Cubist issued 42,016 shares, valued at $0.4 million, of unregistered shares to Eli Lilly, pursuant to its licensing agreement with Eli Lilly. Such shares were subsequently registered. The payment was made based on achieving the milestone of filing Cubist's NDA for CUBICIN.

M.   STOCK OPTIONS

        Under the Cubist Amended and Restated 1993 Stock Option Plan, options to purchase 5,837,946 shares of common stock were available for grant to employees, directors, officers or consultants. The options were generally granted at fair market value on the date of the grant, vested ratably over a four-year period and expired ten years from the date of grant. At December 31, 2004, there were no shares available for future grant as the plan terminated in accordance with its terms.

        Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, options are generally granted at fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. The 2000 Equity Incentive Plan includes an evergreen formula pursuant to which the maximum number of shares of Cubist common stock that shall be made available for sale under the 2000 Equity Incentive Plan shall be 1,630,000 shares as of June 13, 2002 plus an annual increase to be added on January 1st of each year, beginning on January 1, 2003 until and including January 1, 2006, equal to five percent (5%) of the total number of shares of common stock and stock equivalents issued and outstanding as of the close of business on the immediately preceding December 31st. As of January 1, 2004, options to purchase 5,596,465 shares of common stock may be granted to employees, directors, officers or consultants under this plan. At December 31, 2004, there were 2,491,196 shares available for future grant under this plan.

        In March 2004, the Cubist 2001 United Kingdom Stock Option Plan, or the U.K. Option Plan, was terminated as part of Cubist's process to consolidate operations into its Lexington, MA facility (see Note C.). This plan allowed for the grant of up to 500,000 shares of Cubist common stock to employees, directors, officers or consultants. The options were generally granted at fair market value on the date of the grant, vested ratably over a four-year period and expired ten years from the date of grant. At December 31, 2004, there were no shares available for future grant due to the plan's termination.

        Under the Cubist Amended and Restated 2002 Directors Stock Option Plan, options to purchase 525,000 shares of Common Stock may be granted to members of the Board of Directors. The options are generally granted at fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At December 31, 2004, there were 402,500 shares available for future grant under this plan.

        Under the TerraGen Discovery Inc. Employee Stock Option Plan, or the TerraGen Plan, incentive and non-qualified stock options were granted to United Kingdom and Canadian employees, directors and consultants. Options vested ratably over a maximum four-year period and expired ten years from the date of grant. In connection with the acquisition by Cubist, Cubist assumed the TerraGen Plan and all of the TerraGen options were converted at the acquisition exchange ratio of 0.021323 per share of common stock into options to acquire common stock of Cubist. The assumed options are exercisable upon the same terms and conditions as provided in the TerraGen Plan except that the assumed options are exercisable for shares of Cubist common stock upon payment of the revised exercise price in U.S. dollars. At December 31, 2004, there were no shares available for future grant under this plan.

        A summary of the status of Cubist's stock option plans, as of December 31, 2004, 2003 and 2002, and changes during each of the years then ended, is presented below:

	2004		2003		2002
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance at January 1	6,127,199	$16.86	4,998,474	$20.79	3,471,613	$20.77
Granted	1,139,090	$10.78	2,399,182	11.21	2,072,560	20.62
Exercised	(285,565)	$6.33	(251,230)	4.93	(184,345)	6.02
Canceled	(1,130,568)	$21.62	(1,019,227)	25.64	(361,354)	(27.71)

Balance at December 31	5,850,156	$15.25	6,127,199	$16.86	4,998,474	$20.79

Options exercisable on December 31,	3,210,505	$17.83	2,899,229	$19.58	2,456,813	$20.39
Weighted average grant-date fair value of options granted during the year:		$8.21		$7.40		$17.36

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.42—$6.34	455,420	3.2	$3.68	445,420	$3.65
$6.35—$12.68	3,323,665	7.7	9.92	1,342,666	9.53
$12.69—$19.01	762,522	8.3	13.40	258,255	13.43
$25.35—$31.69	492,464	3.8	29.19	479,388	29.19
$31.70—$38.03	762,391	6.0	35.15	631,082	35.13
$50.70—$57.04	4,194	1.6	53.08	4,194	53.08
$57.05—$63.38	49,500	5.3	59.76	49,500	59.76

	5,850,156	6.9	$15.25	3,210,505	$17.83

        Cubist records deferred compensation for stock options issued with exercise prices below the fair value of common stock as of the measurement date. No options were issued with exercise prices below fair value in 2004, 2003 or 2002. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the stock options. No compensation expense was recognized in 2004 related to the amortization of deferred compensation. Compensation expense of $0.7 million and $0.8 million was recognized in 2003 and 2002, respectively, related to the amortization of deferred compensation.

N.    COMMITMENTS AND CONTINGENCIES

Leases

        Cubist leases various facilities and equipment under leases that expire at varying dates through 2010. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

        In the first quarter of 2003, Cubist entered into a sale and leaseback arrangement with General Electric Capital Corporation, or GE Capital, to finance lab equipment up to the value of $2.0 million. Cubist sold $407,000 of lab assets to GE Capital and leased them back under this agreement for a 42-month period. No gain or loss was recorded as a result of this sale and leaseback. The transaction is accounted for as a capital lease.

        At December 31, 2004, future minimum lease payments under all non-cancelable leases net of sublease income are as follows:

	Operating	Capital
	(in thousands)
2005	$256	$117
2006	268	78
2007	294	—
2008	336	—
2009	235	—
Thereafter	100	—

Total minimum lease payments	$1,489	$195
Less amount representing interest		(1)

Present value of future minimum lease payments		$194
Less: current portion		(116)

Long-term portion		$78

        Rental expense for operating leases was $3.0 million, $3.0 million and $2.2 million in the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income, which is recorded as a reduction of rent expense, was $2.4 million, $2.4 million and $1.9 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Foreign currency

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2004 and 2003, Cubist entered into limited foreign currency transactions between the U.S. dollar, the European euro and the British pound.

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

Other

        We have minimum volume purchase commitments with third party contract manufacturers with scheduled payments over the next six years that total $67.4 million at December 31, 2004. We have minimum collaboration support payments as well as minimum royalties owed on sales of CUBICIN product with scheduled payments over the next two years that totaled $7.5 million at December 31, 2004.

O.    DEBT

        Cubist's outstanding debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
Term loan agreement	$—	$3,500
Senior convertible notes	—	29,000
Subordinated convertible notes	165,000	165,000

	165,000	197,500
Less current portion	—	(2,000)

Long-term obligation	$165,000	$195,500

        In October 2001, Cubist completed the private placement of $125.0 million of 5 1/2% convertible subordinated notes (less financing costs of $4.0 million). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. In December 2001, the initial purchasers exercised their option to purchase an additional $40.0 million of 5 1/2% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. Cubist retained the right to redeem these notes prior to November 2004 if Cubist's common stock closing price exceeded the conversion price for a period of time as defined in the note agreement. Commencing in November 2004, Cubist retains the right to redeem the notes at declining redemption percentages as defined in the note agreement. The deferred financing costs associated with the sale of the notes were $5.3 million of which $0.8 million and $0.8 million were amortized to interest expense in 2004 and 2003, respectively.

        In September 2000, Cubist purchased, for $34.0 million, a corporate headquarters building in Lexington, Massachusetts. The facility is approximately 88,000 square feet, approximately 55,000 of which is constructed as laboratory space. In September 2001, Cubist relocated to the facility and depreciation expense commenced at that time. To finance the purchase, Cubist issued $39.0 million of senior convertible notes to John Hancock Life Insurance Company. This financing covered the building purchase price of approximately $34.0 million and included $5.0 million for facility improvements. The five-year notes carried a coupon rate of 8 1/2% and were convertible at any time at the option of the holder into Cubist common stock at $63.8625 per share. Cubist retained the right to redeem these notes after three years at 103% of their principal amount outstanding. The deferred costs associated with the sale of the senior convertible notes were $1.3 million. On December 23, 2003 Cubist repaid $10.0 million of the senior convertible notes, plus a 3% prepayment penalty. On December 13, 2004 Cubist repaid the outstanding principal and interest of the senior convertible notes totaling $29.5 million, plus a 3% prepayment penalty of $0.9 million that was charged to interest expense. Financing costs of $0.4 million, $0.3 million, and $0.3 million were amortized to interest expense in December 2004, 2003 and 2002, respectively.

        In March 1999, Cubist entered into a term loan agreement with Fleet National Bank under which Cubist was able to borrow up to $1.5 million to finance fixed asset purchases. In March 2000, Cubist increased its term loan by an additional $2.0 million to finance leasehold improvements and fixed asset purchases. In September 2001, Cubist increased its term loan by an additional $6.5 million to finance leasehold improvements and fixed asset purchases for the new corporate headquarters building. Advances under this facility were to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings was at the bank's LIBOR rate (4.05% at December 31, 2002). Borrowings under the facility were collateralized by all capital equipment purchased with the funds under the term loan and a minimum collateral amount of $3.3 million through March 31, 2002. Thereafter, the minimum collateral amount was equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount was reflected as restricted cash. The agreement contained certain covenants, the most restrictive of which required Cubist to maintain an unencumbered cash balance, which by definition includes all investments, of at least $73.0 million.

        In April 2003, the Company's term loan with Fleet National Bank was repaid in full and was replaced by a $5.0 million term loan with Citizens Bank of Massachusetts. As a result, restricted cash of $3.3 million, which was held by Fleet National Bank as cash collateral, was released to Cubist. Advances under this facility were to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrued at the bank's LIBOR rate plus a margin of 2.75% (5.31% at December 31, 2004). Borrowings under the facility were collateralized by all of the Company's assets other than intellectual property and real estate. During the second quarter of 2003, the Company drew down the entire $5.0 million under this facility. This agreement contained certain covenants, the most restrictive of which required the Company to maintain an unencumbered cash balance, which by definition includes all cash and cash equivalents, of at least $50.0 million. In October 2004, Cubist repaid the outstanding principal and interest of $2.0 million related to this term loan.

        At December 31, 2004, future payments of principal and interest on existing debt are due as follows:

Fiscal year ending December 31,	Principal	Interest	Total
	(in thousands)
2005	$—	$9,075	$9,075
2006	—	9,075	9,075
2007	—	9,075	9,075
2008	165,000	9,075	174,075

Total payments	$165,000	$36,300	$201,300
Less current portion	—

Total long term debt	$165,000

P.     EMPLOYEE BENEFITS

Employee Stock Purchase Plan

        Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation, subject to certain limitations. The current plan allows for the issuance of 250,000 shares of common stock to eligible employees. During 2004, 2003 and 2002, Cubist issued 66,248, 19,971 and 46,233 shares of common stock, respectively, pursuant to this plan.

401(k) Savings Plan and Other Defined Contribution Plans

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches in common stock up to 4% of a participant's total compensation. Employer common stock matches have immediate vesting. Cubist issued 53,164 shares of common stock in 2004 related to its 2003 match pursuant to this plan. Cubist issued no shares under this plan in 2003. Cubist issued 68,317 shares of common stock in 2002 pursuant to this plan.

        Cubist maintained a Contracted In Money Purchase Scheme for all employees in the United Kingdom prior to its closure on August 31, 2004 (see Note C). Participants were able to contribute up to 5% of their annual compensation to the scheme. Cubist matched contributions at a level up to 5% of an employee's salary. Cubist's United Kingdom subsidiary contributed $55,000, $90,000 and $69,000 during 2004, 2003 and 2002, respectively.

Q.    INCOME TAXES

        Based on Cubist's current financial status, realization of Cubist's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset and the related valuation allowance are as follows:

	2004	2003	2002
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$108,583	$86,700	$64,707
Research and development costs	48,699	39,016	29,435
Tax credit carryforwards	11,232	8,926	7,612
Impairment charge	896	3,861	—
Deferred revenues	205	2,773	(1,002)
Other, net	776	1,038	1,517

Total deferred tax assets	170,391	142,314	102,269
Valuation allowance	(170,391)	(142,314)	(102,269)

Net deferred tax assets	$—	$—	$—

        The effective rate differs from the statutory rate of 34% due to the following:

	2004	2003	2002
Federal	34.0%	34.0%	34.0%
State	6.6%	5.8%	6.4%
Foreign Rate Differential	0.0%	-0.5%	0.3%
Research and development tax credit	1.4%	0.9%	1.2%
Valuation Allowance	-41.4%	-40.4%	-41.1%
Other	-0.6%	0.2%	-0.8%

Effective Tax Rate	0.0%	0.0%	0.0%

        At December 31, 2004, Cubist has federal net operating loss carryforwards of approximately $266.0 million, which begin to expire in 2008 and state net operating loss carryforwards of $241.5 million, which begin to expire in 2005. In 2004, $1.9 million of state net operating loss carryforwards expired. Of the $170.4 million valuation allowance at December 31, 2004, $5.7 million relates to the tax benefit of the exercise of stock options. This amount will result in an increase in Additional Paid in Capital upon realization of these losses. Cubist also has federal and state credit carryforwards of $8.9 million and $3.5 million respectively, which begin to expire in 2008.

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

R.    BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

        Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company's revenues are currently generated within the U.S.

        Revenues for the year ended December 31, 2004 included revenues from three wholesalers, Cardinal Health, Inc., AmerisourceBergen and McKesson Drug Co., representing 32%, 31%, and 22% of revenues, respectively. Revenues for the year ended December 31, 2003 included 38% from Cubist's international commercialization agreement with Chiron Corporation, and revenues from three wholesalers, Cardinal Health, Inc., AmerisourceBergen and McKesson Drug Co., representing 17%, 16% and 13% of revenues, respectively. Revenues for the year ended December 31, 2002 included 64% from Cubist's European commercialization agreement with Gilead Sciences and 26% from Cubist's research collaboration agreement with Novartis.

        The following summary discloses tangible long-lived assets, net of accumulated depreciation and amortization, by geographic location:

	Domestic	International	Consolidated
	(in thousands)
Year Ended December 31, 2004
Long-lived assets	$47,948	$—	$47,948
Year Ended December 31, 2003
Long-lived assets	$44,444	$777	$45,221
Year Ended December 31, 2002
Long-lived assets	$46,550	$1,718	$48,268

S.     LEGAL PROCEEDINGS

        As previously reported in the Company's Quarterly Report on Form 10-Q filed on August 6, 2004, in May 2004, the Staff of the Boston Office of the SEC informed us that it was considering whether the Company or its former Chairman had a duty under the federal securities laws to disclose information about the results of the Company's Community Acquired Pneumonia trial, or CAP trial, prior to the Company's January 16, 2002 press release regarding the results of the CAP trial. Although the Company cannot predict the outcome of the SEC investigation, it believes that the January 16, 2002 disclosure was timely.

T.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal 2004 and 2003. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(in thousands, except per share data)
2004
Total revenues	$8,471	$14,735	$19,425		$25,440
Product revenues, net	$6,281	$13,257	$17,988		$21,033
Cost of product revenue	$2,425	$4,538	$6,440		$6,846
Net loss	$(23,243)	$(17,874)	$(17,705)		$(17,690	)(1)
Net loss per share	$(0.58)	$(0.44)	$(0.44)		$(0.40	)(1)
2003
Total revenues	$357	$—	$—		$3,360
Product revenues, net	$—	$—	$—		$1,673
Cost of product revenue	$—	$—	$—		$816
Net loss	$(24,992)	$(24,270)	$(34,208	)(2)	$(31,533	)(2)
Net loss per share	$(0.85)	$(0.82)	$(1.12	)(2)	$(0.83	)(2)

(1)
In the fourth quarter, Cubist recorded a non-cash patent impairment charge of $2.2 million (see Note H).

(2)
In 2003, Cubist recorded a lease termination charge of $12.9 million related to planned closure of its UK facility ($9.1 million of the charge was recorded in the third quarter of 2003 and $3.8 million was recorded in the fourth quarter of 2003, see Note C).

U.    SUBSEQUENT EVENTS

        In March 2005, Cubist announced that it entered into definitive agreements to purchase from Eli Lilly a 2% reduction in the royalties payable to Eli Lilly on net sales of CUBICIN. Upon the closing of the transaction, Cubist will issue to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. The closing of the transaction is subject to certain conditions, including the effectiveness of a registration statement covering the resale of such shares of common stock. If the registration statement is not declared effective within ninety days of the effective dates of the agreements, Eli Lilly may terminate the arrangement prior to Cubist issuing the shares and the royalty reduction will not take effect. The price of the shares has been determined based on the average closing price of the stock over ten consecutive trading days ending March 2, 2005, and is $10.66 per share. A total of 1,876,173 shares will be issued if the transaction is consummated. In exchange for the shares, Cubist's global royalty obligation to Eli Lilly on CUBICIN sales will be reduced by two percentage points.

        In February 2005, Cubist announced that it received approval from the FDA for commercial production of the active ingredient in CUBICIN at a second bulk drug facility, operated by ACS, in Agnani, Italy.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to our executive officers and directors may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2005. Such information is incorporated herein by reference.

        In 2002, our board of directors adopted a Code of Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com and in our filings with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the sections captioned "Executive Compensation," "Proposal No. 1—Election of Directors," "Corporate Performance Graph," and "Compensation Committee Report on Executive Officer Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2005. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required with respect to this item may be found in the sections captioned "Principal Stockholders" and "Management Stockholders" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2005. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2005. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required with respect to this item may be found in the section captioned "Independent Public Accountants" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2005. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
Documents Filed As Part Of Form 10-K

1. Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Balance Sheets as of December 31, 2004 and 2003

  •
  Statements of Operations for the years ended December 31, 2004, 2003 and 2002

  •
  Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

  •
  Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

  •
  Notes to Financial Statements

2. Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2004 and 2003(1)

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Sales Returns & Allowances, Chargebacks, Discounts, and Rebates (2)
Year Ended December 31, 2004	$113	2,057	(1,395)	$775
Year Ended December 31, 2003	$—	126	(13)	$113

(1)
Sales of CUBICIN commenced in November 2003, therefore, there were no reserves for the period ended December 31, 2002.

(2)
Additions to sales returns and allowances, chargebacks, discounts, and rebates are recorded as a reduction of revenue.

3. List of Exhibits

1.1	Underwriting Agreement, dated November 22, 2004, by and among Cubist Pharmaceuticals, Inc. and Morgan Stanley & Co. Incorporated, Pacific Growth Equities, LLC, WR Hambrecht + Co, LLC, Harris Nesbitt Corp., and Wells Fargo Securities, LLC (Exhibit 1.1, Cubist's Current Report on Form 8-K filed on November 24, 2004) (File no. 000-21379)
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1, Cubist's Quarterly Report on Form 10-Q, filed on August 6, 2004) (File no. 000-21379)
3.2	Amended and Restated By-Laws of Cubist, as amended to date. (Exhibit 3.4, Form S-1 Registration Statement filed on June 25, 1996, File No. 333-6795)
4.1	Specimen certificate for shares of common stock (Exhibit 4.1, Annual Report on Form 10-K filed on March 28, 2003) (File No. 000-21379)
4.2	Rights Agreement, dated as of July 21, 1999 between Cubist and BankBoston, N.A. as Rights Agent (Exhibit 99.1, Current Report on Form 8-K filed on July 30, 1999) (File No. 000-21379)
4.3
First Amendment dated as of March 7, 2000 to the Rights Agreement, dated as of July 21, 1999 between Cubist and Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent (Exhibit 4.2, Registration Statement on Form 8-A/A filed on March 9, 2000) (File No. 000-21379)
**10.1	Amended and Restated 1993 Stock Option Plan. (Exhibit 10.6, Pre-effective Amendment No. 1 to Form S-1 Registration Statement filed on July 31, 1996. File No. 333-6795)
10.2	Amended and Restated Stockholders Rights Agreement by and among Cubist and the parties signatory thereto. (Exhibit 10.20,, Form S-1 Registration Statement filed on June 25, 1996, File No. 333-6795)
**10.3	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
**10.4	1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
10.5
Registration Rights Agreement, dated as of September 10, 1998 between Cubist and each person listed on Exhibit A thereto (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)
10.6	Common stock Purchase Warrants, dated September 23, 1998, executed by Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)
**10.7	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
**10.8	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
†10.9	Manufacturing and Supply Agreement, entered into as of June 22, 2000, by and between Cubist and DSM Capua S.p.A (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)

10.10	Services Agreement, entered into as of June 22, 2000, by and between Cubist and Gist-brocades Holding A.G. (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.11	Development and Supply Agreement, dated April 3, 2000, by and between Cubist and Abbott Laboratories (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.12	Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company and Cubist (Exhibit 10.59, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.13	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.14	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.15	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.16	Indenture by and between Cubist and The Bank of New York, dated as of October 26, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.17	Note, dated October 26, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
10.18	Registration Rights Agreement by and among Cubist and the Initial Purchasers, dated as of October 26, 2001 (Exhibit 10.4, Quarterly Report on Form 10- Q, filed November 14, 2001, File No. 000-21379)
10.19
Purchase and Sale Agreement, by and between Spaulding and Slye Hayden Woods LLC and Cubist, dated as of July 28, 2000 (Exhibit 10.61, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
10.20	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.21	Manufacturing and Supply Agreement, dated as of September 30, 2001, by and between Cubist and ACS Dobfar S.p.A. (Exhibit 10.63, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
**10.22	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
**10.23	Amended and Restated 2002 Directors' Stock Option Plan (Appendix G, Proxy Statement filed April 17, 2003, File No. 000-21379)
†10.24	License Agreement, dated as of July 31, 2002, by and between Cubist and Biochemie GmbH (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
10.25	Transition Agreement, dated February 25, 2003, between the Company and Scott M. Rocklage (Exhibit 10.66, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21379)
†10.26
Second Amendment to Manufacturing and Supply Agreement, dated as of February 12, 2003, by and between Cubist and ACS Dobfar S.p.A. (Exhibit 10.67, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21379)

10.27
Counterpart Agreement to Lease, dated February 20, 2002, between Slough Trading Estate Limited and Cubist Pharmaceuticals (UK) Limited and Cubist (Exhibit 10.68, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21379)
10.28	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21379)
10.29	2002 Stock in Lieu of Cash Compensation Plan (Exhibit 10.70, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21379)
10.30	Credit Agreement dated April 30, 2003, by and between Cubist and Citizens Bank of Massachusetts (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)
10.31
Amendment No. 1 dated July 1, 2003 to the Assignment and License Agreement dated October 20, 2000, between Cubist and Eli Lilly (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)
10.32
Amendment No. 2 dated July 16, 2003 to the License Agreement dated July 31, 2002, between Cubist and Sandoz GmbH (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)
†10.33
License Agreement dated as of October 2, 2003, by and between Cubist, Chiron Healthcare Ireland Ltd. and Chiron Corporation (Exhibit 10.69, Annual Report on Form 10-K, filed March 12, 2004, File No. 000-21379)
10.34
Lease dated January, 2004, between the California State Teachers' Retirement System and Cubist regarding 55 Hayden Avenue (Exhibit 10.1, Cubist's Quarterly Report on Form 10-Q filed on May 7, 2004) (File no. 000-21379)
†10.35	License Agreement dated June 2, 2004, by and between Cubist and XTL Biopharmaceuticals Ltd. (Exhibit 10.1, Cubist's Quarterly Report on Form 10-Q filed on August 6, 2004) (File no. 000-21379)
†10.36
Amendment #1 dated April 1, 2004 to the License Agreement dated October 2, 2003, by and between Cubist and Chiron Healthcare Ireland, Ltd. (Exhibit 10.2, Cubist's Quarterly Report on Form 10-Q filed on August 6, 2004) (File no. 000-21379)
**10.37	Retention Letter dated August 6, 2004 by and between Cubist and Michael J. Bonney (Exhibit 10.1, Cubist's Quarterly Report on Form 10-Q filed on November 9, 2004) (File no. 000-21379)
**10.38	Retention Letter dated August 6, 2004 by and between Cubist and Francis P. Tally (Exhibit 10.2, Cubist's Quarterly Report on Form 10-Q filed on November 9, 2004) (File no. 000-21379)
**10.39	Retention Letter dated August 6, 2004 by and between Cubist and Barry I. Eisenstein (Exhibit 10.3, Cubist's Quarterly Report on Form 10-Q filed on November 9, 2004) (File no. 000-21379)
**10.40	Retention Letter dated August 6, 2004 by and between Cubist and Oliver S. Fetzer (Exhibit 10.4, Cubist's Quarterly Report on Form 10-Q filed on November 9, 2004) (File no. 000-21379)
**10.41	Retention Letter dated August 6, 2004 by and between Cubist and David W.J. McGirr (Exhibit 10.5, Cubist's Quarterly Report on Form 10-Q filed on November 9, 2004) (File no. 000-21379)

**10.42	Retention Letter dated August 6, 2004 by and between Cubist and Christopher D.T. Guiffre (Exhibit 10.6, Cubist's Quarterly Report on Form 10-Q filed on November 9, 2004) (File no. 000-21379)
**10.43	Retention Letter dated August 6, 2004 by and between Cubist and Robert J. Perez (Exhibit 10.7, Cubist's Quarterly Report on Form 10-Q filed on November 9, 2004) (File no. 000-21379)
10.44	Cubist Short Term Incentive Plan Terms and Conditions (Exhibit 10.1, Cubist's Current Report on Form 8-K filed on December 13, 2004) (File no. 000-21379)
14.1	Amended and Restated Code of Conduct and Ethics (Exhibit 14.1, Cubist's Annual Report on Form 10-K filed on March 12, 2004) (File no. 000-21379)
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Audit Committee Charter (Exhibit 99.3, Annual Report Form 10-K, filed March 28, 2003, File No 000-21379)
99.2	Amended and Restated Compensation Committee Charter
99.3	Amended and Restated Corporate Governance Guidelines
99.4	Amended and Restated Corporate Governance & Nominating Committee Charter

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

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005
/s/ KENNETH M. BATE Kenneth M. Bate	Director	March 14, 2005
/s/ JOHN K. CLARKE John K. Clarke	Director	March 14, 2005
/s/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	March 14, 2005
/s/ WALTER R. MAUPAY Walter R. Maupay	Director	March 14, 2005
/s/ MARTIN ROSENBERG Martin Rosenberg	Director	March 14, 2005
/s/ MATTHEW SINGLETON J. Matthew Singleton	Director	March 14, 2005
/s/ MICHAEL B. WOOD Michael B. Wood	Director	March 14, 2005