Form 10-Q
period 2005-03-31
CUBIST PHARMACEUTICALS INC
filed 2005-05-05
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 29, 2005: 53,231,755.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended March 31, 2005

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004
Notes to the Condensed Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II. Other Information

1.	Legal proceedings
6.	Exhibits
Signatures

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,594	$20,572
Short-term investments	78,359	84,044
Accounts receivable, net	9,429	9,854
Inventory	6,748	4,891
Prepaid expenses and other current assets	5,583	3,626
Total current assets	121,713	122,987
Property and equipment, net	47,404	47,948
Intangible assets, net	36,723	17,465
Long-term investments	17,224	23,801
Other assets	3,379	3,707
Total assets	$226,443	$215,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,452	$5,504
Accrued liabilities	18,445	19,413
Deferred revenue	3,801	4,250
Current portion of capital lease obligations	117	117
Total current liabilities	30,815	29,284
Deferred revenue, excluding current portion	700	700
Long-term debt	165,000	165,000
Capital lease obligations, net of current portion	49	78
Total liabilities	196,564	195,062
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 53,209,368 and 51,153,827 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	53	51
Additional paid-in capital	494,671	472,758
Accumulated deficit	(464,845)	(451,963)
Total stockholders’ equity	29,879	20,846
Total liabilities and stockholders’ equity	$226,443	$215,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands except share and per share amounts)

Revenues:
Product revenues, net	$20,889	$6,281
License fee revenues	1,492	1,417
Collaborative agreement and other revenues	1,301	773
Total revenues	23,682	8,471

Costs and expenses:
Cost of product revenues	6,925	2,425
Research and development	13,743	13,461
Sales and marketing	9,545	8,549
General and administrative	4,762	4,577
Total costs and expenses	34,975	29,012

Operating loss	(11,293)	(20,541)

Other expense, net:
Interest income	760	423
Interest expense	(2,459)	(3,175)
Other income	110	50
Total other expense, net	(1,589)	(2,702)

Net loss	$(12,882)	$(23,243)

Basic and diluted net loss per common share	$(0.25)	$(0.58)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	51,506,878	40,142,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands)

Cash flows from operating activities:
Net loss	$(12,882)	$(23,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,758	1,916
Amortization of debt issuance costs	190	256
Amortization of premium on investments	93	110
Other	379	399
Changes in assets and liabilities:
Accounts receivable	425	(2,125)
Inventory	(1,857)	(1,993)
Prepaid expenses and other current assets	(1,957)	(907)
Other assets	138	(373)
Accounts payable and accrued liabilities	2,699	(4,874)
Deferred revenue	(449)	(1,417)
Total adjustments	1,419	(9,008)
Net cash used in operating activities	(11,463)	(32,251)

Cash flows from investing activities:
Purchases of property and equipment	(472)	(597)
Purchases of investments	(228,242)	(52,226)
Maturities of investments	240,411	60,350
Net cash provided by investing activities	11,697	7,527

Cash flows from financing activities:
Issuance of common stock, net	822	694
Repayments of long-term debt and capital lease obligations	(29)	(529)
Net cash provided by financing activities	793	165

Net increase (decrease) in cash and cash equivalents	1,027	(24,559)
Effect of changes in foreign exchange rates on cash balances	(5)	423
Cash and cash equivalents, beginning of period	20,572	33,662
Cash and cash equivalents, end of period	$21,594	$9,526
Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common stock to Eli Lilly	$20,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2005 and 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.

B.  ACCOUNTING POLICIES

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21 for all revenue transactions entered into in fiscal periods beginning after June 30, 2003. Principal sources of revenue are sales of Cubicin® (daptomycin for injection), license fees and milestone payments that are derived from collaborative agreements with biotechnology companies.  The Company has followed the following principles in recognizing revenue:

Multiple Element Arrangements

Cubist analyzes its multiple element arrangements entered into after June 30, 2003, to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” An element of a contract can be accounted for separately if the delivered elements have stand-alone value and the fair value of any undelivered elements is determinable.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $156,000 and $172,000 at March 31, 2005 and December 31, 2004, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data on product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts and chargebacks are netted against accounts receivable and were $766,000 and $602,000 at March 31, 2005 and December 31, 2004, respectively. To date there have been no sales incentives offered to customers.

License Revenues

Non-refundable license fees are recognized in accordance with the provisions of each agreement. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such obligation only after both the license period has commenced and the technology has been delivered.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2005 presentation.

Revision in the Classification of Certain Securities

In connection with the preparation of the 2004 annual report on Form 10-K, Cubist concluded that it was appropriate to classify its auction rate securities as short-term investments. Previously, such securities had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has made adjustments to its Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  There was no impact on net income or cash flows from operations as a result of the reclassification.

Net Loss Per Common Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation.  Potential common shares excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive were:

	March 31,
	2005	2004
Options to purchase shares of common stock	6,529,330	6,049,724
Warrants to purchase shares of common stock	—	16,459
Notes payable convertible into shares of common stock	3,495,763	3,949,864

Comprehensive Loss

Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the quarters ended March 31, 2005 and 2004.

Accounting for Stock-Based Compensation

Cubist has several stock-based compensation plans.  The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for qualifying options granted to its employees under its plans and applies Statement of Financial Accounting (SFAS) No. 123, “Accounting for Stock Issued to Employees” for disclosure purposes only.  The disclosures of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” include pro forma net loss and net loss per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS No. 123, Cubist’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(12,882)	$(23,243)
Add: Stock-based employee compensation recorded in net loss, as reported	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,636)	(4,921)
Pro forma net loss	$(16,518)	$(28,164)

Loss per share:
Basic and diluted - as reported	$(0.25)	$(0.58)
Basic and diluted - pro forma	$(0.32)	$(0.70)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method.  The following weighted-average assumptions were used:

	Three months ended March 31,
	2005	2004
Expected stock price volatility	100%	62%
Risk free interest rate	3.9%	3.5%
Expected annual dividend yield per share	0%	0%
Expected life of options	5 years	5 years

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”   SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date.  Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share included in this quarterly report.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs”, or SFAS No. 151. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.

C.  GUARANTEES

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

D.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2005	December 31, 2004
	(in thousands)
Accrued payroll	$358	$646
Accrued commissions	539	1,621
Accrued bonus	995	3,049
Accrued benefit costs	1,221	1,884
Accrued clinical trials	1,798	1,404
Accrued interest	3,781	1,512
Accrued manufacturing costs	3,732	1,899
Deferred rent	839	709
Accrued royalty	1,878	3,511
Other accrued costs	3,304	3,178
	$18,445	$19,413

E.  INVENTORY

Inventories are stated at the lower of cost or market with cost determined under the first-in / first-out, or FIFO, method. The Company analyzes its inventory levels quarterly, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at:

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials	$2,103	$616
Work in process	2,978	1,705
Finished goods	1,667	2,570
	$6,748	$4,891

F.  INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2005	December 31, 2004
	(in thousands)

Patents	$2,627	$2,627
Manufacturing rights	11,590	11,590
Acquired technology rights	28,500	8,500
Intellectual property and processes and other intangibles	5,388	5,388
	48,105	28,105
Less: accumulated amortization - patents	(1,952)	(1,937)
accumulated amortization - manufacturing rights	(3,107)	(2,549)
accumulated amortization - acquired technology rights	(951)	(783)
accumulated amortization - intellectual property and processes and other intangibles	(5,372)	(5,371)
Intangible assets, net	$36,723	$17,465

Additions to intangible assets during 2005 relate to $20.0 million of payments to Eli Lilly in the form of common stock related to the Company’s license agreement with Eli Lilly. Cubist will amortize the additional Eli Lilly intangible asset over the remaining life of the licensing agreement with Eli Lilly commencing when the shares are registered by Cubist or sold by Eli Lilly (see note G). The amortization of the Eli Lilly intangible assets and the manufacturing rights are included in cost of product revenues.

Amortization expense was $0.7 million and $0.7 million for the quarters ended March 31, 2005 and 2004, respectively. The estimated aggregate amortization expenses for intangible assets at March 31, 2005 for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2005	$3,560
2006	4,747
2007	4,747
2008	4,016
2009	2,928
2010	2,928
2011 and thereafter	13,797
$36,723

G.  STOCKHOLDER’S EQUITY

In March 2005, Cubist announced that it entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalties payable to Eli Lilly on net sales of CUBICIN. Cubist issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 per share, determined based on the average closing price of the stock over ten consecutive trading days ending March 2, 2005. Cubist’s global royalty obligation to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005.

H.  SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, or SFAS No. 131, establishes standards for reporting information on operating segments in interim and annual financial statements.  Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs.  The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer.  Substantially all of the Company’s revenues are currently generated within the U.S.

Revenues for the quarter ended March 31, 2005 included revenues from three wholesalers, Cardinal Health, Inc., AmerisourceBergen and McKesson Drug Co., representing 31%, 31%, and 22% of revenues, respectively, and 11% from Cubist’s international commercialization agreement with Chiron Corporation. Revenues for the quarter ended March 31, 2004 included revenues from three wholesalers, AmerisourceBergen, Cardinal Health, Inc., and McKesson Drug Co., representing 26%, 25%, and 20% of revenues, respectively, and 17% from Cubist’s international commercialization agreement with Chiron Corporation.

I.  LEGAL PROCEEDINGS

As previously reported in the Company’s filings with the SEC, in May 2004 the Staff of the Boston Office of the SEC informed us that it is considering whether the Company or its former Chairman had a duty under the federal securities laws to disclose information about the results of the Company’s Community Acquired Pneumonia trial, or CAP trial, prior to the Company’s January 16, 2002 press release regarding the results of the CAP trial.  Although the Company cannot predict the outcome of the SEC investigation, it believes that the January 16, 2002 disclosure was timely.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘could,’’ ‘‘should,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘continue’’ or other similar words.  These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled “Risk Factors” in this Quarterly Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report, and we caution readers not to place undue reliance on such statements.

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•                  the acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

•                  our expectations regarding the future market demand and medical need for CUBICIN;

•                  our expectations regarding clinical trials and development time lines for CUBICIN or other product candidates;

•                  our expectations regarding our ability to continue to manufacture sufficient quantities of CUBICIN in accordance with current Good Manufacturing Practices;

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

•                  any changes in the current or anticipated market demand or medical need for CUBICIN;

•                  competition, particularly with respect to CUBICIN;

•                  our ability to continue to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and at acceptable cost;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs.  We have one marketed product, CUBICIN, that was approved in the United States for the treatment of complicated skin and skin structure infections, or cSSSI, in September 2003.  Net product sales of CUBICIN were $20.9 million and $6.3 million for the first quarter of 2005 and 2004, respectively.  In the first quarter of 2005, we expanded our target market and hired 24 additional sales people. We continue to sell CUBICIN in accordance with our drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users.  We also maintain agreements with third parties to perform various supply chain activities, including:  manufacturing and supplying CUBICIN bulk drug substance; converting CUBICIN bulk drug substance into its finished, vialed and packaged formulation; managing warehousing and distribution of CUBICIN to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

Net loss for the first quarter of 2005 was $12.9 million or $0.25 per share, compared to $23.2 million or $0.58 per share in the first quarter of 2004.  In the first quarter of 2005, we made investments in our research programs and in expanding our sales force and realized the benefit of our reduced debt balance, which resulted in lower interest expense for the three months ended March 31, 2005 compared to March 31, 2004.  Our sNDA for additional API manufacturing at the ACS Dobfar SpA, or ACS, facility in Italy was approved by the FDA in February 2005 and, in mid-March we filed an sNDA CBE-30 for an additional fill/finish plant in Albuquerque, New Mexico, operated by Cardinal Health PTS, LLC.  These facilities will allow for increased capacity and an improved supply chain.

We have incurred net losses since our inception, principally as a result of research and development efforts, preclinical testing and clinical trials. As of March 31, 2005, we had an accumulated deficit of $464.8 million. We expect to incur losses for the foreseeable future as we continue our investments in sales and marketing activities related to CUBICIN as well as research and development for other drug products with potential commercial viability.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues

The following table sets forth March 31, 2005 and 2004 revenues together with the percentage change in revenues:

	Three months ended March 31,
	2005	2004	% Change
	(in millions)
Product revenues, net	$20.9	$6.3	232%
License fee revenues	1.5	1.4	7%
Collaborative agreement and other revenues	1.3	0.8	63%
Total revenues	$23.7	$8.5	179%

Product Revenues, net

Net sales of CUBICIN were $20.9 million and $6.3 million for the quarters ended March 31, 2005 and 2004, respectively. Gross sales of CUBICIN totaled $21.7 million and $6.8 million for the quarters ended March 31, 2005 and 2004, respectively, and offset by $0.8 million and $0.5 million of allowances for sales returns, Medicaid rebates, chargebacks and prompt-pay discounts. The increase in revenue is primarily due to increased customer volume as well as the benefit of a 6% price increase in November 2004.

We currently do not allow wholesalers to stock CUBICIN.  We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product.  We plan to shift from the drop-ship program in the future, however, we have not determined when the change will occur.  When we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel.  In addition, we have been approached by certain of our wholesale customers regarding new fees related to various data supply and administrative services.  If we are required to pay substantial additional fees to our wholesalers, our net product revenue will be impacted.

License Fee Revenues

Total license fee revenues for the quarter ended March 31, 2005 were $1.5 million as compared to $1.4 million for the quarter ended March 31, 2004, an increase of $0.1 million or 7%.  Included in license fee revenue for the quarter ended March 31, 2005 and 2004 is $1.4 million of revenue related to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement of two years. The Company currently expects to recognize $2.8 million of the up-front fee as revenue in the remainder of 2005 assuming no change in our estimated development period.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the quarter ended March 31, 2005 were $1.3 million as compared to $0.8 million in the quarter ended March 31, 2004, an increase of $0.5 million or 63%. Included in collaborative agreement and other revenues is $1.2 million of development revenue from our commercialization agreement with Chiron recognized in the quarter ended March 31, 2005 compared to no development revenue in the quarter ended March 31, 2004, and $0.1 million of SBIR revenue in the quarter ended March 31, 2005 compared to $0.7 million of SBIR revenue in the quarter ended March 31, 2004.

Costs and Expenses

The following table sets forth March 31, 2005 and 2004 costs and expenses together with the percentage change in costs and expenses:

	Three months ended March 31,
	2005	2004	% Change
	(in millions)
Cost of product revenues	$6.9	$2.4	188%
Research and development	13.7	13.5	1%
Sales and marketing	9.5	8.5	12%
General and administrative	4.8	4.6	4%
Total costs and expenses	$34.9	$29.0	20%

Cost of Product Revenues

Cost of product revenues were $6.9 million and $2.4 million in the quarters ended March 31, 2005 and 2004, respectively.  Our gross margin for the quarter ended March 31, 2005 was 67% as compared to 61% for the quarter ended March 31, 2004, primarily due to higher volume resulting in lower cost per unit. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  As our production volumes increase there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.

Research and Development Expenses

Total research and development expense in the quarter ended March 31, 2005 was $13.7 million as compared to $13.5 million in the quarter ended March 31, 2004, an increase of $0.2 million or 1%. The increase from 2004 to 2005 is primarily due to $1.6 million of costs associated with our HepeX-B program which was in-licensed in June 2004, $0.5 million of higher payroll and employee related expenses, $0.4 million in costs associated with the preparation of our second fill finish site, a $0.4 million increase in costs associated with lab services and a $0.2 million increase in consulting charges.  These increases were partially offset by $3.4 million in costs incurred in 2004 for our CAB-175 and OCTX programs that were discontinued in 2004.

We expect to continue incurring substantial research and development expenses related to: i) Phase 3b and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as HepeX-B and potential compounds under our discovery research program; iii) manufacturing and formulation development costs related to HepeX-B;  iv)  regulatory matters; and v) medical affairs activities.

Sales and Marketing Expenses

Sales and marketing expense in the quarter ended March 31, 2005 was $9.5 million as compared to $8.5 million in the quarter ended March 31, 2004, an increase of $1.0 million or 12%. The increase in sales and marketing expenses is primarily related to $1.5 million of increased payroll, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2005, and $0.9 million of marketing expenses for CUBICIN.  These increases were partially offset by a decrease of $1.4 million in medical education programs and $0.2 million in consulting.

General and Administrative Expenses

General and administrative expense in the quarter ended March 31, 2005 was $4.8 million as compared to $4.6 million in the quarter ended March 31, 2004, an increase of $0.2 million or 4%. This increase is primarily due to higher insurance premiums.

Other Expense, net

The following table sets forth March 31, 2005 and 2004 other expense, net together with the percentage change in other expense, net:

	Three months ended March 31,
	2005	2004	% Change
	(in millions)
Interest income	$0.8	$0.4	100%
Interest expense	(2.5)	(3.2)	-22%
Other income	0.1	0.1	0%
Total other expense, net	$(1.6)	$(2.7)	-41%

Interest income in the quarter ended March 31, 2005 was $0.8 million as compared to $0.4 million in the quarter ended March 31, 2004, an increase of $0.4 million or 100%. The increase in interest income was due to a higher average cash balance in the first quarter of 2005 as compared to the first quarter of 2004 as well as an increase in interest rates.

Interest expense in the quarter ended March 31, 2005 was $2.5 million as compared to $3.2 million in the quarter ended March 31, 2004, a decrease of $0.7 million or 22%.  Interest expense related to our $165.0 million 5½% subordinated convertible notes was approximately $2.3 million for both the quarters ended March 31, 2005 and 2004. Interest expense related to our 8½% senior convertible notes was zero and approximately $0.6 million in the quarter ended March 31, 2005 and 2004, respectively.  Included in interest expense for the quarters ended March 31, 2005 and 2004 is $0.2 million and $0.3 million, respectively, of interest expense related to the amortization of debt issuance costs.  Our remaining debt obligation as of March 31, 2005 relates to our $165.0 million 5½% subordinated convertible notes due in November 2008.  We expect our interest expense to decrease in 2005 as compared to 2004 due to the reduction in our debt balance.

Other Income

Other income in the quarter ended March 31, 2005 was $0.1 million as compared to $0.1 million in the quarter ended March 31, 2004.  Other income for the quarter ended March 31, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited which resulted in the return of our original investment in Syrrx.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt obligations, including principal, interest and capital lease obligations. We fund our cash requirements through the following methods:

•                                          product sales of CUBICIN;

•                                          payments from our strategic collaborators including license fees, sponsored research funding and research grants;

•                                          equity and debt financings;

•                                          equipment financings; and

•                                          interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of March 31, 2005 we had an accumulated deficit of $464.8 million. We expect to incur losses for the foreseeable future related to the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities.

Net cash used in operating activities was $11.5 million for the quarter ended March 31, 2005 due to our net loss for the quarter, purchases of inventory and an increase in prepaids and other current assets.  These uses of cash were partially offset by the timing of accounts payable and accrual payments and a decrease in accounts receivable.

Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the quarter ended March 31, 2005 were $0.5 million as compared to $0.6 million in the quarter ended March 31, 2004. In the remainder of 2005, we plan to invest in additional computer hardware and software as well as development equipment related to our fermentation pilot plant.

Net cash of $0.8 million was provided by financing activities in the quarter ended March 31, 2005 as compared to $0.2 million provided by financing activities in the quarter ended March 31, 2004.  Proceeds from financing activities for the three months ended March 31, 2005 consisted of $0.8 million of cash received from employees exercise of stock options and purchases of common stock through our employee stock purchase plan.

In March 2005, Cubist announced that it entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalties payable to Eli Lilly on net sales of CUBICIN. Cubist issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 per share, determined based on the average closing price of the stock over ten consecutive trading days ending March 2, 2005. Our global royalty obligation to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005.

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

In October 2001, Cubist completed the private placement of $125.0 million of 5½% convertible subordinated notes (less financing costs of $4.0 million). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5½% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The deferred costs of $5.3 million are amortized to interest expense over the life of the debt.  In the quarters ended March 31, 2005 and 2004, $0.2 million and $0.3 million was amortized to interest expense, respectively.  The outstanding balance under this facility totaled $165.0 million at March 31, 2005.

Our total cash, cash equivalents and investments at March 31, 2005 was $117.2 million as compared to $128.4 million at December 31, 2004. Based on the net cash raised from our equity financing in November 2004 of $112.4 million, and the cash inflows from sales of CUBICIN, we now believe that our existing cash, cash equivalents, investments and cash flows from revenues will be sufficient to fund our operating expenses, debt obligation, milestone payments under our collaborative agreements and capital requirements under our current business plan through at least the end of 2006.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as milestone payments and royalties on future sales, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at March 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or less	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$165.0		$165.0
Interest on subordinated convertible notes	9.1	18.2	9.1	—	36.4
Capital lease	0.1	0.1	—	—	0.2
Operating leases, net of sublease income	0.3	0.5	0.5	0.1	1.4
Inventory purchase obligations	12.3	30.2	21.3	4.9	68.7
External collaborations	2.9	2.0	—	—	4.9
Total contractual cash obligations	$24.7	$51.0	$195.9	$5.0	$276.6

The subordinated convertible notes consist of $165.0 million of 5½% convertible subordinated notes, due in November 2008.  These notes require semi-annual interest payments in May and November of each year through maturity.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2004, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.  There have been no changes to these policies since December 31, 2004.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

RISK FACTORS

Investing in our company involves a high degree of risk. You should consider carefully the risks described below, together with the other information in and incorporated by reference into this quarterly report. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected. This could cause the market price of our common stock to decline, and could cause you to lose all or part of your investment.

Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not be widely accepted by physicians, patients, third-party payors, or the medical community in general.

We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that in the near term our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 and launched in the United States in November 2003. Because of the recent introduction of CUBICIN, we have limited experience as to the sales of this product. We cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market. CUBICIN competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of CUBICIN depends on a number of factors, including:

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

In addition, the FDA approval to market CUBICIN in the United States requires that we conduct a post-marketing clinical study to assess the safety, efficacy and pharmacokinetics of CUBICIN in renal impairment patients with cSSSI. Clinical sites began screening for eligible subjects for this study in February 2005. Our business would be seriously harmed if we do not complete this study and the FDA revokes its marketing approval for CUBICIN.  In addition, adverse medical events that occur during the post-marketing clinical study could result in the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline.

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

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. We have limited experience conducting clinical trials. The majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborative partners, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during them could cause the clinical trials to be repeated, extended, or a program to be terminated, even if other studies or trials relating to the program are successful.  In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements.

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

•                  the failure of our clinical investigational sites and related facilities and records to be in compliance with the FDA’s Good Clinical Practices; or

•                  inability to enroll study subjects.

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

We do not have the capability to manufacture our own CUBICIN bulk drug substance. We have entered into manufacturing and supply agreements with both DSM Capua SpA , or DSM, and ACS to manufacture and supply to us CUBICIN drug substance for commercial purposes. ACS was not approved by the FDA to produce commercial supply of CUBICIN drug substance until February 2005. Therefore, our supply to date of CUBICIN drug substance has come from one supplier, DSM. ACS has recently begun manufacturing CUBICIN drug substance for commercial sale.

We do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira, Inc., or Hospira, and Cardinal to manufacture and supply to us finished drug product. However, only Hospira is currently capable of manufacturing finished product for commercial sale. We do not expect to be able to sell product finished from Cardinal until sometime in the second quarter of 2005. Therefore, we anticipate that we will continue to depend entirely on one company, Hospira, to manufacture clinical grade vialed formulations of CUBICIN and to manufacture and supply final vialed CUBICIN commercial drug product until that time.

If Cardinal is unable to meet or is delayed in meeting the final regulatory requirements necessary for the fill/finish of CUBICIN for commercial sale, or Hospira experiences any significant difficulties in its manufacturing processes for CUBICIN we could experience significant interruptions in the supply of CUBICIN. Because both the DSM and ACS manufacturing facilities are located in Italy, we may also experience interruption or significant delay in the supply of CUBICIN drug substance due to natural disasters, acts of war or terrorism, labor unrest or political instability in Italy. In addition, given our current fill schedule with Hospira, if Cardinal fails to meet the final regulatory requirements by the third quarter of 2005, we believe it will be necessary to obtain additional filling runs from Hospira in order to meet our expected demand for 2005.

If we are required to transfer manufacturing processes from our bulk or finished drug product manufacturers to other third-party manufacturers, we would be required to satisfy various additional regulatory requirements, and we could experience significant interruptions in the supply of CUBICIN.

We cannot guarantee that we will be able to reduce the costs of commercial scale manufacturing of CUBICIN over time. If the manufacturing costs of CUBICIN are too high, it may significantly delay or prevent Cubist from achieving profitability. In order to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make filings with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.  In addition, we have been approached by certain of our wholesale customers regarding new fees related to various data supply and administrative services.  If we are required to pay substantial additional fees to our wholesalers, our net product revenue will be impacted.

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

Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $12.9 million for the three months ended March 31, 2005 and $76.5 million for the twelve months ended December 31, 2004.   At March 31, 2005 we had an accumulated deficit of $464.8 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

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

Our annual debt service obligations on our 5 ½% subordinated convertible notes due in November 2008 are approximately $9.1 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, we will not be able to execute our current business plan successfully.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of CUBICIN, our other drug candidates and our research technologies.

Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. We consider that in the aggregate our unpatented proprietary technology, patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing, both in the United States and other important markets outside the United States. Our patent position is highly uncertain and involves complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies’ patents. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

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

If our collaborative partners or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection of our intellectual property, thereby easing our competitors’ ability to compete with us in such countries.

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

Regulatory approvals can be conditioned on certain factors that may delay the marketing of drug products and increase the cost of developing, manufacturing, or marketing drug products. Our company, our drug products and the manufacturing facilities for our drug products are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with post-approval regulatory requirements, including Good Manufacturing Practices, or GMP regulations, adverse event reporting and other requirements. In addition, if there are any modifications to a drug product, further regulatory approval will be required. Failure to comply with manufacturing and other post-approval regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

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

•                  We or our collaborators may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or processes do not infringe such third parties’ patents;

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

Our corporate compliance program cannot ensure that we are in compliance with all applicable “fraud and abuse” laws and regulations, and a failure to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from future lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In addition, the stock market in general, and the Nasdaq National Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

An adverse outcome of the SEC’s investigation into trading in our common stock around the time we disclosed information about the results of our Community Acquired Pneumonia trial could cause our stock price to decline.

In May 2004, the staff of the SEC advised our former Chairman and us that it was considering whether our former Chairman or we had a duty under the anti-fraud provisions of the federal securities laws to disclose information about the results of our Community Acquired Pneumonia trial, or CAP trial, prior to our January 16, 2002 press release. Prior to being notified in May 2004 that the SEC had decided to investigate the Company, we had been aware that the staff of the SEC had been conducting a formal investigation captioned “In the Matter of Trading in the Securities of Cubist Pharmaceuticals, Inc.” We had understood that the investigation was regarding whether there had been any trading in shares of our common stock while certain individuals were in possession of material nonpublic information about the results of the CAP trial. We had discussions, which were completed last year, with the Nasdaq National Market in connection with a 2002 NASD Regulation inquiry into trading in advance of the January 16, 2002 press release. The SEC filed a civil enforcement action against the wife of our former Chairman, her brother and her brother’s neighbor on January 12, 2005. This action alleges that the wife of our former Chairman transmitted material non-public information about the results of the CAP trial to her brother, and her brother transmitted this information to his neighbor prior to our press release of January 16, 2002. Neither the Company nor our former Chairman was named as a defendant in the SEC’s action.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2004, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s filings with the SEC, in May 2004, the Staff of the Boston Office of the SEC informed us that it was considering whether the Company or its former Chairman had a duty under the federal securities laws to disclose information about the results of the Company’s Community Acquired Pneumonia trial, or CAP trial, prior to the Company’s January 16, 2002 press release regarding the results of the CAP trial.

We had discussions, which were completed last year, with the Nasdaq National Market in connection with a 2002 NASD Regulation inquiry into trading in advance of the January 16, 2002 press release.  The SEC filed a civil enforcement action against the wife of our former Chairman, her brother and her brother’s neighbor on January 12, 2005.   This action alleges that the wife of our former Chairman transmitted material non-public information about the results of the CAP trial to her brother, and her brother transmitted this information to his neighbor prior to our press release of January 16, 2002.  Neither the Company nor our former Chairman was named as a defendant in the SEC’s action.

ITEM 6. EXHIBITS

(a)	The following exhibits have been filed with this report:

10.1 Amendment No. 2 dated March 3, 2005 to the Assignment and License Agreement dated October 20, 2000 between Cubist and Eli Lilly

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

May 5, 2005
By:	/s/ David W.J. McGirr
David W.J. McGirr Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)