Form 10-Q
period 2005-06-30
CUBIST PHARMACEUTICALS INC
filed 2005-08-04
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 29, 2005: 53,579,414.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended June 30, 2005

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Notes to the Condensed Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II. Other Information

1.	Legal Proceedings
2.	Unregistered Sales of Equity Securities and Use of Proceeds
4.	Submission of Matters to a Vote of Security Holders
6.	Exhibits
Signatures

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$19,615	$20,572
Short-term investments	79,031	84,044
Accounts receivable, net	10,572	9,854
Inventory	9,102	4,891
Prepaid expenses and other current assets	3,133	3,626
Total current assets	121,453	122,987
Property and equipment, net	46,920	47,948
Intangible assets, net	35,327	17,465
Long-term investments	8,684	23,801
Other assets	3,192	3,707
Total assets	$215,576	$215,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,834	$5,504
Accrued liabilities	21,894	19,413
Deferred revenue	1,417	4,250
Current portion of capital lease obligations	117	117
Total current liabilities	26,262	29,284
Deferred revenue, excluding current portion	700	700
Long-term debt	165,000	165,000
Capital lease obligations, net of current portion	20	78
Total liabilities	191,982	195,062
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 53,425,861 and 51,153,827 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	53	51
Additional paid-in capital	496,134	472,758
Accumulated deficit	(472,593)	(451,963)
Total stockholders’ equity	23,594	20,846
Total liabilities and stockholders’ equity	$215,576	$215,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands except share and per share amounts)
Revenues:
Product revenues, net	$25,642	$13,257	$46,531	$19,538
License fee revenues	1,417	1,417	2,909	2,834
Collaborative agreement and other revenues	1,196	61	2,497	834
Total revenues	28,255	14,735	51,937	23,206

Costs and expenses:
Cost of product revenues	7,371	4,538	14,296	6,963
Research and development	12,636	13,035	26,379	26,496
Sales and marketing	10,083	7,714	19,628	16,263
General and administrative	4,241	4,622	9,003	9,199
Total costs and expenses	34,331	29,909	69,306	58,921

Operating loss	(6,076)	(15,174)	(17,369)	(35,715)

Other expense, net:
Interest income	795	488	1,555	911
Interest expense	(2,459)	(3,172)	(4,918)	(6,347)
Other income (expense)	(8)	(16)	102	34
Total other expense, net	(1,672)	(2,700)	(3,261)	(5,402)

Net loss	$(7,748)	$(17,874)	$(20,630)	$(41,117)

Basic and diluted net loss per common share	$(0.15)	$(0.44)	$(0.39)	$(1.02)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	53,292,670	40,229,276	52,404,707	40,185,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(20,630)	$(41,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of equipment	—	46
Depreciation and amortization	4,191	3,611
Amortization of debt issuance costs	380	512
Amortization of premium on investments	174	253
Other non-cash charges	874	619
Changes in assets and liabilities:
Accounts receivable	(718)	(4,612)
Inventory	(4,211)	(2,758)
Prepaid expenses and other current assets	493	(453)
Other assets	135	(375)
Accounts payable and accrued liabilities	129	(6,840)
Deferred revenue	(2,833)	(2,833)
Total adjustments	(1,386)	(12,830)
Net cash used in operating activities	(22,016)	(53,947)

Cash flows from investing activities:
Purchases of property and equipment	(1,025)	(1,983)
Purchases of investments	(409,555)	(69,956)
Sales and maturities of investments	429,511	103,725
Net cash provided by investing activities	18,931	31,786

Cash flows from financing activities:
Issuance of common stock, net	2,200	921
Repayments of long-term debt and capital lease obligations	(58)	(1,058)
Net cash provided by (used in) financing activities	2,142	(137)

Net decrease in cash and cash equivalents	(943)	(22,298)
Effect of changes in foreign exchange rates on cash balances	(14)	295
Cash and cash equivalents, beginning of period	20,572	33,662
Cash and cash equivalents, end of period	$19,615	$11,659

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common stock to Eli Lilly	20,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2005 and 2004.

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

Product Revenues, net

Cubist recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, management fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $204,000 and $172,000 at June 30, 2005 and December 31, 2004, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data on product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks and wholesaler management fees are netted against accounts receivable and were $1,062,000 and $602,000 at June 30, 2005 and December 31, 2004, respectively.

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

Revision in the Classification of Certain Securities

The Company has reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  Previously, such securities had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has made adjustments to its Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  There was no impact on net income or cash flows from operations as a result of the reclassification.

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

	June 30,
	2005	2004
Options to purchase shares of common stock	7,158,566	6,014,647
Warrants to purchase shares of common stock	—	16,459
Notes payable convertible into shares of common stock	3,495,763	3,495,763

Comprehensive Loss

Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004.

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

If compensation for employee options had been determined based on SFAS No. 123, Cubist’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(7,748)	$(17,874)	$(20,630)	$(41,117)
Add: Stock-based employee compensation recorded in net loss, as reported	30	—	32	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,557)	(4,083)	(6,742)	(9,056)
Pro forma net loss	$(11,275)	$(21,957)	$(27,340)	$(50,173)

Loss per share:
Basic and diluted – as reported	$(0.15)	$(0.44)	$(0.39)	$(1.02)
Basic and diluted – pro forma	$(0.21)	$(0.55)	$(0.52)	$(1.25)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model under the accelerated method.  The following weighted-average assumptions were used:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected stock price volatility	75%	100%	75%	100%
Risk free interest rate	3.9%	4.2%	3.9%	3.8%
Expected annual dividend yield per share	0%	0%	0%	0%
Expected life of options	5 years	7 years	5 years	7 years

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.”  SFAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle and also provides guidance on the accounting for and reporting of error corrections.  Prior to SFAS 154, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of the SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”   SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date.  Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had Cubist adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share included in this quarterly report.

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

D.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2005	2004
	(in thousands)
Accrued payroll	$461	$646
Accrued commissions	651	1,621
Accrued bonus	1,998	3,049
Accrued benefit costs	2,189	1,884
Accrued clinical trials	2,961	1,404
Accrued interest	1,512	1,512
Accrued manufacturing costs	4,708	1,899
Deferred rent	815	709
Accrued royalty	3,792	3,511
Other accrued costs	2,807	3,178
	$21,894	$19,413

E.  INVENTORY

Inventories are stated at the lower of cost or market with cost determined under the first-in / first-out, or FIFO, method. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at:

	June 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$3,422	$616
Work in process	3,320	1,705
Finished goods	2,360	2,570
	$9,102	$4,891

F.  INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30,	December 31,
	2005	2004
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	11,590	11,590
Acquired technology rights	28,500	8,500
Intellectual property and processes and other intangibles	5,388	5,388
	48,105	28,105
Less: accumulated amortization - patents	(1,967)	(1,937)
accumulated amortization - manufacturing rights	(3,973)	(2,549)
accumulated amortization - acquired technology rights	(1,466)	(783)
accumulated amortization - intellectual property and processes and other intangibles	(5,372)	(5,371)
Intangible assets, net	$35,327	$17,465

Additions to intangible assets during 2005 relate to $20.0 million of payments to Eli Lilly in the form of common stock related to the Company’s license agreement with Eli Lilly. Cubist will amortize the additional Eli Lilly intangible asset over approximately 11 years, which is the remaining life of the licensing agreement with Eli Lilly. The amortization of the Eli Lilly intangible assets and the manufacturing rights are included in cost of product revenues.

Amortization expense was $1.4 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively. Amortization expense was $2.1 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.  The estimated aggregate amortization expenses for intangible assets at June 30, 2005 for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2005	$2,990
2006	5,981
2007	3,698
2008	2,938
2009	2,938
2010	2,938
2011 and thereafter	13,844
$35,327

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

Three wholesalers, Cardinal Health, Inc., AmerisourceBergen and McKesson Drug Co., collectively represented 80% and 82% of total revenues for the three and six months ended June 30, 2005, respectively.  Cubist’s international development and commercialization agreement with Chiron Corporation comprised 9% and 10% of total revenues for the three and six months ended June 30, 2005, respectively.  Three wholesalers, AmerisourceBergen, Cardinal Health, Inc., and McKesson Drug Co., collectively represented 86% and 80% of total revenues for the three and six months ended June 30, 2004, respectively.   Cubist’s international development and commercialization agreement with Chiron Corporation comprised 10% and 12% of total revenues for the three and six months ended June 30, 2004, respectively.

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

•                  our expectations regarding clinical trials, development time lines and regulatory authority approval for CUBICIN or other product candidates;

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

•                  our future capital requirements and our ability to finance our operations; and

•                  our expectations regarding general business conditions and growth in the biopharmaceutical industry and the overall economy.

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

•                  whether we will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in other countries and for additional indications in the United States and other countries pursuant to our currently-planned filings and any filings we determine to make in the future, which filings are subject to approval by the applicable regulatory agency or agencies, regardless of our confidence in the results of the clinical trials supporting such filings;

•                  the level of acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

•                  any changes in the current or anticipated market demand or medical need for CUBICIN;

•                  competition, particularly with respect to CUBICIN;

•                  our ability to continue to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and at an acceptable cost;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs.  We have one marketed product, CUBICIN, that was approved in the United States for the treatment of complicated skin and skin structure infections, or cSSSI, in September 2003.  Net product sales of CUBICIN were $25.6 million and $46.5 million for the three and six months ended June 30, 2005, respectively.  Net loss for the three and six months ended June 30, 2005 was $7.7 million or $0.15 per share, and $20.6 million or $0.39 per share, respectively.

In June 2005, we announced that our Phase 3 Staphylococcus aureus, or S. aureus, endocarditis and bacteremia trial of CUBICIN met its primary end points.  We expect to file a supplemental New Drug Application, or sNDA, with the FDA before the end of 2005 seeking priority review for approval to add S. aureus endocarditis and bacteremia to the indication statement for CUBICIN.

We continue to ship CUBICIN to customers using a drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users.  We also maintain agreements with third parties to perform various supply chain activities, including:  manufacturing and supplying CUBICIN bulk drug substance; converting CUBICIN bulk drug substance into its finished, vialed and packaged formulation; managing warehousing and distribution of CUBICIN to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

We have incurred net losses since our inception, principally as a result of research and development efforts, preclinical testing and clinical trials. As of June 30, 2005, we had an accumulated deficit of $472.6 million. We expect to incur losses for the foreseeable future as we continue our investments in sales and marketing activities related to CUBICIN as well as research and development for additional indications for CUBICIN and other drug products with potential commercial viability.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenues

The following table sets forth three months June 30, 2005 and 2004 revenues together with the percentage change in revenues:

	Three months ended
	June 30,
	2005	2004	% Change
	(in millions)
Product revenues, net	$25.6	$13.2	94%
License fee revenues	1.4	1.4	0%
Collaborative agreement and other revenues	1.2	0.1	1100%
Total revenues	$28.2	$14.7	92%

Product Revenues, net

Net sales of CUBICIN were $25.6 million and $13.2 million for the three months ended June 30, 2005 and 2004, respectively. Gross sales of CUBICIN totaled $26.8 million and $13.8 million for the three months ended June 30, 2005 and 2004, respectively, and were offset by $1.2 million and $0.6 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue is primarily due to increased customer volume.  Also impacting net product revenues is the benefit of a 6% price increase starting in November 2004.

We generally do not allow wholesalers to stock CUBICIN.  We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product.  We plan to shift from the drop-ship program in the future, however, we have not determined when the change will occur.  When we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel.   Leading wholesalers have begun to seek various fees for data supply and administration services.  Net product revenue is impacted by any such fees.

License Fee Revenues

Total license fee revenues for the three months ended June 30, 2005 and 2004 were $1.4 million.  License fee revenues for the quarter ended June 30, 2005 and 2004 consist of revenue related to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement of two years. The Company currently expects to recognize the final $1.4 million of the up-front fee in the third quarter of 2005 assuming no change in our estimated development period.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the three months ended June 30, 2005 were $1.2 million as compared to $0.1 million in the three months ended June 30, 2004, an increase of $1.1 million.   Included in collaborative agreement and other revenues in the three months ended June 30, 2005 is approximately $1.0 million of development revenue from our commercialization agreement with Chiron compared to no development revenue in the three months ended June 30, 2004, and $0.2 million of SBIR revenue in the three months ended June 30, 2005 compared to no SBIR revenue in the three months ended June 30, 2004.

Costs and Expenses

The following table sets forth three months ended June 30, 2005 and 2004 costs and expenses together with the percentage change in costs and expenses:

	Three months ended
	June 30,
	2005	2004	% Change
	(in millions)
Cost of product revenues	$7.4	$4.5	64%
Research and development	12.6	13.0	-3%
Sales and marketing	10.1	7.7	31%
General and administrative	4.2	4.6	-9%
Total costs and expenses	$34.3	$29.8	15%

Cost of Product Revenues

Cost of product revenues were $7.4 million and $4.5 million in the three months ended June 30, 2005 and 2004, respectively.  Our gross margin for the three months ended June 30, 2005 was 71% as compared to 66% for the three months ended June 30, 2004, primarily due to more favorable pricing from one of our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expenses

Total research and development expense in the three months ended June 30, 2005 was $12.6 million as compared to $13.0 million in the three months ended June 30, 2004, a decrease of $0.4 million or 3%. The decrease from 2004 to 2005 is primarily due to a $1.0 million payment to XTL Biopharmaceuticals Ltd. in the three months ended June 30, 2004 with no license fee payments in the second quarter of 2005, a decrease of $0.5 million in costs associated with the process of getting a second CUBICIN bulk drug substance manufacturer up and running, and a decrease of $0.4 million in payroll, travel and other employee related expenses.  These decreases were partially offset by $0.9 million of development expenses related to our development agreement with Chiron, an increase of $0.5 million in lab services and supplies and an increase of $0.3 million in research grants.

We expect to continue incurring substantial research and development expenses related to: i) Phase 3 and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as HepeX-BTM and potential compounds under our discovery research program; iii) manufacturing and formulation development costs related to HepeX-B;  iv)  regulatory matters; and v) medical affairs activities.

Sales and Marketing Expenses

Sales and marketing expense in the three months ended June 30, 2005 was $10.1 million as compared to $7.7 million in the three months ended June 30, 2004, an increase of $2.4 million or 31%. The increase in sales and marketing expenses is primarily related to $1.5 million of increased payroll, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2005, and $1.0 million of marketing and promotional expenses for CUBICIN.  These increases were partially offset by a decrease of $0.3 million in professional services expenses.

General and Administrative Expenses

General and administrative expense in the three months ended June 30, 2005 was $4.2 million as compared to $4.6 million in the three months ended June 30, 2004, a decrease of $0.4 million or 9%. This decrease is primarily due to a decrease of $0.4 million in professional services expenses.

Other Expense, net

The following table sets forth three months June 30, 2005 and 2004 other expense, net together with the percentage change in other expense, net:

	Three months ended
	June 30,
	2005	2004	% Change
	(in millions)
Interest income	$0.8	$0.5	60%
Interest expense	(2.5)	(3.2)	-22%
Other income (expense)	—	—	N/A
Total other expense, net	$(1.7)	$(2.7)	-37%

Interest income in the three months ended June 30, 2005 was $0.8 million as compared to $0.5 million in the three months ended June 30, 2004, an increase of $0.3 million or 60%. The increase in interest income was due to a higher average cash balance in the second quarter of 2005 as compared to the second quarter of 2004 as well as an increase in interest rates.

Interest expense in the three months ended June 30, 2005 was $2.5 million as compared to $3.2 million in the three months ended June 30, 2004, a decrease of $0.7 million or 22%.  Interest expense related to our $165.0 million 5½% subordinated convertible notes was approximately $2.3 million for both the three months ended June 30, 2005 and 2004. Interest expense related to our 8½% senior convertible notes, which were paid off in December of 2004, was zero and approximately $0.6 million in the three months ended June 30, 2005 and 2004, respectively.  Included in interest expense for the quarters ended June 30, 2005 and 2004 is $0.2 million and $0.3 million, respectively, of interest expense related to the amortization of debt issuance costs.  Our remaining debt obligation as of June 30, 2005 relates to our $165.0 million 5½% subordinated convertible notes due in November 2008.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Revenues

The following table sets forth six months June 30, 2005 and 2004 revenues together with the percentage change in revenues:

	Six months ended
	June 30,
	2005	2004	% Change
	(in millions)
Product revenues, net	$46.5	$19.5	138%
License fee revenues	2.9	2.8	4%
Collaborative agreement and other revenues	2.5	0.9	178%
Total revenues	$51.9	$23.2	124%

Product Revenues, net

Net sales of CUBICIN were $46.5 million and $19.5 million for the six months ended June 30, 2005 and 2004, respectively. Gross sales of CUBICIN totaled $48.5 million and $20.5 million for the six months ended June 30, 2005 and 2004, respectively, and offset by $2.0 million and $1.0 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue is primarily due to increased customer volume.  Also impacting net product revenues is the benefit of a 6% price increase starting in November 2004.

We generally do not allow wholesalers to stock CUBICIN.  We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product.  We plan to shift from the drop-ship program in the future, however, we have not determined when the change will occur.  When we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel.    Leading wholesalers have begun to seek various fees for data supply and administration services.  Net product revenue is impacted by any such fees.

License Fee Revenues

Total license fee revenues for the six months ended June 30, 2005 were $2.9 million as compared to $2.8 million for the six months ended June 30, 2004, an increase of $0.1 million or 4%.  Included in license fee revenue for the six months ended June 30, 2005 and 2004 is $2.8 million of revenue related to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement of two years. The Company currently expects to recognize the final $1.4 million of the up-front fee as revenue in the third quarter of 2005 assuming no change in our estimated development period.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the six months ended June 30, 2005 were $2.5 million as compared to $0.9 million in the six months ended June 30, 2004, an increase of $1.6 million or 178%. Included in collaborative agreement and other revenues is $2.2 million of development revenue from our commercialization agreement with Chiron recognized in the six months ended June 30, 2005 compared to no development revenue in the six months ended June 30, 2004, and $0.3 million of SBIR revenue in the six months ended June 30, 2005 compared to $0.7 million of SBIR revenue in the six months ended June 30, 2004.

Costs and Expenses

The following table sets forth six months June 30, 2005 and 2004 costs and expenses together with the percentage change in costs and expenses:

	Six months ended
	June 30,
	2005	2004	% Change
	(in millions)
Cost of product revenues	$14.3	$7.0	104%
Research and development	26.4	26.5	0%
Sales and marketing	19.6	16.3	20%
General and administrative	9.0	9.2	-2%
Total costs and expenses	$69.3	$59.0	17%

Cost of Product Revenues

Cost of product revenues were $14.3 million and $7.0 million in the six months ended June 30, 2005 and 2004, respectively.  Our gross margin for the six months ended June 30, 2005 was 69% as compared to 64% for the six months ended June 30, 2004, primarily due to more favorable pricing from one of our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expenses

Total research and development expense in the six months ended June 30, 2005 was $26.4 million as compared to $26.5 million in the six months ended June 30, 2004. Included in research and development expenses for the six months ended June 30, 2005 are (i) $1.6 million of manufacturing development expenses associated with our license agreement with Chiron compared with no manufacturing development expenses in the six months ended June 30, 2004.; (ii) an increase of $1.2 million related to our HepeX-B program, which was in-licensed in June 2004; (iii) an increase of $0.7 million in lab services; and (iv) an increase of $0.4 million in research grants.  These increases were primarily offset by $3.7 million in costs incurred in the six months ended June 30, 2004 for our former CAB-175 and OCTX programs, which were discontinued in 2004.

We expect to continue incurring substantial research and development expenses related to: i) Phase 3 and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as HepeX-B and potential compounds under our discovery research program; iii) manufacturing and formulation development costs related to HepeX-B;  iv)  regulatory matters; and v) medical affairs activities.

Sales and Marketing Expenses

Sales and marketing expense in the six months ended June 30, 2005 was $19.6 million as compared to $16.3 million in the six months ended June 30, 2004, an increase of $3.3 million or 20%. The increase in sales and marketing expenses is primarily related to $2.9 million of increased payroll, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2005, and $0.7 million of marketing expenses for CUBICIN.  These increases were partially offset by a decrease of $0.5 million in professional services expenses.

General and Administrative Expenses

General and administrative expense in the six months ended June 30, 2005 was $9.0 million as compared to $9.2 million in the six months ended June 30, 2004, a decrease of $0.2 million or 2%. This decrease is primarily due to a decrease of $0.5 million in professional services expenses and a decrease in depreciation expense of $0.2 million.  These decreases were partially offset by an increase of $0.3 million in payroll, travel and other employee related expenses as well as an increase of $0.3 million in insurance premiums.

Other Expense, net

The following table sets forth six months June 30, 2005 and 2004 other expense, net together with the percentage change in other expense, net:

	Six months ended
	June 30,
	2005	2004	% Change
	(in millions)
Interest income	$1.6	$0.9	78%
Interest expense	(4.9)	(6.3)	-22%
Other income	0.1	—	N/A
Total other expense, net	$(3.2)	$(5.4)	-41%

Interest income in the six months ended June 30, 2005 was $1.6 million as compared to $0.9 million in the six months ended June 30, 2004, an increase of $0.7 million or 78%. The increase in interest income was due to a higher average cash balance in the first six months of 2005 as compared to the first six months of 2004 as well as an increase in interest rates.

Interest expense in the six months ended June 30, 2005 was $4.9 million as compared to $6.3 million in the six months ended June 30, 2004, a decrease of $1.4 million or 22%.  Interest expense related to our $165.0 million 5½% subordinated convertible notes was approximately $4.5 million for both the six months ended June 30, 2005 and 2004. Interest expense related to our 8½% senior convertible notes, which were paid off in December of 2004, was zero and approximately $1.2 million in the six months ended June 30, 2005 and 2004, respectively.  Included in interest expense for the six months ended June 30, 2005 and 2004 is $0.4 million and $0.5 million, respectively, of interest expense related to the amortization of debt issuance costs.  Our remaining debt obligation as of June 30, 2005 relates to our $165.0 million 5½% subordinated convertible notes due in November 2008.

Other Income

Other income in the six months ended June 30, 2005 was $0.1 million compared to no other income in the six months ended June 30, 2004.  Other income for the six months ended June 30, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited which resulted in the return of our original investment in Syrrx.

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

•                                          equity and debt financings;

•                                          equipment financings; and

•                                          interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of June 30, 2005 we had an accumulated deficit of $472.6 million. We expect to incur losses for the foreseeable future related to the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities.

Net cash used in operating activities was $22.0 million for the six months ended June 30, 2005 due to: our net loss for the six months of $20.6 million offset by non-cash charges of $5.6 million primarily related to depreciation and amortization expense; an increase of $4.2 million in inventory due to increased purchases as we build an adequate supply of CUBICIN; and a decrease in our deferred revenue balance.

Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the six months ended June 30, 2005 were $1.0 million as compared to $2.0 million in the six months ended June 30, 2004. In the remainder of 2005, we plan to invest in additional development equipment related to our fermentation pilot plant and computer hardware and software.

Net cash of $2.1 million was provided by financing activities in the six months ended June 30, 2005 as compared to $0.1 million used in financing activities in the six months ended June 30, 2004.  Proceeds from financing activities for the six months ended June 30, 2005 consisted of $2.2 million of cash received from employee exercise of stock options and purchases of common stock through our employee stock purchase plan.

In March 2005, we announced that we had entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalties payable to Eli Lilly on net sales of CUBICIN. We issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 per share, determined based on the average closing price of the stock over ten consecutive trading days ending March 2, 2005. Our global royalty obligation to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005.

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

In October 2001, we completed the private placement of $125.0 million of 5½% convertible subordinated notes (less financing costs of $4.0 million). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5½% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The

deferred costs of $5.3 million are amortized to interest expense over the life of the debt.   Amortization of the deferred costs was $0.4 million for the six months ended June 30, 2005 and 2004.  The outstanding balance under this facility totaled $165.0 million at June 30, 2005.

Our total cash, cash equivalents and investments at June 30, 2005 was $107.3 million compared to $128.4 million at December 31, 2004. Based on our cash on hand and the expected cash inflows from sales of CUBICIN, we now believe that our existing cash, cash equivalents, investments and expected cash flows from future revenues will be sufficient to fund our operating expenses, debt obligation, and capital requirements under our current business plan through at least 2006.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at June 30, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$165.0	$—	$165.0
Interest on subordinated convertible notes	9.1	18.2	4.5	—	31.8
Capital lease	0.1	—	—	—	0.1
Operating leases, net of sublease income	0.3	0.6	0.4	0.1	1.4
Inventory purchase obligations	15.8	34.4	17.5	3.3	71.0
External collaborations	3.8	2.0	—	—	5.8
Total contractual cash obligations	$29.1	$55.2	$187.4	$3.4	$275.1

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

The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The external collaboration listed above represents minimum royalties owed on sales of CUBICIN product.

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

We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that in the near term our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of cSSSI and launched in the United States in November 2003. Because of the recent introduction of CUBICIN, we have limited experience as to the sales of this product. We cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market. CUBICIN competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of CUBICIN depends on a number of factors, including:

•                  demonstration of the clinical efficacy and safety of CUBICIN;

•                  regulatory approval of any new indications for CUBICIN, including, but not limited to, a potential indication for endocarditis and bacteremia;

•                  the advantages and disadvantages of CUBICIN compared to alternative therapies;

•                  our ability to educate the medical community about the safety and efficacy of CUBICIN;

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

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we do not obtain approval to market CUBICIN for additional therapeutic uses and in countries outside of the United States or fulfill certain post-approval requirements of the FDA relating to CUBICIN.

The FDA granted approval for CUBICIN for the treatment of cSSSI in the United States. In order to implement our business plan for CUBICIN, we will need to obtain regulatory approval for additional indications and from foreign regulatory authorities. To do so, we will need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of CUBICIN or for marketing outside of the United States, our revenues may not grow as expected and our business and operating results will be harmed.  On December 3, 2004, our partner Chiron submitted a Marketing Authorization Application to the European Medicines Agency, or EMEA, under the Centralized Procedure for approval to market CUBICIN in the European Union for complicated skin and soft tissue infections where the presence of susceptible Gram-positive bacteria is confirmed or suspected.  We expect to file a sNDA with the FDA before year-end for approval to add S. aureus endocarditis and bacteremia to the indication statement for CUBICIN.  We cannot be sure that the EMEA or FDA will approve these or any future filings.  Our partner, Medison Pharma, Ltd., has received approval for marketing, and is currently selling, CUBICIN in Israel.  Our partners have also filed or plan on filing for approvals to market CUBICIN in other territories.

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization.  To date, we have not obtained government approval for any drug product other than CUBICIN for the indication of cSSSI in the United States. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate.

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

Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that often takes many years. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. For example, our clinical trials on CUBICIN for the treatment of community acquired pneumonia failed to demonstrate sufficient efficacy despite promising results in pre-clinical and early clinical trials.

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

Furthermore, there are a number of additional factors that may cause delays in our clinical trials. We have limited experience in conducting pre-clinical testing or clinical trials. We currently have one product candidate, HepeX-B, in clinical development, and CUBICIN is being studied in additional clinical trials. The rate of completion of our clinical trials is also dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. For example, our clinical trial to determine the safety and efficacy of using CUBICIN to treat infective endocarditis and bacteremia, experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

•                  inability to manufacture sufficient quantities of acceptable materials for use in clinical trials;

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

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd., and others, Zyvox, marketed by Pfizer, Inc., and Synercid, marketed by King Pharmaceuticals, Inc. These products have established safety and efficacy profiles. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, Wyeth received FDA approval of their product Tygacil for the treatment of complicated intra-abdominal infections and complicated skin and skin structure infections in adults on June 15, 2005. Accordingly, if price competition inhibits the acceptance of CUBICIN or if the reluctance of physicians to switch from existing drugs to CUBICIN inhibits the acceptance of CUBICIN, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development, including drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

We are completely dependent on third parties to manufacture CUBICIN, and our commercialization of CUBICIN could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of CUBICIN or fail to do so at acceptable prices.

We do not have the capability to manufacture our own CUBICIN bulk drug substance. We have entered into manufacturing and supply agreements with both DSM Capua SpA, or DSM, and ACS Dobfar SpA, or ACS, to manufacture and supply to us CUBICIN drug substance for commercial purposes. ACS was not approved by the FDA to produce commercial supply of CUBICIN drug substance until February 2005. Therefore, until recently, our commercial supply of CUBICIN drug substance has come from one supplier, DSM.

We do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira, Inc., or Hospira, and Cardinal Health PTS, LLC, or Cardinal, to manufacture and supply to us finished drug product. However, we do not expect to sell product finished from Cardinal until sometime in the third quarter of 2005. Therefore, we will continue to depend entirely on one company, Hospira, to manufacture clinical grade vialed formulations of CUBICIN and to manufacture and supply final vialed CUBICIN commercial drug product until that time.

If Cardinal is unable to meet, or is delayed in meeting, the final regulatory requirements necessary for the fill/finish of CUBICIN for commercial sale, or if Hospira experiences any significant difficulties in its manufacturing processes for CUBICIN we could experience significant interruptions in the supply of CUBICIN. If either DSM or ACS experiences any significant difficulties in its manufacturing processes for CUBICIN, we could experience significant interruptions in the supply of CUBICIN.  Because both the DSM and ACS manufacturing facilities are located in Italy, we may also experience interruption or significant delay in the supply of CUBICIN drug substance due to natural disasters, acts of war or terrorism, labor unrest or political instability in Italy. In addition, given our current fill schedule with Hospira, if we are unable to sell finished product from Cardinal, we believe it will be necessary to obtain additional filling runs from Hospira in order to meet our expected demand for 2005.

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

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. On October 3, 2003, we announced an international commercialization agreement with Chiron to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. We have also entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea.  In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities.  Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators.

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

•                  disagreements with collaborators, including disagreements over proprietary rights or contract interpretation, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive; and

•                  some of our collaborative partners might develop independently, or with others, drug products that could compete with ours.

Collaborative arrangements with third parties are a critical part of our business strategy, and any inability on our part to be able to establish collaborations on terms favorable to us or to work successfully with our collaborators will have an adverse effect on our operations and financial performance.

We depend on third parties in the conduct of our clinical trials for CUBICIN and HepeX-B and expect to do so with respect to other drug candidates and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our clinical trials for CUBICIN and HepeX-B and expect to do so with respect to other drug candidates. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the further development, approval and commercialization of CUBICIN and that of future drug candidates.

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

We have incurred substantial losses in the past and expect to incur additional losses.

Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $20.6 million for the six months ended June 30, 2005 and $76.5 million for the year ended December 31, 2004.   At June 30, 2005 we had an accumulated deficit of $472.6 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

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

We may require additional funds.

Currently, we are not a self-sustaining business, and certain economic and strategic factors may require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least 2006. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN and expand our infrastructure and research and development activities. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us.

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

Our annual debt service obligations on our $165.0 million 5 ½% subordinated convertible notes due in November 2008 are approximately $9.1 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, we will not be able to execute our current business plan successfully.

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

If we are unable to discover or in-license drug candidates, develop drug candidates or commercialize drug products, we will not generate significant revenues.

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

If we are not successful in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries, depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We historically have been highly dependent on our senior management and scientific and medical personnel.  Six of our seven executive officers, including our Chief Executive Officer, Mr. Bonney, have joined us since December 2001. In addition, we have hired several other key members of our management team since June 2002. As a result, our management team has only worked together for a limited period of time. Our future success depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. In order to induce certain members of our senior management and scientific team to remain at Cubist, we have provided retention letters to certain senior executives and we have also provided options that vest over time. However, members of our senior management and scientific team may terminate their employment with us on short notice. The value to employees of options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results.

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

Our business may suffer if we fail to manage our growth effectively.

If our potential drug candidates continue to progress in development or we expand the commercialization of CUBICIN, we will continue to build our organization and require significant additional investment in personnel, management systems and resources.  Our ability to commercialize our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth.  If we are unable to manage our growth effectively, there could be a material adverse effect on our business.

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

Acceptable levels of reimbursement for costs of developing and manufacturing of drug products and treatments related to those drug products by government authorities, private health insurers and other organizations, such as HMOs, will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drugs and drug candidates. In both the United States and other foreign jurisdictions, there have been a number of legislative and regulatory actions affecting health care systems.  For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and its implementing regulations altered the manner in which Medicare sets payment levels for many prescription drugs, which may affect the marketing of and reimbursement for CUBICIN and any other drugs that we market.  These new requirements could impact sales levels of CUBICIN as our customers adapt to the new reimbursement model.  Further changes are also likely in the United States and foreign jurisdictions.  The current uncertainty and the potential for adoption of additional changes could affect the timing and amount of our product revenue, our ability to raise capital, obtain additional collaborators and market our products. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborative partners to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as possible legislative changes to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the United States, certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborative partners.

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

The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  failure to meet or exceed revenue and financial projections we provide to the public;

•                  actual or anticipated variations in quarterly operating results;

•                  failure to meet or exceed the estimates and projections of the investment community;

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

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2005, we registered 1,876,173 shares of our common stock sold to Eli Lilly pursuant to that certain Stock Purchase Agreement, Amendment No. 2 to Assignment and Lease Agreement, and Registration Rights Agreement, each dated on March 3, 2005 between Cubist and Eli Lilly and as previously disclosed in that certain Current Report on Form 8-K filed with the SEC on March 9, 2005.  The shares were issued in exchange for a royalty reduction of 2% in the royalties payable to Eli Lilly on the net sales of CUBICIN.  The number of shares of common stock was determined by dividing $20 million by $10.66, which is the average closing price of the stock over ten consecutive trading days ending March 2, 2005.  The shares were issued in a private placement to Eli Lilly, a single accredited investor, in reliance of Rule 506 of the Securities Act of 1933, as amended.  We also filed a registration statement on Form S-3 with the SEC on March 4, 2005 to cover the resale of such shares by Eli Lilly.  The registration statement became effective on April 22, 2005.  Cubist will not receive proceeds from either the sale of shares to Eli Lilly or Eli Lilly’s subsequent resale of the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 8, 2005, our stockholders voted on the following three items, as follows:

1.               The stockholders elected Martin Rosenberg, J. Matthew Singleton and Michael B. Wood to the Board to serve as Class III directors, each to serve until 2008 and until their respective successors have been duly elected and qualified.  The following votes were tabulated with respect to the election:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
Martin Rosenberg	41,998,896	1,244,562
J. Matthew Singleton	42,029,873	1,213,585
Michael B. Wood	42,028,726	1,214,732

Following the annual meeting, each of Kenneth M. Bate, Michael W. Bonney, David W. Martin, and Walter R. Maupay continued as directors of Cubist.  John K. Clarke retired as a director of Cubist, effective on the day of the annual meeting.

2.               The stockholders ratified the selection of PricewaterhouseCoopers, LLP as our independent auditor for the fiscal year ending December 31, 2005 by the following votes:

For	Against	Abstain	Broker Non-Votes
41,504,699	1,710,061	28,698	0

3.               The stockholders approved an amendment to our 1997 Employee Stock Purchase Plan, or ESPP, to increase the number of shares covered by the ESPP by 250,000 by the following votes:

For	Against	Abstain	Broker Non-Votes
32,783,913	1,908,865	304,370	8,246,310

ITEM 6. EXHIBITS

(a)   The following exhibits have been filed with this report:

10.1   Amended and Restated 1997 Employee Stock Purchase Plan

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

August 4, 2005

By:	/s/ David W.J. McGirr
David W.J. McGirr Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Finance and Accounting Officer)