Form 10-Q
period 2005-09-30
CUBIST PHARMACEUTICALS INC
filed 2005-11-04
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2005:  53,728,018.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended September 30, 2005

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2005	2004
	(in thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$47,850	$20,572
Short-term investments	51,571	84,044
Accounts receivable, net	11,150	9,854
Inventory	12,275	4,891
Prepaid expenses and other current assets	4,554	3,626
Total current assets	127,400	122,987
Property and equipment, net	46,323	47,948
Intangible assets, net	33,832	17,465
Long-term investments	4,550	23,801
Other assets	2,990	3,707
Total assets	$215,095	$215,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,249	$5,504
Accrued liabilities	22,769	19,413
Deferred revenue	—	4,250
Current portion of capital lease obligations	107	117
Total current liabilities	27,125	29,284
Deferred revenue, excluding current portion	1,250	700
Long-term debt	165,000	165,000
Capital lease obligations, net of current portion	—	78
Total liabilities	193,375	195,062
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 53,721,737 and 51,153,827 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	54	51
Additional paid-in capital	498,763	472,758
Accumulated deficit	(477,097)	(451,963)
Total stockholders’ equity	21,720	20,846
Total liabilities and stockholders’ equity	$215,095	$215,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands except share and per share amounts)
Revenues:
Product revenues, net	$30,337	$17,988	$76,868	$37,526
License fee revenues	1,417	1,417	4,326	4,251
Collaborative agreement and other revenues	88	20	2,585	854
Total revenues	31,842	19,425	83,779	42,631

Costs and expenses:
Cost of product revenues	8,074	6,440	22,370	13,403
Research and development	11,800	14,818	38,179	41,314
Sales and marketing	9,765	9,101	29,393	25,364
General and administrative	5,098	3,991	14,101	13,190
Total costs and expenses	34,737	34,350	104,043	93,271

Operating loss	(2,895)	(14,925)	(20,264)	(50,640)

Other expense, net:
Interest income	831	378	2,386	1,289
Interest expense	(2,459)	(3,170)	(7,377)	(9,517)
Other income	19	12	121	46
Total other expense, net	(1,609)	(2,780)	(4,870)	(8,182)

Net loss	$(4,504)	$(17,705)	$(25,134)	$(58,822)

Basic and diluted net loss per common share	$(0.08)	$(0.44)	$(0.48)	$(1.46)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	53,604,131	40,307,270	52,808,908	40,226,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(25,134)	$(58,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of equipment	—	46
Depreciation and amortization	6,648	5,268
Amortization of debt issuance costs	570	769
Amortization of premium on investments	225	358
Other noncash charges	1,284	748
Changes in assets and liabilities:
Accounts receivable	(1,296)	(6,645)
Inventory	(7,384)	(1,985)
Prepaid expenses and other current assets	(928)	(2,767)
Other assets	147	(362)
Accounts payable and accrued liabilities	2,065	(5,607)
Deferred revenue	(3,700)	(4,251)
Total adjustments	(2,369)	(14,428)
Net cash used in operating activities	(27,503)	(73,250)

Cash flows from investing activities:
Purchases of property and equipment	(1,389)	(5,982)
Purchases of investments	(524,312)	(77,982)
Sales and maturities of investments	575,811	127,025
Net cash provided by investing activities	50,110	43,061

Cash flows from financing activities:
Issuance of common stock, net	4,774	1,524
Repayments of long-term debt and capital lease obligations	(88)	(1,587)
Net cash provided by (used in) financing activities	4,686	(63)

Net increase (decrease) in cash and cash equivalents	27,293	(30,252)
Effect of changes in foreign exchange rates on cash balances	(15)	497
Cash and cash equivalents, beginning of period	20,572	33,662
Cash and cash equivalents, end of period	$47,850	$3,907

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common stock to Eli Lilly	20,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2005 and 2004. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

B.  ACCOUNTING POLICIES

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of Cubicin® (daptomycin for injection), license fees and milestone payments that are derived from collaborative agreements with biotechnology companies.  The Company has followed the following principles in recognizing revenue:

Multiple Element Arrangements

Cubist analyzes its multiple element arrangements, to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” An element of a contract can be accounted for separately if the delivered elements have stand-alone value and the fair value of any undelivered elements is determinable.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $277,000 and $172,000 at September 30, 2005 and December 31, 2004, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data on product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks and wholesaler management fees are netted against accounts receivable and were $1.3 million and $602,000 at September 30, 2005 and December 31, 2004, respectively.

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

Revision in the Classification of Certain Securities

The Company has reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  Previously, such securities had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has made adjustments to its Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  There was no impact on net income or cash flows from operations as a result of the reclassification.

Net Loss Per Common Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation.  Potential common shares excluded from the calculation of diluted net loss per share, as their inclusion would have been antidilutive, were:

	September 30,
	2005	2004
Options to purchase shares of common stock	6,921,819	6,186,385
Warrants to purchase shares of common stock	—	16,459
Notes payable convertible into shares of common stock	3,495,763	3,495,763

Comprehensive Loss

Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004.

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

If compensation for employee options had been determined based on SFAS No. 123, Cubist’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(4,504)	$(17,705)	$(25,134)	$(58,822)
Add: Stock-based employee compensation recorded in net loss, as reported	45	—	77	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,810)	(4,230)	(11,125)	(13,240)
Pro forma net loss	$(8,269)	$(21,935)	$(36,182)	$(72,062)

Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.44)	$(0.48)	$(1.46)
Basic and diluted – pro forma	$(0.15)	$(0.54)	$(0.69)	$(1.79)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model and is amortized to expense in the proforma table able under the accelerated method.  The following weighted-average assumptions were used:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Expected stock price volatility	55%	100%	73%	100%
Risk free interest rate	3.8%-4.2%	3.9%	3.8%-4.2%	3.5-4.2%
Expected annual dividend yield per share	0%	0%	0%	0%
Expected life of options	4.0 years	5.0 years	4.9 years	5.0 years

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.”  SFAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle and also provides guidance on the accounting for and reporting of error corrections.  Prior to SFAS 154, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”   SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date.  Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had Cubist adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share included in this quarterly report.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” or SFAS No. 151. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a significant impact on our consolidated financial statements.

C.  GUARANTEES

The Company has vacated some of its leased facilities or sublet them to third parties. When the Company sublets a facility to a third party, it remains the primary obligor under the master lease agreement with the owner of the facility. As a result, if a third party defaults on their payments related to the sublet facility, the Company would be obligated to make lease or other payments under the master lease agreement. The Company believes that the financial risk of default by sublessors is individually and in the aggregate not material to the Company’s financial position or results of operations.

D.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2005	2004
	(in thousands)
Accrued payroll	$617	$646
Accrued incentive compensation	1,286	1,621
Accrued bonus	2,998	3,049
Accrued benefit costs	2,532	1,884
Accrued clinical trials	1,719	1,404
Accrued interest	3,781	1,512
Accrued manufacturing costs	3,608	1,899
Deferred rent	638	709
Accrued royalty	2,362	3,511
Other accrued costs	3,228	3,178
	$22,769	$19,413

E.  INVENTORY

Inventories are stated at the lower of cost or market with cost determined under the first-in / first-out, or FIFO, method. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected sales requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at:

	September 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$4,274	$616
Work in process	2,958	1,705
Finished goods	5,043	2,570
	$12,275	$4,891

F.  INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30,	December 31,
	2005	2004
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	11,590	11,590
Acquired technology rights	28,500	8,500
Intellectual property and processes and other intangibles	5,388	5,388
	48,105	28,105
Less: accumulated amortization - patents	(1,983)	(1,937)
accumulated amortization - manufacturing rights	(4,837)	(2,549)
accumulated amortization - acquired technology rights	(2,080)	(783)
accumulated amortization - intellectual property and processes and other intangibles	(5,373)	(5,371)
Intangible assets, net	$33,832	$17,465

Additions to intangible assets during 2005 resulted from $20.0 million of payments made to Eli Lilly and Company, or Eli Lilly, in the form of common stock in exchange for a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN pursuant to the Company’s license agreement with Eli Lilly. Cubist will amortize the additional Eli Lilly intangible asset over approximately 11 years, which is the remaining life of the license agreement with Eli Lilly. The amortization of the Eli Lilly intangible assets and the manufacturing rights are included in cost of product revenues.

Amortization expense was $1.5 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively. Amortization expense was $3.6 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively.  The estimated aggregate amortization expenses for intangible assets at September 30, 2005 for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2005	$1,495
2006	5,981
2007	3,698
2008	2,938
2009	2,938
2010	2,938
2011 and thereafter	13,844
$33,832

G.  STOCKHOLDER’S EQUITY

In March 2005, Cubist announced that it entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalties payable to Eli Lilly on net sales of CUBICIN. Cubist issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 per share in March 2005. Cubist’s global royalty obligation to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005.

H.  SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No. 131, establishes standards for reporting information on operating segments in interim and annual financial statements.  Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs.  The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer.  Substantially all of the Company’s revenues are currently generated within the U.S.

Three wholesalers, Cardinal Health, Inc. and its subsidiaries, or Cardinal,  AmerisourceBergen Drug Corporation, or AmerisourceBergen, and McKesson Corporation, or McKesson, collectively represented 85% and 83% of total revenues for the three and nine months ended September 30, 2005, respectively.  Cubist’s license agreement with Chiron Healthcare Ireland, Ltd., or Chiron, comprised 4% and 8% of total revenues for the three and nine months ended September 30, 2005, respectively.  Three wholesalers, AmerisourceBergen, Cardinal and McKesson, collectively represented 89% and 84% of total revenues for the three and nine months ended September 30, 2004, respectively.   Cubist’s international development and commercialization agreement with Chiron comprised 7% and 10% of total revenues for the three and nine months ended September 30, 2004, respectively.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs.  We have one marketed product, CUBICIN, that was approved in the United States for the treatment of complicated skin and skin structure infections, or cSSSI, in September 2003.  Net product sales of CUBICIN were $30.3 million and $76.9 million for the three and nine months ended September 30, 2005, respectively.  Net loss for the three and nine months ended September 30, 2005 was $4.5 million or $0.08 per share, and $25.1 million or $0.48 per share, respectively.

In June 2005, we announced that our Phase 3 Staphylococcus aureus, or S. aureus, endocarditis and bacteremia trial of CUBICIN met its primary end points.  In September 2005, we filed a supplemental New Drug Application, or sNDA, with the FDA seeking priority review for approval to add bacteremia with known or suspected endocarditis caused by S. aureus to the indication statement for CUBICIN.

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

We have incurred net losses since our inception, principally as a result of research and development efforts, preclinical testing and clinical trials. As of September 30, 2005, we had an accumulated deficit of $477.1 million. We expect to incur losses at least into 2006 as we continue our investments in sales and marketing activities related to CUBICIN as well as research and development for additional indications for CUBICIN and other drug products with potential commercial viability.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Revenues

The following table sets forth revenues for the three months September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004	% Change
	(in millions)
Product revenues, net	$30.3	$18.0	69%
License fee revenues	1.4	1.4	0%
Collaborative agreement and other revenues	0.1	—	340%
Total revenues	$31.8	$19.4	64%

Product Revenues, net

Net sales of CUBICIN were $30.3 million and $18.0 million for the three months ended September 30, 2005 and 2004, respectively. Gross sales of CUBICIN totaled $31.7 million and $18.4 million for the three months ended September 30, 2005 and 2004, respectively, and were offset by $1.4 million and $0.4 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue is primarily due to increased customer volume.  Also impacting net product revenues is the benefit of a 6% price increase starting in November 2004.

We generally do not allow wholesalers to stock CUBICIN.  We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product.  We plan to shift from the drop-ship program in the future, however, we have not determined when the change will occur.  When we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel.   Leading wholesalers have begun to seek various fees for data supply and administration services.  Net product revenue is reduced by any such fees.

License Fee Revenues

Total license fee revenues for the three months ended September 30, 2005 and 2004 were $1.4 million.  License fee revenues for the quarter ended September 30, 2005 and 2004 consist of revenue related to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years which completed in September 2005.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the three months ended September 30, 2005 were $0.1 million compared to no collaborative agreement and other revenues in the three months ended September 30, 2004. Collaborative agreement and other revenues in the three months ended September 30, 2005 consists of SBIR grant revenue.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004	% Change
	(in millions)
Cost of product revenues	$8.1	$6.4	25%
Research and development	11.8	14.8	-20%
Sales and marketing	9.8	9.1	7%
General and administrative	5.1	4.0	28%
Total costs and expenses	$34.8	$34.3	1%

Cost of Product Revenues

Cost of product revenues were $8.1 million and $6.4 million in the three months ended September 30, 2005 and 2004, respectively.  Our gross margin for the three months ended September 30, 2005 was 73% as compared to 64% for the three months ended September 30, 2004, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly.  In July of 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in royalties owed to Eli Lilly.  These amounts have been capitalized on our balance sheet and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly.  Amortization included in cost of product revenues related to these expenses was $0.6 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expenses

Total research and development expense in the three months ended September 30, 2005 was $11.8 million as compared to $14.8 million in the three months ended September 30, 2004, a decrease of $3.0 million or 20%.  The decrease from 2004 to 2005 is primarily due to a decrease of $1.6 million in clinical trial expenses due primarily to the completion of the endocarditis trial and a decrease of $1.0 million in costs associated with the process of getting a second CUBICIN bulk drug substance manufacturer and a second fill-finish site for CUBICIN established.

We expect to continue incurring substantial research and development expenses related to: i) Phase 3 and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as HepeX-B™ and potential compounds under our discovery research program; iii) manufacturing and formulation development costs related to HepeX-B;  iv)  regulatory matters; and v) medical affairs activities.

Sales and Marketing Expenses

Sales and marketing expense in the three months ended September 30, 2005 was $9.8 million as compared to $9.1 million in the three months ended September 30, 2004, an increase of $0.7 million or 7%. The increase in sales and marketing expenses is primarily related to $1.3 million of increased payroll, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2005.  This increase was partially offset by a decrease of $0.3 million in professional services expenses.

General and Administrative Expenses

General and administrative expense in the three months ended September 30, 2005 was $5.1 million as compared to $4.0 million in the three months ended September 30, 2004, an increase of $1.1 million or 28%. This increase is primarily due to $0.5 million of higher salary and other employee related expenses and an increase in professional services expenses.

Other Expense, net

The following table sets forth other expense net, for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004	% Change
	(in millions)
Interest income	$0.8	$0.4	120%
Interest expense	(2.5)	(3.2)	-22%
Other expense	—	—	58%
Total other expense, net	$(1.7)	$(2.8)	-42%

Interest income in the three months ended September 30, 2005 was $0.8 million as compared to $0.4 million in the three months ended September 30, 2004, an increase of $0.4 million or 120%. The increase in interest income was due to a higher average cash balance in the third quarter of 2005 as compared to the third quarter of 2004 as well as an increase in interest rates.

Interest expense in the three months ended September 30, 2005 was $2.5 million as compared to $3.2 million in the three months ended September 30, 2004, a decrease of $0.7 million or 22%.  Interest expense related to our $165.0 million 5½% subordinated convertible notes was approximately $2.3 million for both the three months ended September 30, 2005 and 2004. Interest expense related to our 8½% senior convertible notes, which were paid off in December of 2004, was zero and approximately $0.6 million in the three months ended September 30, 2005 and 2004, respectively.  Included in interest expense for the quarters ended September 30, 2005 and 2004 is $0.2 million and $0.3 million, respectively, of interest expense related to the amortization of debt issuance costs.  Our remaining debt obligation as of September 30, 2005 relates to our $165.0 million 5½% subordinated convertible notes due in November 2008.

Results of Operations for the Nine months Ended September 30, 2005 and 2004

Revenues

The following table sets forth revenues for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004	% Change
	(in millions)
Product revenues, net	$76.9	$37.5	105%
License fee revenues	4.3	4.3	2%
Collaborative agreement and other revenues	2.6	0.9	203%
Total revenues	$83.8	$42.7	97%

Product Revenues, net

Net sales of CUBICIN were $76.9 million and $37.5 million for the nine months ended September 30, 2005 and 2004, respectively. Gross sales of CUBICIN totaled $80.2 million and $38.9 million for the nine months ended September 30, 2005 and 2004, respectively, and were offset by $3.3 million and $1.4 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue is primarily due to increased customer volume.  Also impacting net product revenues is the benefit of a 6% price increase starting in November 2004.

We generally do not allow wholesalers to stock CUBICIN.  We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product.  We plan to shift from the drop-ship program in the future, however, we have not determined when the change will occur.  When we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel.    Leading wholesalers have begun to seek various fees for data supply and administration services.  Net product revenue is reduced by any such fees.

License Fee Revenues

Total license fee revenues for the nine months ended September 30, 2005 and 2004 were $4.3 million.  License fee revenue for the nine months ended September 30, 2005 and 2004 consist of revenue related to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years which was completed in September 2005.

Collaborative Agreement and Other Revenues

Collaborative agreement and other revenues in the nine months ended September 30, 2005 were $2.6 million as compared to $0.9 million in the nine months ended September 30, 2004, an increase of $1.7 million or 203%. Included in collaborative agreement and other revenues is $2.1 million of development revenue from our commercialization agreement with Chiron recognized in the nine months ended September 30, 2005 compared to no development revenue in the nine months ended September 30, 2004, and $0.4 million of SBIR revenue in the nine months ended September 30, 2005 compared to $0.7 million of SBIR revenue in the nine months ended September 30, 2004.

Costs and Expenses

The following table sets forth costs and expenses for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004	% Change
	(in millions)
Cost of product revenues	$22.4	$13.4	67%
Research and development	38.2	41.3	-8%
Sales and marketing	29.4	25.4	16%
General and administrative	14.1	13.2	7%
Total costs and expenses	$104.1	$93.3	12%

Cost of Product Revenues

Cost of product revenues were $22.4 million and $13.4 million in the nine months ended September 30, 2005 and 2004, respectively.  Our gross margin for the nine months ended September 30, 2005 was 71% as compared to 64% for the nine months ended September 30, 2004, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly.  In July of 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in royalties owed to Eli Lilly.  These amounts have been capitalized on our balance sheet and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly.  Amortization included in cost of product revenues related to these expenses was $1.3 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expenses

Total research and development expense in the nine months ended September 30, 2005 was $38.2 million as compared to $41.3 million in the nine months ended September 30, 2004 a decrease of $3.1 million or 8%. The decrease from 2004 to 2005 is primarily due to i) a decrease of $2.7 million in drug substance costs related to our former CAB-175 program, which was discontinued in 2004;  ii) a decrease of $1.2 million in license and collaboration fees due primarily to $1.5 million in payments to XTL Biopharmaceuticals Ltd. in the nine months ended September 30, 2004 with no license fee or collaboration payments in the nine months ended September 30, 2005;  iii) a decrease of $1.0 million in clinical trial expenses due primarily to the completion of the endocarditis trial; and iv) a decrease of $1.2 million in costs associated with the process of getting a second CUBICIN bulk drug substance manufacturer established.  These decreases were partially offset by i)  $1.6 million of development expenses related to our development agreement with Chiron and ii) an increase of $0.9 million in lab services expenses.

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

Sales and Marketing Expenses

Sales and marketing expense in the nine months ended September 30, 2005 was $29.4 million as compared to $25.4 million in the nine months ended September 30, 2004, an increase of $4.0 million or 16%. The increase in sales and marketing expenses is primarily related to $4.2 million of increased payroll, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2005 and $0.6 million in increased marketing related expenses.  These increases were partially offset by a decrease of $0.7 million in professional services expenses.

General and Administrative Expenses

General and administrative expense in the nine months ended September 30, 2005 was $14.1 million as compared to $13.2 million in the nine months ended September 30, 2004, an increase of $0.9 million or 7%. This increase is primarily due to an increase of $1.0 million in salary and other employee related expenses.

Other Expense, net

The following table sets forth other expense, net for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004	% Change
	(in millions)
Interest income	$2.4	$1.3	85%
Interest expense	(7.4)	(9.5)	-22%
Other expense	0.1	—	163%
Total other expense, net	$(4.9)	$(8.2)	-40%

Interest income in the nine months ended September 30, 2005 was $2.4 million as compared to $1.3 million in the nine months ended September 30, 2004, an increase of $1.1 million or 85%. The increase in interest income was due to a higher average cash balance in the first nine months of 2005 as compared to the first nine months of 2004 as well as an increase in interest rates.

Interest expense in the nine months ended September 30, 2005 was $7.4 million as compared to $9.5 million in the nine months ended September 30, 2004, a decrease of $2.1 million or 22%.  Interest expense related to our $165.0 million 5½% subordinated convertible notes was approximately $6.8 million for both the nine months ended September 30, 2005 and 2004. Interest expense related to our 8½% senior convertible notes, which were paid off in December of 2004, was zero and approximately $1.8 million in the nine months ended September 30, 2005 and 2004, respectively.  Included in interest expense for the nine months ended September 30, 2005 and 2004 is $0.6 million and $0.8 million, respectively, of interest expense related to the amortization of debt issuance costs.  Our remaining debt obligation as of September 30, 2005 relates to our $165.0 million 5½% subordinated convertible notes due in November 2008.

Other Income

Other income in the nine months ended September 30, 2005 was $0.1 million compared to no other income in the nine months ended September 30, 2004.  Other income for the nine months ended September 30, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited which resulted in the return of our original investment in Syrrx.

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

•                                          equity and debt financings;

•                                          equipment financings; and

•                                          interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of September 30, 2005 we had an accumulated deficit of $477.1 million.  We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities.  As a result, although our net losses have decreased as our net product revenues have increased, the Company expects to continue to incur losses at least into 2006.

Net cash used in operating activities was $27.5 million for the nine months ended September 30, 2005 due to: our net loss for the nine months of $25.1 million offset by non-cash charges of $8.7 million primarily related to depreciation and amortization expense; an increase of $7.4 million in inventory due to increased purchases as we build an adequate supply of CUBICIN; and a decrease in our deferred revenue balance.

Our investing activities have consisted of capital expenditures and strategic investments. Purchases of property and equipment during the nine months ended September 30, 2005 were $1.4 million as compared to $6.0 million in the nine months ended September 30, 2004. In the remainder of 2005, we plan to invest in additional development equipment related to our fermentation pilot plant and computer hardware and software.

Net cash of $4.7 million was provided by financing activities in the nine months ended September 30, 2005 as compared to $0.1 million used in financing activities in the nine months ended September 30, 2004.  Proceeds from financing activities for the nine months ended September 30, 2005 consisted of $4.8 million of cash received from employee exercise of stock options and purchases of common stock through our employee stock purchase plan.

In March 2005, we announced that we had entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN. We issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 in March 2005. Our global royalty obligation to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005.

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

In October 2001, we completed the private placement of $125.0 million of 5½% convertible subordinated notes (less financing costs of $4.0 million). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. On December 28, 2001, the initial purchasers exercised their option to purchase $40.0 million of 5½% convertible subordinated notes (less financing costs of $1.3 million). Interest is payable on each November 1 and May 1, beginning May 1, 2002. The deferred costs of $5.3 million are amortized to interest expense over the life of the debt.   Amortization of the deferred costs was $0.4 million for the nine months ended September 30, 2005 and 2004.  The outstanding balance under this facility totaled $165.0 million at September 30, 2005.

Our total cash, cash equivalents and investments at September 30, 2005 was $104.0 million compared to $128.4 million at December 31, 2004. Based on our cash on hand and the expected cash inflows from sales of CUBICIN, we now believe that our existing cash, cash equivalents, investments and expected cash flows from future revenues will be sufficient to fund our operating expenses, debt obligation, and capital requirements under our current business plan through at least 2007.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at September 30, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$165.0	$—	$165.0
Interest on subordinated convertible notes	9.1	18.2	4.5	—	31.8
Capital lease	0.1	—	—	—	0.1
Operating leases, net of sublease income	0.6	2.1	2.4	7.4	12.5
Inventory purchase obligations	23.1	27.0	14.8	1.8	66.7
External collaborations	4.4	—	—	—	4.4
Total contractual cash obligations	$37.3	$47.3	$186.7	$9.2	$280.5

The subordinated convertible notes consist of $165.0 million of 5½% convertible subordinated notes, due in November 2008.  These notes require semi-annual interest payments in May and November of each year through maturity.

Our operating leases consist of approximately 47,000 square feet of office and data center space at 45/55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in December 2010. In September 2005, we amended our lease for the space at 45/55 Hayden Avenue to increase the space from approximately 15,000 square feet to approximately 47,000 square feet and to extend the term to April 2016.  We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

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

Forward-Looking Statements

This document contains and incorporates by reference ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘could,’’ ‘‘should,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘continue’’ or other similar words.  These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled “Risk Factors” in this Quarterly Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report, and we caution readers not to place undue reliance on such statements.  The information contained in this Quarterly Report is provided by the Company as of the date of this Quarterly Report, and the Company does not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

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

•                  our ability to use our research and development and technology platforms and methods to identify potential products;

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

We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that in the near term our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of cSSSI and launched in the United States in November 2003. In September 2005, we filed an sNDA with the FDA seeking priority review for approval to add bacteremia with known or suspected endocarditis caused by S .aureus to the indication statement for CUBICIN.  Because of the recent introduction of CUBICIN, we have limited experience as to the sales of this product. We cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market. CUBICIN competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of CUBICIN depends on a number of factors, including:

•                  demonstration of the clinical efficacy and safety of CUBICIN;

•                  regulatory approval of any new indications for CUBICIN, including, but not limited to, an indication for bacteremia with known or suspected endocarditis caused by S. aureus pursuant to our September 2005 sNDA filing;

•                  the advantages and disadvantages of CUBICIN compared to alternative therapies;

•                  our ability to educate the medical community about the safety and efficacy of CUBICIN;

•                  the reimbursement policies of government and third-party payors; and

•                  the market price of CUBICIN.

We cannot be sure that physicians, patients, third-party payors, or the medical community in general will continue to accept and utilize CUBICIN. Even if the medical community accepts that CUBICIN is safe and efficacious for its approved indication and any future approved indications, physicians may choose to restrict the use of CUBICIN due to antibiotic resistance concerns.

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we do not obtain approval to market CUBICIN for additional therapeutic uses and in countries outside of the United States or fulfill certain post-approval requirements of the FDA relating to CUBICIN.

The FDA granted approval for CUBICIN for the treatment of cSSSI in the United States. In order to implement our business plan for CUBICIN, we will need to obtain regulatory approval for additional indications and from foreign regulatory authorities. To do so, we will need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of CUBICIN or for marketing outside of the United States, our revenues may not grow as expected and our business and operating results will be harmed.  On December 3, 2004, our partner Chiron submitted a Marketing Authorization Application to the European Medicines Agency, or EMEA, under the Centralized Procedure for approval to market CUBICIN in the European Union for complicated skin and soft tissue infections where the presence of susceptible Gram-positive bacteria is confirmed or suspected.  In September 2005, we filed an sNDA with the FDA to add bacteremia with known or suspected endocarditis caused by S. aureus to the indication statement for CUBICIN.  We cannot be sure that the EMEA or FDA will approve these or any future filings.  Our partner, Medison Pharma, Ltd., or Medison, has received approval for marketing, and is currently selling, CUBICIN in Israel.  Our partners have also filed or plan on filing for approvals to market CUBICIN in other territories.

In addition, the FDA approval to market CUBICIN in the United States requires that we conduct a post-marketing clinical study to further assess the safety, efficacy and pharmacokinetics of CUBICIN in renal impairment patients with cSSSI. Clinical sites began screening for eligible subjects for this study in February 2005. Over 300 subjects have been screened with 3 subjects being enrolled in the study.  Our business could be seriously harmed if we do not complete this study and the FDA, as a result, requires us to change the marketing label for CUBICIN in respect to patients with renal impairment.  In addition, adverse medical events that occur during the post-marketing clinical study could result in the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline.

If we are unable to generate revenues from any drug products other than CUBICIN, our ability to create long term shareholder value may be limited.

Apart from CUBICIN, we have no other drug products that have been approved by the FDA, and our current pipeline does not include any drug candidates that will generate revenues in the near term.  Unless and until we are able to develop other successful drug products, we will continue to rely solely on CUBICIN for our sales revenues.  If we are unable to bring any of our current or future drug candidates to market, or to acquire any marketed drug products, our ability to create long term shareholder value may be limited.

We have only one drug candidate, HepeX-B, which is currently in clinical development.  Based on HepeX-B’s current stage of clinical development, there is still a significant risk that HepeX-B will never be approved for commercialization.  Even if we are able to commercialize HepeX-B, the anticipated market potential for HepeX-B is much smaller than that for CUBICIN.  While we are researching other drug candidates for potential clinical development, including a second generation lipopeptide, most drug candidates never make it to the clinical development stage.  Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a drug product.  We also seek out opportunities to partner with other companies to acquire rights to other drug candidates or drug products, but there is no guarantee that we will be successful in these efforts.  In fact, the market to acquire rights to promising drug candidates and drug products is highly competitive, and we are often competing for such rights against companies with significantly more resources and experience.

We will need to obtain regulatory approvals for our other drug candidates, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts will be limited by any failure to obtain these approvals.

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization.  To date, we have not obtained government approval for any drug product other than CUBICIN for the indication of cSSSI in the

United States. Our partner, Medison, has received approval for marketing CUBICIN in Israel.  Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate.

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

Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that often takes many years. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. We have experienced such setbacks in the past.  For example, our clinical trials on CUBICIN for the treatment of community acquired pneumonia failed to demonstrate sufficient efficacy despite promising results in pre-clinical and early clinical trials.

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

We do not have the capability to manufacture our own CUBICIN bulk drug substance. We have entered into manufacturing and supply agreements with both DSM Capua SpA, or DSM, and ACS Dobfar SpA, or ACS, to manufacture and supply to us CUBICIN drug substance for commercial purposes. ACS was not approved by the FDA to produce commercial supply of CUBICIN drug substance until February 2005. Therefore, until recently, our commercial supply of CUBICIN drug substance has come from one supplier, DSM. Pursuant to our agreements with DSM and ACS, DSM and ACS currently store CUBICIN bulk drug substance at their facilities in Italy.

We do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira, Inc., or Hospira, and Cardinal Health PTS, LLC, or Cardinal, to manufacture and supply to us finished drug product. We only began to sell product finished from Cardinal in the third quarter of 2005

If DSM, ACS, Cardinal or Hospira experiences any significant difficulties in its manufacturing processes for CUBICIN bulk drug substance or finished drug product, we could experience significant interruptions in the supply of CUBICIN.

Because both the DSM and ACS manufacturing facilities are located in Italy, we may also experience interruption or significant delay in the supply of CUBICIN drug substance due to natural disasters, acts of war or terrorism, labor unrest or political instability in Italy.  In any such event, the supply of CUBICIN bulk drug substance stored at DSM and ACS could also be impacted.

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

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. On October 3, 2003, we announced a license agreement with Chiron to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. We have also entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea.  In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities.  Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators.

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

We depend on third parties in the conduct of our clinical trials for CUBICIN and HepeX-B and expect to do so with respect to other drug candidates, and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

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

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. Our U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in selling and marketing CUBICIN on our own in the United States. Even if we obtain approval to market CUBICIN in one or more of the additional countries in which we intend to commercialize CUBICIN pursuant to our collaboration agreement with Chiron or our other current or future collaborations, we cannot guarantee that we will be successful in marketing CUBICIN in international markets.

We have incurred substantial losses in the past and expect to incur additional losses.

Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $25.1 million for the nine months ended September 30, 2005 and $76.5 million for the year ended December 31, 2004.   At September 30, 2005 we had an accumulated deficit of $477.1 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We expect to incur additional operating losses at least into 2006 related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline.

We may require additional funds.

Currently, we are not a self-sustaining business, and certain economic and strategic factors may require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least 2007. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN and expand our infrastructure and research and development activities. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our stockholders or us.

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

We have manufacturing, collaborative and clinical trial relationships outside the United States.  CUBICIN is currently marketed in Israel and is expected to be marketed worldwide. Consequently, we are, and will continue to be, subject to additional risks related to operating in foreign countries. Associated risks of conducting operations in foreign countries include:

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We historically have been highly dependent on our senior management and scientific and medical personnel.  In order to induce certain members of our senior management and scientific team to remain at Cubist, we have provided retention letters to certain senior executives and we have also provided options that vest over time. However, members of our senior management and scientific team may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results. Our future success additionally depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. The value to employees of options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Our success in large part depends upon our ability to attract, train, motivate and retain qualified personnel for all aspects of our business. Because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition in attracting and retaining employees from the limited number of qualified personnel available. Because of this intense competition, we have had to interview a large number of candidates to meet our hiring needs. Other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these factors may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the

SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a) The following exhibits have been filed with this report:

†10.1  Amendment No. 1 to the Manufacturing and Supply Agreement entered into as of June 22, 2000 by and between DSM Capua, S.p.A., or DSM, and Cubist, dated as of September 9, 2005, by and between DSM and Cubist.

†10.2  Amendment No. 3 to the Manufacturing and Supply Agreement entered into as of September 30, 2001 by and between ACS Dobfar, SpA, or ACS, and Cubist, dated as of October 20, 2005, by and between ACS and Cubist.

†10.3  Processing Services Agreement entered into as of August 11, 2004 by and between Cardinal Health PTS, LLC and Cubist.

†10.4  Manufacturing and Supply Agreement entered into as of September 30, 2001 by and between ACS and Cubist.

†10.5  Manufacturing and Supply Agreement entered into as of June 22, 2000 by and between DSM Capua, S.p.A., Dobfar, SpA and Cubist.

†10.6  Amendment No. 2 to the Manufacturing and Supply Agreement entered into as of September 30, 2001 by and between ACS and Cubist dated as of February 12, 2003, by and between ACS and Cubist.

10.7  First Amendment to Lease dated September 29, 2005 by and between Cubist and The Realty Associates Fund VI LP.

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

 †Confidential Treatment requested.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

November 4, 2005
By:	/s/ David W.J. McGirr
David W.J. McGirr Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Finance and Accounting Officer)