Form 10-K
period 2005-12-31
CUBIST PHARMACEUTICALS INC
filed 2006-03-01
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                           Accelerated filer ☒                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2005 was approximately $494.4 million, based on 37,543,529 shares held by such non-affiliates at the closing price of a share of common stock of $13.17 as reported on the Nasdaq National Market on such date. The number of outstanding shares of common stock of Cubist on February 22, 2006 was 54,064,575.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 8, 2006
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.

Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference ‘‘forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,” ‘‘will,” ‘‘could,” ‘‘should,” ‘‘would,” ‘‘expect,” ‘‘anticipate,” ‘‘continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled “Risk Factors” in this Annual Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Annual Report, and we caution readers not to place undue reliance on such statements. The information contained in this Annual Report is provided by us as of the date of this Annual Report, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•        the acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

•        our expectations regarding the future market demand and medical need for CUBICIN;

•        our expectations regarding the launch of CUBICIN in Europe and other countries;

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

•        the continuation of our collaborations and our ability to establish and maintain successful manufacturing, sales and marketing, distribution and development collaborations;

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

•        the ability of our third party manufacturers, including our single source provider of Active Pharmaceutical Ingredient, or API, to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and at an acceptable cost;

•        our dependence upon pharmaceutical and biotechnology collaborations with our partners;

•        our ability to finance our operations;

•        the effectiveness of our expanded sales force;

•        potential costs resulting from product liability or other third party claims;

•        our ability to protect our proprietary technologies;

•        our ability to discover or in-license drug candidates and develop and achieve commercial success for drug candidates; and

•        a variety of risks common to our industry, including ongoing regulatory review, litigation relating to intellectual property, and legislative or regulatory changes.

PART I

ITEM 1.     BUSINESS

Overview

Cubist Pharmaceuticals, Inc. is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. To date, we have concentrated exclusively on developing products for the antiinfective marketplace.

Corporate Overview and Business Strategy

Cubist Pharmaceuticals, Inc., which we refer to as “Cubist” or the “Company”, was incorporated in Delaware in 1992. We completed our initial public offering in 1996, and our shares are listed on the Nasdaq National Market, where our symbol is CBST. Our principal offices are located at 65 Hayden Avenue, Lexington, Massachusetts. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

We have one marketed product, CUBICIN® (daptomycin for injection), which was launched in the United States in November 2003. CUBICIN, a first-in-class lipopeptide, is approved in the United States for the treatment of complicated skin and skin structure infections, or cSSSI, caused by certain Gram-positive bacteria, and in the European Union, or EU, for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by certain Gram-positive bacteria.

In September 2005, we filed a supplemental New Drug Application, or sNDA, with the FDA requesting approval of CUBICIN as a therapy for the additional indication of Staphylococcus aureus, or S. aureus, bacteremia with known or suspected endocarditis. In November 2005, we received notice from the FDA that the sNDA had been accepted for filing and had been granted priority review status. By granting priority review status, the FDA established a target date to act on the sNDA by March 24, 2006. In January 2006, the FDA announced that its Antiinfective Advisory Committee meeting on March 6, 2006 will focus on the CUBICIN sNDA. Also in January 2006, our CUBICIN marketing partner in Europe, Chiron Corporation, acting through its wholly-owned subsidiary Chiron Healthcare Ireland Ltd., or Chiron, was informed that CUBICIN had been granted marketing approval for the EU. Chiron plans to launch CUBICIN in the UK and Netherlands in early March, while proceeding with pricing negotiations necessary in other EU markets.

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, and commercialization expertise. Currently, our research and development priorities include our lipopeptide program, the product candidate HepeX-B™, and our natural products screening program.

The Infectious Disease Marketplace

Overview of Infectious Diseases and Drug Resistance

Infectious diseases are caused by pathogens present in the environment, such as bacteria, fungi and viruses that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract and overwhelm the body’s immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including infections of the bloodstream, skin, heart, lung and urinary tract.

The antiinfective market can be broken down into three main categories: antibacterials (often referred to as antibiotics), antifungals and antivirals. Currently marketed antibacterial drugs have, in many cases, proven highly successful in controlling the morbidity and mortality that accompany serious bacterial infections. These drugs work by binding to specific targets in a bacterial pathogen, thereby inhibiting a function essential to the pathogen’s survival. Many antibiotics were developed and introduced into the market during the 1970s and 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems and proved to be efficacious in treating most bacterial infections. Only two new antibiotics from new chemical classes have been introduced to the market in the past 30 years—Zyvox, which is known generically as linezolid and is from the oxazolidinones chemical class, and CUBICIN, which is a lipopeptide.

The Centers for Disease Control continues to report on new strains of bacteria that are resistant to one or more currently-marketed antibiotics. The increasing prevalence of drug-resistant bacterial pathogens has led to significantly increased mortality rates, prolonged hospitalizations, and increased healthcare costs. Many of these resistant organisms have emerged from the class of bacteria called Gram-positive pathogens. Gram-positive bacteria can be differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a single cellular membrane and a thick cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site. Examples of such resistant Gram-positive bacterial pathogens include:

•       MRSA (methicillin-resistant S. aureus): S. aureus, often referred to simply as “staph,” are bacteria commonly carried on the skin or in the nose of healthy people. In some cases, staph can cause an infection, and staph bacteria are one of the most common causes of skin infections in the United States. Most of these infections are minor (such as pimples and boils) and most can be treated without antibiotics. However, staph bacteria can also cause serious infections (such as surgical wound infections and pneumonia). In the past, most serious staph bacterial infections were treated with antibiotics related to penicillin. Over the past 50 years, treatment of these infections has become more difficult because staph bacteria have become resistant to various antibiotics, including the commonly used penicillin-related antibiotics. These resistant bacteria are called methicillin-resistant S. aureus, or MRSA. MRSA strains can cause severe tissue damage to existing wounds and can cause bacteremia, an infection of the bloodstream.

While MRSA is currently found mostly in hospital and long-term care settings, the incidence of community-acquired MRSA infections continues to rise rapidly. Of great concern to the infectious disease community is the fact that community-acquired MRSA infections show up in otherwise healthy individuals—not fitting the traditional profile for an “at risk” patient such as a frequent user of the health care system who is more likely to be exposed to MRSA infections, and can therefore be more easily missed in initial diagnosis. As a result, the patients can get more seriously ill and require hospitalization before being appropriately treated for the MRSA infection. Of additional concern to the infectious disease community is the fact that most community-acquired MRSA strains encode the Panton-Valentine leukocidin (PVL) gene. This gene creates a “more fit” pathogen and confers an ability to defeat the host’s immune system, thereby resulting in an infection becoming more severe more quickly.

•       GISA or VISA (glycopeptide- or vancomycin-intermediately susceptible S. aureus): The first reports of S. aureus infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in wide geographic areas throughout Japan and North America and have recently emerged in Europe.

•       VRSA (vancomycin-resistant S. aureus): During 2002, the first isolates of fully vancomycin-resistant S. aureus were discovered in the U.S. Unexpectedly, rather than evolving from a VISA strain, these VRSA emerged from MRSA strains that had acquired the vancomycin-resistance gene from vancomycin-resistant Enterococci, or VRE.

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

•       Many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer. Most of these drugs must be administered multiple times a day in order to be effective, are not well tolerated by patients, or require lengthy infusion times when administered. Moreover, intravenous administration of some of these drugs does not occur through the veins in the arm, but through catheters in the central venous system. The difficulty or inconvenience of administration of these drugs makes them unattractive choices.

•       Existing antibiotics may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, suppression of the bone marrow, inflammation and swelling at the site of injection, and headaches. Some of these side effects may be significant enough to require that therapy be discontinued.

•       Some existing antibiotics, which are bacteriostatic agents, do not kill the pathogens that cause the infection but merely inhibit their growth. Bacteriostatic drugs are less effective in treating meningitis (an inflammation of the membranes covering the brain usually caused by a bacterial infection) and endocarditis (an infection of the heart valves) than are bactericidal antibiotics, which kill the pathogens. This deficiency is most apparent in immuno-compromised patients because their weakened immune systems cannot rid their bodies of even growth-inhibited pathogens

Our Flagship Product: CUBICIN

CUBICIN is the first antibiotic from a new class of antiinfectives called lipopeptides. Under laboratory conditions, CUBICIN exhibits rapid bactericidal activity against most clinically significant Gram-positive bacteria, including multi-drug resistant bacteria. CUBICIN is currently the only once-daily bactericidal antibiotic approved in the United States for the treatment of cSSSI caused by susceptible strains of the following Gram-positive microorganisms: S. aureus (including methicillin-resistant strains), Streptococcus pyogenes, S. agalactiae, S. dysgalactiae subsp equisimilis and Enterococcus faecalis (vancomycin-susceptible strains only).

We believe that CUBICIN provides an important advantage over existing antibiotic therapies in the treatment of cSSSI, given its rapid bactericidal* properties and distinct mechanism of action, its convenient once-daily dosing regimen, its similar safety profile to other IV antibiotics and its spectrum of activity against both susceptible strains of Gram-positive pathogens and strains that are resistant to other antibiotic therapies. The increasing prevalence of drug-resistant bacterial pathogens is a concern to the infectious disease community.

*       demonstrated in vitro; the clinical relevance of in vitro data has not been established.

In our review of the infectious disease marketplace, we referenced the increasing prevalence of drug-resistant bacterial pathogens as a concern to the infectious disease community. The need for multiple mutation steps and the small impact of each step on susceptibility substantially decreases the likelihood that a daptomycin-susceptible bacteria will become daptomycin-resistant. At year-end, CUBICIN has been on the market for twenty-six months and has been used in the treatment of an estimated 150,000 patients. The current number of reported resistant isolates, compared to the number of patients treated (or the numbers of bacteria being tested for susceptibility) continues to be extremely small, consistent with the findings of the pre-NDA clinical program.

Clinical Development of CUBICIN

CUBICIN is approved in the United States for the treatment of cSSSI caused by certain Gram-positive organisms. In September 2005, we filed our sNDA with the FDA requesting approval of CUBICIN as a therapy for the additional indication of S. aureus bacteremia with known or suspected endocarditis. In November 2005, we received notice from the FDA that the sNDA had been accepted for filing and had been granted priority review status. Priority review designation applies to new drugs that have the potential for providing significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Under the Prescription Drug User Fee Amendments of 2002, the FDA’s performance goals for fiscal years 2003-2007 involve reviewing 90% of priority applications within six months of receipt by the FDA. By granting priority review status, the FDA established a target date to act on the sNDA by March 24, 2006. As part of the review of this application, the FDA will hold an Antiinfective Drug Advisory Meeting on March 6, 2006, as we announced on January 23, 2006.

In addition, we currently are conducting a Phase IV clinical trial to further assess the safety, efficacy and pharmacokinetics of CUBICIN patients with cSSSI who also have various degrees of renal impairment, including those that require dialysis. In February 2005, clinical sites began screening for eligible subjects. However, enrollment has been difficult and slower than expected. We have also recently completed an ascending dose tolerability study. This study evaluated the pharmacokinetics, safety and tolerability of CUBICIN when administered to healthy volunteers at doses of up to 12 mg/kg once daily for 14 days. Results of this study indicate that CUBICIN was well tolerated at those levels. In addition, we are currently enrolling patients in a Phase 1 pediatric study designed to assess the pharmacokinetics and tolerability of daptomycin in subjects between the ages of 2 and 17, inclusive, who have proven or suspected Gram-positive infection for which they are receiving standard antibiotic therapy. We have enrolled more than half of the target number of subjects for this study.

U.S. Market Launch of CUBICIN

We generated $58.6 million in net product sales of CUBICIN in 2004 and $113.5 million in net product sales of CUBICIN in 2005. We market CUBICIN to approximately 1,300 of the top U.S. hospitals that dispense the majority of the prescriptions for parenteral antibiotics to treat Gram-positive cSSSI. In addition to our in-house marketing team, our sales force as of year end 2005 consisted of approximately 99 sales representatives and ten regional business directors. Most of our sales representatives and business directors have extensive hospital-based sales experience and many have previously sold antiinfectives to the hospitals in their current territories. In addition, in order to be prepared if the FDA approves our sNDA and in an effort to expand our calling effort from approximately 1,300 U.S. hospitals to approximately 1,800, we plan to increase our sales force by 36 sales representatives before the end of the first quarter of 2006.

Phase 3 S. aureus Endocarditis and Bacteremia Trial

On December 16, 2005, the results from our CUBICIN Phase 3 S. aureus endocarditis and bacteremia clinical trial were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy,

or ICAAC. This Phase 3 clinical trial was an international, multi-center, randomized, open-label study of the safety and efficacy of CUBICIN compared to conventional therapy for the treatment of patients with infective endocarditis and bacteremia caused by both methicillin susceptible S. aureus, or MSSA, and methicillin resistant S. aureus, or MRSA. In this study, 236 patients were treated at 44 study sites in the U.S. (38) and Europe (6). There were 235 patients who qualified for analysis as part of the intent to treat, or ITT, population.

In this trial, a once daily intravenous administration of CUBICIN as a monotherapy at 6mg/kg was compared to the standard of care therapies consisting of either a semi-synthetic penicillin, primarily nafcillin at 2 grams 6 times daily, for MSSA or vancomycin at 1 gram twice daily for MRSA, in each case combined with initial gentamicin which is commonly used to reduce the duration of bacteremia. The study was designed as a non-inferiority study to compare CUBICIN to the current standard of care treatments. This is a typical study design for registration studies with antibiotics particularly when patients are seriously ill and standard therapies exist. A blinded independent external adjudication committee, or IEAC, comprised of infectious disease experts assessed the outcome of treatment in this study at the end of therapy and at a test of cure, or TOC, visit 6 weeks after treatment was completed. As we announced in June 2005, this study met its primary efficacy endpoints of non-inferiority at test of cure in both the ITT and per protocol populations of the study.

The success rates at test of cure for CUBICIN and the comparators in these populations are set forth in the table below:

	Intent to Treat Population		Per Protocol Population
	CUBICIN	Comparator	CUBICIN	Comparator
Success/total patients	53/120	48/115	43/79	32/60
Success rate	44.2%	41.7%	54.4%	53.3%

In the ITT population, the CUBICIN success rate was 2.4% greater than that for the comparator. The 95% confidence interval around the difference in success rates ranged from -10.2% to 15.1% indicating that the true difference in success rates could vary by as much as 10.2% in favor of the comparator or 15.1% in favor or CUBICIN. In the per protocol population, the CUBICIN success rate was 1.1% greater than that for the comparator. The 95% confidence interval around this difference ranged from -15.6% to 17.8%, indicating that the true difference in success rates could vary by as much as 15.6% in favor of the comparator or 17.8% in favor of CUBICIN. Measured at the end of therapy, the success rate in the ITT population of CUBICIN, as assessed by the IEAC was 61.7% as compared to 60.9% for the comparator.

The median times to clearance of bacteremia for the monotherapy CUBICIN and dual therapy comparator treatment groups were not statistically different. Numerically, there was a slight advantage for CUBICIN in the MRSA sub-population and a slight advantage for comparator in the MSSA sub-population. These sub-populations were not sized for statistical significance.

Compared with standard of care, CUBICIN demonstrated the greatest relative benefit in patients with infections caused by MRSA, the subpopulation with the fewest treatment options and the highest unmet need. In patients with MRSA included in the ITT population, the success rates were 44.4% and 31.8% in the CUBICIN and comparator groups, respectively. Success rates at TOC were similar between the treatment groups for patients with infections caused by MSSA (44.6% and 48.6% in the CUBICIN and comparator groups, respectively.) The number of patients included in the diagnostic sub-groups in the study was not large enough to be able to demonstrate whether these comparisons would be statistically significant.

Based on our experience outside of this trial, the current number of reported isolates that are resistant to CUBICIN compared to either the number of patients treated or the number of bacteria being tested for susceptibility is small. This clinical trial provided additional data relating to the potential for bacterial resistance to CUBICIN. In the course of conducting this clinical trial in S. aureus bacteremia and infective endocarditis, we encountered some cases of reduced susceptibility in both the comparator and the CUBICIN patient groups. The patients in each patient group, who developed reduced susceptibility, as measured by a rise in minimum inhibitory concentrations, or MIC, had complicated S. aureus bacteremia or left-sided endocarditis, and, in many cases, failed to receive necessary adjunctive surgical procedures.

In addition to efficacy data, safety data from the clinical trial were presented at ICAAC. The adverse events, serious adverse events and drug-related adverse events were similar in the CUBICIN and comparator groups. The study included laboratory tests designed to determine whether patients developed impaired renal function or elevations in levels of the creatine phosphokinase, or CPK, which is an indicator of muscle damage. Changes in laboratory data did not necessarily lead to a discontinuation of treatment. In comparing differences in outcomes between treatments in a clinical trial, statistical significance testing is used to establish the probability that the observed differences did not occur by chance. The result of statistical testing is often defined in terms of a “p-value,” with a level of 0.05 or less considered to be a statistically significant difference. The following table sets forth safety data, including p-values relating to laboratory data:

	Safety Data
	CUBICIN % Patients	Comparator % Patients	p-value*
Adverse Events Leading to Discontinuation of Treatment
CPK elevation	2.5%	0%	N/A
Renal failure	<1.0%	4.3%	N/A
Changes in Laboratory Data
CPK elevation	25.0%	12.5%	0.038
Worsening renal function	19.8%	46.8%	<0.001
Renal failure	3.4%	10.8%	0.038

*                    Fisher’s exact test.

U.S. Market Opportunity and Market Positioning for CUBICIN

According to data collected by Arlington Medical Resources, Inc., or AMR, the market opportunity for anti-staph antibiotics (for MSSA and MRSA infections) across multiple indications in U.S. hospitals (excluding pneumonia, for which CUBICIN is not indicated, as well as prophylaxis use) represented more than 4.3 million courses or 20 million treatment days during the 12 months ended June 2005. CUBICIN is currently marketed within a subset of this larger opportunity. The significance of the MRSA problem in the United States is reflected in sales trends for vancomycin, the generic IV antibiotic used as the standard of care for many types of hospital MRSA infections. From 2000 through 2005, according to IMS Health, a company which compiles pharmaceutical sales data, vancomycin unit sales experienced compound annual growth rate of 14.3%.

AMR data shows that almost 2.1 million courses were prescribed to treat skin structure infections in hospitalized patients in the U.S. caused by gram-positive infections during the twelve months ended June 2005. The current label for CUBICIN is for cSSSI. This suggests a current addressable inpatient market for CUBICIN in the U.S. of approximately 10.0 million days of therapy. In addition, based on our sales data, we estimate that approximately 40% of CUBICIN’s sales come from the outpatient setting, suggesting that the total addressable market for CUBICIN with its current label may be well over 10 million days of therapy. Should CUBICIN receive supplemental approvals from the FDA for additional indications, the addressable market could expand.

During 2005, we marketed CUBICIN to approximately 1,300 of the top U.S. hospitals that dispense the majority (approximately 80%) of prescriptions for IV antibiotics to treat Gram-positive cSSSI. Throughout 2005, we continued to see increases in the percentage of target hospitals ordering CUBICIN, in the percentage of hospitals re-ordering, and in the percentage of hospitals which have added CUBICIN to their formulary (list of drugs formally approved for treating patients in the specific hospital). We generated net product revenues of CUBICIN of $20.9 million in the first quarter of 2005, $25.6 million in the second quarter of 2005, $30.3 million in the third quarter of 2005, and $36.6 million in the fourth quarter of 2005, for a total of $113.5 million in net product revenues for the year ended December 31, 2005.

In the first quarter of 2005 we increased our hospital sales force from 75 to 99. We plan a further increase in the first quarter of 2006 to a total of 135 sales professionals who will add both breadth and depth to our hospital penetration.

The International Opportunity for CUBICIN

In October 2003, we entered into an international commercialization agreement with Chiron for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Under that agreement, after marketing approval from a regulatory authority is received for a particular country, Chiron will market, sell and distribute CUBICIN within that country based on a marketing plan reviewed by us.  Chiron will be responsible for the sales, marketing and distribution costs within that country.  Cubist is responsible for manufacturing and supplying CUBICIN to Chiron, and Chiron shall owe us the higher of a transfer price for CUBICIN that we supply to them and a royalty based on Chiron’s sales of CUBICIN in its territory. In December 2004, Chiron submitted its MAA to the EMEA under the centralized procedure for approval to market CUBICIN in the European Union for cSSTI where the presence of susceptible Gram-positive bacteria is confirmed or suspected. The EMEA coordinates the evaluation and supervision of medicinal products throughout the EU. In November 2005, Chiron received a unanimous positive opinion from the Committee for Medicinal Products for Human Use, recommending approval of Chiron’s MAA for CUBICIN. Final approval was granted for marketing in the EU in January of 2006 and an initial launch is planned for the UK and the Netherlands, with other EU countries to be phased in throughout 2006.

In October 2005, Chiron announced that it had entered into a definitive merger agreement with Novartis AG. If the Novartis transaction is consummated, Novartis will be able to exercise control over our CUBICIN partner for Europe and Chiron’s other territories.

In addition, one of our collaborators, Medison Pharma, Ltd., has received approval for marketing CUBICIN in Israel. Oryx Pharmaceuticals, our marketing partner in Canada, filed for approval in 2005 for using CUBICIN for treatment of a skin indication. We also have entered into agreements with collaborators for the commercialization of CUBICIN in Taiwan and South Korea. We intend to seek additional development and commercialization agreements in other markets around the world to maximize potential global sales of CUBICIN.

Our Product Pipeline

Our research and development programs focus on opportunities created by unmet needs in the acute care antiinfective market and leverage the expertise and experience we have gained through the development of and continued clinical program supporting CUBICIN. Our lipopetide research and development program is focused on leveraging our specialized knowledge of the lipopeptide class to develop additional drug candidates from this class. Our first goal is the development of an antibiotic candidate with activity in the lung to complement CUBICIN. CUBICIN binds with surfactant in the lung making it inactive against inhaled bacteria that cause pneumonia. We plan to file an investigational new drug application for a first candidate from our lipopeptide program—one with activity against pneumococcus and MRSA in the lung, by the end of 2006.

We are evaluating HepeX-B, a monoclonal antibody product candidate that we licensed from XTL Biopharmaceuticals Ltd., or XTLbio, to determine its potential as a therapy for the prevention of re-infection by the Hepatitis B virus in liver transplant patients. We released data from a Phase 2 clinical trial of HepeX-B in late 2005. We will meet with the FDA in the first half of 2006 to review these data and discuss potential Phase 3 trial design. We are gaining important experience with monoclonal antibodies through this clinical program.

In our natural products program, we are using proprietary assets and technologies to leverage biodiversity in the soil as a means of natural product drug discovery. More than 30% of new chemical entities on the market today—and more than 70% of antibiotics—have been derived from natural products. Our efforts in this area are focused on screening for novel antimicrobial drug candidates.

Our research and development expenditures, which include research related to CUBICIN, as well as our drug discovery projects, were $51.7 million, $57.2 million, and $54.5 million in 2005, 2004, and 2003, respectively.

Our Intellectual Property Portfolio

We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications.

To date, we own or co-own 39 issued U.S. patents, 15 pending U.S. patent applications, 34 issued foreign patents and approximately 135 pending foreign patent applications. We have exclusively licensed rights from Eli Lilly and Company, or Eli Lilly, under U.S. patents and foreign patents related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are six issued U.S. patents (U.S. Patent Nos. 6,852,689; 6,696,412; 6,468,967; 5,912,226; 4,885,243; and 4,874,843) that cover the drug product, manufacture, and/or administration or use of daptomycin. In addition, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides.

Manufacturing, Distribution and Other Agreements

In June 2000, we entered into a manufacturing and supply agreement with DSM Capua SpA, or DSM, pursuant to which DSM agreed to manufacture and supply to us API for commercial purposes in accordance with Good Manufacturing Practices, or GMP standards. We will purchase bulk daptomycin drug substance from DSM through the end of May 2006, at which time the contract we have with DSM will terminate.

In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture and sale of API for CUBICIN exclusively to us for commercial purposes. In 2004, we filed a sNDA for this second API product manufacturing facility. On February 15, 2005, we received approval from the FDA for commercial production of API at this facility. On October 20, 2005, we entered into an amendment to our manufacturing and supply agreement with ACS under which we will purchase API from ACS subject to minimum annual quantity requirements. We also currently engage ACS to manufacture API for our clinical trials of CUBICIN. Upon the termination of our contract with DSM, ACS will become the single source supplier of API for CUBICIN. ACS’s substantial fermentation and purification plant capacity enables it to meet all anticipated needs for CUBICIN API, and Cubist will therefore no longer require a second supplier for this portion of the CUBICIN supply chain. ACS’s substantial plant capacity also is expected, over time, to contribute to further improvement in CUBICIN cost-of-product-revenues.

In April 2000, we entered into an agreement with Hospira, Inc., or Hospira, formerly the core global hospital products business of Abbott Laboratories. Under this agreement, Hospira currently converts API into our finished, vialed formulation of CUBICIN. In September 2003, we entered into a packaging services agreement with Cardinal. In September 2004, we entered into an additional services agreement with Cardinal to provide fill/finish as well as packaging services for the finished CUBICIN product. We filed a sNDA-CBE 30 (Changes Being Effected in 30 days) in March 2005, and this filing received approval in September 2005. Cardinal currently provides both packaging and fill/finish services to Cubist.

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

Competition

CUBICIN is currently approved in the U.S. for the treatment of cSSSI caused by certain Gram-positive organisms. There are many currently approved antibiotics used to treat these types of infections. The most commonly prescribed antibiotics for susceptible strains of bacteria are: first-generation cephalosporins, such as cefazolin, and semi-synthetic penicillins, such as oxacillin and nafcillin. For the treatment of resistant organisms, the most commonly prescribed treatments are vancomycin and linezolid. All of these antibiotics, except linezolid, which is marketed as Zyvox, and Tygacycline, a broad spectrum antibiotic which is marketed as Tygacil, are distributed by generic manufacturers at low cost. In addition, there are drug candidates in development, examples of which are Ceftobiprole, Dalbavancin, and Telavancin, which, if approved, would compete in the IV antibiotic market.

Government Regulation

Overview

Our development, manufacture and marketing of pharmaceutical drugs is subject to extensive regulation by numerous governmental agencies within the jurisdictions where we choose to market our products, principally the FDA in the United States, the EMEA for EU member states and by various country-specific regulatory bodies in other countries. These regulations define not only the form and content of safety and efficacy data regarding a proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures. All of these regulations and required oversight are intended to ensure the efficacy, safety and consistency of pharmaceuticals. The time and expense involved in meeting the requirements to obtain and maintain regulatory approvals are quite substantial.

FDA Process

Pre Clinical Testing:   Before testing of any compounds with potential therapeutic value in human subjects may begin in the U.S., stringent government requirements for pre-clinical data must be satisfied.

Pre-clinical testing includes both in vitro and in vivo (within a living organism) laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an Investigational New Drug, or IND, application, and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on “clinical hold” because of concerns about, for example, the safety of the product being tested.

Clinical Trials:   Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board that considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure, which must be made to participants in the clinical trial.

Phase 1 Clinical Trials:   Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase 1 clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

Phase 2 Clinical Trials:   Phase 2 clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

Phase 3 Clinical Trials:   Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. The Phase 3 clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen.

All of the phases of clinical studies must be conducted in conformance with the FDA’s bioresearch monitoring regulations.

New Drug Application:   All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in a New Drug Application, or NDA, to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, as may be the case with HepeX-B, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the Food Drug and Cosmetic Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required.

In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. Cubist was granted such a Priority Review after the CUBICIN NDA was submitted in 2002. In 2005, Cubist was granted a Priority Review after submission of the sNDA for the expansion of the CUBICIN label.

Hatch-Waxman Act:   Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like CUBICIN. The law also provides incentives by awarding, in certain circumstances, of non-patent marketing exclusivities to pioneer drug manufacturers. Under the Hatch-Waxman Act, newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity in addition to any patent protection the drug product may have. The Hatch-Waxman Act provides five years of “new chemical entity”, or NCE, marketing exclusivity to the first applicant to gain approval of a NDA for a product that does not contain an active ingredient found in any other approved product. FDA granted CUBICIN five years of NCE exclusivity, which expires on September 12, 2008. During this five-year period, the FDA is prohibited from accepting any Abbreviated New Drug Application, or ANDA, for a generic drug. The FDA is also prohibited from accepting any NDA during this five-year period where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application. The five-year exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain patent information for listing in “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the “Orange Book”. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with FDA for the reference product(s). The applicant must certify that there is no listed patent, that the listed patent has expired, that the ANDA or 505(b)(2) application may be approved upon the date of expiration of the listed patent, or that the patent is invalid or will not be infringed by the marketing of the applicant’s product. This last certification is referred to as a “Paragraph IV certification.” If a Paragraph IV certification is filed, the ANDA or 505(b)(2) applicant must also provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed. If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)2) application four years after approval of the NDA. However, if the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because parties have failed to cooperate in expediting the litigation.

The EMEA Process

In the EU, the EMEA requires approval of a MAA before a pharmaceutical drug is brought to market in EU member states. We worked closely with our collaborator Chiron in the preparation of the MAA for CUBICIN which was submitted for CUBICIN on December 3, 2004. In January 2006, Chiron received formal marketing approval for CUBICIN in the EU. The indication approved is for the treatment of cSSTI in adults. In many EU countries, pricing negotiations also must take place before the product is sold.

Other Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including the laws relating to the oversight activities of the Securities and Exchange Commission and the regulations of the Nasdaq National Stock Market, on which our shares are traded. We are also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, environmental regulations, and hazardous substance control.

Our Employees

As of February 22, 2006, we had approximately 369 full-time employees, approximately 148 of whom were engaged in research and development and approximately 221 of whom were engaged in management, marketing, sales, administration and finance. We consider our employee relations to be good.

Our Executive Officers and Directors

Michael W. Bonney	47	President, Chief Executive Officer and Director
Barry I. Eisenstein, M.D.	58	Senior Vice President, Scientific Affairs
Lindon M. Fellows	54	Senior Vice President, Technical Operations
Oliver S. Fetzer, Ph.D., MBA	41	Senior Vice President, Corporate Development, Research and Development
Christopher D.T. Guiffre, J.D., MBA	37	Senior Vice President, General Counsel & Secretary
David W.J. McGirr, MBA	51	Senior Vice President & Chief Financial Officer
Robert J. Perez, MBA	41	Senior Vice President, Commercial Operations
Francis P. Tally, M.D.	65	Senior Vice President and Chief Scientific Officer
Kenneth M. Bate, MBA (1) (3)	55	Director
David W. Martin, Jr., M.D. (2)*	65	Lead Director
Walter R. Maupay, Jr., MBA (2) (3)*	67	Director
Martin Rosenberg, Ph.D. (3)	60	Director
J. Matthew Singleton, MBA, CPA (1)*	53	Director
Michael B. Wood, M.D. (1) (2)	62	Director

(1)          Member of Audit Committee

(2)          Member of Compensation Committee

(3)          Member of Corporate Governance and Nominating Committee

*                    Chairman of Committee

Mr. Bonney has served as our President & Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President & Chief Operating Officer. From 1995 to 2001, he held various positions of increasing responsibility at Biogen, Inc., a biopharmaceutical company, including Vice President, Sales and Marketing from 1999 to 2001. While at Biogen, Mr. Bonney built the commercial infrastructure for the launch of Avonex®. Prior to that, Mr. Bonney held various positions of increasing responsibility in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director.

Mr. Bonney received a BA in Economics from Bates College. Mr. Bonney is a director of NPS Pharmaceuticals, Inc., a biopharmaceutical company, serves on the Board of Overseers of the Beth Israel Deaconess Medical Center and serves on the Board of Trustees of Bates College.

Dr. Eisenstein has served as our Senior Vice President, Scientific Affairs since July 2004. From January 2003 until July 2004 he served as our Senior Vice President, Research and Development. He joined Cubist from ActivBiotics, Inc., where he served as President, Chief Scientific and Medical Officer throughout the year 2002 and as a member of ActivBiotics’ Board of Directors from 1997 to 2003. From 1996 to 2002, he was Vice President, Science and Technology at Beth Israel Deaconess Medical Center, responsible for technology transfer, clinical trials and research, research administration and research operations. From 1992 to 1996, Dr. Eisenstein served as Vice President of Eli Lilly and Company’s Lilly Research Laboratories and from 1986 to 1992, Dr. Eisenstein was Chairman of the Department of Microbiology and Immunology at The University of Michigan Medical School. He has also held various academic positions and currently serves as Clinical Professor of Medicine at Harvard Medical School and as Editor of the journal, Antimicrobial Agents and Chemotherapy. Dr. Eisenstein received an AB from Kenyon College and his MD from Columbia University College of Physicians and Surgeons.

Mr. Fellows has served as our Senior Vice President, Technical Operations since August 2005. From July 2004 until August 2005, Mr. Fellows was Vice President, Corporate Quality Assurance of Millennium Pharmaceuticals, a biopharmaceutical company. Prior to July 2004, Mr. Fellows held various positions of increasing responsibility at DSM Life Sciences Products , a pharmaceuticals manufacturing company, including Managing Director, Director of Quality Compliance, and Vice President of Quality Assurance and Regulatory Affairs with responsibility for antiinfectives, fine chemicals, and food sciences. Mr. Fellows holds a B.S. in Microbiology from Colorado State University.

Dr. Fetzer has served as our Senior Vice President, Corporate Development, Research and Development since July 2004. From January 2003 to July 2004, he served as our Senior Vice President, Corporate Development and Chief Business Officer. From July 2002 to January 2003, he served as our Senior Vice President, Business Development. Prior to joining Cubist, he served as Vice President and Director from 2000 to 2002, as Manager from 1997 to 2000, as Project Leader from 1995 to 1997 and as Consultant from 1993 to 1995 at The Boston Consulting Group. While there, he focused on domestic and international strategic issues, predominantly in the healthcare industry, covering all functions of the pharmaceutical value chain. Dr. Fetzer received a B.S. in Biochemistry from the College of Charleston (South Carolina), a Ph.D. in Pharmaceutical Sciences from the Medical University of South Carolina and an MBA from Carnegie Mellon University. Mr. Fetzer is also a director of Auxilium Pharmaceuticals, a specialty pharmaceuticals company.

Mr. Guiffre has served as our Senior Vice President, General Counsel and Secretary since January 2004. He served as our Vice President, General Counsel and Secretary from December 2001 to December 2003. From 1997 to 2001, Mr. Guiffre held various positions of increasing responsibility at Renaissance Worldwide, Inc., a provider of information technology consulting services, including Counsel, Corporate Counsel and Director of Legal Affairs, and Vice President, General Counsel and Clerk. Prior to joining Renaissance Worldwide, he was an Associate at Bingham McCutchen LLP, a national law firm. He received a B.S. in Marketing from Babson College, a JD from Boston College Law School, and an MBA from Boston College Carroll School of Management. Mr. Guiffre is a member of the Massachusetts Bar.

Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. From 1999 to 2002, Mr. McGirr was the President and Chief Operating Officer of hippo inc, an internet technology, venture-financed company. Mr. McGirr served as a member of hippo’s Board of Directors from 1999 to 2003. From 1996 to 1999, he was the President of GAB Robins North America, Inc., serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995,

Mr. McGirr served in various positions within S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an MBA from The Wharton School of the University of Pennsylvania.

Mr. Perez has served as our Senior Vice President, Commercial Operations since July 2004. From August 2003 to July 2004 he served as our Senior Vice President, Sales and Marketing. Prior to joining Cubist, he served as Vice President of Biogen’s CNS Business Unit since 2001 and was responsible for leading the U.S. neurology franchise, including Biogen’s flagship product Avonex®, along with customer support, medical affairs, reimbursement and training. From 1995 to 2001 he served as a Regional Director, Director of Sales, and Avonex® Commercial Executive at Biogen. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals, ultimately serving as Regional Business Manager, responsible for strategic planning and profitability of a key business unit and managing both national and regional sales managers. Mr. Perez received a BS from California State University, Los Angeles and an MBA from The Anderson School at UCLA.

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

Mr. Bate has served as one of our directors since June 2003. Since January 2005, Mr. Bate has been a consultant with JSB Partners, LP., a banking and advisory firm for biopharmaceuticals and life sciences companies, which he founded in July 1999. From July 2003 until January 2005, Mr. Bate served as Executive Vice President, Head of Commercial Operations and Chief Financial Officer of Millennium Pharmaceuticals, Inc. From December 2002 to July 2003, Mr. Bate served as Senior Vice President and Chief Financial Officer of Millennium Pharmaceuticals, Inc. Prior to that, he was a partner of JSB Partners. From 1997 to 1999, Mr. Bate served as Senior Managing Director and Chief Executive Officer of MPM Capital, LP, a venture capital company. Mr. Bate served at Biogen, Inc. as Vice President of Sales and Marketing from 1993 to 1996 and as Chief Financial Officer from 1990 to 1993. Mr. Bate received a B.A. in Chemistry from Williams College and an MBA from The Wharton School of the University of Pennsylvania.

Dr. Martin has served as one of our directors since October 1997 and as our lead director since October 2004. Since 2004, he has been the Founder, Chairman, and Chief Executive Officer of AvidBiotics Corporation, a biotechnology company. In 2003, he was Chairman and Chief Executive Officer of GangaGen, Inc., a biotechnology company. From July 1997 until April 2003, Dr. Martin served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc., a biotechnology company. From 1995 to 1996, Dr. Martin was President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company. During 1994 and through May 1995, Dr. Martin served as Senior Vice President of Chiron Corporation, a biopharmaceutical company. From 1991 to 1994, Dr. Martin served as Executive Vice President of DuPont Merck Pharmaceutical Company. From 1983 to 1990, Dr. Martin was Vice President and then Senior Vice President of Research and Development at Genentech, Inc., a biopharmaceutical company. Prior to 1983, Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California,

San Francisco. Dr. Martin is also a Lead Director of Varian Medical Systems, Inc., a medical equipment and software supplier. Dr. Martin received an M.D. from Duke University.

Mr. Maupay has served as one of our directors since June 1999. From January 1995 to June 1995, Mr. Maupay served as Group Executive of Calgon Vestal Laboratories, a division of Bristol-Myers Squibb Corporation. From 1988 to 1995, Mr. Maupay served as President of Calgon Vestal Laboratories, a subsidiary of Merck and Company. From 1984 to 1988, Mr. Maupay served as Vice President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of Life Medical Sciences, Inc., a medical device company, and PolyMedica Corporation, a healthcare distribution company. He is also a director and non-executive chair of Kensey Nash Corporation, a medical device company. Mr. Maupay received his Bachelor of Science in Pharmacy from Temple University and an MBA from Lehigh University.

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

ITEM 1A.   RISK FACTORS

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

We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that in the near term our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of cSSSI and launched in the United States in November 2003. In September 2005, we filed a sNDA with the FDA seeking priority review for approval to add the treatment of bacteremia with known or suspected endocarditis caused by S. aureus to the indication statement for CUBICIN. Because of the recent introduction of CUBICIN, we have limited experience as to the sales of this product. We cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market. CUBICIN competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of market acceptance of CUBICIN depends on a number of factors, including:

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

•       the reimbursement policies of government and third-party payors; and

•       the market price of CUBICIN.

We cannot be sure that physicians, patients, third-party payors, or the medical community in general will continue to accept and utilize CUBICIN. Even if the medical community accepts that CUBICIN is safe and efficacious for its approved indication and any future approved indications, physicians may choose to restrict the use of CUBICIN due to antibiotic resistance concerns and both physicians and pharmacy departments may choose other antibiotics on the basis of cost.

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we do not obtain approval to market CUBICIN for additional therapeutic uses and in countries outside of the United States or fulfill certain post-approval requirements of the FDA relating to CUBICIN.

In September 2003, the FDA granted approval for CUBICIN for the treatment of cSSSI caused by certain Gram-positive microorganisms in the United States, and in January 2006, the EMEA granted final approval to Chiron for marketing CUBICIN in the EU for cSSTI where the presence of susceptible Gram-positive bacteria is confirmed or suspected. Our other collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In order to implement our business plan for CUBICIN, we will need to obtain regulatory approval for additional indications and from other foreign regulatory authorities. To do so, we and our collaborators will need to successfully conduct additional clinical trials and then apply for and obtain the appropriate authorizations for expanded uses of CUBICIN in the United States and the EU or for the right to market CUBICIN in other countries. Our revenues may not grow as expected and our business and operating results may be harmed if additional indications are not approved in the United States and the EU or if foreign regulatory authorities in other countries not approve the marketing CUBICIN in their countries.

In September 2005, we filed a sNDA with the FDA, seeking approval to add the treatment of bacteremia with known or suspected endocarditis caused by S. aureus to the indication statement for CUBICIN. The FDA has accepted the sNDA for filing and has granted it priority review status. Priority review designation applies to new drugs that have the potential for providing significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. Under the Prescription Drug User Fee Amendments of 2002, the FDA’s performance goals for fiscal years 2003-2007 involve reviewing 90% of priority applications within six months of filing. By granting priority review status, the FDA established a target date to act on the sNDA by March 24, 2006. On March 6, 2006, Cubist’s sNDA will be the focus of the FDA’s Anti-Infective Drugs Advisory Committee, or Advisory Committee.  The findings and recommendations of the Advisory Committee may influence the action that the FDA takes on our sNDA.  Such an action by the FDA may include a decision to approve the sNDA, to not approve the sNDA, to deem the sNDA approvable, or to approve our sNDA for a narrower indication than we are seeking.  The FDA has substantial discretion in the approval process and may decide that our data are insufficient for approval and that we require additional preclinical, clinical or other studies. In addition, varying interpretations of the data contained in our sNDA could delay, limit or prevent regulatory approval of the sNDA Even with priority review status, we cannot guarantee that the FDA will review and act on the sNDA by March 24. Furthermore, priority review status could change during the FDA review process if, for instance, another product is approved for the same disease for which there previously was no available therapy. Priority review designation is not a guarantee that the FDA will approve the sNDA.

In addition, the FDA approval to market CUBICIN in the United States for the treatment of cSSSI requires that we conduct a Phase IV clinical trial to assess the safety, efficacy and pharmacokinetics of CUBICIN in renal impairment patients with cSSSI who also have various degrees of renal impairment, including those that require dialysis. Clinical sites began screening for eligible subjects for this study in February 2005. Enrollment of eligible subjects in this study has been difficult and slower than expected. It is possible that the FDA may require modifications to this study to address the issue of slower than expected enrollment of eligible subjects. Our business would be seriously harmed if we do not complete this study and the FDA, as a result, requires us to change the marketing label for CUBICIN in respect to patients with renal impairment. In addition, adverse medical events that occur during the Phase IV clinical trial or during commercial marketing could result in the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline.

If we are unable to generate revenues from any drug products other than CUBICIN, our ability to create long-term shareholder value may be limited.

Apart from CUBICIN, we have no other drug products that have been approved by the FDA, and our current pipeline does not include any drug candidates that will generate revenues in the near term. Unless and until we are able to develop or acquire other successful drug products, we will continue to rely solely on CUBICIN for our sales revenues. If we are unable to bring any of our current or future drug candidates to market, or to acquire any marketed drug products, our ability to create long-term shareholder value may be limited.

We have only one drug candidate, HepeX-B, in clinical development. Based on HepeX-B’s current stage of clinical development, there is still a significant risk that HepeX-B will never be approved for commercialization. Even if we are able to commercialize HepeX-B, the anticipated market potential for HepeX-B is much smaller than that for CUBICIN. While we are researching other drug candidates for potential clinical development, including a second generation lipopeptide, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a drug product. We also seek out opportunities to partner with other companies to acquire rights to other drug candidates or drug products, but there is no guarantee that we will be successful in these efforts. In fact, the market to acquire rights to promising drug candidates and drug products is highly competitive, and we are often competing for such rights against companies with significantly more resources and experience.

We will need to obtain regulatory approvals for our other drug candidates, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts will be limited by any failure to obtain these approvals.

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization. To date, we have not obtained government approval for any drug product other than CUBICIN for the indication of cSSSI in the United States. Our collaborator, Chiron, has received approval for marketing CUBICIN in the EU for the indication of cSSTI and in Argentina for cSSSI, and our collaborator, Medison, has received approval for marketing CUBICIN in Israel for the indication of cSSSI. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. We have limited experience conducting clinical trials. The majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during them could cause the clinical trials to be repeated, extended, or a program to be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements.

Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals.

If clinical trials for our drug candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business.

Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that often takes many years. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the safety and efficacy of our drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In our own case, clinical trials of CUBICIN for the treatment of community acquired pneumonia failed to demonstrate sufficient efficacy despite promising results in pre-clinical and early clinical trials.

Our clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the committees responsible for clinical studies at the sites at which the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of our clinical trials. Feedback from regulatory authorities or results from earlier stage clinical studies might require modifications or delays in later stage clinical trials. These types of delays can result in increased development costs and delayed regulatory approvals. Our ability to secure clinical trial insurance at a reasonable cost could also cause delays.

Furthermore, there are a number of additional factors that may cause delays in our clinical trials. We have limited experience in conducting pre-clinical testing or clinical trials. We currently have one drug candidate, HepeX-B, in clinical development, and CUBICIN is being studied in additional clinical trials. The rate of completion of our clinical trials is also dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. For example, our clinical trial to determine the safety and efficacy of using CUBICIN to treat bacteremia with known or suspected endocarditis experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

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

•       inability to enroll study subjects; or

•       the FDA placing a trial on “clinical hold” or temporarily or permanently stopping a trial for a variety of reasons, principally for safety concerns.

We plan to change the method of manufacture and method of delivery of HepeX-B prior to conducting future clinical trials for this drug candidate. We also plan to meet with the FDA in the first half of 2006 to review the HepeX-B Phase II data and discuss a Phase III clinical trial design. Any problems encountered in the course of changing the method of manufacture or method of delivery for this drug candidate, or in designing our Phase III clinical trial, could delay further clinical development.

If clinical trials for our drug candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

We face significant competition from other biotechnology and pharmaceutical companies, particularly with respect to CUBICIN, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we are currently developing or that we may have or develop, which could render our technology obsolete and noncompetitive.

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd., and others, Zyvox, marketed by Pfizer, Inc., Synercid, marketed by King Pharmaceuticals, Inc., and Tygacil, marketed by Wyeth.  In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, Pfizer could receive FDA approval for Dalbavancin after it resolves the drug candidate’s approvable status with the FDA. In addition, there are other drug candidates in development, examples of which are Ceftobiprole and Telavancin, which, if approved, would compete in the IV antibiotic market. If price competition inhibits the acceptance of CUBICIN, if the reluctance of physicians to switch from existing drug products to CUBICIN inhibits the acceptance of CUBICIN, or if physicians switch to new drug products, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development, drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

We are completely dependent on third parties to manufacture CUBICIN, and our commercialization of CUBICIN could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of CUBICIN or fail to do so at acceptable prices.

We do not have the capability to manufacture our own CUBICIN API. We have entered into manufacturing and supply agreements with both ACS and DSM to manufacture and supply us with CUBICIN drug substance for commercial purposes. In November 2005, we selected ACS to be our single source provider of CUBICIN API. Our manufacturing and supply agreement with DSM will terminate on May 27, 2006. After that date, ACS will be the sole provider of our commercial supply of CUBICIN drug substance. Pursuant to our agreements with ACS and DSM, ACS and DSM currently store some CUBICIN API at their facilities in Italy.

In addition, we do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira and Cardinal to manufacture and supply to us finished product. We began to sell product finished by Cardinal in the third quarter of 2005.

If DSM, Cardinal, Hospira, or, in particular, ACS experiences any significant difficulties in its manufacturing processes for CUBICIN API or finished product, we could experience significant interruptions in the supply of CUBICIN.

Because both the ACS and DSM manufacturing facilities are located in Italy, we may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability in Italy. In any such event, the supply of CUBICIN API stored at ACS and DSM could also be impacted.

If we are required to transfer manufacturing processes from our bulk or finished product manufacturers to other third-party manufacturers, we would be required to satisfy various additional regulatory requirements, and we could experience significant interruptions in the supply of CUBICIN.

We cannot guarantee that we will be able to reduce the costs of commercial scale manufacturing of CUBICIN over time. If the manufacturing costs of CUBICIN remain high, it may significantly delay or prevent Cubist from achieving profitability. In order to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have collaborative relationships that may expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. In October 2003, we entered into an international commercialization agreement with Chiron to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In October 2005, Chiron’s parent corporation announced that it had entered into a definitive merger agreement with Novartis AG. If this transaction is consummated, Novartis will be able to exercise control over our CUBICIN partner for Europe and Chiron’s other territories. We have also entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

Reliance on collaborative relationships poses a number of risks including the following:

•       our collaborators may not perform their obligations as expected;

•       the amount and timing of resources dedicated by our collaborators to their respective collaborations with us is not under our control;

•       some drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own drug candidates or drug products;

•       our collaborators may not elect to proceed with the development of drug candidates that we believe to be promising;

•       disagreements with collaborators, including disagreements over proprietary rights or contract interpretation, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive; and

•       some of our collaborators might develop independently, or with others, drug products that could compete with ours.

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

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. Our U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Even if we obtain approval to market CUBICIN in one or more of the countries in which we intend to commercialize CUBICIN pursuant to our collaboration agreement with Chiron or our other current or future collaborations, we cannot guarantee that we or our collaborators will be successful in marketing CUBICIN in international markets.

We have incurred substantial losses in the past and expect to incur additional losses.

Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $31.9 million for the year ended December 31, 2005 and $76.5 million for the year ended December 31, 2004. At December 31, 2005, we had an accumulated deficit of $483.8 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We expect to incur significant additional operating losses at least into 2006 related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline.

We may require additional funds.

Currently, we are not a self-sustaining business, and certain economic and strategic factors may require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least 2007. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our shareholders or us.

We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

Our annual debt service obligations on our $165.0 million 5 1/2% subordinated convertible notes due in November 2008 are approximately $9.1 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, we will not be able to execute our current business plan successfully.

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

If our collaborators or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection of our intellectual property, thereby easing our competitors’ ability to compete with us in such countries.

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

Our trademarks, CUBICIN, Cubist, and HepeX-B (licensed from XTLbio) in the aggregate are considered to be material to our business. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. We cannot assure you that the trademark protection that we have pursued or will pursue in the future will afford us significant commercial protection.

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

If we are unable to discover or acquire drug candidates, we will not be able to implement our current business strategy.

Our approach to drug discovery is unproven. We have not tested in humans any drug candidates developed from our drug discovery program, and we cannot assure you that we will test in humans any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop.

Our drug product, CUBICIN, and our other current and former drug candidates are the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition will be our only source of drug candidates. However, there can be no assurance that we will be able to acquire additional desirable drug candidates on acceptable terms, or at all.

If we are unable to develop successfully our drug candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them. For example in February 2004, we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH, and in April 2004, we discontinued, as a result of data from human clinical research studies, development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah. Failure to develop new drug candidates successfully would have a material adverse effect on our business, operating results and financial condition.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Historically, we have been highly dependent on our management and scientific and medical personnel. In order to induce valuable employees to remain at Cubist, we have provided options that vest over time. The value to employees of options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to a limited number of key employees.  Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. Other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these factors may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

We may undertake additional strategic acquisitions in the future, and we may not realize the benefits of such acquisitions.

Although we have limited experience in acquiring businesses and have completed only one business acquisition since our inception, we may acquire additional businesses that we believe will complement or augment our existing business. If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization. Integrating any newly acquired businesses or technologies could be expensive and time-consuming, resulting in the diversion of resources from our current business. We may not be able to integrate any acquired business successfully. We cannot assure you that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

Regulatory approvals can be conditioned on certain factors that may delay the marketing of drug products and increase the cost of developing, manufacturing, or marketing drug products. Our company, our drug products and the manufacturing facilities for our drug products are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including GMP regulations, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product, further regulatory approval will be required. Failure to comply with manufacturing and other post-approval regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

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

Revenues generated by products we currently market or that we successfully develop and for which we obtain regulatory approval depend on reimbursement from third-party payers such that if reimbursement for our products is reduced or is insufficient, there could be a negative impact on the utilization of our products.

Acceptable levels of reimbursement for costs of developing and manufacturing drug products and treatments related to those drug products by government authorities, private health insurers, and other organizations, such as HMOs, can have an affect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drugs and drug candidates. In both the United States and in foreign jurisdictions, legislative and regulatory actions can affect health care systems and reimbursement for our products.

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and its implementing regulations, altered the manner in which Medicare sets payment levels for many prescription drugs, including CUBICIN. Under this legislation, beginning in 2005, Medicare reimbursement for CUBICIN was based on average sales price or the ASP rather than average wholesale price in both the physician office and hospital outpatient settings. This has resulted in lower payment rates in 2005 as compared to 2004. This payment methodology is relatively new and, as customers continue to adapt to it, sales of CUBICIN could be negatively impacted. In addition, further changes to this methodology are possible. There have been a number of legislative and regulatory actions affecting health care systems. The current uncertainty and the potential for adoption of additional changes could affect the timing and amount of our product revenue, our ability to raise capital, obtain additional collaborators and market our products. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborators to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

Another potentially relevant aspect of this legislation is the establishment of an expanded, voluntary Medicare prescription drug benefit effective January 1, 2006, commonly known as Medicare Part D. Although this expanded benefit includes products that typically are dispensed by pharmacies and that were not previously covered by Medicare, it is possible that CUBICIN could be covered under this benefit. The benefit is implemented through private insurance companies that contract with Medicare to offer Part D plans. These companies have considerable discretion as to the drugs provided through such offerings. Although we do not expect many Medicare beneficiaries to obtain CUBICIN through Medicare Part D (and the preexisting Medicare coverage of CUBICIN will continue unchanged), products that are competitive with CUBICIN but were not previously covered by Medicare may now be covered by Medicare through Part D. If such new coverage causes physicians to prescribe products competitive with CUBICIN instead of CUBICIN, our product sales could suffer. Because Part D has been implemented just recently and due to the significant variations in drugs offered by plans and beneficiary cost sharing obligations among the plans, we cannot predict whether the establishment of Medicare Part D will have any impact on sales of CUBICIN.

Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as possible legislative changes to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drugs that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the United States, certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators.

Our corporate compliance program cannot ensure that we are in compliance with all applicable laws and regulations, and a failure to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

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

Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Even if we are successful in developing effective drug products, new drug products introduced after we commence marketing of any drug product may be safer, more effective, less expensive, or easier to administer than our drug products.

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

Our stock price may be volatile, and the value of our stock could decline.

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

•       significant lawsuits, including stockholder litigation; and

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

As previously reported in the Company’s filings with the SEC, an adverse outcome of the Securities and Exchange Commission’s investigation into trading in our common stock around the time we disclosed information about the results of our Community Acquired Pneumonia trial could cause our stock price to decline.

In May 2004, the staff of the Securities and Exchange Commission, or SEC, advised our former Chairman and us that it was considering whether our former Chairman or we had a duty under the anti-fraud provisions of the federal securities laws to disclose information about the results of our Community Acquired Pneumonia trial, or CAP trial, prior to our January 16, 2002 press release. Prior to being notified in May 2004 that the SEC had decided to investigate the company, we had been aware that the staff of the SEC had been conducting a formal investigation captioned “In the Matter of Trading in the Securities of Cubist Pharmaceuticals, Inc.” We had understood that the investigation was regarding whether there had been any trading in shares of our common stock while certain individuals were in possession of material nonpublic information about the results of the CAP trial. We had discussions, which were completed in 2004, with the Nasdaq National Market in connection with a 2002 NASD Regulation inquiry into trading in advance of the January 16, 2002 press release. The SEC filed a civil enforcement action against the wife of our former Chairman, her brother and her brother’s neighbor on January 12, 2005. This action alleges that the wife of our former Chairman transmitted material non-public information about the results of the CAP trial to her brother and her brother transmitted this information to his neighbor prior to our press release of January 16, 2002. Neither Cubist nor our former Chairman was named as a defendant in the SEC’s action.

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

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

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

As of January 1, 2006, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 33% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about Cubist is available on our website (http://www.cubist.com). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any Cubist shareholder upon request in writing to “Investor Relations, Cubist Pharmaceuticals, Inc., 65 Hayden Ave., Lexington, MA 02421.”

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Market Information

Cubist’s common stock is traded on the Nasdaq National Market under the symbol CBST. The following table shows the high and low sales price for Cubist’s common stock as reported by the Nasdaq National Market for each quarter in the years ended December 31, 2005 and 2004.

	Common Stock Price
	2005		2004
	High	Low	High	Low
First Quarter	$12.21	$9.78	$16.07	$8.39
Second Quarter	$13.54	$8.64	$11.60	$9.15
Third Quarter	$21.56	$12.90	$11.47	$7.71
Fourth Quarter	$23.47	$16.69	$13.00	$9.30

Holders

As of February 22, 2006, Cubist had 244 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

Cubist has never declared or paid cash dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain future earnings, if any, to operate and expand the business. Payment of any future dividends will be at the discretion of the board of directors after taking into account various factors, including the Company’s financial condition, operating results, cash needs and growth plans.

Recent Sales of Unregistered Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data presented below for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 are derived from our audited consolidated financial statements.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Statement of Operations Data:
Product revenues, net	$113,514	$58,559	$1,673	$—	$—
License fee revenues	4,426	8,268	1,517	7,515	11,200
Collaborative agreement and other revenues	2,705	1,244	526	3,971	3,188
Total revenues, net	120,645	68,071	3,716	11,486	14,388
Costs and expenses:
Cost of product revenues	32,739	20,249	816	—	—
Research and development	51,673	57,182	54,505	59,012	63,686
Sales & marketing	42,331	35,019	21,090	8,703	—
General and administrative	19,335	20,234	29,978 (1)	17,471	21,827
Total costs and expenses	146,078	132,684	106,389	85,186	85,513
Interest income	3,292	1,767	2,182	5,199	6,922
Interest expense	(9,836)	(13,607)	(13,601)	(13,796)	(5,739)
Other income (expense)	125	(59)	(911)	(115)	54
Income tax benefit related to Canadian operations	—	—	—	—	34
Net loss	$(31,852)	$(76,512)	$(115,003)	$(82,412)	$(69,854)
Basic and diluted net loss per common share	$(0.60)	$(1.86)	$(3.61)	$(2.89)	$(2.49)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	53,053,307	41,228,275	31,872,555	28,515,435	28,088,435

(1)          In 2003, Cubist recorded a lease termination charge of $12.9 million related to the planned closure of its UK facility.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$101,748	$128,417	$142,429	$151,220	$243,135
Working capital	99,004	93,703	90,530	131,268	158,012
Total assets	218,065	215,908	222,558	221,522	314,834
Total debt	165,000	165,000	197,500	210,033	211,914
Long-term obligations	165,000	165,078	195,693	208,022	208,707
Stockholders’ equity (deficit)	16,599	20,846	(18,216)	(6,900)	69,501
Dividends	—	—	—	—	—

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Cubist’s financial statements and related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this annual report. See also “Forward-Looking Statements.”

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs. We have one marketed product, CUBICIN.

Our focus in 2005 was to continue the successful promotion and development of CUBICIN by seeking additional indications and supporting the planned launch of CUBICIN in Europe by Chiron. In 2005, we completed our Phase 3 study of CUBICIN for the treatment of infective endocarditis and complicated bacteremia caused by S. aureus. In June, we announced that the trial met its primary end points, and in September, we filed a sNDA with the FDA seeking priority review for approval to add bacteremia with known or suspected endocarditis caused by S. aureus to the indication statement for CUBICIN. The FDA notified us in November that the sNDA was accepted and has been granted priority review status. By granting priority review status to CUBICIN, the FDA has established a target date to act on the sNDA filing by March 24, 2006. On March 6, 2006, Cubist’s sNDA will be the focus of the FDA’s Anti-Infective Advisory Committee. In January 2006, the EMEA granted Chiron marketing approval for CUBICIN in the EU. Chiron plans to launch CUBICIN in the UK and Netherlands in early March, while proceeding with pricing negotiations necessary in other EU markets, which are to be phased in throughout 2006.

We launched CUBICIN in November 2003 and recognized net product revenues of $113.5 million, $58.6 million and $1.7 million in 2005, 2004 and 2003, respectively. We hired 24 additional sales professionals in the first quarter of 2005 and in the fourth quarter of 2005, we announced that we expect to hire an additional 36 sales professionals with the objective of increasing both depth and breadth of our sales force in order to be prepared if the FDA approves our sNDA to add S. aureus bacteremia with known or suspected endocarditis to the indication statement for CUBICIN. We continue to sell CUBICIN in accordance with our drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users, which allows us greater visibility into end-user ordering and reordering trends. We outsource many of our supply chain activities, including: manufacturing and supplying CUBICIN API; converting CUBICIN API into its finished, vialed and packaged formulation; managing warehousing and distribution of CUBICIN to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, and commercialization expertise. Currently, our research and development priorities include our lipopeptide program, the product candidate HepeX-B, and our natural products screening program.

We have incurred net losses since our inception, principally as a result of research and development efforts, preclinical testing and clinical trials. As of December 31, 2005, we had an accumulated deficit of $483.8 million

Results of Operations

Years Ended December 31, 2005 and 2004

Revenues

The following table sets forth revenues for the year ended December 31, 2005 and 2004:

	December 31,
	2005	2004	% Change
	(in millions)
Product revenues, net	$113.5	$58.6	94%
License fee revenues	4.4	8.3	-46%
Collaborative agreement and other revenues	2.7	1.2	117%
Total revenues, net	$120.6	$68.1	77%

Product Revenues, net

Net sales of CUBICIN were $113.5 million and $58.6 million in 2005 and 2004, respectively. Gross sales of CUBICIN totaled $118.6 million and $60.6 million for the years ended December 31, 2005 and 2004, respectively, and are offset by $5.1 million and $2.0 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue was primarily due to increased customer volume. Also impacting net product revenues was a 6.6% price increase in October 2005 and a 6% price increase in November 2004.

We generally do not allow wholesalers to stock CUBICIN. We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product. In the future, we may shift from the drop-ship program to a program that may allow wholesalers to stock CUBICIN, however, we have not determined if or when the change will occur. If we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking purchases and provisions for returns based on estimated product in the distribution channel. Leading wholesalers have begun to seek various fees for data supply and administration services. Net product revenue is reduced by any such fees paid to the wholesalers.

License Fee Revenues

Total license fee revenues in the year ended December 31, 2005, were $4.4 million as compared to $8.3 million in the year ended December 31, 2004, a decrease of $3.8 million or 46%. The decrease in our license revenues from 2004 to 2005 is primarily due to a decrease of $2.5 million of revenue related to our 1999 cross license agreement with Diversa Corporation, or Diversa, and a decrease of $1.4 million of revenue related to our 2003 license agreement with Chiron. In 2004, we recognized $2.5 million of previously deferred license fee revenue related to our 1999 cross license agreement with Diversa upon the expiration of a repayment provision. Under the Chiron agreement, we received up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years which was completed in September 2005. The final $4.3 million of revenue related to these deferred amounts was recognized during the year ended December 31, 2005, as compared to $5.7 million of revenue recognized for the year ended December 31, 2004.

Collaborative Agreement and Other Revenues

Total collaborative agreement and other revenues in the year ended December 31, 2005, were $2.7 million as compared to $1.2 million in the year ended December 31, 2004, an increase of $1.5 million or 117%. Included in collaborative agreement and other revenues for the year ended December 31, 2005, is $2.2 million of development revenue from our commercialization agreement with Chiron compared to $0.3 million of development revenue for the year ended December 31, 2004, and $0.4 million of Small Business Innovation Research, or SBIR, grant revenue in the year ended December 31, 2005, compared to $0.9 million of SBIR grant revenue in the year ended December 31, 2004.

Costs and Expenses

The following table sets forth costs and expenses for the year ended December 31, 2005 and 2004:

	December 31,
	2005	2004	% Change
	(in millions)
Cost of product revenues	$32.7	$20.3	62%
Research and development	51.7	57.2	-10%
Sales and marketing	42.3	35.0	21%
General and administrative	19.3	20.2	-4%
Total costs and expenses	$146.0	$132.7	10%

Cost of Product Revenues

Cost of product revenues were $32.7 million and $20.3 million in the year ended December 31, 2005 and 2004, respectively. Our gross margin for the year ended December 31, 2005, was 71% as compared to 65% for the year ended December 31, 2004, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we made payments to Eli Lilly totaling $8.5 million in the form of common stock related to our license agreement with Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $1.9 million and $0.7 million for the year ended December 31, 2005 and 2004, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the year ended December 31, 2005, was $51.7 million as compared to $57.2 million in the year ended December 31, 2004, a decrease of $5.5 million or 10%. The decrease from 2004 to 2005 is primarily due to $3.9 million of costs incurred in 2004 related to the CAB-175 program which was discontinued in 2004, a decrease of $3.3 million in clinical trial expenses and a decrease of $2.8 million in costs related to the establishment of a second API manufacturer and a second fill-finish manufacturer for our CUBICIN product, which both became fully operational in the first quarter of 2005. These decreases were partially offset by $1.6 million in increased manufacturing development costs incurred in 2005 associated with our license agreement with Chiron; an increase of $1.3 million in medical education expenses and an increase of $0.9 million in lab services expenses.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 3 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as HepeX-B and potential compounds under our discovery research program; (iii) manufacturing and formulation development costs related to HepeX-B; (iv) regulatory matters; and (v) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the year ended December 31, 2005, was $42.3 million as compared to $35.0 million in the year ended December 31, 2004, an increase of $7.3 million or 21%. The increase in sales and marketing expense is primarily due to an increase of $6.2 million in salaries, benefits, travel and other employee related expenses due to our sales force expansion in the first quarter of 2005 as well as an increase in expenses in anticipation of the possible approval by the FDA to expand CUBICIN’s label for use in S. aureus bacteremia with known or suspected endocarditis. Sales and marketing expenses are expected to increase in 2006 as we continue our commercialization efforts related to CUBICIN in the U.S. and expand our sales force by an additional 36 sales professionals in the first quarter of 2006.

General and Administrative Expense

General and administrative expense in the year ended December 31, 2005, was $19.3 million as compared to $20.2 million in the year ended December 31, 2004, a decrease of $0.9 million or 4%. The decrease in general and administrative expense is primarily due to the $2.2 million impairment charge recorded in the fourth quarter of 2004 to write down a patent, unrelated to our CUBICIN product, to its net realizable value. Also contributing to the decrease is $0.4 million of lower depreciation and amortization expense, primarily due to the lower patent amortization per month as a result of the patent impairment charge. These decreases are offset primarily by $2.1 million of higher salaries and other employee related expenses as a result of our growth.

Other Expense, net

The following table sets forth other expense, net for the year ended December 31, 2005 and 2004:

	December 31,
	2005	2004	% Change
	(in millions)
Interest income	$3.3	$1.8	86%
Interest expense	(9.8)	(13.6)	-28%
Other income (expense)	0.1	(0.1)	-312%
Total other expense, net	$(6.4)	$(11.9)	-46%

Interest Income and Expense

Interest income in the year ended December 31, 2005, was $3.3 million as compared to $1.8 million in the year ended December 31, 2004, an increase of $1.5 million or 86%. The increase in interest income was due to a higher average cash balance throughout 2005 as compared to 2004 and as a result of holding more investments in auction rate securities which have had a higher rate of return as compared to our other investment vehicles.

Interest expense in the year ended December 31, 2005, was $9.8 million as compared to $13.6 million in the year ended December 31, 2004, a decrease of $3.8 million or 28%. We repaid the remaining outstanding aggregate principal amount of our 8½% senior convertible notes in December 2004. Our remaining debt obligation as of December 31, 2005, relates to our $165.0 million aggregate principal amount of our 5½% subordinated convertible notes due in 2008. Interest expense related to our

$165.0 million aggregate principal amount of our 5½ % subordinated convertible notes was approximately $9.1 million for both years ended December 31, 2005 and 2004. Interest expense related to our 8½% senior convertible notes was zero and approximately $3.2 million in 2005 and 2004, respectively. Included in interest expense for the years ended December 31, 2005 and 2004 is $0.8 million and $1.2 million of interest expense related to the amortization of debt issuance costs.

Other Income (Expense)

Other income in the year ended December 31, 2005, was $0.1 million as compared to other expense of $0.1 million in the year ended December 31, 2004.

Years Ended December 31, 2004 and 2003

Revenues

The following table sets forth revenues for the year ended December 31, 2004 and 2003:

	December 31,
	2004	2003	% Change
	(in millions)
Product revenues, net	$58.6	$1.7	3400%
License fee revenues	8.3	1.5	445%
Collaborative agreement and other revenues	1.2	0.5	137%
Total revenues, net	$68.1	$3.7	1732%

Product Revenues, net

Net sales of CUBICIN were $58.6 million and $1.7 million in 2004 and 2003, respectively. Gross sales of CUBICIN totaled $60.6 million and $1.8 million for the years ended December 31, 2004 and 2003, respectively, and are net of $2.0 million and $0.1 million of allowances for sales returns, Medicaid rebates, chargebacks and prompt-pay discounts.

License Fee Revenues

Total license fee revenues in the year ended December 31, 2004 were $8.3 million as compared to $1.5 million in the year ended December 31, 2003, an increase of $6.8 million or 453%. The increase in our license revenues from 2004 to 2003 primarily relates to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and is being amortized to license fee revenues over the estimated development period of the agreement of two years. Revenue of $5.7 million was recognized under this agreement during the year ended December 31, 2004 as compared to $1.4 million for the year ended December 31, 2003. Also included in license fee revenues for the year ended December 31, 2004 is $2.5 million of revenue, which was previously deferred, related to our 1999 cross license agreement with Diversa. Under the agreement, Diversa paid an up-front license fee and pays annual license maintenance fees, until the licensed patents expire. We were required to repay the up-front license fee if, prior to November, 2004, we merged with or were acquired by a company whose primary business, prior to November, 1999, was related to molecular breeding involving in vitro DNA shuffling. Accordingly, the entire upfront licensing fee was recorded as deferred revenue and was taken into revenue upon the expiration of the repayment provision in November 2004.

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

Costs and Expenses

The following table sets forth costs and expenses for the year ended December 31, 2004 and 2003:

	December 31,
	2004	2003	% Change
	(in millions)
Cost of product revenues	$20.3	$0.8	2381%
Research and development	57.2	54.5	5%
Sales and marketing	35.0	21.1	66%
General and administrative	20.2	30.0	-33%
Total costs and expenses	$132.7	$106.4	25%

Cost of Product Revenues

Cost of product revenues were $20.3 million and $0.8 million in the year ended December 31, 2004 and 2003, respectively. Our gross margin for 2004 was 65% as compared to 51% for 2003, primarily due to increased volume. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.

Research and Development Expense

Total research and development expense in the year ended December 31, 2004 was $57.2 million as compared to $54.5 million in the year ended December 31, 2003, an increase of $2.7 million or 5%. The increase from 2003 to 2004 is primarily related to (i) costs of $5.1 million associated with the research and development of HepeX-B which was in-licensed in June of 2004; (ii) an increase of $2.7 million in salaries, benefits and other employee related expenses; (iii) an increase of $2.1 million in clinical studies related to additional indications for CUBICIN; and (iv) $2.1 million of expenses associated with the process of getting a second CUBICIN API manufacturer and a second fill-finish site up and running for CUBICIN. These increases were offset by decreases of (i) $4.1 million in costs related to the CAB-175 and OCTX programs which were discontinued in 2004; (ii) $3.2 million of costs associated with getting the first CUBICIN API manufacturer operational in 2003; and (iii) $1.8 million of facility-related expenses primarily related to the closure of the U.K. facility in 2003.

In March 2004, we finalized the total number of employees that would relocate to the U.S. from our U.K. facility. The total severance and outplacement costs for employees who did not relocate to the U.S. and were terminated prior to or upon the August 31, 2004 closing of the U.K. facility was £786,000 ($1.5 million). In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, this charge was taken ratably through the employees’ actual termination dates. Expense of $1.5 million was recorded for the year ended December 31, 2004.

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

Other Expense, net

The following table sets forth other expense, net for the year ended December 31, 2004 and 2003:

	December 31,
	2004	2003	% Change
	(in millions)
Interest income	$1.8	$2.2	-19%
Interest expense	(13.6)	(13.6)	0%
Other expense	(0.1)	(0.9)	-94%
Total other expense, net	$(11.9)	$(12.3)	-3%

Interest Income and Expense

Interest income in the year ended December 31, 2004 was $1.8 million as compared to $2.2 million in the year ended December 31, 2003, a decrease of $0.4 million or 18%. The decrease in interest income was due to a lower average cash balance throughout 2004 as compared to 2003.

Interest expense was $13.6 million in the years ended December 31, 2004 and 2003. Interest expense related to our $165.0 million aggregate principal amount of our 5½% subordinated convertible notes was approximately $9.1 million for both years ended December 31, 2004 and 2003. Interest expense related to our 8½% senior convertible notes was approximately $3.2 million in 2004 and $3.3 million in 2003, a decrease of $0.1 million or 3%. This decrease was due to the $10.0 million pay down of debt in December 2003, offset by a three percent prepayment penalty of $0.9 million due to the payoff of the remaining $29.0 million balance of these notes in December 2004. We also repaid the outstanding principal and interest of $2.0 million on our Citizen’s term loan in October 2004. Included in interest expense for the years ended December 31, 2004 and 2003 is $1.2 million and $1.0 million of interest expense related to the amortization of debt issuance costs.

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

•       sales of CUBICIN;

•       payments from our strategic collaborators including license fees, sponsored research funding and research grants;

•       equity and debt financings;

•       equipment financings; and

•       interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of December 31, 2005, we had an accumulated deficit of $483.8 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities. Our total cash, cash equivalents and investments at December 31, 2005, were $101.7 million as compared to $128.4 million at December 31, 2004. Based on our current business plan, we believe that our existing cash, cash equivalents, investments and projected cash inflows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements under our current business plan through at least 2007. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

Net cash used in operating activities was $30.6 million, $90.2 million, and $90.2 million in 2005, 2004 and 2003, respectively. Net cash used in operating activities in 2005 includes our net loss for the year of $31.9 million offset by non-cash charges of $10.7 million that primarily consists of $7.8 million of depreciation and amortization expense and $1.4 million in expense associated with our 401(k) company match that is made in the form of common stock shares. Inventory increased $8.7 million primarily due to increased purchases from our manufacturing vendors as we build a sufficient supply of CUBICIN to meet projected sales requirements. Accounts receivable increased $4.8 million due to increased product sales of CUBICIN in the fourth quarter of 2005 as compared to the fourth quarter of 2004. Our deferred revenue balance decreased due to the recognition of amounts deferred related to our 2003 license agreement with Chiron Corporation. These uses of cash were offset by a $9.6 million increase in operating cash flows due to an increase in accounts payable and accruals primarily due to an increase in accrued royalties owed to Eli Lilly on sales of CUBICIN and amounts owed to our manufacturing vendors for inventory purchases.

Net cash provided by investing activities in 2005 was $32.9 million, compared to $6.4 million used in investing activities in 2004 and $32.4 million provided by investing activities in 2003. Purchases of property and equipment during the year ended December 31, 2005, were $2.1 million compared to $6.9 million and $2.5 million in the years ended December 31, 2004 and 2003, respectively. In 2005, we expended approximately $1.3 million in computer hardware and software primarily related to various management systems and IT security measures and approximately $1.0 million to purchase additional lab equipment. In 2004, we expended approximately $3.5 million for our fermentation pilot plant that was moved in 2004 from our former U.K. operations to our Lexington, Massachusetts headquarters and upgraded to a state-of-the-art facility. We also purchased approximately $0.9 million worth of software related to regulatory record keeping, document management and marketing activities for CUBICIN and spent approximately $0.8 million to build-out and furnish our additional space at 55 Hayden Avenue, Lexington, Massachusetts. In 2003, we expended $1.5 million for computer hardware and software primarily related to development of a sales automation system. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $6.2 million was provided by financing activities in the year ended December 31, 2005, as compared to $82.9 million and $85.1 million provided by financing activities in the years ended December 31, 2004 and 2003, respectively. Financing activities in 2005 consisted primarily of cash received from the employee exercise of stock options. In 2004, $112.4 million was generated from our public offering of shares, offset by $30.4 million in principal, interest and early payment penalty on our 8½% senior convertible notes to John Hancock Life Insurance Company, or John Hancock, and $3.5 million in principal payments related to our bank term loan. In 2003, $3.3 million of cash that was restricted as of December 31, 2002 became unrestricted due to the repayment of our term loan, and we also generated net cash of $84.3 million from our public offering of shares. These inflows were offset by a $10.0 million payment on our 8 1/2% senior convertible notes to John Hancock.

In March 2005, we announced that we had entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN. We issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 in March 2005. Our global royalty rate obligation payable to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005. In July 2003, we entered into an amendment to the license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN.

In November 2004, we completed the sale of 10,714,200 shares of common stock at $11.20 per share. Gross proceeds from the stock offering totaled approximately $120.0 million. Proceeds to us, net of $7.6 million in underwriters’ commissions, discounts and issuance costs totaled approximately $112.4 million.

In October 2003, we completed the sale of 8,571,410 shares of common stock at $10.50 per share. Gross proceeds from the stock offering totaled approximately $90.0 million. Proceeds to us, net of $5.7 million in underwriters’ commissions, discounts and issuance costs totaled $84.3 million.

In April 2003, we entered into a term loan agreement with Citizen’s Bank under which we borrowed $5.0 million. Advances under this facility were to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrued at the bank’s LIBOR rate plus a margin of 2.75%

(5.31% at December 31, 2004). In October 2004 we repaid the outstanding principal and interest of $2.0 million under this facility.

In 2001, we completed the private placement of $165.0 million aggregate principal amount of 5½% convertible subordinated notes (less financing costs of $5.3 million). The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest is payable on each November 1 and May 1, beginning May 1, 2002. Cubist paid $9.1 million in interest on these notes during 2005 and 2004.

In September 2000, we issued $39.0 million aggregate principal amount of senior convertible notes to John Hancock to finance the purchase of our company headquarters. The five-year notes carried a coupon rate of 8½% and were convertible at any time at the option of the holder into our common stock at $63.8625 per share. Cubist retained the right to redeem these notes after three years at 103% of their principal amount outstanding. In December 2003, we repaid $10.0 million of the senior convertible notes. In December 2004, we repaid the outstanding principal and interest of $29.5 million as well as a 3% prepayment penalty of $0.9 million related to these notes.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at December 31, 2005, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or less	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$165.0	$—	$—	$165.0
Interest on subordinated convertible notes	9.1	18.2	—	—	27.3
Capital lease	0.1	—	—	—	0.1
Operating leases, net of sublease income	0.8	2.1	2.5	7.0	12.4
Inventory purchase obligations	19.4	20.0	14.0	—	53.4
External collaborations	8.2	—	—	—	8.2
Total contractual cash obligations	$37.6	$205.3	$16.5	$7.0	$266.4

The subordinated convertible notes consist of $165.0 million aggregate principal amount of our 5½% convertible subordinated notes, due in 2008. These notes require semi-annual interest payments through maturity.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•       Revenue recognition;

•       Inventories;

•       Accrued clinical research costs;

•       Investments;

•       Long-lived assets; and

•       Income taxes.

I.                   Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of CUBICIN, license fees and milestone payments that are derived from collaborative agreements with biotechnology companies. We have followed the following principles in recognizing revenue:

Product Revenues, net

We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Provisions for returns, chargebacks, discounts, wholesaler management fees and rebates are recorded as a deduction to arrive at our net sales in the same period the related sales are recorded.

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

We analyze our estimates and assumptions for chargebacks and Medicaid rebate reserves quarterly. Our Medicaid and chargeback reserves have two components: i) an estimate of outstanding claims for known end-user rebate eligible sales that have occurred, but for which related claim submissions have not been received; and ii) an estimate of chargebacks and Medicaid rebates based on an analysis of customer sales mix data to determine which sales may flow through to a rebate or chargeback eligible customer. Because the second component is calculated based on the amount of inventory in the distribution channel, if any, our assessment of distribution channel inventory levels impacts our estimated reserve requirements. We accrue for the expected liability at the time we record the sale, however, the time lag between sale and payment of rebate can be lengthy. Due to the time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods.

Reserves for rebate programs are included in accrued liabilities and were $356,000 and $172,000 at December 31, 2005 and 2004, respectively. Reserves for returns, discounts, chargebacks and wholesaler management fees are netted against accounts receivable and were $1.4 million and $602,000 at December 31, 2005 and 2004, respectively.

We believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances. Applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns, chargebacks and Medicaid rebate reserves to vary. However, due to the drop-ship model that we currently operate under, and the low level of actual product returns, chargebacks and Medicaid rebate claims experienced to date, we do not expect that the differences would be material.

Multiple Element Arrangements

We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. We have an arrangement that included an up-front license payment and that obligated us to perform development services and to manufacture and supply drug product. The pricing for the manufacturing and supply services was determined to be at fair value. Although the license was determined to have standalone value, we could not establish fair value for the development services and, as such, the license and development services were accounted for as a single unit of accounting. Accordingly, the up-front license payment was recognized over the estimated development period of two years. Our estimate of the development period and our determination that the terms of the manufacturing and supply agreement are at fair value both involve management judgment.

License Revenues

Non-refundable license fees are recognized depending on the provisions of each agreement. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered. If an agreement contains product development services, the relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of product development quarterly.

Milestones

Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Contingent payments under license agreements that do not involve substantial effort on the part of the Company are not considered substantive milestones. Such payments are recognized as revenue when the contingency is met only if there are no remaining performance obligations or any remaining performance obligations are priced at fair value. Otherwise, the contingent payment is recognized as the Company completes its performance obligations under the arrangement.

Research services

Revenues from SBIR grants to conduct research and development are recognized as the eligible costs are incurred up to the granted funding limit.

II.     Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. On a quarterly basis, we analyze our inventory levels, and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected sales requirements through a charge to cost of product revenues. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III.         Accrued clinical research costs

We utilize external entities such as contract research organizations, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our Consolidated Balance Sheets and within research and development expense in our Consolidated Statements of Operations. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies to the extent possible through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $8.8 million, $12.1 million and $8.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of the study, the required level of patient enrollment, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those with a significant number of sites, require a large number of patients, have complex patient screening requirements and that span multiple years. If we receive incomplete or inaccurate information from our third-party service providers, we may under or over estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known.

IV.           Investments

It is our intent to hold all investments to maturity in accordance with our investment policy. However, if the circumstances regarding an investment were to change, such as a change in an investment’s external credit rating, we would consider a sale of the related security to minimize any losses. The appropriateness of all investment classifications is reviewed at each reporting date.

V.     Long-lived assets

In the ordinary course of our business, we incur substantial costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. We generally depreciate plant and equipment using the straight-line method over the asset’s estimated economic life, which ranges from 3 years to 40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results. Property and equipment primarily consists of our corporate headquarters building.

As of December 31, 2005, there were approximately $30.5 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from 5 years to 16 years. Determining the economic lives of intangible assets requires us to make significant judgment and estimates, and can materially impact our operating results.

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

In 2004, based on an internal analysis, we estimated that the undiscounted future cash flows from a patent, unrelated to its CUBICIN product, were less than its carrying value, indicating that the patent was impaired. We recorded an impairment charge of $2.2 million in the quarter ended December 31, 2004 based upon the difference between the expected discounted future cash flows and its carrying value. The $2.2 million charge was recorded to general and administrative expense.

VI.    Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that we determine that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. Through December 31, 2005, we believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, have recorded a valuation allowance against all deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in

Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle and also provides guidance on the accounting for and reporting of error corrections. Prior to SFAS 154, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. We adopted the provisions of SFAS No. 123R on a prospective basis in the first quarter of 2006. As a result of the provisions of SFAS 123R, we expect the compensation charges under SFAS 123R to be in the range of $12.0 million to $15.0 million for the year ended December 31, 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and the timing of employee stock option grants. We will recognize compensation cost for stock-based awards issued after December 31, 2005, on a straight-line basis over the requisite service period of the award.

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

As of December 31, 2005, the fair market value of our 5½% convertible subordinated notes due in 2008 amounted to $155.3 million. The interest rate on the 5½% convertible subordinated notes and capital lease obligations is fixed and is therefore not subject to interest rate risk.

ITEM 8.                FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index To Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cubist Pharmaceuticals, Inc.:

We have completed integrated audits of Cubist Pharmaceuticals, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2006

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29,149	$20,572
Short-term investments	68,046	84,044
Accounts receivable, net	14,701	9,854
Inventory	16,695	4,891
Prepaid expenses and other current assets	5,629	3,626
Total current assets	134,220	122,987
Property and equipment, net	46,027	47,948
Intangible assets, net	30,480	17,465
Long-term investments	4,553	23,801
Other assets	2,785	3,707
Total assets	$218,065	$215,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,543	$5,504
Accrued liabilities	26,595	19,413
Deferred revenue	—	4,250
Current portion of capital lease obligations	78	117
Total current liabilities	35,216	29,284
Deferred revenue, excluding current portion	1,250	700
Long-term debt	165,000	165,000
Capital lease obligations, net of current portion	—	78
Total liabilities	201,466	195,062
Commitments and contingencies(Notes D, N and O)	—	—
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 53,883,581 and 51,153,827 shares issued and outstanding as of December 31, 2005 and 2004, respectively	54	51
Additional paid-in capital	500,360	472,758
Accumulated deficit	(483,815)	(451,963)
Total stockholders’ equity	16,599	20,846
Total liabilities and stockholders’ equity	$218,065	$215,908

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands except share and per share amounts)
Revenues:
Product revenues, net	$113,514	$58,559	$1,673
License fee revenues	4,426	8,268	1,517
Collaborative agreement and other revenues	2,705	1,244	526
Total revenues, net	120,645	68,071	3,716
Costs and expenses:
Cost of product revenues	32,739	20,249	816
Research and development	51,673	57,182	54,505
Sales and marketing	42,331	35,019	21,090
General and administrative	19,335	20,234	29,978
Total costs and expenses	146,078	132,684	106,389
Operating loss	(25,433)	(64,613)	(102,673)
Other income (expense):
Interest income	3,292	1,767	2,182
Interest expense	(9,836)	(13,607)	(13,601)
Other income (expense)	125	(59)	(911)
Total other expense, net	(6,419)	(11,899)	(12,330)
Net loss	$(31,852)	$(76,512)	$(115,003)
Basic and diluted net loss per common share	$(0.60)	$(1.86)	$(3.61)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	53,053,307	41,228,275	31,872,555

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(31,852)	$(76,512)	$(115,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,835	6,830	5,828
Patent impairment charge	—	2,241	—
Amortization of debt issuance costs	760	1,208	1,025
Amortization of premium on investments	251	456	1,402
Stock-based compensation	438	72	1,072
Charge for company 401(k) stock match	1,394	1,048	637
Other noncash charges	13	115	1,345
Changes in assets and liabilities:
Accounts receivable	(4,847)	(8,544)	(1,310)
Inventory	(8,681)	(1,098)	(3,793)
Prepaid expenses and other current assets	(2,003)	(1,027)	(2,167)
Other assets	162	(351)	(2,828)
Accounts payable and accrued liabilities	9,639	(6,420)	13,025
Deferred revenue	(3,700)	(8,168)	10,617
Total adjustments	1,261	(13,638)	24,853
Net cash used for operating activities	(30,591)	(90,150)	(90,150)
Cash flows from investing activities:
Purchases of property and equipment	(2,052)	(6,872)	(2,491)
Purchases of investments	(696,142)	(596,134)	(503,957)
Maturities of investments	731,136	596,600	538,876
Net cash provided by (used for) investing activities	32,942	(6,406)	32,428
Cash flows from financing activities:
Issuance of common stock, net	6,357	115,502	94,064
Change in restricted cash	—	—	3,250
Repayments of long-term debt and capital lease obligations	(117)	(32,615)	(17,630)
Proceeds from long-term debt	—	—	5,000
Proceeds from sale and leaseback of equipment	—	—	407
Net cash provided by financing activities	6,240	82,887	85,091
Net increase (decrease) in cash and cash equivalents	8,591	(13,669)	27,369
Effect of changes in foreign exchange rates on cash balances	(14)	579	118
Cash and cash equivalents at beginning of year	20,572	33,662	6,175
Cash and cash equivalents at end of year	$29,149	$20,572	$33,662
Cash paid during the year for:
Interest	$9,075	$13,023	$12,517
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock to Eli Lilly	$20,000	$—	$8,500

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Note Receivable	Deferred Stock Option Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)
	(in thousands, except share data)
Balance at December 31, 2002	28,702,035	$29	$254,256	$(50)	$(687)	$(260,448)	$(6,900)
Exercise of stock options and warrants	1,318,718	1	2,081	—	—	—	2,082
Shares issued in connection with employee stock purchase plan and 401(k) plan	19,551	—	135	—	—	—	135
Issuance of common stock, net of issuance costs	8,571,410	9	84,255	—	—	—	84,264
Issuance of common stock related to business agreements	1,419,294	1	16,082	—	—	—	16,083
Amortization of deferred compensation	—	—	—	—	687	—	687
Forgiveness of promissory notes	—	—	—	50	—	—	50
Stock-based compensation	—	—	386	—	—	—	386
Net loss	—	—	—	—	—	(115,003)	(115,003)
Balance at December 31, 2003	40,031,008	40	357,195	—	—	(375,451)	(18,216)
Exercise of stock options	284,815	—	1,804	—	—	—	1,804
Shares issued in connection with employee stock purchase plan and 401(k) plan	119,412	—	1,256	—	—	—	1,256
Issuance of common stock, net of issuance costs	10,714,200	11	112,431	—	—	—	112,442
Stock-based compensation	4,392	—	72	—	—	—	72
Net loss	—	—	—	—	—	(76,512)	(76,512)
Balance at December 31, 2004	51,153,827	51	472,758	—	—	(451,963)	$20,846
Exercise of stock options	680,860	1	5,650	—	—	—	5,651
Shares issued in connection with employee stock purchase plan and 401(k) plan	160,724	—	1,737	—	—	—	1,737
Issuance of common stock related to business agreements	1,876,173	2	20,003	—	—	—	20,005
Stock-based compensation	11,997	—	212	—	—	—	212
Net loss	—	—	—	—	—	(31,852)	(31,852)
Balance at December 31, 2005	53,883,581	$54	$500,360	$—	$—	$(483,815)	$16,599

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.                NATURE OF BUSINESS

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs. Cubist has one marketed product, CUBICIN. Cubist completed its Phase 3 clinical trial for CUBICIN for the treatment of infective endocarditis and complicated bacteremia caused by S. aureus and submitted a sNDA in September 2005 for this new indication based on the results of the trial. The Company has focused its pipeline building efforts on opportunities that leverage its antiinfective and acute-care discovery, development, and commercialization expertise. Currently, Cubist’s research and development priorities include its lipopeptide program, the product candidate HepeX-B, and its natural products screening program.

Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of new technological innovations, the ability to market products or services, the Company’s dependence on key personnel, the market acceptance of CUBICIN, the Company’s dependence on key suppliers, protection of the Company’s proprietary technology, the Company’s ability to obtain additional financing, and the Company’s compliance with governmental and other regulations.

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

Fair Value of Financial Instruments

The carrying amounts of Cubist’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. At December 31, 2005, long-term investments had a fair value of $4.4 million and a cost of $4.5 million. The fair value of these investments reflects unrealized holding losses of $0.1 million. At December 31, 2004, long-term investments had a fair value of $23.4 million and a cost of $23.6 million. The fair value of these investments reflects unrealized holding losses of $0.3 million. The fair market value of long-term debt at December 31, 2005, amounted to $155.3 million, and consisted of fixed-rate debt due in 2008. The estimated fair value of long-term debt was determined using quoted market rates.

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

Investments

Investments, with a maturity of more than three months when purchased, consisted of certificates of deposit, corporate bonds, government bonds and investment-grade commercial paper at December 31, 2005 and 2004. Investments, which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value. Included in short-term investments are auction rate municipal bonds classified as available-for-sale securities. Cubist’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, Cubist has the ability to quickly liquidate these securities. As a result, Cubist had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these short-term investments was recorded as interest income. Investment classification detail can be found in Note E in the Notes to Consolidated Financial Statements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments consist of commercial paper, corporate bonds, U.S. Government securities, money market funds and auction rate securities all held with financial institutions. Approximately 86% and 96% of the accounts receivable balances represent amounts due from three wholesalers at December 31, 2005 and 2004, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out, or FIFO, basis. The Company analyzes its inventory levels quarterly, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected sales requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at December 31:

	2005	2004
	(in thousands)
Raw materials	$ 9,019	$ 616
Work in process	3,146	1,705
Finished goods	4,530	2,570
	$ 16,695	$ 4,891

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

Intangible Assets

Cubist’s intangible assets consist of acquired intellectual property, processes, patents and technology rights. These assets are amortized on a straight-line basis over their estimated useful life of four to seventeen years. The fair value of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent’s remaining legal life or its useful life. Costs to obtain, maintain and defend the Company’s patents are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Cubist reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. A charge of $2.2 million was recorded in the fourth quarter of 2004 for the impairment of a patent unrelated to CUBICIN (see Note H.)

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

Multiple Element Arrangements

Cubist analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” An element of a contract can be accounted for separately if the delivered elements have stand-alone value and the fair value of any undelivered elements is determinable.

Product Revenues, net

Cubist recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $356,000 and $172,000 at December 31, 2005 and 2004, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks and wholesaler management fees are netted against accounts receivable and were $1.4 million and $602,000 at December 31, 2005 and 2004, respectively.

License Revenues

Non-refundable license fees are recognized depending on the provisions of each agreement. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered.

Research services

Revenues from SBIR grants to conduct research and development are recognized as the eligible costs are incurred up to the granted funding limit.

Milestones

Revenue from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. Contingent payments under license agreements that do not involve substantial effort on the part of the Company are not considered substantive milestones. Such payments are recognized as revenue when the contingency is met only if there are no remaining performance obligations or any remaining performance obligations are priced at fair value. Otherwise, the contingent payment is recognized as the Company completes its performance obligations under the arrangement.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense within the Consolidated Statements of Operations.

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

Foreign Currency Translation

The functional currency of Cubist’s U.K. subsidiary is the U.S. dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the U.S. dollar.

Comprehensive Loss

Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003.

Net Loss Per Common Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options, warrants, convertible debt and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation. Potential common shares excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive, were:

	December 31,
	2005	2004
Options to purchase shares of common stock	6,836,077	5,850,156
Convertible debt and notes payable convertible into shares of common stock	3,495,763	3,495,763

Accounting For Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

In accordance with SFAS 148, the Company has adopted the disclosure-only provisions of SFAS 123 and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for all awards granted to employees. Under APB 25, provided other criteria are met, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. Subsequent changes to option terms can also give rise to compensation.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition of SFAS 123 to the Company’s stock-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$ (31,852)	$ (76,512)	$ (115,003)
Add: Stock-based employee compensation recorded in net loss, as reported	77	72	1,073
Deducted: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,962)	(16,689)	(18,816)
Pro forma net loss	$ (44,737)	$ (93,129)	$ (132,746)
Loss per share:
Basic and diluted—as reported	$ (0.60)	$ (1.86)	$ (3.61)
Basic and diluted—pro forma	$ (0.84)	$ (2.26)	$ (4.16)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2005	2004	2003
Expected stock price volatility	72%	100%	65%
Risk free interest rate	3.9%	3.9%	3.5%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	5 years	5 years	7 years

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted the provisions of SFAS No. 123R on a prospective basis in the first quarter of 2006. As a result of the provisions of SFAS 123R, we expect the compensation charges under SFAS 123R to be in the range of $12.0 million to $15.0 million for the year ended December 31, 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and the timing of employee stock option grants. We will recognize compensation cost for stock-based awards issued after December 31, 2005, on a straight-line basis over the requisite service period of the award.

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

D.              BUSINESS AGREEMENTS

Licensing Agreements

In June 2004, Cubist entered into a license agreement with XTLbio for the worldwide development and commercialization of HepeX-B. In consideration for such license, Cubist paid XTLbio an up-front fee of $1.0 million. The Company may pay an additional $3.0 million upon the achievement of certain regulatory milestones. In addition, Cubist will be required to pay royalties to XTLbio on any sales of HepeX-B. Cubist will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide. The $1.0 million up-front fee was paid in the quarter ended June 30, 2004 and was recorded as an element of research and development expense.

In June 2001, Cubist and Syrrx Incorporated, or Syrrx, announced the formation of an antiinfective drug discovery collaboration. The joint effort used Syrrx and Cubist technologies for the high-throughput characterization of novel antiinfective drug targets and rational drug design. As a result of the Company’s decision in the first quarter of 2003 to discontinue its target-based drug discovery program, the parties ceased work under this collaboration and terminated the relationship. In the first quarter of 2005, Syrrx and Takeda Pharmaceutical Company Limited merged which resulted in the return of Cubist’s original investment in Syrrx. The Company’s net equity investment carrying value in Syrrx was zero and $0.2 million at December 31, 2005 and 2004, respectively.

In November 1997, Cubist entered into a license agreement with Eli Lilly that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rates under the original license agreement. The $8.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The $0.5 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million, in consideration for a 2% reduction in the royalty rates under the original license agreement. The $20.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 11 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction.

As part of Cubist’s acquisition of TerraGen Discovery Inc., or TerraGen, in October 2000, Cubist assumed the rights and obligations originally held by TerraGen pursuant to a cross-license agreement dated November 1999 between TerraGen and Diversa Corporation, or Diversa. Under the terms of the agreement, TerraGen granted Diversa a co-exclusive worldwide non-royalty bearing license (without the right to sublicense) to certain patented technology, subject to certain restrictions. The parties also granted each other certain non-exclusive rights to other patent technology owned by the parties. Under the agreement, Diversa paid an up-front license fee of $2.5 million and commencing in 2000 pays annual license maintenance fees, until the patents owned by TerraGen (now owned by Cubist) expire. Cubist was required to repay the up-front license fee if, prior to November 2004, Cubist merged with or was acquired by a company whose primary business, prior to November 1999, was related to molecular breeding involving in vitro DNA shuffling. Accordingly, the entire upfront licensing fee was recorded as deferred revenue at the time of the agreement and was recognized into revenue in November 2004 upon the expiration of the repayment provision.

Commercialization Agreements

In July 2005, Cubist entered into a Distribution Agreement with Kuhnil Pharmaceuticals, Inc., or Kuhnil. Under the agreement, Kuhnil will commercialize in the Republic of Korea, or Korea, CUBICIN on an exclusive basis. In exchange for exclusive rights to commercialize CUBICIN in Korea, Kuhnil paid Cubist an up-front fee of $0.6 million, which was recorded as deferred revenue and will be recognized as revenue over the manufacturing and supply period commencing on first shipment of product in Korea. Kuhnil will pay Cubist a transfer price for their purchases of CUBICIN. Cubist may earn milestones of up to $0.9 million under the agreement.

In December 2003, Cubist entered into a Distribution Agreement with TTY. Under the agreement, TTY will commercialize CUBICIN in Taiwan on an exclusive basis. In exchange for exclusive rights to commercialize CUBICIN in Taiwan, TTY paid Cubist an up-front fee of $0.5 million, which was recorded as deferred revenue and will be recognized as revenue over the manufacturing and supply period commencing on first shipment of product in Taiwan. In December 2003, Cubist also received $0.2 million from TTY for the achievement of a milestone under this agreement, which was also recorded to deferred revenue and will be recognized over the manufacturing and supply period commencing on first shipment of product in Taiwan. TTY will pay Cubist a transfer price for their purchases of CUBICIN. Cubist may earn additional milestones of up to $0.8 million under the agreement.

In October 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Chiron paid Cubist an up-front licensing fee of $8.0 million, which was recorded as deferred revenue and was amortized to revenue over the estimated development period of two years, which completed in September 2005. Per the License Agreement, Cubist is entitled to receive from Chiron additional cash payments of up to $32.0 million upon achievement of certain development and sales milestones. Per the Manufacturing and Supply Agreement, Chiron shall pay Cubist a transfer price for CUBICIN and per the License Agreement, Chiron will owe Cubist royalty payments based on Chiron’s sales of CUBICIN.

In October 2003, Cubist also entered into a Stock Purchase Agreement with Chiron pursuant to which Chiron purchased 529,942 shares of Cubist common stock for $10.0 million, at a 50% premium to the fair value of the Company’s common stock. The premium paid was allocated to the License Agreement and was accounted for as part of the up-front payment and amortized over the estimated development period of two years, which completed in September 2005.

E.               INVESTMENTS

Investments are carried in Cubist’s Consolidated Balance Sheets at amortized cost plus interest receivable. Interest receivable related to short-term investments was $0.2 million and $0.2 million at December 31, 2005 and 2004, respectively. Interest receivable related to long-term investments was $0.1 million and $0.2 million at December 31, 2005 and 2004, respectively.

Included in short-term investments are auction rate securities which are considered available-for-sale investments. The carrying value, gross unrecorded gains and losses and fair value for these securities are as follows:

	December 31, 2005				December 31, 2004
	Carrying Value	Gross Unrecorded Gains	Gross Unrecorded Losses	Fair Value	Carrying Value	Gross Unrecorded Gains	Gross Unrecorded Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$ 48,800	$ —	$ —	$ 48,800	$ 70,722	$ 3	$ —	$ 70,725
Total	$ 48,800	$ —	$ —	$ 48,800	$ 70,722	$ 3	$ —	$ 70,725

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities are as follows:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
Short-Term:
Corporate bonds	$ 2,033	$ —	$ (25)	$ 2,008	$ 11,150	$ 1	$ (37)	$ 11,114
Government bonds	17,002	—	(122)	16,880	2,006	—	(2)	2,004
Total	$ 19,035	$ —	$ (147)	$ 18,888	$ 13,156	$ 1	$ (39)	$ 13,118
Long-Term:
Corporate bonds	$ —	$ —	$ —	$ —	$ 2,091	$ —	$ (22)	$ 2,069
Government bonds	4,506	—	(91)	4,415	21,518	—	(234)	21,284
Total	$ 4,506	$ —	$ (91)	$ 4,415	$ 23,609	$ —	$ (256)	$ 23,353

The following is a summary of the carrying value, amortized cost and estimated fair value of investments at December 31, 2005 by contractual maturity:

	Available-for-Sale		Held-to-Maturity
	Carrying Value	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year	$ 48,800	$ 48,800	$ 19,035	$ 18,888
Due after one year through five years	—	—	4,506	4,415
Total	$ 48,800	$ 48,800	$ 23,541	$ 23,303

Included in the table above are auction rate securities, which typically reset to current interest rates every 7 to 35 days, but are included in the table above based on their stated maturities.

F.                ACCOUNTS RECEIVABLE

Cubist’s trade receivables in 2005 and 2004 primarily represent amounts due to the Company from wholesalers and distributors of its pharmaceutical product. Cubist performs ongoing credit evaluations of its customers and generally does not require collateral.

G.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31,

	2005	2004
	(in thousands)
Building	$42,708	$42,708
Leasehold improvements	6,905	7,020
Laboratory equipment	11,257	10,258
Furniture and fixtures	1,196	1,196
Computer equipment	7,248	5,978
Construction in progress	348	450
	69,662	67,610
Less accumulated depreciation	(23,635)	(19,662)
Property and equipment, net	$46,027	$47,948

Depreciation expense was $4.0 million, $4.0 million and $4.4 million in 2005, 2004 and 2003, respectively.

H.              INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	December 31,
	2005	2004
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	11,590	11,590
Acquired technology rights	28,500	8,500
Intellectual property and processes and other intangibles	5,388	5,388
	48,105	28,105
Less: accumulated amortization—patents	(1,998)	(1,937)
accumulated amortization—manufacturing rights	(7,559)	(2,549)
accumulated amortization—acquired technology rights	(2,695)	(783)
accumulated amortization—intellectual property	(5,373)	(5,371)
Intangible assets, net	$30,480	$17,465

Additions to intangible assets during 2005 resulted from $20.0 million of payments made to Eli Lilly, in the form of common stock in exchange for a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN pursuant to the Company’s license agreement with Eli Lilly. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. There were no additions to intangible assets during the twelve months ended December 31, 2004. In 2003, Cubist made payments to Eli Lilly totaling $8.5 million in the form of common stock related to the Company’s license agreement with Eli Lilly. The $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of the transactions. The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

In November 2005, Cubist announced that it has selected ACS as the single source supplier of API for CUBICIN. Cubist provided notice to DSM in accordance with contract agreement terms to terminate its manufacturing and supply agreement with DSM for API. The useful life of the DSM manufacturing rights was adjusted to coincide with the revised termination date of May 2006. Amortization of these assets is allocated to inventory and expensed to cost of product revenues as the related inventory lots are sold. The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

Based on an internal analysis in 2004, the Company estimated that the discounted future cash flows from a patent, unrelated to its CUBICIN product, were less than its carrying value, resulting in an impairment charge of $2.2 million. The $2.2 million charge was recorded to general and administrative expense in the quarter ended December 31, 2004.

Amortization expense was $7.0 million, $2.8 million and $1.5 million in 2005, 2004 and 2003 respectively. The estimated aggregate amortization of intangible assets as of December 31, 2005, for each of the five succeeding years is as follows:

(in thousands)
2006	4,885
2007	2,938
2008	2,938
2009	2,938
2010	2,938
2011 and thereafter	13,843
$30,480

I.                   ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	December 31,
	2005	2004
	(in thousands)
Accrued payroll	$551	$646
Accrued incentive compensation	2,296	1,621
Accrued bonus	4,316	3,049
Accrued benefit costs	2,675	1,884
Accrued clinical trials	1,787	1,404
Accrued interest	1,512	1,512
Accrued manufacturing costs	1,722	1,899
Deferred rent	686	709
Accrued royalty	6,208	3,511
Other accrued costs	4,842	3,178
Total	$26,595	$19,413

J.                  ACCRUED CLINICAL TRIAL EXPENSE

Accrued clinical trial expenses are comprised of amounts owed to third party contract research organizations, or CROs, for research and development work performed on behalf of Cubist. At each period end, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO, and ensures that the balance is appropriately stated based upon work performed to date. The accrued clinical trial expense balance of $1.8 million and $1.4 million at December 31, 2005 and 2004, respectively, represents the Company’s best estimate of amounts owed for clinical trial services performed through those periods based on all information available. Such estimates are subject to change as additional information becomes available.

K.              EQUITY FINANCINGS

In November 2004, Cubist announced the completion of the sale of 10,714,200 shares of common stock at $11.20 per share. Gross proceeds from the stock offering totaled approximately $120.0 million. Proceeds to Cubist, net of $7.6 million in underwriters’ commissions, discounts and issuance costs totaled approximately $112.4 million.

In October 2003, Cubist announced the completion of the sale of 8,571,410 shares of common stock at $10.50 per share. Gross proceeds from the stock offering totaled approximately $90.0 million. Proceeds to Cubist, net of $5.7 million in underwriters’ commissions, discounts and issuance costs totaled $84.3 million.

In September 1998, Cubist completed a private placement financing with investors and raised approximately $13.6 million (less financing costs of $901,000) by issuing 6,065,560 shares of common stock at $2.25 per share, along with 3,032,783 warrants exercisable for common stock at $2.25 per share with an expiration date of September 23, 2003. These warrants have all been exercised.

L.                STOCKHOLDERS’ EQUITY

Notes Receivable From Related Parties

In December 2001, Cubist accepted a promissory note from a Vice President. The aggregate principal amount of this note at December 31, 2002 was $50,000 and was reflected in stockholders’ equity as a reduction to paid-in-capital since the proceeds of the note were used to purchase shares of Cubist common stock. This note had an annual interest rate of 3.97% and was due on December 17, 2006. As part of the Vice President’s 2002 performance bonus, the note was forgiven in 2003.

In June 2002, Cubist adopted a policy that it will not provide loans to directors, officers or other employees of the Company.

Stock Issuances

In March 2005, Cubist announced that it entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN. Cubist issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 per share in March 2005. Cubist’s global royalty rate obligation to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005.

In October 2003, Cubist entered into a stock purchase agreement with Chiron pursuant to which Chiron purchased 529,942 shares of Cubist common stock valued at $10.0 million at a 50% premium to the fair value of the Company’s common stock. The premium paid was allocated to a license agreement with Chiron and was included as part of the up-front payment under the license agreement. The amounts were recorded to deferred revenue and are being recognized over the estimated development period of two years.

In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly related to Cubist receiving FDA approval for the commercial sale of CUBICIN and recorded the value as an intangible asset.

In July 2003, Cubist purchased from Eli Lilly a 1% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN. Under the terms of the transaction, Cubist issued to Eli Lilly $8.0 million or 723,619 shares of Cubist common stock at a price of $11.056 per share, with registration rights. In exchange for the shares, Cubist’s global royalty rate obligation to Eli Lilly on CUBICIN sales will be reduced by one percentage point.

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

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. The 2000 Equity Incentive Plan includes an evergreen formula pursuant to which the maximum number of shares of Cubist common stock that shall be made available for sale under the 2000 Equity Incentive Plan shall be 1,630,000 shares as of June 13, 2002 plus an annual increase to be added on January 1st of each year, beginning on January 1, 2003 until and including January 1, 2006, equal to five percent (5%) of the total number of shares of common stock and stock equivalents issued and outstanding as of the close of business on the immediately preceding December 31st. As of January 1, 2005, options to purchase 5,384,059 shares of common stock may be granted to employees, directors, officers or consultants under this plan. At December 31, 2005, there were 3,628,452 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors Stock Option Plan, options to purchase 525,000 shares of Common Stock may be granted to members of the Board of Directors. The options are generally granted at fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At December 31, 2005, there were 312,500 shares available for future grant under this plan.

A summary of the status of Cubist’s stock option plans, as of December 31, 2005, 2004 and 2003, and changes during each of the years then ended, is presented below:

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Balance at January 1	5,850,156	$15.25	6,127,199	$16.86	4,998,474	$20.79
Granted	2,221,964	$11.46	1,139,090	$10.78	2,399,182	11.21
Exercised	(680,860)	$8.30	(285,565)	$6.33	(251,230)	4.93
Canceled	(555,183)	$22.30	(1,130,568)	$21.62	(1,019,227)	25.64
Balance at December 31	6,836,077	$14.14	5,850,156	$15.25	6,127,199	$16.86
Options exercisable on December 31,	3,549,379	$16.65	3,210,505	$17.83	2,899,229	$19.58
Weighted average grant-date fair value of options granted during the year:		$7.20		$8.21		$7.40

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.42—$6.34	271,086	2.4	$3.53	266,086	$3.50
$6.35—$12.68	4,593,954	7.7	10.22	1,898,820	9.87
$12.69—$19.01	847,638	8.0	13.98	359,900	13.53
$19.02—$25.35	83,450	9.8	21.38	—	—
$25.36—$31.69	361,372	3.7	29.24	361,372	29.24
$31.70—$38.03	651,301	5.0	35.13	635,925	35.13
$50.70—$57.04	1,526	3.0	53.08	1,526	53.08
$57.05—$63.38	25,750	4.1	61.79	25,750	61.79
	6,836,077	7.1	$14.14	3,549,379	$16.65

Cubist records deferred compensation for stock options issued with exercise prices below the fair value of common stock as of the measurement date. No options were issued with exercise prices below fair value in 2005, 2004 or 2003. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the stock options. No compensation expense was recognized in 2005 or 2004 related to the amortization of deferred compensation. Compensation expense of $0.7 million was recognized in 2003 related to the amortization of deferred compensation.

N.              COMMITMENTS AND CONTINGENCIES

Leases

Cubist leases various facilities and equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

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

At December 31, 2005, future minimum lease payments under all non-cancelable leases net of sublease income are as follows:

	Operating	Capital
	(in thousands)
2006	$750	$78
2007	1,028	—
2008	1,086	—
2009	1,179	—
2010	1,301	—
Thereafter	7,031	—
Total minimum lease payments	$12,375	$78
Less amount representing interest		(1)
Present value of future minimum lease payments		$77
Less: current portion		(77)
Long-term portion		$—

Rental expense for operating leases was $2.7 million, $3.0 million and $3.0 million in the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income, which is recorded as a reduction of rent expense, was $2.4 million, $2.4 million and $2.4 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign currency

Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2005 and 2004, Cubist entered into limited foreign currency transactions between the U.S. dollar, the European euro and the British pound.

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

Other

We have minimum volume purchase commitments with third party contract manufacturers with scheduled payments over the next five years that total $53.4 million at December 31, 2005. We have minimum royalties owed on sales of CUBICIN product with scheduled payments over the next year that totaled $8.2 million at December 31, 2005.

O.              DEBT

Cubist’s outstanding debt at December 31, 2005 and 2004 consists of $165.0 million aggregate principal amount of 5½% convertible subordinated notes due November 2008.

In October 2001, Cubist completed the private placement of $125.0 million aggregate principal amount of 5½% convertible subordinated notes. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The notes are convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. In December 2001, the initial purchasers exercised their option to purchase an additional $40.0 million aggregate principal amount of 5½% convertible subordinated notes. Interest is payable on each November 1 and May 1, beginning May 1, 2002. The notes mature on November 1, 2008. Cubist retained the right to redeem these notes prior to November 2004 if Cubist’s common stock closing price exceeded the conversion price for a period of time as defined in the note agreement. Commencing in November 2004, Cubist retains the right to redeem the notes at declining redemption percentages as defined in the note agreement. The deferred financing costs associated with the sale of the notes were $5.3 million of which $0.8 million, $0.8 million and $0.8 million were amortized to interest expense in 2005, 2004 and 2003, respectively. The remaining balance of deferred financing costs was $2.1 million and $2.9 million at December 31, 2005 and 2004, respectively.

In September 2000, Cubist purchased, for $34.0 million, a corporate headquarters building in Lexington, Massachusetts. The facility is approximately 88,000 square feet, approximately 55,000 of which is constructed as laboratory space. In September 2001, Cubist relocated to the facility and depreciation expense commenced at that time. To finance the purchase, Cubist issued $39.0 million aggregate principal amount of senior convertible notes to John Hancock Life Insurance Company. This financing covered the building purchase price of approximately $34.0 million and included $5.0 million for facility improvements. The five-year notes carried a coupon rate of 8½% and were convertible at any time at the option of the holder into Cubist common stock at $63.8625 per share. Cubist retained the right to redeem these notes after three years at 103% of their principal amount outstanding. On December 23, 2003 Cubist repaid $10.0 million of the senior convertible notes, plus a 3% prepayment penalty. On December 13, 2004 Cubist repaid the outstanding principal and interest of the senior convertible notes totaling $29.5 million, plus a 3% prepayment penalty of $0.9 million that was charged to interest expense. The deferred financing costs associated with the sale of the senior convertible notes were $1.3 million of which $0.4 million and $0.3 million were amortized to interest expense in 2004 and 2003, respectively.

In March 1999, Cubist entered into a term loan agreement with Fleet National Bank under which Cubist was able to borrow up to $1.5 million to finance fixed asset purchases. In March 2000 and 2001, Cubist increased its term loan by an additional $8.5 million to finance leasehold improvements and fixed asset purchases. Advances under this facility were to be repaid over a 48-month period, commencing on March 29, 2002. Interest on the borrowings was at the bank’s LIBOR rate (4.05% at December 31, 2002). Thereafter, the minimum collateral amount was equal to 50% of the aggregate principal amount of the term loan outstanding. This collateral amount was reflected as restricted cash. The agreement contained certain covenants, the most restrictive of which required Cubist to maintain an unencumbered cash balance, which by definition includes all investments, of at least $73.0 million.

In April 2003, the Company’s term loan with Fleet National Bank was repaid in full and was replaced by a $5.0 million term loan with Citizens Bank of Massachusetts. As a result, restricted cash of $3.3 million, which was held by Fleet National Bank as cash collateral, was released to Cubist. Advances under this facility were to be repaid over a 24-month period, commencing on June 30, 2003. Interest on the borrowings accrued at the bank’s LIBOR rate plus a margin of 2.75% (5.31% at December 31, 2004). Borrowings under the facility were collateralized by all of the Company’s assets other than intellectual property and real estate. During the second quarter of 2003, the Company drew down the entire $5.0 million under this facility. This agreement contained certain covenants, the most restrictive of which required the Company to maintain an unencumbered cash balance, which by definition includes all cash and cash equivalents, of at least $50.0 million. In October 2004, Cubist repaid the outstanding principal and interest of $2.0 million related to this term loan.

At December 31, 2005, future payments of principal and interest on existing debt are due as follows:

Fiscal year ending December 31,	Principal	Interest	Total
	(in thousands)
2006	—	9,075	9,075
2007	—	9,075	9,075
2008	165,000	9,075	174,075
Total payments	$165,000	$27,225	$192,225
Less current portion	—
Total long term debt	$165,000

P.                EMPLOYEE BENEFITS

Employee Stock Purchase Plan

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 500,000 shares of common stock to eligible employees. During 2005, 2004 and 2003 Cubist issued 73,224, 66,248 and 19,971 shares of common stock, respectively, pursuant to this plan.

401(k) Savings Plan and Other Defined Contribution Plans

Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches in common stock up to 4% of a participant’s total compensation. Employer common stock matches have immediate vesting. Cubist issued 87,500 shares of common stock in 2005 related to its 2004 match pursuant to this plan. Cubist issued 53,164 shares of common stock in 2004 related to its 2003 match pursuant to this plan. Cubist issued no shares under this plan in 2003.

Cubist maintained a Contracted In Money Purchase Scheme for all employees in the United Kingdom prior to its closure on August 31, 2004. Participants were able to contribute up to 5% of their annual compensation to the scheme. Cubist matched contributions at a level up to 5% of an employee’s salary. Cubist’s United Kingdom subsidiary contributed zero, $55,000, and $90,000 during 2005, 2004 and 2003, respectively.

Q.              INCOME TAXES

For each of the years ended December 31, 2005, 2004 and 2003, Cubist’s statutory tax rate was 34% and its effective tax rate was 0%. The effective tax rate was 0% due to net operating losses and non-recognition of any deferred tax asset. Based on Cubist’s current financial status, realization of Cubist’s deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset and the related valuation allowance are as follows:

	2005	2004	2003
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$138,910	$108,583	$86,700
Research and development costs	38,469	48,699	39,016
Tax credit carryforwards	14,163	11,232	8,926
Impairment charge	807	896	3,861
Deferred revenues	491	205	2,773
Other, net	2,301	776	1,038
Total deferred tax assets	195,141	170,391	142,314
Valuation allowance	(195,141)	(170,391)	(142,314)
Net deferred tax assets	$—	$—	$—

The effective rate differs from the statutory rate of 34% due to the following:

	2005	2004	2003
Federal	34.0%	34.0%	34.0%
State	6.5%	6.6%	5.8%
Foreign rate differential	0.0%	0.0%	-0.5%
Research and development tax credit	8.9%	1.4%	0.9%
Valuation allowance	-47.6%	-41.4%	-40.4%
Other	-1.8%	-0.6%	0.2%
Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2005, Cubist has federal net operating loss carryforwards of approximately $356.9 million, which begin to expire in 2007 and state net operating loss carryforwards of $331.6 million, which begin to expire in 2006. In 2005, $10.1 million of state net operating loss carryforwards expired. Of the $195.1 million valuation allowance at December 31, 2005, $7.5 million relates to the tax benefit of the exercise of stock options. This amount will result in an increase in Additional Paid in Capital upon realization of these losses. Cubist also has federal and state credit carryforwards of $11.6 million and $2.7 million respectively, which begin to expire in 2008.

The American Jobs Creation Act of 2004, or the Act, was signed into law in October 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company’s income tax liability.

Ownership changes resulting from the issuance of capital stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based on Cubist’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

R.   BUSINESS SEGMENTS

Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company’s revenues are currently generated within the U.S.

Purchases of CUBICIN by three wholesalers, Cardinal Health, Inc. and its subsidiaries, or Cardinal, AmerisourceBergen Drug Corporation, or AmerisourceBergen, and McKesson Corporation, or McKesson, collectively comprised 84% of total revenues for year ended December 31, 2005. Purchases of CUBICIN by three wholesalers, Cardinal, AmerisourceBergen and McKesson collectively comprised 85% and 46% of total revenues for the years ended December 31, 2004 and 2003, respectively. Revenue related to Cubist’s license agreement with Chiron comprised 38% of total revenues for the year ended December 31, 2003.

S.   LEGAL PROCEEDINGS

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

T.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains quarterly financial information for fiscal 2005 and 2004. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2005
Total revenues, net	$23,682	$28,255	$31,842	$36,866
Product revenues, net	$20,889	$25,642	$30,337	$36,646
Cost of product revenues	$6,925	$7,371	$8,074	$10,369
Net loss	$(12,882)	$(7,748)	$(4,504)	$(6,718)
Net loss per share	$(0.25)	$(0.15)	$(0.08)	$(0.12)
2004
Total revenues	$8,471	$14,735	$19,425	$25,440
Product revenues, net	$6,281	$13,257	$17,988	$21,033
Cost of product revenues	$2,425	$4,538	$6,440	$6,846
Net loss	$(23,243)	$(17,874)	$(17,705)	$(17,690	)(1)
Net loss per share	$(0.58)	$(0.44)	$(0.44)	$(0.40	)(1)

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers and directors may be found under the section captioned “Our Executive Officers and Directors” in Part I of this Annual Report on Form 10-K. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2006. Such information is incorporated herein by reference.

Our board of directors adopted a Code of Conduct and Ethics applicable to the board of directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com and in our filings with the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

The information required with respect to this item may be found in the sections captioned “Executive Compensation,” “Proposal No. 1—Election of Directors,” “Corporate Performance Graph,” and “Compensation Committee Report on Executive Officer Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2006. Such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to this item may be found in the sections captioned “Principal Stockholders” and “Management Stockholders” appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2006. Such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2006. Such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required with respect to this item may be found in the section captioned “Independent Public Accountants” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2006. Such information is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Documents Filed As Part Of Form 10-K:

1. Financial Statements

The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

•       Report of Independent Registered Public Accounting Firm

•       Balance Sheets as of December 31, 2005 and 2004

•       Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•       Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•       Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003

•       Notes to Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2005, 2004 and 2003

	Balance at
	Beginning			Balance at
Description	of Year	Additions	Deductions	End of Year
		(In thousands)
Sales Returns & Allowances, Chargebacks, Discounts and Rebates (1)
Year Ended December 31, 2005	$775	4,297	(3,518)	$1,554
Year Ended December 31, 2004	$113	2,057	(1,395)	$775
Year Ended December 31, 2003	$—	126	(13)	$113

(1)          Additions to sales returns and allowances, chargebacks, discounts and rebates are recorded as a reduction of revenue.

3. List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1, Cubist’s Quarterly Report on Form 10-Q, filed on August 6, 2004) (File no. 000-21379)
3.2	Amended and Restated By-Laws of Cubist, as amended to date. (Exhibit 3.4, Form S-1 Registration Statement filed on June 25, 1996, File No. 333-6795)
4.1	Specimen certificate for shares of common stock
4.2	Rights Agreement, dated as of July 21, 1999 between Cubist and BankBoston, N.A. as Rights Agent (Exhibit 99.1, Current Report on Form 8-K filed on July 30, 1999) (File No. 000-21379)
4.3

First Amendment dated as of March 7, 2000 to the Rights Agreement, dated as of July 21, 1999 between Cubist and Fleet National Bank f/k/a BankBoston, N.A. as Rights Agent (Exhibit 4.2, Registration Statement on Form 8-A/A filed on March 9, 2000) (File No. 000-21379)

4.4

Amendment to the Rights Agreement, dated as of March 20, 2002, between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent (Exhibit 4.3, Registration Statement on Form 8-A/A filed on August 5, 2005, File No. 000-21379)

4.5

Third Amendment to the Rights Agreement, dated as of August 2, 2005, between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent (Exhibit 4.4, Registration Statement on Form 8-A/A filed on August 5, 2005, File No. 000-21379)

4.6	Indenture by and between Cubist and The Bank of New York, dated as of October 26, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
4.7	Note, dated October 26, 2001 (Exhibit 10.3, Quarterly Report on Form 10-Q, filed November 14, 2001, File No. 000-21379)
**10.1	Amended and Restated 1993 Stock Option Plan. (Exhibit 10.6, Pre-effective Amendment No. 1 to Form S-1 Registration Statement filed on July 31, 1996. File No. 333-6795)
10.2	Amended and Restated Stockholders Rights Agreement by and among Cubist and the parties signatory thereto. (Exhibit 10.20,, Form S-1 Registration Statement filed on June 25, 1996, File No. 333-6795)
**10.3	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
**10.4	1997 Employee Stock Purchase Plan. (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
10.5

Registration Rights Agreement, dated as of September 10, 1998 between Cubist and each person listed on Exhibit A thereto (Exhibit 10.2, Quarterly Report on Form 10-Q, filed November 4, 1998, File No. 000-21379)

**10.6	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
**10.7	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)

††10.8	Manufacturing and Supply Agreement, entered into as of June 22, 2000, by and between Cubist and DSM Capua S.p.A (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
10.9	Services Agreement, entered into as of June 22, 2000, by and between Cubist and Gist-brocades Holding A.G. (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.10	Development and Supply Agreement, dated April 3, 2000, by and between Cubist and Abbott Laboratories (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.11	Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company and Cubist (Exhibit 10.59, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.12	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.13	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.14	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
10.15	Registration Rights Agreement by and among Cubist and the Initial Purchasers, dated as of October 26, 2001 (Exhibit 10.4, Quarterly Report on Form 10- Q, filed November 14, 2001, File No. 000-21379)
10.16

Purchase and Sale Agreement, by and between Spaulding and Slye Hayden Woods LLC and Cubist, dated as of July 28, 2000 (Exhibit 10.61, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)

10.17	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
††10.18	Manufacturing and Supply Agreement, dated as of September 30, 2001, by and between Cubist and ACS Dobfar S.p.A. (Exhibit 10.63, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
**10.19	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
**10.20	Amended and Restated 2002 Directors’ Stock Option Plan (Appendix G, Proxy Statement filed April 17, 2003, File No. 000-21379)
††10.21

Second Amendment to Manufacturing and Supply Agreement, dated as of February 12, 2003, by and between Cubist and ACS Dobfar S.p.A. (Exhibit 10.67, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21379)

10.22	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K, filed March 28, 2003, File No 000-21379)
10.23

Amendment No. 1 dated July 1, 2003 to the Assignment and License Agreement dated October 20, 2000, between Cubist and Eli Lilly (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)

†10.24

License Agreement dated as of October 2, 2003, by and between Cubist, Chiron Healthcare Ireland Ltd. and Chiron Corporation (Exhibit 10.69, Annual Report on Form 10-K, filed March 12, 2004, File No. 000-21379)

10.25

Lease dated January, 2004, between the California State Teachers’ Retirement System, or CALSTERS, and Cubist regarding 55 Hayden Avenue (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 7, 2004) (File no. 000-21379)

†10.26	License Agreement dated June 2, 2004, by and between Cubist and XTL Biopharmaceuticals Ltd. (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 6, 2004) (File no. 000-21379)
†10.27

Amendment #1 dated April 1, 2004 to the License Agreement dated October 2, 2003, by and between Cubist and Chiron Healthcare Ireland, Ltd. (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004) (File no. 000-21379)

10.28

Amendment No. 2, dated March 31, 2005, to the Assignment and License Agreement dated October 20, 2000 between Cubist and Eli Lilly (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 5, 2005, File No. 000-21379)

*10.29

Processing Services Agreement entered into as of August 11, 2004 by and between Cardinal Health PTS, LLC and Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)

**10.30	Amended and Restated 1997 Employee Stock Purchase Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 4, 2005, File No. 000-21379)
**10.31	First Amendment to Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
**10.32	First Amendment to Amended and Restated 2002 Directors’ Stock Option Plan (Exhibit 10.2, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
*10.33

Amendment No. 1 to the Manufacturing and Supply Agreement entered into as of June 22, 2000 by and between DSM Capua, S.p.A., or DSM, and Cubist, dated as of September 9, 2005 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)

*10.34

Amendment No. 3 to the Manufacturing and Supply Agreement entered into as of September 30, 2001 by and between ACS Dobfar, SpA, or ACS, and Cubist, dated as of October 20, 2005 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)

10.35

First Amendment to Lease, dated September 29, 2005 by and between Cubist and The Realty Associates Fund VI LP, successor-in-interest to CALSTERS (Exhibit 10.7, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)

**10.36	Short Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)
**10.37	Director Compensation and Benefits Summary Sheet (Exhibit 10.2, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)
**10.38	Retention Letter dated December 13, 2005 by and between Cubist and Michael J. Bonney (Exhibit 10.3, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)
**10.39

Form of Retention Letter by and between Cubist and Barry I. Eisenstein, Lindon M. Fellows, Oliver S. Fetzer, Christopher D.T. Guiffre, David W.J. McGirr, Robert J. Perez, and Francis P. Tally (Exhibit 10.4, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)

14.1	Code of Conduct and Ethics (Exhibit 10.5, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Audit Committee Charter, effective as of December 13, 2005
99.2	Amended and Restated Compensation Committee Charter, effective as of December 13, 2005
99.3	Amended and Restated Corporate Governance & Nominating Committee Charter, effective as of December 13, 2005
99.4	Amended and Restated Corporate Governance Guidelines, effective as of December 13, 2005

Any of the above-listed Exhibits containing parenthetical information are incorporated by reference from the Company’s filing indicated next to the title of such exhibit. All other above listed exhibits are filed herewith.

†                    Confidential Treatment granted.

*                    Confidential Treatment requested.

††             Confidential Treatment granted and extension requested.

**             Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.

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

Signature	Title	Date
/s/ MICHAEL W. BONNEY	President, Chief Executive
Michael W. Bonney	Officer and Director (Principal	March 1, 2006
Executive Officer)
/s/ DAVID W.J. MCGIRR	Senior Vice President and
David W.J. McGirr	Chief Financial Officer	March 1, 2006
(Principal Financial and
Accounting Officer)
/s/ KENNETH M. BATE	Director	March 1, 2006
Kenneth M. Bate
/s/ DAVID W. MARTIN, JR.	Director	March 1, 2006
David W. Martin, Jr.
s/ WALTER R. MAUPAY, JR.	Director	March 1, 2006
Walter R. Maupay, Jr.
/s/ MARTIN ROSENBERG	Director	March 1, 2006
Martin Rosenberg
/s/ MATTHEW SINGLETON	Director	March 1, 2006
J. Matthew Singleton
/s/ MICHAEL B. WOOD	Director	March 1, 2006
Michael B. Wood