Form 10-Q
period 2006-03-31
CUBIST PHARMACEUTICALS INC
filed 2006-05-08
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2006: 54,299,886.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,000	$29,149
Short-term investments	63,844	68,046
Accounts receivable, net	14,805	14,701
Inventory	19,582	16,695
Prepaid expenses and other current assets	4,591	5,629
Total current assets	129,822	134,220
Property and equipment, net	46,528	46,027
Intangible assets, net	28,512	30,480
Long-term investments	2,026	4,553
Other assets	2,417	2,785
Total assets	$209,305	$218,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,255	$8,543
Accrued liabilities	19,146	26,595
Current portion of capital lease obligations	49	78
Total current liabilities	24,450	35,216
Long-term deferred revenue	1,250	1,250
Other long-term liabilities	1,132	—
Long-term debt	165,000	165,000
Total liabilities	191,832	201,466
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 54,213,538 and 53,883,581 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	54	54
Additional paid-in capital	507,114	500,360
Accumulated deficit	(489,695)	(483,815)
Total stockholders’ equity	17,473	16,599
Total liabilities and stockholders’ equity	$209,305	$218,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2006	2005
Revenues:
Product revenues, net	$37,941	$20,889
Other revenues	2,114	2,793
Total revenues, net	40,055	23,682

Costs and expenses:
Cost of product revenues	10,132	6,925
Research and development	13,581	13,743
Sales and marketing	14,068	9,545
General and administrative	6,668	4,762
Total costs and expenses	44,449	34,975

Operating loss	(4,394)	(11,293)

Other income (expense):
Interest income	939	760
Interest expense	(2,459)	(2,459)
Other income	34	110
Total other expense, net	(1,486)	(1,589)

Net loss	$(5,880)	$(12,882)

Basic and diluted net loss per common share	$(0.11)	$(0.25)

Basic and diluted weighted average number of common shares	54,079,305	51,506,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,880)	$(12,882)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,773	1,758
Amortization of debt issuance costs	190	190
Amortization of premium on investments	17	93
Charge for 401k company stock match	566	316
Stock-based compensation	2,575	—
Other non-cash charges	114	63
Changes in assets and liabilities:
Accounts receivable	(104)	425
Inventory	(1,522)	(1,857)
Prepaid expenses and other current assets	1,038	(1,957)
Other assets	107	138
Accounts payable and accrued liabilities	(9,741)	2,699
Other long-term liabilities	1,132	(449)
Total adjustments	(3,855)	1,419
Net cash used in operating activities	(9,735)	(11,463)

Cash flows from investing activities:
Purchases of property and equipment	(1,493)	(472)
Purchases of investments	(148,688)	(228,242)
Maturities of investments	155,400	240,411
Net cash provided by investing activities	5,219	11,697

Cash flows from financing activities:
Issuance of common stock, net	2,395	822
Repayments of capital lease obligations	(29)	(29)
Net cash provided by financing activities	2,366	793

Net increase/(decrease) in cash and cash equivalents	(2,150)	1,027
Effect of changes in foreign exchange rates on cash balances	1	(5)
Cash and cash equivalents, beginning of period	29,149	20,572
Cash and cash equivalents, end of period	$27,000	$21,594

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common stock to Eli Lilly	$—	$20,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2006 and 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006.

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

Multiple Element Arrangements

Cubist analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” An element of a contract can be accounted for separately if the delivered elements have stand-alone value and the fair value of any undelivered elements is determinable. If an element is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, all elements of the arrangement are recognized as revenue over the period of performance for such undelivered items or services.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $354,000 and $356,000 at March 31, 2006 and December 31, 2005, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks and wholesaler management fees are netted against accounts receivable and were $1.5 million and $1.4 million at March 31, 2006 and December 31, 2005, respectively.

Product Revenues from International Distribution Partners

Under agreements with international distribution partners, Cubist sells its product to international distribution partners based upon a transfer price arrangement. The transfer price is generally established annually. Once Cubist’s distribution partner sells the product to a third party, Cubist is owed a royalty based on a percentage of the net selling price to the third party, less the transfer price previously paid on such product. Under no circumstances would the subsequent royalty adjustment result in a refund to the distributor. Cubist recognizes revenue related to product shipped to international distribution partners when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the distribution partner, the price is fixed or determinable, collection from the distribution partner is reasonably assured and the Company has no further performance obligations.

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

	March 31,
	2006	2005
Options to purchase shares of common stock	7,868,350	6,529,330
Notes payable convertible into shares of common stock	3,495,763	3,495,763

Comprehensive Loss

Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the quarters ended March 31, 2006 and 2005.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in the Company’s condensed consolidated statement of income for the first quarter of 2006. See Note C. for additional information.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” or SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.”  SFAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle and also provides guidance on the accounting for and reporting of error corrections. Prior to SFAS 154, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a significant impact on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

C. EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock Option Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 1993 Stock Option Plan, options to purchase 5,837,946 shares of common stock were available for grant to employees, directors, officers or consultants. The options were generally granted at fair market value on the date of the grant, vested ratably over a four-year period and expired ten years from the date of grant. There are no shares available for future grant under this plan as it terminated in accordance with plan terms in 2003.

Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 Equity Incentive Plan, options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. The 2000 Equity Incentive Plan includes an evergreen formula pursuant to which the maximum number of shares of Cubist common stock that shall be made available for sale under the 2000 Equity Incentive Plan shall be 1,630,000 shares as of June 13, 2002 plus an annual increase to be added on January 1st of each year, beginning on January 1, 2003 until and including January 1, 2006, equal to five percent (5%) of the total number of shares of common stock and stock equivalents issued and outstanding as of the close of business on the immediately preceding December 31st. As of January 1, 2006, options to purchase 11,535,764 shares of common stock may be granted to employees, officers or consultants under this plan. At March 31, 2006, there were 5,426,369 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors Stock Option Plan, options to purchase 525,000 shares of Common Stock may be granted to members of the Board of Directors. The options are granted at fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At March 31, 2006, there were 312,500 shares available for future grant under this plan.

Summary of Employee Stock Purchase Plan

Qualifying employees are eligible to participate in Cubist’s Amended and Restated 1997 Employee Stock Purchase Plan. Under this plan, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 500,000 shares of common stock to eligible employees.

Stock-Compensation Expense Prior to the Adoption of FAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the period ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma information for the three months ended March 31, 2005 was as follows:

Three months ended
March 31, 2005
(in thousands, except per share data)
Net loss, as reported	$(12,882)
Add: Stock-based employee compensation recorded in net loss, as reported	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,636)
Pro forma net loss	$(16,518)

Loss per share:
Basic and diluted – as reported	$(0.25)
Basic and diluted – pro forma	$(0.32)

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation in the Consolidated Statement of Operations for the three month period ended March 31, 2006 was as follows:

Three months ended
March 31, 2006
(in thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$2,472
Employee stock purchase plan	103
Total stock-based compensation	$2,575

Effect on earnings per share:
Basic and diluted	$0.05

Valuation Assumptions

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three months ended
	March 31,
	2006	2005
Stock option plans:
Expected stock price volatility	52%	100%
Risk free interest rate	4.5%	3.9%
Dividend yield	—	—
Expected life	4 years	5 years
Stock purchase plan:
Expected stock price volatility	45%	—
Risk free interest rate	4.4%	—
Dividend yield	—	—
Expected life	6 months	—

Cubist’s expected stock-price volatility assumption is based on both current and historical volatilities of the Company’s stock which is obtained from public data sources. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the immediate future. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise pattern. Cubist determines the expected life assumption based on the exercise behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company estimates forfeitures based on its historical experience of share-based pre-vesting cancellations. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the quarter ended March 31, 2006 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

General Option Information

A summary of option activity for the quarters ended March 31, 2006 and 2005 are as follows:

	2006		2005
		Weighted		Weighted
		Average Exercise		Average Exercise
	Number	Price	Number	Price

Outstanding at beginning of period	6,836,077	$14.14	5,850,156	$15.25
Granted	1,341,050	$21.96	966,919	$10.95
Exercised	(207,213)	$9.15	(53,327)	$9.50
Canceled	(101,564)	$11.97	(225,418)	$23.33
Outstanding at end of period	7,868,350	$15.63	6,538,330	$14.39

Options exercisable as of March 31,	3,679,206	$16.66	3,239,813	$17.20

Weighted average grant-date fair value of options granted during the year		$10.27		$6.97

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $2.9 million and $0.1 million, respectively. The aggregate intrinsic value of outstanding options as of March 31, 2006 was $57.7 million.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.42 – $6.34	219,595	2.4	$3.62	215,843	$3.60
$6.35 – $12.68	4,413,478	7.5	10.22	2,050,024	9.89
$12.69 – $19.01	778,328	7.8	14.03	368,180	13.60
$19.02 – $25.35	1,417,000	9.8	21.93	5,210	21.38
$25.36 – $31.69	361,372	3.5	29.24	361,372	29.24
$31.70 – $38.03	651,301	4.7	35.13	651,301	35.13
$50.70 – $57.04	1,526	2.7	53.08	1,526	53.08
$57.05 – $63.38	25,750	3.9	61.79	25,750	61.79
	7,868,350	7.4	$15.63	3,679,206	$16.66

The weighted average remaining contractual life of options exercisable as of March 31, 2006 was 5.6 years. The aggregate intrinsic value of options exercisable as of March 31, 2006 was $23.2 million.

D. GUARANTEES

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

E. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2006	2005
	(in thousands)
Accrued payroll	$216	$551
Accrued incentive compensation	746	2,296
Accrued bonus	1,217	4,316
Accrued benefit costs	2,216	2,675
Accrued clinical trials	1,251	1,787
Accrued interest	3,781	1,512
Accrued manufacturing costs	1,575	1,722
Accrued royalty	3,863	6,208
Other accrued costs	4,281	5,528
	$19,146	$26,595

F. INVENTORY

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

Inventories consisted of the following at:

	March 31,	December 31,
	2006	2004
	(in thousands)
Raw materials	$11,472	$9,019
Work in process	3,993	3,146
Finished goods	4,117	4,530
	$19,582	$16,695

G. INTANGIBLE ASSETS

Intangible assets consisted of:

		March 31,	December 31,
		2006	2005
		(in thousands)
Patents		$2,674	$2,627
Manufacturing rights		11,590	11,590
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		48,152	48,105
Less:	accumulated amortization – patents	(2,015)	(1,998)
	accumulated amortization - manufacturing rights	(8,943)	(7,559)
	accumulated amortization - acquired technology rights	(3,309)	(2,695)
	accumulated amortization - intellectual property	(5,373)	(5,373)
Intangible assets, net		$28,512	$30,480

In March of 2005, Cubist issued to Eli Lilly $20.0 million of its common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. The $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of the transactions. The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

In November 2005, Cubist announced that it had selected ACS Dobfar SpA, or ACS, as the single source supplier of Active Pharmaceutical Ingredient, or API, for CUBICIN. Cubist provided notice to DSM Capua SpA, or DSM, in accordance with contract agreement terms to terminate its manufacturing and supply agreement with DSM for API. The useful life of the DSM manufacturing rights was adjusted to coincide with the revised termination date of May 2006. Amortization of these assets is allocated to inventory and expensed to cost of product revenues as the related inventory lots are sold. The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

Amortization expense was $2.0 million and $0.7 million for the quarters ended March 31, 2006 and 2005, respectively. The estimated aggregate amortization of intangible assets as of March 31, 2006, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2006	$2,872
2007	2,941
2008	2,941
2009	2,941
2010	2,941
2011	2,524
2012 and thereafter	11,352
$28,512

H. SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of novel antiinfective drugs. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company’s revenues are currently generated within the U.S.

Sales of CUBICIN to three wholesalers, Cardinal Health, Inc. and its subsidiaries, or Cardinal, AmerisourceBergen Drug Corporation, or AmerisourceBergen, and McKesson Corporation, or McKesson, collectively comprised 82% of total net revenues for quarter ended March 31, 2006. Sales of CUBICIN to Cardinal, AmerisourceBergen and McKesson collectively comprised 84% of total net revenues for the quarter ended March 31, 2005. Revenue related to Cubist’s international commercialization agreement with Chiron Corporation, or Chiron, represented approximately 5% and 11% of total net revenues for the quarters ended March 31, 2006 and 2005, respectively.

I. LEGAL PROCEEDINGS

As previously reported in the Company’s filings with the SEC, in May 2004 the Staff of the Boston Office of the SEC informed Cubist that it was considering whether the Company or its former Chairman had a duty under the federal securities laws to disclose information about the results of the Company’s Community Acquired Pneumonia trial, or CAP trial, prior to the Company’s January 16, 2002 press release regarding the results of the CAP trial. Although the Company cannot predict the outcome of the SEC investigation, it believes that the January 16, 2002 disclosure was timely.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled “Risk Factors” in this Quarterly Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report, and we caution readers not to place undue reliance on such statements. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•                  the acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

•                  our expectations regarding the future market demand and medical need for CUBICIN;

•                  our expectations regarding the effectiveness of our expanded sales force;

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

Many factors could affect our actual financial results and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

•                  whether we will receive, and the potential timing and scope of, regulatory approvals or clearances to market CUBICIN in other countries and for additional indications in the United States and other countries pursuant to our currently-planned filings and any filings we determine to make in the future, which filings are subject to approval by the applicable regulatory agency or agencies, regardless of our confidence in the results of the clinical trials supporting such filings;

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

•                  the ability of our third party manufacturers, including our single source provider of API to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and at an acceptable cost;

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

•                  our ability to integrate successfully the operations of any business we may acquire and the potential impact of any future acquisition on our financial results;

•                  our ability to discover, acquire or in-license drug candidates and develop and achieve commercial success for drug candidates; and

•                  a variety of risks common to our industry, including ongoing regulatory review, litigation relating to intellectual property, and legislative or regulatory changes.

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of antiinfective products that address unmet medical needs. We have one marketed product, CUBICIN. Net product sales of CUBICIN were $37.9 million in the three months ended March 31, 2006 as compared to $20.9 million in the three months ended March 31, 2005. Net loss for the three months ended March 31, 2006 was $5.9 million or $0.11 per share as compared to $12.9 million or $0.25 per share for the three months ended March 31, 2005.

On March 24, 2006 we announced that we had received an Approvable Letter from the FDA related to our supplemental New Drug Application, or sNDA, for CUBICIN for the treatment of infective endocarditis and bacteremia caused by Staphylococcus aureus, or S. aureus. We announced on March 27, 2006 that we had submitted an amendment to the sNDA in response to the FDA Approvable Letter. On April 19, 2006 we announced that the FDA determined our amendment to be a complete response, and that they established a new action date for the sNDA of May 26, 2006. In order to be prepared if the FDA approves our sNDA, in the first quarter of 2006 we hired an additional 36 sales professionals with the objective of increasing both depth and breadth of our sales force.

In January 2006, the EMEA granted Chiron Healthcare Ireland Ltd., or Chiron, marketing approval for CUBICIN in the European Union, or EU, for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. Chiron launched CUBICIN in the UK and Netherlands in late March, while proceeding with pricing negotiations necessary in other EU markets, which are planned to be phased in throughout 2006 and 2007. Chiron’s parent company, Chiron Corporation, was acquired by Novartis AG, or Novartis, in April 2006.

We continue to sell CUBICIN in accordance with our drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users. This provides us with greater visibility into end-user ordering and reordering trends. We outsource many of our supply chain activities, including: manufacturing and supplying CUBICIN API; converting CUBICIN API into its finished, vialed and packaged formulation; managing warehousing and distribution of CUBICIN to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, and commercialization expertise. Currently, our research and development priorities include our lipopeptide program, the product candidate HepeX-B™, and our natural products screening program.

We have incurred net losses since our inception, principally as a result of research and development efforts, preclinical testing and clinical trials. As of March 31, 2006, we had an accumulated deficit of $489.7 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues

The following table sets forth revenues for the quarter ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005	% Change
	(in millions)
Product revenues, net	$37.9	$20.9	82%
Other revenues	2.1	2.8	-24%
Total revenues, net	$40.0	$23.7	69%

Product Revenues, net

Net sales of CUBICIN were $37.9 million and $20.9 million for the quarters ended March 31, 2006 and 2005, respectively. Gross sales of CUBICIN totaled $39.7 million and $21.7 million for the quarters ended March 31, 2006 and 2005, respectively, and are offset by $1.8 million and $0.8 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue was primarily due to increased customer demand. Also impacting net product revenues was a 6.6% price increase in October 2005. Included in net product revenues for the quarter ended March 31, 2006 is approximately $0.6 million of international sales.

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

Other Revenues

Other revenues for the quarter ended March 31, 2006 were $2.1 million as compared to $2.8 million for the quarter ended March 31, 2005. Included in other revenues for the quarter ended March 31, 2006 is revenue related to a payment of $2.0 million under our commercialization agreement with Chiron. The payment was received as a result of Chiron receiving marketing approval for CUBICIN in the EU from the EMEA. Included in other revenues for the quarter ended March 31, 2005 is $1.4 million of revenue related to our 2003 license agreement with Chiron, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was being amortized to license fee revenues over the estimated development period of the agreement of two years, which completed in September 2005. Also included in other revenues for the quarter ended March 31, 2005 is $1.2 million of development revenue from our commercialization agreement with Chiron.

Costs and Expenses

The following table sets forth costs and expenses for the quarter ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005	% Change
	(in millions)
Cost of product revenues	$10.1	$6.9	46%
Research and development	13.6	13.7	-1%
Sales and marketing	14.1	9.5	47%
General and administrative	6.7	4.8	40%
Total costs and expenses	$44.5	$34.9	27%

Cost of Product Revenues

Cost of product revenues were $10.1 million and $6.9 million in the quarter ended March 31, 2006 and 2005, respectively. Our gross margin for the quarter ended March 31, 2006, was 73% as compared to 67% for the quarter ended March 31, 2005, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $0.6 million and $0.2 million for the quarter ended March 31, 2006 and 2005, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the quarter ended March 31, 2006 was $13.6 million as compared to $13.7 million in the quarter ended March 31, 2005. Within research and development expense are costs associated with the FDA Antiinfective Drugs Advisory Committee meeting which took place in early March 2006 as well as an increase of $2.4 million in payroll, benefits and other employee related expenses due to increased headcount and the non-cash stock-based compensation charges associated with the implementation of FAS 123R. These increases were offset by a decrease of $2.2 million in clinical expenses due primarily to the completion of our clinical trial of CUBICIN in the treatment of bacteremia with known or suspected endocarditis caused by S. aureus. and a decrease of $0.8 million in costs related to the establishment of a second API manufacturer and a second fill-finish manufacturer for our CUBICIN product, which both became fully operational in the first quarter of 2005.

Additionally, $0.8 million of manufacturing development costs associated with our license agreement with Chiron were incurred in the first quarter of 2005 and were not repeated in the first quarter of 2006.

We expect to continue incurring substantial research and development expenses related to: i) Phase 3b and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program, the product candidate HepeX-B and potential compounds under our natural products screening program; iii) manufacturing and formulation development costs related to HepeX-B;  iv)  regulatory matters; and v) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the quarter ended March 31, 2006 was $14.1 million as compared to $9.5 million in the quarter ended March 31, 2005, an increase of $4.6 million or 47%. The increase in sales and marketing expense is primarily related to $3.3 million of increased payroll, benefits, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2006 and the non-cash stock-based compensation charges associated with the implementation of FAS 123R. Also included in sales and marketing expense is an increase of $1.1 million in marketing expenses for CUBICIN.

General and Administrative Expense

General and administrative expense in the quarter ended March 31, 2006 was $6.7 million as compared to $4.8 million in the quarter ended March 31, 2005, an increase of $1.9 million or 40%. This increase is primarily due to an increase of $1.7 million in payroll, benefits and other employee related expenses due to headcount growth and the non-cash stock-based compensation charges associated with the implementation of FAS 123R.

Other Expense, net

The following table sets forth other expense, net for the quarter ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005	% Change
	(in millions)
Interest income	$0.9	$0.8	24%
Interest expense	(2.5)	(2.5)	0%
Other income	—	0.1	-69%
Total other expense, net	$(1.6)	$(1.6)	-6%

Interest income in the quarter ended March 31, 2006, was $0.9 million as compared to $0.8 million in the quarter ended March 31, 2005, an increase of $0.1 million or 24%. The increase in interest income was due primarily to the Company holding more cash in higher interest yielding auction rate notes in the first quarter of 2006 as compared to the first quarter of 2005. Also impacting interest income is an overall increase in interest rates in the first quarter of 2006 as compared to the first quarter of 2005.

Interest expense was $2.5 million for the quarters ended March 31, 2006 and 2005. Our debt obligation as of March 31, 2006 and 2005, relates to our $165.0 million aggregate principal amount of our 5½% subordinated convertible notes due in 2008. Interest expense related to our $165.0 million aggregate principal amount of our 5½ % subordinated convertible notes was approximately $2.3 million for both quarters ended March 31, 2006 and 2005. Included in interest expense is $0.2 million of expense related to the amortization of debt issuance costs for both the quarters ended March 31, 2006 and 2005.

Other Income

Other income in the quarter ended March 31, 2006 was zero as compared to $0.1 million in the quarter ended March 31, 2005. Other income for the quarter ended March 31, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited which resulted in the return of our original investment in Syrrx.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal, interest and capital lease obligations. We fund our cash requirements primarily through the following methods:

•                  sales of CUBICIN;

•                  payments from our strategic collaborators including license fees, sponsored research funding and research grants;

•                  equity and debt financings; and

•                  interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of March 31, 2006, we had an accumulated deficit of $489.7 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities. Our total cash, cash equivalents and investments at March 31, 2006, were $92.9 million as compared to $101.7 million at December 31, 2005. Based on our current business plan, we believe that our existing cash, cash equivalents, investments and projected cash inflows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements under our current business plan through at least the first half of 2008. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

Net cash used in operating activities was $9.7 million and $11.5 million in the quarter ended March 31, 2006 and 2005, respectively. Net cash used in operating activities in the first quarter of 2006 includes our net loss for the quarter of $5.9 million offset by non-cash charges of $5.2 million that primarily consists of $2.6 million of stock-based compensation expenses, depreciation and amortization expense of $1.8 million and $0.6 million in expense associated with our 401(k) company match that is made in the form of common stock shares. Inventory increased $1.5 million primarily due to increased purchases from our manufacturing vendors as we build a sufficient supply of CUBICIN to meet projected sales requirements. Accounts payable and accrued liabilities decreased $9.7 million primarily due to the timing of bonus and incentive compensation payouts, royalties paid to Eli Lilly related to sales of CUBICIN as well as amounts paid to our manufacturing vendors for inventory purchases. These uses of cash were offset by a $1.0 million increase in operating cash flows primarily due to the timing of prepayments made for inventory purchases as well amortization of prepaid insurance amounts.

Net cash provided by investing activities in the first quarter of 2006 was $5.2 million, compared to $11.7 million in the first quarter of 2005. Purchases of property and equipment during the first quarter of 2006 were $1.5 million compared to $0.5 million in the first quarter of 2005. Property and equipment additions in the first quarter of 2006 consisted primarily of lab equipment, expenditures related to building out additional space at 55 Hayden Avenue, as well as various IT upgrades. In the remainder of 2006, we plan to continue to invest in the build-out of the 55 Hayden Avenue space as well as invest in additional computer hardware and software and development equipment related to our fermentation pilot plant. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $2.4 million was provided by financing activities in the quarter ended March 31, 2006 as compared to $0.8 million provided by financing activities in the quarter ended March 31, 2005. Proceeds from financing activities for the three months ended March 31, 2006 primarily consisted of $2.4 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at March 31, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$165.0	$—	$—	$165.0
Interest on subordinated convertible notes	9.1	18.2	—	—	27.3
Operating leases, net of sublease income	0.8	2.1	2.5	6.7	12.1
Inventory purchase obligations	17.7	19.2	12.2	—	49.1
External collaborations	3.9	—	—	—	3.9
Total contractual cash obligations	$31.5	$204.5	$14.7	$6.7	$257.4

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

Critical Accounting Policies, Significant Judgments and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; inventories; accrued clinical research costs; investments; long-lived assets; income taxes and accounting for stock-based compensation.

Stock-based compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of SFAS 123(R). SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period of the equity award). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeiture rates.

In order to determine the fair value of share-based awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the immediate future. The expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. Estimating forfeitures also requires significant judgment.

Our expected stock-price volatility assumption is based on both current and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise pattern. We determine the expected life assumption based on the exercise behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. We estimate forfeitures based on our historical experience of share-based pre-vesting cancellations. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

For more information on our other critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes to these policies since December 31, 2005. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2005, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not continue to be widely accepted by physicians, patients, third-party payors, or the medical community in general.

We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that in the near term our ability to generate revenues will depend solely on the continued commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the potential for future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and launched in the United States in November 2003. In September 2005, we filed a sNDA with the FDA seeking priority review for approval to add the treatment of bacteremia including known or suspected endocarditis caused by S. aureus to the indication statement for CUBICIN. On March 24, 2006, we announced that we had received an Approvable Letter from the FDA related to our sNDA. Although the FDA has established an action date of May 26, 2006 for our sNDA, there can be no assurance that our sNDA will be approved on or before that date or that any approval will be on terms that we or the medical community view as favorable.

We do not have extensive experience as to the sales of this product. Accordingly, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market in its current indication. In addition, we cannot be sure that CUBICIN will be accepted at all in any additional approved indications, should we receive approval by the FDA of our sNDA or any future sNDAs. Further, CUBICIN currently competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of factors, including:

•                  demonstration of the clinical efficacy and safety of CUBICIN;

•                  the scope and likelihood of regulatory approval of any new indications for CUBICIN, including, but not limited to, an indication for bacteremia including known or suspected endocarditis caused by S. aureus pursuant to our September 2005 sNDA filing, as amended;

•                  the advantages and disadvantages of CUBICIN compared to alternative therapies;

•                  our ability to educate the medical community about the safety and efficacy of CUBICIN;

•                  the reimbursement policies of government and third-party payors; and

•                  the market price of CUBICIN and alternative therapies.

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

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we do not obtain approval to market CUBICIN for additional therapeutic uses,  obtain approval in additional countries outside of the United States, or fulfill certain post-approval requirements of the FDA relating to CUBICIN.

We intend to seek regulatory approval for additional indications. To do so, we will need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. Our revenues may not grow as expected and our business and operating results may be harmed if additional indications are not approved in the United States.

While we expect to hear from the FDA by May 26, 2006 regarding our sNDA to add the treatment of bacteremia, including known or suspected endocarditis, caused by S. aureus to the indication statement for CUBICIN, we have no guarantee that the FDA will act by this date, or that the FDA will act favorably. The FDA has substantial discretion in the approval process and may decide that our data are insufficient for approval, or they may approve our sNDA for a narrower indication than we are seeking. A failure to obtain an approval by the FDA of our sNDA or the receipt of an approval for a narrower indication than we are seeking could have a material adverse effect upon our operating results and business.

In September 2003, the FDA granted approval for CUBICIN for the treatment of cSSSI caused by certain Gram-positive microorganisms in the United States, and in January 2006, the EMEA granted final approval to Chiron for marketing CUBICIN in the EU for the treatment of cSSTI where the presence of susceptible Gram-positive bacteria is confirmed or suspected. Chiron and our other collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

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

Apart from CUBICIN, we have no other drug products that have been approved by the FDA, and our current pipeline does not include any drug candidates that will generate revenues in the near term. Unless and until we are able to develop, in-license or acquire other successful drug products, we will continue to rely solely on CUBICIN for our sales revenues. If we are unable to bring any of our current or future drug candidates to market, or to acquire any marketed drug products, our ability to create long-term shareholder value may be limited.

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization. To date, we have not obtained government approval for any drug product other than CUBICIN for the indication of cSSSI in the United States. Our collaborator, Chiron, has received approval for marketing CUBICIN in the EU for the indication of cSSTI and in Argentina for cSSSI, and our collaborator, Medison Pharma, Ltd, has received approval for marketing CUBICIN in Israel for the indication of cSSSI. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing , acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we are currently developing or that we may have or develop, which could render our technology obsolete and noncompetitive.

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd., and others, Zyvox, marketed by Pfizer, Inc., Synercid, marketed by King Pharmaceuticals, Inc., and Tygacil, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, Pfizer could receive FDA approval for Dalbavancin after it resolves the drug candidate’s approvable status with the FDA. In addition, there are other drug candidates in development, examples of which are Ceftobiprole and Telavancin, which, if approved, would compete in the IV antibiotic market. If price competition inhibits the acceptance of CUBICIN, if the reluctance of physicians to switch from existing drug products to CUBICIN inhibits the acceptance of CUBICIN, or if physicians switch to new drug products, or choose to reserve CUBICIN for use in limited circumstances, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development, drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

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

If DSM, Cardinal, Hospira, or, in particular, ACS experiences any significant difficulties in its manufacturing processes for CUBICIN API or finished product, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels.

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

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. In October 2003, we entered into an international commercialization agreement with Chiron to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Chiron’s parent corporation was acquired by Novartis. Novartis is now able to exercise control over our CUBICIN partner for Europe and Chiron’s other territories. We have also entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

Reliance on collaborative relationships poses a number of risks including the following:

•                  our collaborators may not perform their obligations as expected;

•                  the focus of, amount and timing of resources dedicated by our collaborators to their respective collaborations with us is not under our control;

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

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We added 36 sales representatives to our existing sales force in the first quarter of 2006. Therefore, our expanded U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Chiron began its launch of CUBICIN in the UK and the Netherlands in March 2006. Even if we obtain additional approvals to market CUBICIN in one or more of the countries in which we intend to commercialize CUBICIN pursuant to our collaboration agreement with Chiron or our other current or future collaborations, we cannot guarantee that we or our collaborators will be successful in marketing CUBICIN in international markets.

We have incurred substantial losses in the past and expect to incur additional losses.

Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $5.9 million for the quarter ended March 31, 2006 and $31.9 million for the year ended December 31, 2005. At March 31, 2006, we had an accumulated deficit of $489.7 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We expect to incur additional operating losses during 2006 related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline.

We may require additional funds.

Currently, we are not a self-sustaining business, and certain economic and strategic factors may require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan through at least the first half of 2008. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, actively seek to acquire, or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our shareholders or us.

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

If we are unable to discover, in-license or acquire drug candidates, we will not be able to implement our current business strategy.

Our approach to drug discovery is unproven. We have not tested in humans any drug candidates developed from our drug discovery program, and we cannot assure you that we will test in humans any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop.

Our drug product, CUBICIN, and our other current and former drug candidates are the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to acquire additional desirable drug candidates on acceptable terms, or at all.

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

If our potential drug candidates continue to progress in development or we expand the commercialization of CUBICIN, we will continue to build our organization and require significant additional investment in personnel, management systems and resources. Our ability to expand the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to manage our continued growth effectively, there could be a material adverse effect on our business.

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

Our general operations, and the research, development, manufacture, sale and marketing of our products, is subject to extensive laws and regulation, including but not limited to health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

•                  adverse regulatory decisions;

•                  unanticipated serious safety concerns related to the use of CUBICIN or any product candidates currently in clinical trials;

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

In May 2004, the staff of the SEC, advised our former Chairman and us that it was considering whether our former Chairman or we had a duty under the anti-fraud provisions of the federal securities laws to disclose information about the results of our Community Acquired Pneumonia trial, or CAP trial, prior to our January 16, 2002 press release. Prior to being notified in May 2004 that the SEC had decided to investigate the company, we had been aware that the staff of the SEC had been conducting a formal investigation captioned “In the Matter of Trading in the Securities of Cubist Pharmaceuticals, Inc.” We had understood that the investigation was regarding whether there had been any trading in shares of our common stock while certain individuals were in possession of material nonpublic information about the results of the CAP trial. We had discussions, which were completed in 2004, with the Nasdaq National Market in connection with a 2002 NASD Regulation inquiry into trading in advance of the January 16, 2002 press release. The SEC filed a civil enforcement action against the wife of our former Chairman, her brother and her brother’s neighbor on January 12, 2005. This action alleges that the wife of our former Chairman transmitted material non-public information about the results of the CAP trial to her brother and her brother transmitted this information to his neighbor prior to our press release of January 16, 2002. Neither Cubist nor our former Chairman was named as a defendant in the SEC’s action.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In future years, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the Nasdaq National Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

99.1  Amended and Restated Corporate Governance Guidelines, effective December 13, 2005

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

May 8, 2006
By:	/s/ David W.J. McGirr

David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)