Form 10-Q
period 2006-06-30
CUBIST PHARMACEUTICALS INC
filed 2006-08-09
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Nasdaq Global Select Market
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
Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 31, 2006: 54,630,076.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2006

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$214,984	$29,149
Short-term investments	56,737	68,046
Accounts receivable, net	17,814	14,701
Inventory	19,486	16,695
Prepaid expenses and other current assets	3,813	5,629
Total current assets	312,834	134,220
Property and equipment, net	47,924	46,027
Intangible assets, net	27,109	30,480
Long-term investments	—	4,553
Other assets	11,191	2,785
Total assets	$399,058	$218,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,490	$8,543
Accrued liabilities	23,442	26,595
Current portion of capital lease obligations	265	78
Total current liabilities	27,197	35,216
Long-term deferred revenue	1,250	1,250
Other long-term liabilities	1,804	—
Long-term debt	350,000	165,000
Total liabilities	380,251	201,466
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 54,547,594 and 53,883,581 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	54	54
Additional paid-in capital	513,521	500,360
Accumulated deficit	(494,768)	(483,815)
Total stockholders’ equity	18,807	16,599
Total liabilities and stockholders’ equity	$399,058	$218,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product revenues, net	$45,681	$25,642	$83,622	$46,531
Other revenues	2,113	2,613	4,227	5,406
Total revenues, net	47,794	28,255	87,849	51,937

Costs and expenses:
Cost of product revenues	11,790	7,371	21,922	14,296
Research and development	13,674	12,636	27,255	26,379
Sales and marketing	14,249	10,083	28,317	19,628
General and administrative	6,607	4,241	13,275	9,003
Total costs and expenses	46,320	34,331	90,769	69,306

Operating income (loss)	1,474	(6,076)	(2,920)	(17,369)

Other income (expense):
Interest income	2,180	795	3,119	1,555
Interest expense	(8,722)	(2,459)	(11,180)	(4,918)
Other income	(5)	(8)	28	102
Total other expense, net	(6,547)	(1,672)	(8,033)	(3,261)

Net loss	$(5,073)	$(7,748)	$(10,953)	$(20,630)

Basic and diluted net loss per common share	$(0.09)	$(0.15)	$(0.20)	$(0.39)

Basic and diluted weighted average number of common shares	54,347,892	53,292,670	54,214,340	52,404,707

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Six months ended
	June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,953)	$(20,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	4,191
Amortization of debt issuance costs	2,282	380
Amortization of premium on investments	35	174
Charge for 401k company common stock match	1,010	717
Stock-based compensation	5,251	—
Other non-cash	151	157
Changes in assets and liabilities:
Accounts receivable	(3,113)	(718)
Inventory	(937)	(4,211)
Prepaid expenses and other current assets	1,816	493
Other assets	(68)	135
Accounts payable and accrued liabilities	(7,072)	129
Other long-term liabilities	1,804	(2,833)
Total adjustments	5,159	(1,386)
Net cash used in operating activities	(5,794)	(22,016)

Cash flows from investing activities:
Purchases of property and equipment	(3,667)	(1,025)
Purchases of investments	(303,973)	(409,555)
Maturities of investments	319,800	429,511
Net cash provided by investing activities	12,160	18,931

Cash flows from financing activities:
Issuance of common stock, net	5,449	2,200
Proceeds from sale of convertible subordinated debt	350,000	—
Costs associated with sale of convertible subordinated debt	(10,925)	—
Repayments of convertible subordinated debt	(165,000)	—
Repayments of capital lease obligations	(58)	(58)
Net cash provided by financing activities	179,466	2,142

Net increase/(decrease) in cash and cash equivalents	185,832	(943)
Effect of changes in foreign exchange rates on cash balances	3	(14)
Cash and cash equivalents, beginning of period	29,149	20,572
Cash and cash equivalents, end of period	$214,984	$19,615

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common stock to Eli Lilly	$—	$20,000
Capital lease obligations incurred	$245	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2006 and 2005.

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

B.  ACCOUNTING POLICIES

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of CUBICIN, license fees and milestone payments that are derived from collaborative agreements with other biotechnology companies and distribution agreements. The Company has followed the following principles in recognizing revenue:

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $477,000 and $356,000 at June 30, 2006 and December 31, 2005, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks and wholesaler management fees are netted against accounts receivable and were $1.9 million and $1.4 million at June 30, 2006 and December 31, 2005, respectively.

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

Net Loss Per Common Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and notes payable are antidilutive for all periods presented and are therefore excluded from the calculation.  Potential common shares excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive were:

	June 30,
	2006	2005
Options to purchase shares of common stock	8,094,284	7,158,566
Notes payable convertible into shares of common stock	11,374,335	3,495,763

Comprehensive Loss

Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in the Company’s condensed consolidated statement of income commencing in the first quarter of 2006. See Note C. for additional information.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.”  SFAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle and also provides guidance on the accounting for and reporting of error corrections.  Prior to SFAS 154, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a significant impact on the Company’s results of operations.

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

Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 Equity Incentive Plan, options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. The 2000 Equity Incentive Plan includes an evergreen formula pursuant to which the maximum number of shares of Cubist common stock that shall be made available for sale under the 2000 Equity Incentive Plan shall be 1,630,000 shares as of June 13, 2002 plus an annual increase to be added on January 1st of each year, beginning on January 1, 2003 until and including January 1, 2006, equal to five percent (5%) of the total number of shares of common stock and stock equivalents issued and outstanding as of the close of business on the immediately preceding December 31st. As of January 1, 2006, options to purchase 11,535,764 shares of common stock may be granted to employees, officers or consultants under this plan. At June 30, 2006, there were 4,959,066 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, options to purchase 675,000 shares of Common Stock may be granted to members of the Board of Directors. The options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At June 30, 2006, there were 338,750 shares available for future grant under this plan.

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

Stock-Compensation Expense Prior to the Adoption of FAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the three and six months ended June 30, 2005 related to employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The pro-forma information for the three and six months ended June 30, 2005 was as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(7,748)	$(20,630)

Add: Stock-based employee compensation recorded in net loss, as reported	30	32

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,557)	(6,742)
Pro forma net loss	$(11,275)	$(27,340)

Loss per share:
Basic and diluted — as reported	$(0.15)	$(0.39)
Basic and diluted — pro forma	$(0.21)	$(0.52)

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 was as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$2,572	$5,044
Employee stock purchase plan	104	207
Total stock-based compensation	$2,676	$5,251

Effect on earnings per share:
Basic and diluted	$0.05	$0.10

Valuation Assumptions

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006.  The following weighted-average assumptions were used:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock option plans:
Expected stock price volatility	52%	75%	52%	75%
Risk free interest rate	5.0%	3.9%	4.7%	3.9%
Dividend yield	—	—	—	—
Expected life	4 years	5 years	4 years	5 years
Stock purchase plan:
Expected stock price volatility	45%	—	45%	—
Risk free interest rate	4.4%	—	4.4%	—
Dividend yield	—	—	—	—
Expected life	6 months	—	6 months	—

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

General Option Information

A summary of option activity for the six months ended June 30, 2006 and 2005 are as follows:

	June 30,
	2006		2005
		Weighted		Weighted
		Average Exercise		Average Exercise
	Number	Price	Number	Price

Outstanding at beginning of period	6,836,077	$14.14	5,850,156	$15.25
Granted	1,944,925	$22.12	1,926,264	$10.57
Exercised	(514,221)	$9.63	(264,074)	$7.13
Canceled	(172,497)	$16.79	(351,780)	$20.08
Outstanding at end of period	8,094,284	$16.29	7,160,566	$14.06

Options exercisable as of June 30,	3,799,349	$16.58	3,355,894	$17.33

Weighted average grant-date fair value of options granted during the year:		$10.39		$6.73

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $7.3 million and $1.0 million, respectively. The aggregate intrinsic value of outstanding options as of June 30, 2006 was $72.0 million.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.42—$6.34	189,803	2.4	$3.80	187,302	$3.79
$6.35—$12.68	4,181,057	7.4	10.23	2,156,717	9.91
$12.69—$19.01	710,225	7.7	14.09	356,221	13.69
$19.02 —$25.35	2,006,500	9.6	22.10	92,410	21.90
$25.36 —$31.69	348,422	3.3	29.22	348,422	29.22
$31.70 —$38.03	632,001	4.6	35.16	632,001	35.16
$50.70 —$57.04	1,526	2.5	53.08	1,526	53.08
$57.05 —$63.38	24,750	3.7	61.73	24,750	61.73
	8,094,284	7.5	$16.29	3,799,349	$16.58

The weighted average remaining contractual life of options exercisable as of June 30, 2006 was 5.9 years.  The aggregate intrinsic value of options exercisable as of June 30, 2006 was $32.7 million.

D.   DEBT

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the “2.25% Notes”). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem the 2.25% Notes at 100% of the principal amount to be redeemed plus accrued and unpaid interest commencing in June 2011 if Cubist’s common stock closing price exceeded the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million.

In 2001, Cubist completed the private placement of $165.0 million aggregate principal amount of 5.5% convertible subordinated notes (the “5.5% Notes”). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The 5.5% Notes were convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest was payable on each November 1 and May 1, beginning May 1, 2002. The 5.5% Notes had a maturity date of November 1, 2008. Cubist retained the right to redeem the 5.5% Notes prior to November 2004 if Cubist’s common stock closing price exceeded the conversion price for a period of time as defined in the 5.5% Notes agreement. The deferred financing costs associated with the sale of the 5.5% Notes were $5.3 million.  In June 2006, Cubist repaid the outstanding principal and accrued interest related to the 5.5% Notes, plus a prepayment penalty of $3.9 million that was recorded to interest expense.  The remaining unamortized balance of the debt issuance costs, totaling $1.8 million, associated with the 5.5% Notes was written off to interest expense at the time of the repayment.

E.  GUARANTEES

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

F.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2006	2005
	(in thousands)
Accrued payroll	$1,167	$551
Accrued incentive compensation	1,422	2,296
Accrued bonus	2,481	4,316
Accrued benefit costs	2,777	2,675
Accrued clinical trials	773	1,787
Accrued interest	547	1,512
Accrued manufacturing costs	966	1,722
Accrued royalty	8,695	6,208
Other accrued costs	4,614	5,528
	$23,442	$26,595

G.  INVENTORY

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

Inventories consisted of the following at:

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$9,242	$9,019
Work in process	4,972	3,146
Finished goods	5,272	4,530
	$19,486	$16,695

H.  INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30,	December 31,
	2006	2005
	(in thousands)
Patents	$2,674	$2,627
Manufacturing rights	2,500	11,590
Acquired technology rights	28,500	28,500
Intellectual property and processes and other intangibles	5,388	5,388
	39,062	48,105
Less: accumulated amortization — patents	(2,031)	(1,998)
accumulated amortization — manufacturing rights	(625)	(7,559)
accumulated amortization — acquired technology rights	(3,923)	(2,695)
accumulated amortization — intellectual property	(5,374)	(5,373)
Intangible assets, net	$27,109	$30,480

In March 2005, Cubist issued to Eli Lilly $20.0 million of its common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly.  Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly.  The $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of the transactions.  The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

In November 2005, Cubist announced that it had selected ACS Dobfar SpA, or ACS, as the single source supplier of Active Pharmaceutical Ingredient, or API, for CUBICIN. Cubist terminated its manufacturing and supply agreement for API with DSM Capua SpA, or DSM, effective May 2006.  The useful life of the DSM manufacturing rights was adjusted to coincide with the revised termination date. As Cubist will receive no future benefit from the DSM manufacturing rights, their gross asset value and related allowance for amortization were eliminated from the accounts with no resulting gain or loss. Amortization of these assets was allocated to inventory and is expensed to cost of product revenues as the related inventory lots are sold.  The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

Amortization expense was $1.6 million and $1.4 million for the three months ended June 30, 2006, and 2005, respectively. Amortization expense was $3.7 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively. The estimated aggregate amortization of intangible assets as of June 30, 2006, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2006	$1,469
2007	2,941
2008	2,941
2009	2,941
2010	2,941
2011	2,524
2012 and thereafter	11,352
$27,109

I.  SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company’s revenues are currently generated within the U.S.

Sales of CUBICIN to three wholesalers, Cardinal Health, Inc. and its subsidiaries, or Cardinal, AmerisourceBergen Drug Corporation, or AmerisourceBergen, and McKesson Corporation, or McKesson, collectively comprised 85% and 83% of total net revenues for three and six months ended June 30, 2006, respectively.  Revenue related to Cubist’s international license agreement with Chiron Healthcare Ireland, Ltd., or Chiron, a subsidiary of Novartis AG since Novartis AG’s April 2006 acquisition of Chiron, represented approximately 4% and 5% of total net revenues for the three and six months ended June 30, 2006, respectively.  Sales of CUBICIN to Cardinal, AmerisourceBergen and McKesson collectively comprised 80% and 82% of total net revenues for the three and six months ended June 30, 2005, respectively.  Revenue related to Cubist’s international license agreement described above, represented approximately 9% and 10% of total net revenues for the three and six months ended June 30, 2005, respectively.

J.  LEGAL PROCEEDINGS

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

•                  our expectations regarding the success of the launch of CUBICIN in Europe and other countries;

•                  our expectations regarding clinical trials, development time lines and regulatory authority approval for CUBICIN or other product candidates;

•                  our expectations regarding our ability to continue to manufacture sufficient quantities of CUBICIN in accordance with current Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN;

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

•                  the ability of our third party manufacturers, including our single source provider of API to manufacture sufficient quantities of CUBICIN in accordance with current Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and at an acceptable cost;

•                  our dependence upon collaborations with our partners;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. We have one marketed product, CUBICIN. Net product sales of CUBICIN were $45.7 million and $83.6 million in the three and six months ended June 30, 2006 as compared to $25.6 million and $46.5 million in the three and six months ended June 30, 2005.  Net loss was $5.1 million or $0.09 per share, and $10.9 million or $0.20 per share for the three and six months ended June 30, 2006, as compared to $7.7 million or $0.15 per share and $20.6 million or $0.39 per share for the three and six months ended June 30, 2005.

On May 25, 2006 the FDA approved CUBICIN for the additional indication of Staphylococcus aureus, or S. aureus, bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. We expanded our sales force in the first quarter of 2006 in anticipation of the FDA approval and trained our sales organization on the details of this important new label when approval was granted.

In June 2006, we issued $350.0 million aggregate principal amount of 2.25% convertible subordinated notes resulting in net proceeds to Cubist, after debt issuance costs, of $339.1 million.   From a portion of the proceeds from this offering, we repaid the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.  This repayment resulted in charges of $5.7 million related to the prepayment penalty and the write-off of debt issuance costs associated with the debt.  Our cash, cash equivalents and investments at June 30, 2006 were $271.7 million.

In January 2006, the European Medicines Agency, or EMEA, granted Chiron marketing approval for CUBICIN in the European Union, or EU, for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. CUBICIN was launched in the UK and Netherlands in late March 2006 and in Germany and Ireland in the second quarter of 2006.  In April 2006, Novartis AG acquired Chiron, and, currently, both Novartis AG and its subsidiary Chiron carry out activities under our license agreement.  For ease of reference, we will refer in this report to our partner under the license agreement as “Novartis.” In July 2006, Novartis filed an additional marketing authorization application, or MAA, with the EMEA for an expanded CUBICIN label in the EU to include S. aureus bacteremia including infective endocarditis based on our Phase 3 study. Novartis has not provided an estimated date for approval and launch of an expanded label.

We continue to sell CUBICIN in the United States in accordance with our drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users. This provides us with greater visibility into end-user ordering and reordering trends. We outsource many of our supply chain activities, including: manufacturing and supplying CUBICIN API; converting CUBICIN API into its finished, vialed and packaged formulation; managing warehousing and distribution of CUBICIN to our customers; and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, and commercialization expertise. We are currently working to identify viable candidates from our lipopeptide program with potential activity in the lung. We have reviewed the results from our Phase 2 HepeX-B™ trial with the FDA, including changes in the manufacturing process and recommendations concerning a Phase 3 trial design. The size of the safety population the FDA has told us they are looking for translates to an extremely lengthy development timeline, as there are only about 500 liver transplants due to hepatitis B each year across the U.S. and Europe.  As a result, in the third quarter of 2006, we decided to discontinue investment in the HepeX-B program and are currently investigating strategic options for this investigational drug to treat patients who have had a liver transplant secondary to hepatitis B. We continue to evaluate acute care product candidates which we might acquire to build our pipeline.

We have incurred net losses since our inception, principally as a result of research and development efforts, preclinical testing and clinical trials. As of June 30, 2006, we had an accumulated deficit of $494.8 million.

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

The following table sets forth revenues for the three months ended June 30, 2006 and 2005:

	Three months ended
	June 30,
	2006	2005	% Change
	(in millions)
Product revenues, net	$45.7	$25.6	78%
Other revenues	2.1	2.6	-19%
Total revenues	$47.8	$28.2	69%

Product Revenues, net

Net sales of CUBICIN were $45.7 million and $25.6 million for the three months ended June 30, 2006 and 2005, respectively. Gross sales of CUBICIN totaled $47.9 million and $26.8 million for the three months ended June

30, 2006 and 2005, respectively, and are offset by $2.2 million and $1.2 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue was primarily due to increased customer demand.  Also impacting net product revenues was a 6.6% price increase in October 2005 and an additional 6.5% price increase in May 2006.

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

Other Revenues

Other revenues for the three months ended June 30, 2006 were $2.1 million as compared to $2.6 million for the three months ended June 30, 2005.  Included in other revenues for the three months ended June 30, 2006 is revenue related to a payment of $2.0 million under our license agreement with Novartis.  The payment was received as a result of price approvals for CUBICIN in two European major market countries.  Included in other revenues for the three months ended June 30, 2005 is $1.4 million of revenue related to our 2003 license agreement with Novartis, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was being amortized to license fee revenues over the estimated development period of the agreement of two years, which was completed in September 2005.  Also included in other revenues for the three months ended June 30, 2005 is $1.0 million of development revenue from our license agreement with Novartis.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended June 30, 2006 and 2005:

	Three months ended
	June 30,
	2006	2005	% Change
	(in millions)
Cost of product revenue	$11.8	$7.4	60%
Research and development	13.7	12.6	8%
Sales and marketing	14.2	10.1	41%
General and administrative	6.6	4.2	56%
Total costs and expenses	$46.3	$34.3	35%

Cost of Product Revenues

Cost of product revenues were $11.8 million and $7.4 million for the three months ended June 30, 2006 and 2005, respectively.  Our gross margin for the three months ended June 30, 2006, was 74% as compared to 71% for the three months ended June 30, 2005, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly.  In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly.  These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly.  Amortization included in cost of product revenues related to these expenses was $0.6 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended June 30, 2006 was $13.7 million as compared to $12.6 million in the three months ended June 30, 2005.  The increase in research and development expenses was due primarily to i)  an increase of $2.4 million in payroll, benefits and other employee related expenses due to increased headcount and the non-cash stock-based compensation charges associated with the implementation of FAS 123R;  ii)  an increase of $0.8 million in costs associated with the development of our lipopeptide program and iii) an increase of $0.6 million in lab services. These increases were offset by a decrease of $2.0 million in clinical and non-clinical expenses due primarily to the completion of our clinical trial of CUBICIN for the treatment of bacteremia with known or suspected endocarditis caused by S. aureus and due to a reduction in liabilities of $0.6 million related to our clinical trial of HepeX-B as a therapy for the prevention of re-infection by the Hepatitis B virus in liver transplant patients.  Also impacting research and development expense is a decrease of $0.4 million in consulting charges. Additionally, $0.8 million of manufacturing development costs associated with our license agreement with Novartis were incurred in the second quarter of 2005 and were not repeated in the second quarter of 2006.

We expect to continue incurring substantial research and development expenses related to: i) Phase 2 and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; ii)  regulatory matters; and iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended June 30, 2006 was $14.2 million as compared to $10.1 million in the three months ended June 30, 2005, an increase of $4.1 million or 41%. The increase in sales and marketing expense is primarily related to $4.0 million of increased payroll, benefits, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2006 and the non-cash stock-based compensation charges associated with the implementation of FAS 123R.

General and Administrative Expense

General and administrative expense in the three months ended June 30, 2006 was $6.6 million as compared to $4.2 million in the three months ended June 30, 2005, an increase of $2.4 million or 56%. This increase is primarily due to i) an increase of $1.2 million in payroll, benefits and other employee related expenses due to headcount growth and the non-cash stock-based compensation charges associated with the implementation of FAS 123R; ii)  an increase of $0.3 million in professional services expenses and iii) an increase of $0.3 million in rent expense due to additional space we have leased at 55 Hayden Avenue in Lexington, MA.

Other Expense, net

The following table sets forth other expense, net for the three months ended June 30, 2006 and 2005:

	Three months ended
	June 30,
	2006	2005	% Change
	(in millions)
Interest income	$2.2	$0.8	174%
Interest expense	(8.7)	(2.5)	255%
Other income	—	—	-38%
Total other expense, net	$(6.5)	$(1.7)	292%

Interest income in the three months ended June 30, 2006, was $2.2 million as compared to $0.8 million in the three months ended June 30, 2005, an increase of $1.4 million or 174%. The increase in interest income is due primarily to a higher cash balance during June 2006 compared to June 2005 due to the net proceeds of $339.1 million from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006.

Interest expense was $8.7 million for the three months ended June 30, 2006 as compared to $2.5 million in the three months ended June 30, 2005.  The increase in interest expense is due to the early repayment of our $165.0 million aggregate principal amount of 5.5% Convertible Subordinated Notes which were originally due in November 2008 on June 28, 2006.  The early repayment of the $165.0 million aggregate principal amount of 5.5% Convertible Subordinated Notes resulted in charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

The following table sets forth revenues for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30,
	2006	2005	% Change
	(in millions)
Product revenues, net	$83.6	$46.5	80%
Other revenues	4.2	5.4	-22%
Total revenues	$87.8	$51.9	69%

Product Revenues, net

Net sales of CUBICIN were $83.6 million and $46.5 million for the six months ended June 30, 2006 and 2005, respectively. Gross sales of CUBICIN totaled $87.7 million and $48.5 million for the six months ended June 30, 2006 and 2005, respectively, and are offset by $4.1 million and $2.0 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue was primarily due to increased customer demand.  Also impacting net product revenues was a 6.6% price increase in October 2005 and a 6.5% price increase in May 2006.  Included in net product revenues for the six months ended June 30, 2006 is approximately $0.6 million of international sales.

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

Other Revenues

Other revenues for the six months ended June 30, 2006 were $4.2 million as compared to $5.4 million for the six months ended June 30, 2005.  Included in other revenues for the six months ended June 30, 2006 is revenue related to payments totaling $4.0 million under our license agreement with Novartis.  The payments were received as a result of regulatory and price approvals for CUBICIN.  Included in other revenues for the six months ended June 30, 2005 is $2.8 million of revenue related to our 2003 license agreement with Novartis, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was being amortized to license fee revenues over the estimated development period of the agreement of two years, which was completed in September 2005.  Also included in other revenues for the six months ended June 30, 2005 is $2.2 million of development revenue from our license agreement with Novartis.

Costs and Expenses

The following table sets forth costs and expenses for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30,
	2006	2005	% Change
	(in millions)
Cost of product revenue	$21.9	$14.3	53%
Research and development	27.3	26.4	3%
Sales and marketing	28.3	19.6	44%
General and administrative	13.3	9.0	47%
Total costs and expenses	$90.8	$69.3	31%

Cost of Product Revenues

Cost of product revenues were $21.9 million and $14.3 million in the six months ended June 30, 2006 and 2005, respectively.  Our gross margin for the six months ended June 30, 2006, was 74% as compared to 69% for the six months ended June 30, 2005, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly.  In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly.  These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly.  Amortization included in cost of product revenues related to these expenses was $1.2 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the six months ended June 30, 2006 was $27.3 million as compared to $26.4 million in the six months ended June 30, 2005, an increase of $0.9 million or 3%. The increase in research and development expenses was due primarily to i)  an increase of $4.7 million in payroll, benefits and other employee related expenses due to increased headcount and the non-cash stock-based compensation charges associated with the implementation of FAS 123R;  ii) an increase of $1.0 million in costs associated with the development of our lipopeptide program;  iii) an increase of $0.6 million in lab services expenses and iv) an increase of $0.4 million in lab supplies and equipment. This increase was offset by a decrease of $4.2 million in clinical and non-clinical expenses due primarily to the completion of our clinical trial of CUBICIN in the treatment of bacteremia with known or suspected endocarditis caused by S. aureus and due to a reduction in liabilities of $0.6 million related to our clinical trial of HepeX-B as a therapy for the prevention of re-infection by the Hepatitis B virus in liver transplant patients.  Additionally, $1.6 million of manufacturing development costs associated with our license agreement with Novartis were incurred in the six months ended June 30, 2005 and were not repeated in the six months ended June 30, 2006.

We expect to continue incurring substantial research and development expenses related to: i) Phase 2 and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; iii) regulatory matters; and iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the six months ended June 30, 2006 was $28.3 million as compared to $19.6 million in the six months ended June 30, 2005, an increase of $8.7 million or 44%. The increase in sales and marketing expense is primarily related to $7.3 million of increased payroll, benefits, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2006 and the non-cash stock-based compensation charges associated with the implementation of FAS 123R. Also included in sales and marketing expense is an increase of $1.4 million in marketing expenses for CUBICIN.

General and Administrative Expense

General and administrative expense in the six months ended June 30, 2006 was $13.3 million as compared to $9.0 million in the six months ended June 30, 2005, an increase of $4.3 million or 47%. This increase is primarily due to i) an increase of $2.8 million in payroll, benefits and other employee related expenses due to headcount growth and the non-cash stock-based compensation charges associated with the implementation of FAS 123R;  ii) an increase of $0.4 million in rent expense due to additional space we have leased at 55 Hayden Avenue in Lexington, MA and iii) an increase of $0.4 million in professional services expenses.

Other Expense, net

The following table sets forth other expense, net for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30,
	2006	2005	% Change
	(in millions)
Interest income	$3.1	$1.6	101%
Interest expense	(11.1)	(4.9)	127%
Other income	—	0.1	-73%
Total other expense, net	$(8.0)	$(3.2)	146%

Interest income in the six months ended June 30, 2006, was $3.1 million as compared to $1.6 million in the six months ended June 30, 2005, an increase of $1.5 million or 101%. The increase in interest income is due primarily to a higher cash balance in June 2006 compared to June 2005 due to the net proceeds of $339.1 million from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006.

Interest expense was $11.1 million for the six months ended June 30, 2006 as compared to $4.9 million for the six months ended June 30, 2005.  The increase in interest expense is due to the early repayment of our $165.0 million aggregate principal amount of 5.5% Convertible Subordinated Notes due in November 2008 on June 28, 2006.  The early repayment of the $165.0 million aggregate principal amount of 5.5% Convertible Subordinated Notes resulted in charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

Other Income

Other income in the six months ended June 30, 2006 was zero as compared to $0.1 million in the six months ended June 30, 2005.  Other income for the six months ended June 30, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited which resulted in the return of our original investment in Syrrx.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

We have incurred net losses since our inception, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of June 30, 2006, we had an accumulated deficit of $494.8 million.  We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities.  Our total cash, cash equivalents and investments at June 30, 2006, were $271.7 million as compared to $101.7 million at December 31, 2005. Based on our current business plan, we believe that our existing cash, cash equivalents, investments and projected cash inflows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements under our current business plan for the foreseeable future.  Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities.  However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

Net cash used in operating activities was $5.8 million and $22.0 million in the six months ended June 30, 2006 and 2005, respectively. Net cash used in operating activities in the six months ended June 30, 2006 includes our net loss of $10.9 million offset by non-cash charges of $12.7 million that primarily consists of $5.2 million of stock-based compensation expenses, depreciation and amortization expense of $4.0 million, amortization of debt issuance costs of $2.3 million and $1.0 million in expense associated with our 401(k) company match that is made in the form of common stock shares.  Accounts receivable increased $3.1 million due to increased sales of CUBICIN.  Inventory increased $0.9 million primarily due to increased purchases from our manufacturing vendors as we build a sufficient supply of CUBICIN to meet projected sales requirements. Accounts payable and accrued liabilities decreased $7.1 million primarily due to the timing of bonus and incentive compensation payouts, royalties paid to Eli Lilly related to sales of CUBICIN as well as amounts paid to our manufacturing vendors for inventory purchases.  These uses of cash were offset by a $1.8 million increase in operating cash flows primarily due to the timing of prepayments made for inventory purchases as well amortization of prepaid insurance amounts.

Net cash provided by investing activities in the six months ended June 30, 2006 was $12.2 million, compared to $18.9 million in the six months ended June 30, 2005. Purchases of property and equipment during the six months ended June 30, 2006 were $3.7 million compared to $1.0 million during the six months ended June 20, 2005. Property and equipment additions in the six months ended June 30, 2006 consisted primarily of lab equipment, expenditures related to building out additional leased space at 55 Hayden Avenue, as well as various IT upgrades. In the remainder of 2006, we plan to invest in additional computer hardware and software and development equipment related to our fermentation pilot plant.  Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $179.5 million was provided by financing activities in the six months ended June 30, 2006 as compared to $2.1 million provided by financing activities in the six months ended June 30, 2005.  Proceeds from financing activities for the six months ended June 30, 2006 primarily consisted of net proceeds of $339.1 million from our public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes as well as $5.4 million from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.  These proceeds were offset by the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes with an original maturity date of November 2008.

In June 2006, we completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (less financing costs of $10.9 million). The notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share. Interest is payable on each June 15 and December 15, beginning December 15, 2006.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at June 30, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$350.0	$350.0
Interest on subordinated convertible notes	7.9	15.8	15.8	15.8	55.3
Operating leases, net of sublease income	1.1	2.5	2.8	7.3	13.7
Inventory purchase obligations	20.9	19.4	18.5	12.1	70.9
External collaborations	8.7	—	—	—	8.7
Total contractual cash obligations	$38.6	$37.7	$37.1	$385.2	$498.6

The subordinated convertible notes consist of $350.0 million aggregate principal amount of our 2.25% convertible subordinated notes, due June 2013. These notes require semi-annual interest payments through maturity.

Our operating leases consist of approximately 53,000 square feet of office and data center space at 45/55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not continue to be widely accepted for the treatment of cSSSI and may not be widely accepted for treatment of the new indication S. aureus bacteremia, including right-sided endocarditis, or accepted at all for any other new indications by physicians, patients, third-party payors, or the medical community in general.

We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that in the near term our ability to generate revenues will depend solely on the continued commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the potential for future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and launched in the United States in November 2003. In September 2005, we filed a supplemental New Drug Application, or sNDA, with the FDA seeking priority review for approval to add the treatment of bacteremia including known or suspected endocarditis caused by S. aureus to the indication statement for CUBICIN. On May 25, 2006, the FDA approved CUBICIN for the additional indication of S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

We do not have extensive experience as to the sales of this product. Accordingly, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI. In addition, we cannot be sure that CUBICIN will be widely accepted for the treatment of S. aureus bacteremia, including those with right-sided infective endocarditis or at all for any additional approved indications, should we receive approval by the FDA of any future sNDAs. Further, CUBICIN currently competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including:

•                  demonstration of the clinical efficacy and safety of CUBICIN;

•                  the scope and likelihood of regulatory approval of any additional new indications for CUBICIN;

•                  the advantages and disadvantages of CUBICIN compared to alternative therapies;

•                  our ability to educate the medical community about the safety and efficacy of CUBICIN;

•                  the reimbursement policies of government and third-party payors;

•                  the market price of CUBICIN and alternative therapies; and

•                  the ability of target organisms to develop high level resistance to CUBICIN.

We cannot be sure that physicians, patients, third-party payors, or the medical community in general will continue to accept and utilize CUBICIN. Even if the medical community accepts that CUBICIN is safe and efficacious for its approved indications and any future approved indications, physicians may choose to restrict the use of CUBICIN due to antibiotic resistance concerns and both physicians and pharmacy departments may choose other antibiotics on the basis of cost.

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we do not obtain approval to market CUBICIN for additional therapeutic uses, obtain approval in additional countries outside of the United States, or fulfill certain post-approval requirements of the FDA relating to CUBICIN.

We may seek regulatory approval for additional indications. To do so, we would need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. Our revenues may not grow as expected and our business and operating results may be harmed if additional indications for CUBICIN are not approved in the United States.

In January 2006, the EMEA granted final approval to our licensee, Chiron, for marketing CUBICIN in the European Union for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected.  In April 2006, Novartis AG acquired Chiron.  In July 2006, Novartis filed an additional MAA with the EMEA for an expanded label in the EU to include S. aureus bacteremia including infective endocarditis.  We cannot be sure that the EMEA will approve this application or do so on a timely basis.  Novartis and our other collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In addition, the FDA approval to market CUBICIN in the United States for the treatment of cSSSI requires that we conduct a Phase 4 clinical trial to assess the safety, efficacy and pharmacokinetics of CUBICIN in renal impairment patients with cSSSI who also have various degrees of renal impairment, including those that require dialysis. Clinical sites began screening for eligible subjects for our Phase 4 renal impairment study in February 2005. Enrollment of eligible subjects in this study has been difficult and slower than expected. It is possible that the FDA may require modifications to this study to address the issue of slower than expected enrollment of eligible subjects. In connection with the recent FDA approval to market CUBICIN in the United States for S. aureus bacteremia, including those with right-sided infective endocarditis, we will be required to design and complete a Phase 4 clinical trial evaluating the potential impact of CUBICIN in combination therapy in the treatment of S. aureus infective endocarditis. We anticipate that we will submit our protocol for this trial by November 2006. Our business would be seriously harmed if we do not complete these Phase 4 studies and the FDA, as a result, requires us to change the marketing label for CUBICIN in respect to combination therapy or patients with renal impairment.

In addition, adverse medical events that occur during the Phase 4 clinical trials or during commercial marketing could result in the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline.

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

We have decided not to make any further investment in HepeX-B, the only drug candidate that we had in clinical development, while we evaluate our strategic options for this drug candidate.  There is a significant risk that HepeX-B will never be approved for commercialization. Even if we are able to commercialize HepeX-B, either directly or indirectly, the anticipated market potential for HepeX-B is much smaller than that for CUBICIN. While we are researching other drug candidates for potential clinical development, including a second generation lipopeptide, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a drug product. We also seek out opportunities to partner with other companies to acquire rights to other drug candidates or drug products, but there is no guarantee that we will be successful in these efforts. In fact, the market to acquire rights to promising drug candidates and drug products is highly competitive, and we are often competing for such rights against companies with significantly more resources and experience.

We will need to obtain regulatory approvals for our other drug candidates, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts will be limited by any failure to obtain these approvals.

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-

clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization. To date, we have not obtained government approval for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis, in the United States. Our collaborator, Novartis, has received approval for marketing CUBICIN in the European Union for the indication of cSSTI and in Argentina for cSSSI, and our collaborator, Medison Pharma, Ltd., has received approval for marketing CUBICIN in Israel for the indication of cSSSI. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, such authorities, including the FDA, may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. We have limited experience conducting clinical trials. The majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could cause them to be repeated or extended, or a program to be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements.

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

Our clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the committees responsible for clinical studies at the sites at which the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of our clinical trials. Feedback from regulatory authorities or results from earlier stage clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of drug development. These types of delays or suspensions can result in increased development costs and delayed regulatory approvals. Our ability to secure clinical trial insurance at a reasonable cost could also cause delays.

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

•                  inability to enroll study subjects;

•                  our inability to reach agreement with the FDA on a trial design that we are able to execute; or

•                  the FDA placing a trial on “clinical hold” or temporarily or permanently stopping a trial for a variety of reasons, principally for safety concerns.

We recently met with the FDA to review the HepeX-B Phase 2 data and discuss a potential Phase 3 clinical trial design. As a result of the discussions of this meeting, we have decided that we would not continue to make further investments in the clinical development of HepeX-B.

If clinical trials for our drug candidates are unsuccessful,  delayed, or cancelled, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

We face significant competition from other biotechnology and pharmaceutical companies, particularly with respect to CUBICIN, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we are currently developing or that we may have or develop, which could render our technology obsolete and noncompetitive.

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd., and others, Zyvox, marketed by Pfizer, Inc., Synercid, marketed by King Pharmaceuticals, Inc., and Tygacil, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, Pfizer could receive FDA approval for Dalbavancin after it resolves the drug candidate’s approvable status with the FDA. In addition, there are other drug candidates in development, examples of which are Ceftobiprole and Telavancin, which, if approved, would compete in the IV antibiotic market. If price competition inhibits the acceptance of CUBICIN, if the reluctance of physicians to switch from existing drug products to CUBICIN inhibits the acceptance of CUBICIN, or if physicians switch to new drug products, or choose to reserve CUBICIN for use in limited circumstances, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States and the European Union. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

We are completely dependent on third parties to manufacture CUBICIN, and our commercialization of CUBICIN could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of CUBICIN or fail to do so at acceptable prices.

We do not have the capability to manufacture our own CUBICIN active pharmaceutical ingredient, or API. We have entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, to manufacture and supply us with CUBICIN API for commercial purposes. ACS is our sole provider of our commercial supply of CUBICIN API. Pursuant to our agreement with ACS, ACS currently stores some CUBICIN API at its facilities in Italy.

In addition, we do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira Worldwide, Inc., or Hospira, and Cardinal Health PTS, LLC, or Cardinal, to manufacture and supply to us finished product. We began to sell product finished by Cardinal in the third quarter of 2005.

If Cardinal, Hospira, or, in particular, ACS, experiences any significant difficulties in its manufacturing processes for CUBICIN API or finished product, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels.

Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the United States for finishing, packaging and labeling.  While in transit, our API could be lost or damaged.  We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability in Italy. In any such event, the supply of CUBICIN API stored at ACS could also be impacted. We are also subject to financial risk from rising fuel costs due to shipping CUBICIN API to the United States, as well as shipping of finished product within the United States and to our international distribution partners for packaging, labeling and distribution.

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

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license agreement with Chiron to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis AG acquired Chiron.  We have also entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

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

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive; and

•                  some of our collaborators might develop independently, or with others, drug products that could compete with ours.

Collaborative arrangements with third parties are a critical part of our business strategy, and any inability on our part to be able to establish collaborations on terms favorable to us or to work successfully with our collaborators will have an adverse effect on our operations and financial performance.

We depend on third parties in the conduct of our clinical trials for CUBICIN and expect to do so with respect to other drug candidates, and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

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

If we are unable to maintain satisfactory sales and marketing capabilities, we may not succeed in commercializing CUBICIN.

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We added 36 sales representatives to our existing sales force in the first quarter of 2006. Therefore, our expanded U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Novartis began its launch of CUBICIN in the United Kingdom, the Netherlands, Ireland and Germany in 2006. Even if we obtain additional approvals to market CUBICIN in one or more of the countries in which we intend to commercialize CUBICIN pursuant to our license agreement with Novartis or our other current or future collaborations, we cannot guarantee that we or our collaborators will be successful in marketing CUBICIN in international markets.

We have incurred substantial losses in the past and expect to incur additional losses.

Since we began operations, we have incurred substantial net losses in every fiscal period. We incurred a net loss of $10.9 million for the six months ended June 30, 2006 and $31.9 million for the year ended December 31, 2005. At June 30, 2006, we had an accumulated deficit of $494.8 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We may incur additional operating losses during 2006 related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot make specific predictions about our profitability, and if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may decline.

We may require additional funds.

Currently, we are not a self-sustaining business, and certain economic and strategic factors may require us to seek additional funds. We believe that the net proceeds from our recent convertible debt offering, our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, actively seek to acquire or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our shareholders or us.

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

Our annual debt service obligations on our $350.0 million 2.25% subordinated convertible notes due in June 2013 are approximately $7.9 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, if needed, we will not be able to execute our current business plan successfully.

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

The degree of future protection for our proprietary rights is uncertain. We cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned by us or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us. Third parties may seek to market generic versions of our products by filing Abbreviated New Drug Applications (“ANDAs”) with the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed.  In such circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide sufficient protection against competing products or processes.

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

Our trademarks, CUBICIN and Cubist in the aggregate are considered to be material to our business. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. We cannot assure you that the trademark protection that we have pursued or will pursue in the future will afford us significant commercial protection.

Third-party patent and intellectual property rights may interfere with our ability to commercialize drug products and research technologies.

Because the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions, there can be no assurance that the patents owned and licensed by us, or any future patents, will ensure that others will not be issued patents that may prevent the sale of our drug products or require licensing and the payment of significant fees or royalties. Moreover, to the extent that any of our drug products or methods infringe the patents of a third party, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed in those patents, we will be adversely affected. Patent disputes are frequent and can preclude the commercialization of products. If our drug candidates, drug products, or processes are found to infringe the patents of others or are found to impermissibly utilize the intellectual property of others, our development, manufacture and sale of any such infringing drug candidates or drug products could be severely restricted or prohibited. We may be unable to avoid infringement of a third-party patent and may have to obtain a license, defend an infringement action, or challenge the validity of a patent in a court of law or agency of competent jurisdiction. A license may be unavailable on terms and conditions acceptable to us, if at all. Intellectual property litigation can be expensive and time-consuming, and we may be unable to prevail in any such litigation or devote sufficient resources to pursue such litigation. If we do not obtain an appropriate license, if we are found liable for patent infringement or trade secret misappropriation, or if we are not able to have such patents declared invalid and/or unenforceable, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, and/or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

If we are unable to discover, in-license or acquire drug candidates, we will not be able to implement our current business strategy.

Our approach to drug discovery is unproven. We have not reached the stage of clinical testing in humans of any drug candidates developed from our drug discovery program, and we cannot assure you that we will reach this stage for any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop.

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

If we are unable to develop successfully our drug candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them. For example in February 2004, we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH, and in April 2004, we discontinued, as a result of data from human clinical research studies, development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah, and we recently announced that we have decided not to make any further investment in the development of HepeX-B while we evaluate our strategic options for this drug candidate. Failure to develop new drug candidates successfully would have a material adverse effect on our business, operating results and financial condition.

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

•                  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Historically, we have been highly dependent on our management and scientific and medical personnel. In order to induce valuable employees to remain at Cubist, we have provided options that vest over time. The value to employees of options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to a limited number of key employees. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

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

Regulatory approvals can be conditioned on certain factors that may delay the marketing of drug products and increase the cost of developing, manufacturing, or marketing drug products. Our company, our drug products and the manufacturing facilities for our drug products are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including good manufacturing practices, or GMP, regulations, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product, further regulatory approval will be required. Failure to comply with manufacturing and other post-approval regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

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

•                  If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; or

•                  If third parties initiate litigation claiming that our brand names infringe their trademarks, we and our collaborators will need to defend against such proceedings.; or

•                  If third parties file ANDAs with the FDA seeking to market generic versions of our products prior to expiration of relevant patents owned or licensed by us, we may need to defend our patents, including by filing lawsuits alleging patent infringement.

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

Acceptable levels of reimbursement for costs of developing and manufacturing drug products and treatments related to those drug products by government authorities, private health insurers, and other organizations, such as HMOs, can have an affect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drug products and drug candidates. In both the United States and in foreign jurisdictions, legislative and regulatory actions can affect health care systems and reimbursement for our products.

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and its implementing regulations, altered the manner in which Medicare sets payment levels for many prescription drugs, including CUBICIN. Under this legislation beginning in 2005, Medicare reimbursement for CUBICIN was based on average sales price or the ASP rather than average wholesale price in both the physician office and hospital outpatient settings. This resulted in lower payment rates in 2005 as compared to 2004. Moreover, under this payment methodology the payment rate for CUBICIN is set on a quarterly basis based upon the ASP for  previous quarters, and  significant negative  fluctuations in such reimbursement rate could negatively affect sales of CUBICIN. In addition, further changes to this methodology are possible. There have been a number of legislative and regulatory actions affecting health care systems. The current uncertainty and the potential for adoption of additional changes could affect the timing and amount of our product revenue, our ability to raise capital, obtain additional collaborators and market our products. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborators to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

Another potentially relevant aspect of this legislation is the establishment of an expanded, voluntary Medicare prescription drug benefit effective January 1, 2006, commonly known as Medicare Part D. Although this expanded benefit includes products that typically are dispensed by pharmacies and that were not previously covered by Medicare, CUBICIN is currently covered under this benefit by some of the private insurance companies that contract with Medicare to offer Part D plans. These companies have considerable discretion as to the drugs provided through such offerings. Although we do not expect many Medicare beneficiaries to obtain CUBICIN through Medicare Part D (and the preexisting Medicare coverage of CUBICIN will continue unchanged), products that are competitive with CUBICIN but were not previously covered by Medicare may now be covered by Medicare through Part D. If such new coverage causes physicians to prescribe products competitive with CUBICIN instead of CUBICIN, our product sales could suffer. Because Part D has been implemented just recently and due to the significant variations in drugs offered by plans and beneficiary cost sharing obligations among the plans, we cannot predict whether the establishment of Medicare Part D will have any impact on sales of CUBICIN.

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

Our corporate compliance program cannot ensure that we are in compliance with all applicable “fraud and abuse” laws and regulations and other applicable laws and regulations in the jurisdictions in which we sell CUBICIN, and a failure to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

Our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The trading price of our common stock has been, and is likely to continue to be volatile. Because the convertible notes from our recent convertible debt offering are convertible into our common stock, volatility of our common stock price could have a similar effect on the trading price of the convertible notes. Holders who have received our common stock upon conversion of their convertible notes will also be subject to this risk of volatility. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

In addition, the stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

As previously reported in our filings with the SEC, an adverse outcome of the SEC’s investigation into trading in our common stock around the time we disclosed information about the results of our Community Acquired Pneumonia trial could cause our stock price to decline.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In future years our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Select Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 8, 2006, our stockholders voted on the following three items, as follows:

1.               The stockholders re-elected Kenneth M. Bate and David W. Martin, Jr. to the Board to serve as Class I directors, each to serve until 2009 and until their respective successors have been duly elected and qualified.  The following votes were tabulated with respect to the election:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
Kenneth M. Bate, MBA	48,133,636	1,396,287
David W. Martin, Jr., MD	48,144,031	1,385,892

Following the annual meeting, each of Michael W. Bonney, Walter R. Maupay, Martin Rosenberg, J. Matthew Singleton and Michael B. Wood continued as directors of Cubist.

2.               The stockholders ratified the selection of PricewaterhouseCoopers, LLP as our independent auditor for the fiscal year ending December 31, 2006 by the following votes:

For	Against	Abstain	No-Vote
47,833,214	1,682,846	13,863	0

3.        The stockholders approved an amendment to our Director’s Plan and to rename it as the Amended and Restated 2002 Directors’ Equity Incentive Plan by the following votes:

For	Against	Abstain	No-Vote
34,611,623	7,426,879	44,336	7,447,085

ITEM 5. OTHER INFORMATION

In June 2006, Cubist and Hospira Worldwide, Inc. (formerly known as Abbott Laboratories), or Hospira, entered into a First Amendment to our April 3, 2000 Development and Supply Agreement (the “DSA”) with Hospira under which Hospira supplies Cubist with finished vials of CUBICIN. The First Amendment establishes new prices and minimum annual quantity requirements under the DSA and extends the term of the DSA.

ITEM 6. EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

4.1  Indenture entered into as of June 6, 2006 by and between The Bank of New York Trust Company, N.A. and Cubist (incorporated by reference from Exhibit 4.1 of Cubist’s Current Report on Form 8-K filed on June 9, 2006) (File no. 000-21379).

†10.1  First Amendment to Development and Supply Agreement entered into as of April 3, 2000 by and between Hospira Worldwide, Inc. (f/k/a Abbot Laboratories) and Cubist, dated as of June 1, 2006, by and between Hospira and Cubist.

††10.2   Development and Supply Agreement, dated April 3, 2000, by and between Abbott Laboratories (currently known as Hospira Worldwide, Inc.) and Cubist.

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                     Confidential Treatment requested

††               Confidential Treatment granted and extension requested.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

August 9, 2006
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)