Form 10-Q
period 2006-09-30
CUBIST PHARMACEUTICALS INC
filed 2006-11-03
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 30, 2006: 54,782,847.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended September 30, 2006

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005
Notes to the Condensed Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II. Other Information

1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits
Signatures

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,728	$29,149
Short-term investments	258,264	68,046
Accounts receivable, net	18,696	14,701
Inventory, net	19,734	16,695
Prepaid expenses and other current assets	4,634	5,629
Total current assets	325,056	134,220
Property and equipment, net	49,062	46,027
Intangible assets, net	26,374	30,480
Long-term investments	—	4,553
Other assets	10,712	2,785
Total assets	$411,204	$218,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,953	$8,543
Accrued liabilities	24,654	26,595
Current portion of capital lease obligations	245	78
Total current liabilities	28,852	35,216
Long-term deferred revenue	1,250	1,250
Other long-term liabilities	1,782	—
Long-term debt	350,000	165,000
Total liabilities	381,884	201,466
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 54,727,243 and 53,883,581 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	55	54
Additional paid-in capital	518,849	500,360
Accumulated deficit	(489,584)	(483,815)
Total stockholders’ equity	29,320	16,599
Total liabilities and stockholders’ equity	$411,204	$218,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product revenues, net	$50,318	$30,337	$133,940	$76,868
Other revenues	101	1,505	4,328	6,911
Total revenues, net	50,419	31,842	138,268	83,779

Costs and expenses:
Cost of product revenues	12,742	8,074	34,664	22,370
Research and development	14,522	11,800	41,777	38,179
Sales and marketing	12,908	9,765	41,225	29,393
General and administrative	6,308	5,098	19,583	14,101
Total costs and expenses	46,480	34,737	137,249	104,043

Operating income (loss)	3,939	(2,895)	1,019	(20,264)

Other income (expense):
Interest income	3,616	831	6,735	2,386
Interest expense	(2,359)	(2,459)	(13,539)	(7,377)
Other income	(12)	19	16	121
Total other income (expense), net	1,245	(1,609)	(6,788)	(4,870)

Net income (loss)	$5,184	$(4,504)	$(5,769)	$(25,134)

Basic and diluted net income (loss) per common share	$0.09	$(0.08)	$(0.11)	$(0.48)

Shares used in calculating:
Basic net income (loss) per share	54,654,037	53,604,131	54,362,517	52,808,908
Diluted net income (loss) per share	57,137,401	53,604,131	54,362,517	52,808,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,769)	$(25,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,993	6,648
Amortization of debt issuance costs	2,673	570
Amortization of premium on investments	(126)	225
Charge for 401k company common stock match	1,436	1,050
Stock-based compensation	8,034	—
Other non-cash	173	234
Changes in assets and liabilities:
Accounts receivable	(3,995)	(1,296)
Inventory	(1,631)	(7,384)
Prepaid expenses and other current assets	995	(928)
Other assets	278	147
Accounts payable and accrued liabilities	(5,401)	2,065
Other long-term liabilities	1,782	(3,700)
Total adjustments	10,211	(2,369)
Net cash provided by (used in) operating activities	4,442	(27,503)

Cash flows from investing activities:
Purchases of property and equipment	(5,852)	(1,389)
Purchases of investments	(952,163)	(524,312)
Maturities of investments	766,624	575,811
Net cash provided by (used in) investing activities	(191,391)	50,110

Cash flows from financing activities:
Issuance of common stock, net	7,529	4,774
Proceeds from sale of convertible subordinated debt	350,000	—
Costs associated with sale of convertible subordinated debt	(10,925)	—
Repayments of convertible subordinated debt	(165,000)	—
Repayments of capital lease obligations	(78)	(88)
Net cash provided by financing activities	181,526	4,686

Net increase/(decrease) in cash and cash equivalents	(5,423)	27,293
Effect of changes in foreign exchange rates on cash balances	2	(15)
Cash and cash equivalents, beginning of period	29,149	20,572
Cash and cash equivalents, end of period	$23,728	$47,850

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common stock to Eli Lilly	$—	$20,000
Capital lease obligations incurred	$245	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2006 and 2005.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $554,000 and $356,000 at September 30, 2006 and December 31, 2005, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks and wholesaler management fees are netted against accounts receivable and were $2.3 million and $1.4 million at September 30, 2006 and December 31, 2005, respectively.

Product Revenues from International Distribution Partners

Under agreements with international distribution partners, Cubist sells its product to international distribution partners based upon a transfer price arrangement.  The transfer price is generally established annually.  Once Cubist’s distribution partner sells the product to a third party, Cubist is owed an additional payment based on a percentage of the net selling price to the third party, less the transfer price previously paid on such product.  Under no circumstances would the subsequent royalty adjustment result in a refund to the distributor.  Cubist recognizes revenue related to product shipped to international distribution partners when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the distribution partner, the price is fixed or determinable, collection from the distribution partner is reasonably assured and the Company has no further performance obligations.

License Revenues

Non-refundable license fees are recognized depending on the provisions of each agreement. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered.

Research services

Revenues from Small Business Innovation Research, or SBIR, grants to conduct research and development are recognized as the eligible costs are incurred up to the granted funding limit.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income (loss) per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss) basic and diluted	$5,184	$(4,504)	$(5,769)	$(25,134)

Shares used in calculating basic net income (loss) per share	54,654,037	53,604,131	54,362,517	52,808,908

Effect of dilutive securities:
Stock options	2,483,364	—	—	—

Shares used in calculating diluted net income (loss) per share	57,137,401	53,604,131	54,362,517	52,808,908

Net income (loss) per share basic and diluted	$0.09	$(0.08)	$(0.11)	$(0.48)

The following amounts were not included in the calculation of net income (loss) per share because their effects were antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Options to purchase shares of common stock	1,491,507	6,921,819	7,947,976	6,921,819
Notes payable convertible into shares of common stock	11,374,335	3,495,763	11,374,335	3,495,763

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of only net income (loss), as there was no other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in the Company’s condensed consolidated statement of operations commencing in the first quarter of 2006. See Note C. for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for calendar year companies on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The implementation of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” or SAB 99, should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 Equity Incentive Plan, options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. The 2000 Equity Incentive Plan includes an evergreen formula pursuant to which the maximum number of shares of Cubist common stock that were to be made available for sale under the 2000 Equity Incentive Plan would be 1,630,000 shares as of June 13, 2002 plus an annual increase to be added on January 1st of each year, beginning on January 1, 2003 until and including January 1, 2006, equal to five percent (5%) of the total number of shares of common stock and stock equivalents issued and outstanding as of the close of business on the immediately preceding December 31st. As of January 1, 2006, options to purchase 11,535,764 shares of common stock may be granted to employees, officers or consultants under this plan. At September 30, 2006, there were 4,992,191 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, options to purchase 675,000 shares of common stock may be granted to members of the Board of Directors. The options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At September 30, 2006, there were 318,750 shares available for future grant under this plan.

Summary of Employee Stock Purchase Plan

Qualifying employees are eligible to participate in Cubist’s Amended and Restated 1997 Employee Stock Purchase Plan. Under this plan, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 500,000 shares of common stock to eligible employees.  At September 30, 2006, there were 168,042 shares available for future issuances under this plan.

Stock-Compensation Expense Prior to the Adoption of FAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  The pro-forma information for the three and nine months ended September 30, 2005 was as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(4,504)	$(25,134)

Add: Stock-based employee compensation recorded in net loss, as reported	45	77

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,810)	(11,125)
Pro forma net loss	$(8,269)	$(36,182)

Loss per share:
Basic and diluted — as reported	$(0.08)	$(0.48)
Basic and diluted — pro forma	$(0.15)	$(0.69)

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 was as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(in thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$2,680	$7,723
Employee stock purchase plan	103	311
Total stock-based compensation	$2,783	$8,034

Effect on earnings per share:
Basic and diluted	$0.05	$0.15

Valuation Assumptions

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006.  The following weighted-average assumptions were used:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock option plans:
Expected stock price volatility	52%	55%	52%	73%
Risk free interest rate	4.8%	3.8%	4.7%	3.9%
Dividend yield	—	—	—	—
Expected life	4.3 years	4.0 years	4.3years	4.9 years
Stock purchase plan:
Expected stock price volatility	30%	—	30%	—
Risk free interest rate	5.1%	—	5.1%	—
Dividend yield	—	—	—	—
Expected life	6 months	—	6 months	—

Cubist’s expected stock-price volatility assumption is based on both current and historical volatilities of the Company’s stock which is obtained from public data sources. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources.  Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the immediate future. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  Cubist determines the expected life assumption based on the exercise behavior and post vesting cancellations that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns.  The Company estimates forfeitures based on its historical experience of share-based pre-vesting cancellations.  The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

General Option Information

A summary of option activity for the nine months ended September 30, 2006 and 2005 is as follows:

	September 30,
	2006		2005
		Weighted		Weighted
		Average Exercise		Average Exercise
	Number	Price	Number	Price

Outstanding at beginning of period	6,836,077	$14.14	5,850,156	$15.25
Granted	2,045,425	$22.18	2,138,514	$11.08
Exercised	(642,074)	$9.97	(522,141)	$7.81
Canceled	(291,452)	$17.18	(544,078)	$22.51
Outstanding at end of period	7,947,976	$16.44	6,922,451	$13.95

Options exercisable as of September 30,	4,080,622	$16.45	3,361,122	$16.75

Weighted average grant-date fair value of options granted during the year:		$10.42		$6.78

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $8.8 million and $3.3 million, respectively. The aggregate intrinsic value of outstanding options as of September 30, 2006 was $42.2 million.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.42—$6.34	189,403	2.1	$3.80	188,152	$3.79
$6.35—$12.68	4,058,482	6.9	10.23	2,327,450	9.94
$12.69—$19.01	639,417	7.0	13.99	355,677	13.75
$19.02 —$25.35	2,060,217	9.3	22.15	207,886	21.99
$25.36 —$31.69	345,005	3.0	29.23	345,005	29.23
$31.70 —$38.03	629,426	4.3	35.16	629,426	35.16
$50.70 —$57.04	1,526	2.2	53.08	1,526	53.08
$57.05 —$63.38	24,500	3.5	61.71	24,500	61.71
	7,947,976	7.0	$16.44	4,079,622	$16.45

The weighted average remaining contractual life of options exercisable as of September 30, 2006 is 5.6 years.  The aggregate intrinsic value of options exercisable as of September 30, 2006 was $21.6 million.

D.   DEBT

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the “2.25% Notes”). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem the 2.25% Notes at 100% of the principal amount to be redeemed plus accrued and unpaid interest commencing in June 2011 if Cubist’s common stock closing price has exceeded the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million.

In 2001, Cubist completed the private placement of $165.0 million aggregate principal amount of 5.5% convertible subordinated notes (the “5.5% Notes”). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The 5.5% Notes were convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest was payable on each November 1 and May 1, beginning May 1, 2002. The 5.5% Notes had a maturity date of November 1, 2008. Cubist retained the right to redeem the 5.5% Notes prior to November 2004 if Cubist’s common stock closing price exceeded the conversion price for a period of time as defined in the 5.5% Notes agreement. The deferred financing costs associated with the sale of the 5.5% Notes were $5.3 million.  In June 2006, Cubist repaid the outstanding principal and accrued interest on the 5.5% Notes, plus a prepayment penalty of $3.9 million that was recorded to interest expense.  The remaining unamortized balance of the debt issuance costs, totaling $1.8 million, associated with the 5.5% Notes was written off to interest expense at the time of the repayment.

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

F.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2006	2005
	(in thousands)
Accrued payroll	$446	$551
Accrued incentive compensation	1,524	2,296
Accrued bonus	3,625	4,316
Accrued benefit costs	2,291	2,675
Accrued clinical trials	723	1,787
Accrued interest	2,516	1,512
Accrued manufacturing costs	1,530	1,722
Accrued royalty	7,171	6,208
Other accrued costs	4,828	5,528
	$24,654	$26,595

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

Inventories consisted of the following at:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$8,034	$9,019
Work in process	6,331	3,146
Finished goods	5,369	4,530
	$19,734	$16,695

H.  INTANGIBLE ASSETS

Intangible assets consisted of:

		September 30,	December 31,
		2006	2005
		(in thousands)
Patents		$2,674	$2,627
Manufacturing rights		2,500	11,590
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		39,062	48,105
Less:	accumulated amortization — patents	(2,047)	(1,998)
	accumulated amortization — manufacturing rights	(729)	(7,559)
	accumulated amortization — acquired technology rights	(4,538)	(2,695)
	accumulated amortization — intellectual property	(5,374)	(5,373)
Intangible assets, net		$26,374	$30,480

In March 2005, Cubist issued to Eli Lilly $20.0 million of its common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly under a license agreement with Eli Lilly.  Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly.  The $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of the transactions.  The amortization of the Eli Lilly intangible assets is included in cost of product revenues.

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

Amortization expense was $1.2 million and $1.5 million for the three months ended September 30, 2006, and 2005, respectively. Amortization expense was $4.9 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively. The estimated aggregate amortization of intangible assets as of September 30, 2006, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2006	$734
2007	2,941
2008	2,941
2009	2,941
2010	2,941
2011	2,524
2012 and thereafter	11,352
$26,374

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

Sales of CUBICIN to three wholesalers, Cardinal Health, Inc. and its subsidiaries, or Cardinal, AmerisourceBergen Drug Corporation, or AmerisourceBergen, and McKesson Corporation, or McKesson, collectively comprised 87% and 85% of total net revenues for three and nine months ended September 30, 2006, respectively.  Revenue related to Cubist’s international license agreement with Chiron Healthcare Ireland, Ltd., or Chiron, a subsidiary of Novartis AG since Novartis AG’s April 2006 acquisition of Chiron, represented approximately 0% and 3% of total net revenues for the three and nine months ended September 30, 2006, respectively.

Sales of CUBICIN to Cardinal, AmerisourceBergen and McKesson collectively comprised 85% and 83% of total net revenues for the three and nine months ended September 30, 2005, respectively.  Revenue related to Cubist’s international license agreement described above, represented approximately 4% and 8% of total net revenues for the three and nine months ended September 30, 2005, respectively.

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

•                  our expectations regarding the effectiveness of our sales force;

•                  our expectations regarding the success of the launch of CUBICIN in Europe and other countries;

•                  our expectations regarding clinical trials, development time lines and regulatory authority approval for CUBICIN or other drug candidates;

•                  our expectations regarding our ability to continue to have sufficient quantities of CUBICIN manufactured in accordance with current Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN;

•                  our ability to use our research and development and technology platforms and methods to identify potential drug candidates;

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

Many factors could affect our actual financial results and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

•                  whether we will receive, and the potential timing and scope of, regulatory approvals or clearances to market CUBICIN in other countries pursuant to our currently-planned filings and any filings we determine to make in the future, which filings are subject to approval by the applicable regulatory agency or agencies, regardless of our confidence in the results of the clinical trials supporting such filings;

•                  the level of acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

•                  any changes in the current or anticipated market demand or medical need for CUBICIN;

•                  competition in the markets in which we and our partners market CUBICIN;

•                  whether the U.S. Food and Drug Administration, or FDA, accepts proposed clinical trial protocols that may be achieved in a timely manner for additional studies of  CUBICIN or any other drug candidate we seek to enter into clinical trials;

•                  our ability to conduct successful clinical trials in a timely manner;

•                  the ability of our third party manufacturers, including our single source provider of API, to manufacture sufficient quantities of CUBICIN in accordance with current Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and at an acceptable cost;

•                  our dependence upon collaborations with our partners;

•                  our ability to finance our operations;

•                  the effectiveness of our sales force;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. We have one marketed product, CUBICIN. Net product sales of CUBICIN were $50.3 million and $133.9 million in the three and nine months ended September 30, 2006 as compared to $30.3 million and $76.9 million in the three and nine months ended September 30, 2005.  Net income (loss) was $5.2 million or $0.09 per basic and diluted share, and $(5.8) million or $(0.11) per basic and diluted share for the three and nine months ended September 30, 2006,  respectively, as compared to $(4.5) million or $(0.08) per basic and diluted share and $(25.1) million or $(0.48) per basic and diluted share for the three and nine months ended September 30, 2005, respectively.

On May 25, 2006 the FDA approved CUBICIN for the additional indication of Staphylococcus aureus, or S. aureus, bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. We expanded our sales force in the first quarter of 2006 in anticipation of the FDA approval and trained our sales organization on the details of this important new indication in connection with the approval.

In June 2006, we issued $350.0 million aggregate principal amount of 2.25% convertible subordinated notes resulting in net proceeds to Cubist, after debt issuance costs, of $339.1 million.   From a portion of the proceeds from this offering, we repaid the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.  This repayment resulted in charges of $5.7 million related to the prepayment penalty and the write-off of debt issuance costs associated with the debt.  Our cash, cash equivalents and investments at September 30, 2006 were $282.0 million.

In January 2006, the European Medicines Agency, or EMEA, granted Chiron marketing approval for CUBICIN in the European Union, or EU, for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. CUBICIN was launched in the UK and Netherlands in late March 2006 and in Germany and Ireland in the second quarter of 2006.  In April 2006, Novartis AG acquired Chiron, and, currently, both Novartis AG and its subsidiary Chiron carry out activities under our license agreement.  For ease of reference, we will refer in this report to our partner under the license agreement as “Novartis.” In July 2006, Novartis filed a variance application with the EMEA for an expanded CUBICIN label in the EU to include S. aureus bacteremia including infective endocarditis based on the Phase 3 study which supported our May 25, 2006 label expansion.

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

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, and commercialization expertise. We are currently working to identify viable candidates from our lipopeptide program with potential activity in the lung. In the third quarter of 2006, we decided to discontinue investment in the HepeX-B™ program and are currently investigating strategic options for this investigational drug to treat patients who have had a liver transplant secondary to Hepatitis B. We continue to evaluate acute care product candidates which we might acquire to build our pipeline.

Since our inception, we have incurred net losses in every fiscal period until the third quarter of 2006 principally as a result of research and development efforts, preclinical testing and clinical trials. As of September 30, 2006, we had an accumulated deficit of $489.6 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

The following table sets forth revenues for the three months ended September 30, 2006 and 2005:

	Three months ended
	September 30,
	2006	2005	% Change
	(in millions)
Product revenues, net	$50.3	$30.3	66%
Other revenues	.1	1.5	-93%
Total revenues, net	$50.4	$31.8	58%

Product Revenues, net

Net sales of CUBICIN were $50.3 million and $30.3 million for the three months ended September 30, 2006 and 2005, respectively. Gross sales of CUBICIN totaled $52.9 million and $31.7 million for the three months ended September 30, 2006 and 2005, respectively, and are offset by $2.6 million and $1.4 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue was primarily due to increased customer demand.  Also impacting net product revenues was a 6.6% price increase in October 2005 and an additional 6.5% price increase in May 2006.

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

Other Revenues

Other revenues for the three months ended September 30, 2006 were $0.1 million as compared to $1.5 million for the three months ended September 30, 2005.  Included in other revenues for the three months ended September 30, 2006 and 2005 is $0.1 million of Small Business Innovation Research, or SBIR, grant revenue.   Included in other revenues for the three months ended September 30, 2005 is $1.4 million of revenue related to our 2003 license agreement with Novartis, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years, which was completed in September 2005.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended September 30, 2006 and 2005:

	Three months ended
	September 30,
	2006	2005	% Change
	(in millions)
Cost of product revenues	$12.8	$8.1	58%
Research and development	14.5	11.8	23%
Sales and marketing	12.9	9.8	32%
General and administrative	6.3	5.1	24%
Total costs and expenses	$46.5	$34.8	34%

Cost of Product Revenues

Cost of product revenues was $12.8 million and $8.1 million for the three months ended September 30, 2006 and 2005, respectively.  Our gross margin for the three months ended September 30, 2006, was 75% as compared to 73% for the three months ended September 30, 2005, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold.  Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly.  In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly.  These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly.  Amortization included in cost of product revenues related to these expenses was $0.6 million for the three months ended September 30, 2006 and 2005, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended September 30, 2006 was $14.5 million as compared to $11.8 million in the three months ended September 30, 2005, an increase of $2.7 million or 23%.  The increase in research and development expenses was due primarily to i)  an increase of $2.2 million in payroll, benefits and other employee related expenses due to increased headcount and the non-cash stock-based compensation charges associated with the implementation of FAS 123R;  ii) $0.8 million in expenses due to costs associated with our Ilypsa collaboration which we entered into in the second quarter of 2006 and iii)  an increase of $0.4 million in non-clinical study costs associated with the development of our lipopeptide program. These increases were offset by a decrease of $0.8 million in clinical expenses due primarily to costs incurred in the third quarter of 2005 and not in the third quarter of 2006 associated with our HepeX-B program.

We expect to continue incurring substantial research and development expenses related to: i) Phase 2 and Phase 4 clinical trials for CUBICIN; ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; iii)  regulatory matters; and iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended September 30, 2006 was $12.9 million as compared to $9.8 million in the three months ended September 30, 2005, an increase of $3.1 million or 32%. The increase in sales and marketing expense is primarily related to $2.6 million of increased payroll, benefits, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2006 and the non-cash stock-based compensation charges associated with the implementation of FAS 123R and an increase of $0.4 million in marketing and promotional programs.

General and Administrative Expense

General and administrative expense in the three months ended September 30, 2006 was $6.3 million as compared to $5.1 million in the three months ended September 30, 2005, an increase of $1.2 million or 24%. This increase is primarily due to an increase of $0.8 million in payroll, benefits and other employee related expenses due to headcount growth and the non-cash stock-based compensation charges associated with the implementation of FAS 123R and an increase of $0.4 million in rent expense due to additional space we have leased at 55 Hayden Avenue in Lexington, MA.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended September 30, 2006 and 2005:

	Three months ended
	September 30,
	2006	2005	% Change
	(in millions)
Interest income	$3.6	$0.8	335%
Interest expense	(2.4)	(2.5)	-4%
Other income	—	—	-163%
Total other income (expense), net	$1.2	$(1.7)	-177%

Interest income in the three months ended September 30, 2006, was $3.6 million as compared to $0.8 million in the three months ended September 30, 2005, an increase of $2.8 million or 335%. The increase in interest income is due primarily to a higher cash balance during the third quarter of 2006 compared to the third quarter of 2005 due to the net proceeds of $339.1 million from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006.

Interest expense was $2.4 million for the three months ended September 30, 2006 as compared to $2.5 million in the three months ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

The following table sets forth revenues for the nine months ended September 30, 2006 and 2005:

	Nine months ended
	September 30,
	2006	2005	% Change
	(in millions)
Product revenues, net	$133.9	$76.9	74%
Other revenues	4.4	6.9	-37%
Total revenues, net	$138.3	$83.8	65%

Product Revenues, net

Net sales of CUBICIN were $133.9 million and $76.9 million for the nine months ended September 30, 2006 and 2005, respectively. Gross sales of CUBICIN totaled $140.6 million and $80.2 million for the nine months ended September 30, 2006 and 2005, respectively, and are offset by $6.7 million and $3.3 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenue was primarily due to increased customer demand.  Also impacting net product revenues was a 6.6% price increase in October 2005 and a 6.5% price increase in May 2006.  Included in net product revenues for the nine months ended September 30, 2006 is approximately $0.7 million of international sales.

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

Other Revenues

Other revenues for the nine months ended September 30, 2006 were $4.4 million as compared to $6.9 million for the nine months ended September 30, 2005.  Included in other revenues for the nine months ended September 30, 2006 is revenue related to payments totaling $4.0 million under our license agreement with Novartis.  The payments were received as a result of regulatory and price approvals for CUBICIN in Europe. Also included in other revenues for the nine months ended September 30, 2006 is $0.3 million of SBIR grant revenue.  Included in other revenues for the nine months ended September 30, 2005 is $4.3 million of revenue related to our 2003 license agreement with Novartis, which included up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years, which was completed in September 2005.  Also included in other revenues for the nine months ended September 30, 2005 is $2.1 million of development revenue from our license agreement with Novartis and $0.4 million of SBIR revenue.

Costs and Expenses

The following table sets forth costs and expenses for the nine months ended September 30, 2006 and 2005:

	Nine months ended
	September 30,
	2006	2005	% Change
	(in millions)
Cost of product revenues	$34.6	$22.4	55%
Research and development	41.8	38.2	9%
Sales and marketing	41.2	29.4	40%
General and administrative	19.6	14.1	39%
Total costs and expenses	$137.2	$104.1	32%

Cost of Product Revenues

Cost of product revenues were $34.6 million and $22.4 million in the nine months ended September 30, 2006 and 2005, respectively.  Our gross margin for the nine months ended September 30, 2006, was 74% as compared to 71% for the nine months ended September 30, 2005, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly.  In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly.  In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly.  These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly.  Amortization included in cost of product revenues related to these expenses was $1.8 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements.  Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the nine months ended September 30, 2006 was $41.8 million as compared to $38.2 million in the nine months ended September 30, 2005, an increase of $3.6 million or 9%. The increase in research and development expenses was due primarily to (i) an increase of $7.4 million in payroll, benefits, travel and other employee related expenses due to increased headcount and the non-cash stock-based compensation charges associated with the implementation of FAS 123R;  (ii) an increase of $1.2 million in costs associated with the development of our lipopeptide program;  (iii) an increase of $0.8 million in expenses due to costs associated with our Ilypsa collaboration which we entered into in the second quarter of 2006;  (iv) an increase of $0.6 million in non-clinical study expenses and (v) an increase of $0.5 million in lab supplies and equipment. These increases were offset by a decrease of $5.1 million in clinical study costs due primarily to our decision to discontinue investment in our HepeX-B program as well as the completion of our clinical trial of CUBICIN in the treatment of bacteremia with known or suspected endocarditis caused by S. aureus.  Additionally, $1.6 million of manufacturing development costs associated with our license agreement with Novartis and $0.8 million of costs related to the establishment of a second API manufacturer and a second fill-finish manufacturer for our CUBICIN product were incurred in the nine months ended September 30, 2005 and were not repeated in the nine months ended September 30, 2006.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the nine months ended September 30, 2006 was $41.2 million as compared to $29.4 million in the nine months ended September 30, 2005, an increase of $11.8 million or 40%. The increase in sales and marketing expense is primarily related to $9.9 million of increased payroll, benefits, travel, and other employee related expenses due to the expansion of our sales force in the first quarter of 2006 and the non-cash stock-based compensation charges associated with the implementation of FAS 123R. Also included in sales and marketing expense is an increase of $1.9 million in marketing and promotional programs.

General and Administrative Expense

General and administrative expense in the nine months ended September 30, 2006 was $19.6 million as compared to $14.1 million in the nine months ended September 30, 2005, an increase of $5.5 million or 39%. This increase is primarily due to i) an increase of $3.6 million in payroll, benefits and other employee related expenses due to headcount growth and the non-cash stock-based compensation charges associated with the implementation of FAS 123R;  ii) an increase of $0.9 million in rent expense due to additional space we have leased at 55 Hayden Avenue in Lexington, MA and iii) an increase of $0.6 million in professional services expenses.

Other Expense, net

The following table sets forth other expense, net for the nine months ended September 30, 2006 and 2005:

	Nine months ended
	September 30,
	2006	2005	% Change
	(in millions)
Interest income	$6.7	$2.4	182%
Interest expense	(13.5)	(7.4)	84%
Other income	—	0.1	-87%
Total other expense, net	$(6.8)	$(4.9)	39%

Interest income in the nine months ended September 30, 2006, was $6.7 million as compared to $2.4 million in the nine months ended September 30, 2005, an increase of $4.3 million or 182%. The increase in interest income is due primarily to a higher average cash balance from June to September 2006 compared to the same period in 2005 due to the net proceeds of $339.1 million from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006.

Interest expense was $13.5 million for the nine months ended September 30, 2006 as compared to $7.4 million for the nine months ended September 30, 2005.  The increase in interest expense is due to the early repayment of our $165.0 million aggregate principal amount of 5.5% Convertible Subordinated Notes due in November 2008 on June 28, 2006.  The early repayment of the $165.0 million aggregate principal amount of 5.5% Convertible Subordinated Notes resulted in charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

Other income in the nine months ended September 30, 2006 was zero as compared to $0.1 million in the nine months ended September 30, 2005.  Other income for the nine months ended September 30, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited which resulted in the return of our original investment in Syrrx.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal, interest and capital lease obligations. We fund our cash requirements primarily through the following methods:

•                  sales of CUBICIN;

•                  payments from our strategic collaborators including license fees, royalties and milestone payments, sponsored research funding and research grants;

•                  equity and debt financings; and

•                  interest earned on invested capital.

Since our inception, we have incurred net losses in every fiscal period until the third quarter of 2006, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of September 30, 2006, we had an accumulated deficit of $489.6 million.  We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities.  Our total cash, cash equivalents and investments at September 30, 2006, were $282.0 million as compared to $101.7 million at December 31, 2005. Based on our current business plan, we believe that our existing cash, cash equivalents, investments and projected cash inflows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements under our current business plan for the foreseeable future.  Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities.  However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2006 as compared to net cash used in operating activities of $27.5 million in the nine months ended September 30, 2005. Net cash provided by operating activities in the nine months ended September 30, 2006 includes our net loss of $5.8 million offset by non-cash charges of $10.2 million that primarily consists of $8.0 million of stock-based compensation expenses, depreciation and amortization expense of $6.0 million, amortization of debt issuance costs of $2.7 million and $1.4 million in expense associated with our 401(k) company match that is made in the form of common stock shares.  Accounts receivable increased $4.0 million due to increased sales of CUBICIN.  Inventory increased $1.6 million primarily due to increased purchases from our manufacturing vendors as we build a sufficient supply of CUBICIN to meet projected sales requirements. Accounts payable and accrued liabilities decreased $5.4 million primarily due to the timing of bonus and incentive compensation payouts, royalties paid to Eli Lilly related to sales of CUBICIN as well as amounts paid to our manufacturing vendors for inventory purchases.  These uses of cash were offset by a $1.0 million increase in operating cash flows primarily due to the timing of prepayments made for inventory purchases as well amortization of prepaid insurance amounts.

Net cash used in investing activities in the nine months ended September 30, 2006 was $191.4 million, compared to $50.1 million provided by investing activities in the nine months ended September 30, 2005. Purchases of property and equipment during the nine months ended September 30, 2006 were $5.9 million compared to $1.4 million during the nine months ended September 30, 2005. Property and equipment additions in the nine months ended September 30, 2006 consisted primarily of lab equipment, expenditures related to building out additional leased space at 55 Hayden Avenue, as well as various IT upgrades. In the remainder of 2006, we plan to invest in additional computer hardware and software and lab equipment.  Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $181.5 million was provided by financing activities in the nine months ended September 30, 2006 as compared to $4.7 million provided by financing activities in the nine months ended September 30, 2005.  Proceeds from financing activities for the nine months ended September 30, 2006 primarily consisted of net proceeds of $339.1 million from our public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes as well as $7.5 million from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.  These proceeds were offset by the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes with an original maturity date of November 2008.

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

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at September 30, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$350.0	$350.0
Interest on subordinated convertible notes	7.9	15.8	15.8	15.8	55.3
Operating leases, net of sublease income	1.2	2.5	2.8	6.9	13.4
Inventory purchase obligations	17.4	19.7	22.2	42.9	102.2
External collaborations	7.2	—	—	—	7.2
Total contractual cash obligations	$33.7	$38.0	$40.8	$415.6	$528.1

The subordinated convertible notes consist of $350.0 million aggregate principal amount of our 2.25% convertible subordinated notes, due June 2013. These notes require semi-annual interest payments through maturity.

Our operating leases consist of approximately 53,000 square feet of office and data center space at 45/55 Hayden Avenue in Lexington, Massachusetts pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

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

Our expected stock-price volatility assumption is based on both current and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns.  We determine the expected life assumption based on the exercise behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns.  We estimate forfeitures based on our historical experience of share-based pre-vesting cancellations.  We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not continue to be widely accepted for the treatment of cSSSI and may not be widely accepted for treatment of the new indication S. aureus bacteremia, including right-sided endocarditis, by physicians, patients, third-party payors, or the medical community in general.

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

We have less than three years experience as to the sales of this product, and the third quarter of 2006 was the first full quarter of sales since the approval of the new indication. Accordingly, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI. In addition, we cannot be sure that CUBICIN will be widely accepted for the treatment of S. aureus bacteremia, including those with right-sided infective endocarditis or at all for any additional approved indications, should we receive approval by the FDA of any future sNDAs. Further, CUBICIN currently competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially against new antiinfective drugs that are not yet marketed. The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including:

•                  the safety and efficacy of CUBICIN;

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

We cannot be sure that physicians, patients, third-party payors, or the medical community in general will continue to accept and utilize CUBICIN. Even if the medical community accepts that CUBICIN is safe and efficacious for its approved indications and any future approved indications, physicians may choose to restrict the use of CUBICIN due to antibiotic resistance concerns, and both physicians and pharmacy departments may choose other antibiotics on the basis of cost.

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we do not obtain approval to market CUBICIN at all or for additional indications in additional countries outside of the United States, or fulfill certain post-approval requirements of the FDA relating to CUBICIN.

We may seek regulatory approval for additional indications. To do so, we would need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. Our revenues may not grow as expected and our business and operating results may be harmed if additional indications for CUBICIN are not approved in the United States.

In January 2006, the EMEA granted final approval for marketing CUBICIN in the European Union for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected.  In July 2006, Novartis filed a variance application with the EMEA for an expanded label in the EU to include S. aureus bacteremia including infective endocarditis.  We cannot be sure that the EMEA will approve this application or do so on a timely basis.  Novartis and our other collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In addition, the FDA approval to market CUBICIN in the United States for the treatment of cSSSI requires that we conduct a Phase 4 clinical trial to assess the safety, efficacy and pharmacokinetics of CUBICIN in renal impairment patients with cSSSI who also have various degrees of renal impairment, including those that require dialysis. Clinical sites began screening for eligible subjects for our Phase 4 renal impairment study in February 2005. Enrollment of eligible subjects in this study has been difficult and slower than expected. A meeting with the FDA to discuss these issues has been scheduled for December 2006.  It is possible that the FDA may require modifications to this study to address the issue of slower than expected enrollment of eligible subjects. In connection with the recent FDA approval to market CUBICIN in the United States for S. aureus bacteremia, including those with right-sided infective endocarditis, we will be required to design and complete a Phase 4 clinical trial evaluating the potential impact of CUBICIN in combination therapy in the treatment of S. aureus infective endocarditis. We anticipate that we will submit our protocol for this trial by November 2006. Our business would be seriously harmed if we do not complete these Phase 4 studies and the FDA, as a result, requires us to change the marketing label for CUBICIN in respect to combination therapy or patients with renal impairment.

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

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. We have limited experience conducting clinical trials. The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could cause them to be repeated or extended, or a program to be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements.

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

Furthermore, there are a number of additional factors that may cause delays in our clinical trials. We have limited experience in conducting pre-clinical testing or clinical trials.  The rate of completion of our clinical trials is also dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. For example, the limited number of patients each year who receive liver transplants for Hepatitis B, the target population for our drug candidate HepeX-B, led us to discontinue investment in the clinical development of HepeX-B. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. For example, our clinical trial to determine the safety and efficacy of using CUBICIN to treat bacteremia with known or suspected endocarditis experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

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

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd., and others, Zyvox, marketed by Pfizer, Inc., Synercid, marketed by

King Pharmaceuticals, Inc., and Tygacil, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, Pfizer could receive FDA approval to market Dalbavancin in the United States after it resolves the drug candidate’s approvable status with the FDA. In addition, there are other drug candidates in development, examples of which are Ceftobiprole and Telavancin, which, if approved, would compete in the IV antibiotic market. If price competition inhibits the acceptance of CUBICIN, if the reluctance of physicians to switch from existing drug products to CUBICIN inhibits the acceptance of CUBICIN, or if physicians switch to new drug products, or choose to reserve CUBICIN for use in limited circumstances, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States and the European Union. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

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

If Cardinal, Hospira, or, in particular, ACS, experiences any significant difficulties in its respective manufacturing processes for CUBICIN API or finished product, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels.  Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, if we face these or other difficulties with our current suppliers, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN to one or more suppliers in an effort to deal with the difficulties.

Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the United States for finishing, packaging and labeling.  While in transit, our API, each shipment of which is of significant value, could be lost or damaged.  Moreover, at any time after shipment to the United States, our API could be lost or damaged as it is stored and moves through our finished product manufacturers.  Depending on when in this process the API is lost or damaged, we may have limited recourse for recovery against our finished product manufacturers or insurers.  As a result, our financial performance could be impacted by any such loss of our damage to our API.

We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability in Italy. In any such event, the supply of CUBICIN API stored at ACS could also be impacted. We are also subject to financial risk from volatile fuel costs due to shipping CUBICIN API to the United States, as well as shipping of finished product within the United States and to our international distribution partners for packaging, labeling and distribution..

We cannot guarantee that we will be able to reduce the costs of commercial scale manufacturing of CUBICIN over time. If the manufacturing costs of CUBICIN remain high, it may significantly impact our operating results . In order to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

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

Collaborative arrangements with third parties are a critical part of our business strategy, and any inability on our part to establish collaborations on terms favorable to us or working successfully with our collaborators will have an adverse effect on our operations and financial performance.

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

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We added -- sales representatives to our existing sales force in since the first quarter of 2006. Therefore, our expanded U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Novartis began its launch of CUBICIN in the United Kingdom, the Netherlands, Ireland and Germany in 2006. Even if we obtain additional approvals to market CUBICIN in one or more of the countries in which we intend to commercialize CUBICIN pursuant to our license agreement with Novartis or our other current or future collaborations, we cannot guarantee that we or our collaborators will be successful in marketing CUBICIN in international markets.

We have incurred substantial losses in the past and expect to incur additional losses.

Since we began operations, we have incurred substantial net losses in every fiscal period until the third quarter of 2006.  In the third quarter of 2006 we generated net income of $5.2 million.  We incurred a net loss of $5.8 million for the nine months ended September 30, 2006 and $31.9 million for the year ended December 31, 2005. At September 30, 2006, we had an accumulated deficit of $489.6 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We cannot be certain that we will not incur additional operating losses related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot make specific predictions about our profitability, and if we do continue to be profitable, we may not remain profitable for any substantial period of time. If we fail to maintain profitability, the market price of our common stock may decline.

We may require additional funds.

Until the third quarter of this year, we have not been a self-sustaining business, and we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We believe that the net proceeds from our recent convertible debt offering, our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, actively seek to acquire or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our shareholders or us.

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

Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. We consider that in the aggregate our unpatented proprietary technology, patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing, both in the United States and in other important markets outside the United States. Our patent position is highly uncertain and involves complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies’ patents. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

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

The degree of future protection for our proprietary rights is uncertain. We cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned by us or licensed to us, were the first to invent or the first to file patent applications for such inventions. Third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us. Third parties may seek to market generic versions of our products by filing Abbreviated New Drug Applications, or ANDAs, with the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed.  In such circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide sufficient protection against competing products or processes.

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

We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent that we maintain a competitive advantage by relying on trade secret and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology, resulting in an adverse effect on our business, financial condition and results of operations. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborative partners, employees and consultants. It is possible that these agreements could be breached and we might not have adequate remedies for any such breaches.

Our trademarks, CUBICIN and Cubist in the aggregate are considered to be material to our business. These trademarks are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. We cannot assure you that the trademark protection that we have pursued or will pursue in the future will afford us significant commercial protection.

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

Although we have limited experience in acquiring businesses and have completed only one business acquisition since our inception, we may acquire additional businesses that we believe will complement or augment our existing business.  Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures.  The individual or combined effect of these risks could have a material adverse effect on our business.  As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares.  Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target.  There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.  If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization We cannot assure you that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

Our business may suffer if we fail to manage our growth effectively.

If our potential drug candidates continue to progress in development or we expand the commercialization of CUBICIN, we will continue to build our organization and require significant additional investment in personnel, management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to manage our continued growth effectively, there could be a material adverse effect on our business.

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

The trading price of our common stock has been, and is likely to continue to be volatile. Because the convertible notes from our June 2006 convertible debt offering are convertible into our common stock, volatility of our common stock price could have a similar effect on the trading price of the convertible notes. Holders who have received our common stock upon conversion of their convertible notes will also be subject to this risk of volatility. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

•                  our failure to develop additional drug candidates and commercialize additional drug products;

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

None

ITEM 5.                                                     OTHER INFORMATION

None

ITEM 6.                                                   EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

   3.1  Amended and Restated By-Laws

† 10.1  Amendment No. 4, dated September 22, 2006, to the Manufacturing and Supply Agreement entered into as of September 30, 2001 by and between ACS Dobfar, SpA and Cubist Pharmaceuticals, Inc.

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

November 3, 2006
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)