Form 10-K
period 2006-12-31
CUBIST PHARMACEUTICALS INC
filed 2007-03-01
CIK 912183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(781) 860-8660

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	Nasdaq Global Select MarketSM
Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Select MarketSM

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Each Class)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2006 was approximately $822.5 million, based on 32,666,343 shares held by such non-affiliates at the closing price of a share of common stock of $25.18 as reported on the NASDAQ Global Select MarketSM on such date. The number of outstanding shares of common stock of Cubist on February 23, 2007 was 55,131,674.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 7, 2007
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

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•       the continued acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

•       our expectations regarding the future market demand and medical need for CUBICIN;

•       our expectations regarding the effectiveness of our sales force;

•       our expectations regarding the continued launch of CUBICIN in Europe and other countries;

•       our expectations regarding clinical trials, development time lines and regulatory authority approval for and oversight of CUBICIN or other drug candidates;

•       our expectations regarding our ability to continue to have sufficient quantities of CUBICIN manufactured in accordance with current Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN;

•       our expectations regarding the breadth and enforceability of the patents protecting CUBICIN and any other products;

•       our ability to use our research and development and technology platforms and methods to identify potential drug candidates;

•       our expectations regarding selection of clinical development candidates;

•       our expectations regarding our ability to further identify, develop and commercialize products in the coming years;

•       the possible shift from a drop-ship program of delivery, to a program allowing wholesalers to stock CUBICIN;

•       the continuation of our collaborations and our ability to establish and maintain successful manufacturing, sales and marketing, distribution and development collaborations;

•       our expectations regarding the payment of dividends;

•       the impact of new accounting pronouncements;

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

•       any unexpected adverse events related to CUBICIN, particularly as CUBICIN is used in the treatment of a growing number of patients around the world;

•       competition in the markets in which we and our partners market CUBICIN, including marketing approvals for new products that will be competitive with CUBICIN;

•       whether the U.S. Food and Drug Administration, or FDA, accepts proposed clinical trial protocols that may be achieved in a timely manner for additional studies of CUBICIN or any other drug candidate we seek to enter into clinical trials;

•       whether we will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in other countries;

•       legislative and policy changes in the United States and other jurisdiction where our products are sold that may affect the ease of getting a new product or a new indication approved, as well as government reimbursement for our or our competitors’ products;

•       whether or not third parties may seek to market generic versions of our products by filing Abbreviated New Drug Applications, or ANDAs, with the FDA, and the results of any litigation that we file to defend and/or assert our patents against such generic companies;

•       our ability to conduct successful clinical trials in a timely manner;

•       the effect that the results of ongoing or future clinical trials of CUBICIN may have on its acceptance in the medical community;

•       the ability of our third party manufacturers, including our single source provider of active pharmaceutical ingredient, or API, to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and at an acceptable cost;

•       our dependence upon collaborations with our partners and our partners’ ability to execute on development, regulatory and sales expectations in their territories;

•       our ability to finance our operations;

•       the effectiveness of our sales force and our sales force’s ability to access targeted physicians;

•       potential costs resulting from product liability or other third party claims;

•       our ability to protect our proprietary technologies;

•       our ability to integrate successfully the operations of any business that we may acquire and the potential impact of any future acquisition on our financial results;

•       our ability to discover, acquire or in-license drug candidates and develop and achieve commercial success for drug candidates; and

•       a variety of risks common to our industry, including ongoing regulatory review, public and investment community perception of the industry, legislative or regulatory changes, and our ability to attract and retain talented employees.

PART I

ITEM 1.                BUSINESS

Overview

Cubist Pharmaceuticals, Inc. , which we refer to as “Cubist” or the “Company”, is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. To date, we have concentrated exclusively on developing products for the antiinfective marketplace.

Corporate Overview and Business Strategy

Cubist was incorporated in Delaware in 1992. We completed our initial public offering in 1996, and our shares are listed on the NASDAQ Global Select Market, where our symbol is CBST. Our principal offices are located at 65 Hayden Avenue, Lexington, Massachusetts. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

We have one marketed product, CUBICIN® (daptomycin for injection), which was launched in the U.S. in November 2003. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus blood-stream infections (bacteremia), including right-sided infective endocarditis caused by MRSA and MSSA. Since its U.S. launch, CUBICIN has also been approved for marketing for complicated skin infections caused by various Gram-positive pathogens in the European Union, Israel, Taiwan and Argentina, and also has been approved for S. aureus bloodstream infections in Israel.

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, regulatory, and commercialization expertise. Currently, our research and development priorities include:

•       our lipopeptide program, which focuses on the evaluation of product candidates to treat infections caused by Gram-positive and Gram-negative pathogens;

•       a research collaboration begun in 2006 with Ilypsa, Inc. to develop a non-antibiotic, toxin binder therapy for the treatment of Clostridium difficile (C. difficile) associated diarrhea; and

•       our natural products screening program.

The Infectious Disease Marketplace

Overview of Infectious Diseases and Drug Resistance

Infectious diseases are caused by pathogens present in the community or in health care institutions that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract and overwhelm the body’s immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including infections of the bloodstream, skin, heart, lung and urinary tract.

The antiinfective market can be broken down into three main categories: antibacterials (often referred to as antibiotics), antifungals and antivirals. Currently marketed antibacterial drugs have, in many cases, proven highly successful in controlling the morbidity and mortality that accompany serious bacterial infections. These drugs work by inhibiting specific critical processes in a bacterial pathogen, thereby inhibiting growth or causing the death of the pathogen. Many antibiotics were developed and introduced into the market during the 1970s and 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems and proved to be efficacious in treating most bacterial infections. Only two new antibiotics from new chemical classes have been introduced to the market in the past 35 years—Zyvox, which is known generically as linezolid and is from the oxazolidinones chemical class, and CUBICIN, which is a lipopeptide.

The increasing prevalence of drug-resistant bacterial pathogens has led to significantly increased mortality rates, prolonged hospitalizations, and increased healthcare costs. The resistant organisms have emerged from both the Gram-positive and Gram-negative classes of bacteria. Gram-positive bacteria can be differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a single cellular membrane and a thick cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacteria and reach its target site.

Examples of resistant Gram-positive bacterial pathogens include:

•       MRSA (methicillin-resistant Staphylococcus aureus): S. aureus, often referred to simply as “staph,” are bacteria commonly carried on the skin or in the nose of healthy people. In some cases, staph can cause an infection, and staph bacteria are one of the most common causes of skin infections in the U.S. Most of these infections are minor (such as pimples and boils) and many can be treated without antibiotics. However, staph bacteria can also cause serious infections (such as post-surgical wound infections, pneumonia, and infections of the bloodstream and of the bone and joints). In the past, most serious staph bacterial infections were treated with antibiotics related to penicillin. Over the past 50 years, treatment of these infections has become more difficult because staph bacteria have become resistant to various antibiotics, including the commonly used penicillin-related antibiotics. These resistant bacteria are called methicillin-resistant S. aureus, or MRSA.

While MRSA is currently found mostly in hospital and long-term care settings, the incidence of community-acquired MRSA infections continues to rise rapidly. Of great concern to the infectious disease community and public health authorities, such as the U.S. Centers for Disease Control and Prevention, is the fact that community-acquired MRSA infections show up in otherwise healthy individuals—not fitting the traditional profile for an “at risk” patient such as a frequent user of the health care system who is more likely to be exposed to MRSA infections—and can therefore be more easily missed in initial diagnosis. As a result, the patients can get more seriously ill and require hospitalization before being appropriately treated for the MRSA infection. Of additional concern to the infectious disease community is the fact that most community-acquired MRSA strains encode the Panton-Valentine leukocidin (PVL) gene. This gene creates a “more fit” pathogen and confers an ability to defeat the host’s immune system, thereby resulting in an infection becoming more severe more quickly.

•       GISA or VISA (glycopeptide- or vancomycin-intermediately susceptible S. aureus): The first reports of S. aureus infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in wide geographic areas throughout Japan and North America and have recently emerged in Europe. However, the incidence of these strains remains rare.

•       Heteroresistance: Heteroresistance refers to the situation in which a small sub-population of bacteria survives at higher concentrations of antibiotic than the majority of the population. Specialized testing techniques are required to detect heteroresistance to vancomycin. This heteroresistance appears to be becoming more common in S. aureus. The clinical impact of heteroresistance is unknown.

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

•       Clostridium difficile: C.difficile is an opportunistic anaerobic bacterium causing the most commonly diagnosed form of nosocomial diarrhea—Clostridium difficile associated diarrhea, (CDAD). Recent years have witnessed the emergence of a hypervirulent strain of C. difficile (termed ribotype 027, toxinotype III) that produces much higher levels of Toxin A and B and a third toxin named binary toxin. This strain also demonstrates high level resistance to fluoroquinolones which may have contributed to its spread through the U.S., Canada, United Kingdom, the Netherlands and Belgium. Physicians have noted an increase in incidence, mortality rates and increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to ICUs.

Examples of resistant Gram-negative pathogens are:

•       Pan-resistant Pseudomonas aeruginosa: P.aeruginosa is a major cause of opportunistic infections among immunocompromised patients. Multi-drug resistance is increasingly observed in clinical isolates reflecting both their innate resistance (limited permeability of the P. aeruginosa outer membrane) along with acquisition of resistance mechanisms. It is now commonplace for a burn patient to develop an infection with a pan-resistant organism—resistant to B-lactams, fluoroquinolones, tetracycline, chloramphenicol, macrolides, trimethoprim/sulfa, and aminoglycosides.

•       ESBL positive Gram-negatives: Extended-spectrum B-lactamases (ESBLs) are plasmid-mediated bacterial enzymes that result from genetic mutations of native B-lactamases such that they confer resistance to a broader group of antibiotics including third-generation cephalosporins. Since the first ESBL positive strain was recognized approximately 20 years ago, these ESBL producing pathogens have spread and are now found in every part of the world. Clinical failures have been associated with use of the third generation cephalosporins—most frequently ceftazidime. Proper detection of ESBLs and appropriate treatment strategies are needed to overcome such rising resistance.

The prevalence of resistant organisms creates a growing need for new therapies with novel mechanisms of action.

Shortcomings of Current Antibacterial Therapies

Current antibacterial therapies do not provide adequate treatment for some serious and life-threatening infections. For example:

•                     Some pathogens have become resistant to almost all antibiotics and there are few agents available that can effectively treat the infections caused by these drug-resistant pathogens. The practical definition of resistance for a pathogen is when the minimum inhibitory concentration, or MIC value, exceeds a pre-specified limit for that specific antibiotic. Vancomycin has been the standard of care for patients who have serious MRSA infections. However, several strains of staphylococci, such as VISA (MIC = 8-16 µg/ml), and VRSA (MIC >/= 32 µg/ml), have developed reduced susceptibility or resistance to vancomycin. In addition, recent published reports document a poor clinical success rate for vancomycin therapy against some S. aureus isolates with a vancomycin MIC of 1.0 to 2.0 µg/ml; levels which are still officially designated as within the FDA susceptibility range (</= 4 µg/ml) for vancomycin. In recognition of the issues with vancomycin susceptibility, the CLSI (Clinical Laboratory Standards Institute) has approved lower susceptibility criteria (</=2 mcg/mL as susceptible) for vancomycin against S. aureus, and the American Society of Microbiology has issued a statement in support of these tighter standards. A citizen’s petition has been filed with the FDA by CLSI advocating tighter standards for vancomycin susceptibility against S. aureus; the FDA response is uncertain.

•       Many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer. Most of these drugs must be administered multiple times a day in order to be effective, are not well tolerated by patients, or require lengthy infusion times when administered. The difficulty or inconvenience of administration of these drugs makes them unattractive choices.

•       Existing antibiotics may cause side effects in some patients, such as severe allergic reaction, lower blood pressure, suppression of the bone marrow, inflammation and swelling at the site of injection, and headaches. Some of these side effects may be significant enough to require that therapy be discontinued. Some of these side effects become more pronounced with prolonged therapy, thereby limiting treatment options for serious infections that require a longer duration of therapy.

•       Some existing antibiotics, which are bacteriostatic agents, do not kill the pathogens that cause the infection but merely inhibit their growth. Bacteriostatic drugs are thought to be less effective in treating bacteremia and endocarditis (an infection of the heart valves) than are bactericidal antibiotics, which kill the pathogens. Bactericidal antibiotics may be most important for immuno-compromised patients because their weakened immune systems have greater difficulty responding to even growth-inhibited pathogens.

Our Flagship Product: CUBICIN

CUBICIN is the first antibiotic from a new class of antiinfectives called lipopeptides. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including right-sided infective endocarditis caused by MRSA and MSSA. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by certain Gram-positive bacteria, and is under regulatory review for an expanded label based on the data from our S. aureus bacteremia and endocarditis trial.

We believe that CUBICIN provides important advantages over existing antibiotic therapies in its approved indications, given its rapid bactericidal properties demonstrated in vitro*, distinct mechanism of action, convenient once-daily dosing regimen, and established safety profile. In addition, CUBICIN’s approval in the U.S. for the treatment of S. aureus bloodstream infections is the first such approval by the FDA in more than 20 years, and is based on results from the only prospective, randomized, and controlled registration trial of S. aureus bacteremia and endocarditis ever undertaken. CUBICIN’s spectrum of activity includes both susceptible strains of Gram-positive pathogens and strains that are resistant to other antibiotic therapies. The increasing prevalence of drug-resistant bacterial pathogens is a concern to the infectious disease community.

In our review of the infectious disease marketplace above, we referenced the increasing prevalence of drug-resistant bacterial pathogens as a concern to the infectious disease community. The need for multiple mutation steps and the small impact of each step on susceptibility substantially decreases the likelihood that daptomycin-susceptible bacteria will become daptomycin-resistant. At year-end, CUBICIN had been on the market for thirty-eight months and has been used in the treatment of an estimated 285,000 patients. The number of reported resistant isolates, compared to the number of patients treated (or the numbers of bacteria being tested for susceptibility) continues to be extremely small, consistent with the findings of the pre-NDA clinical program. Where clinical circumstances are known, S. aureus nonsusceptible isolates are generally associated with antibiotic underdosing or difficult-to-treat infections involving undrained abscesses or retained material.

*                    the clinical relevance of in vitro data has not been established.

Clinical Development of CUBICIN

We continue to undertake research which can add to the medical knowledge about CUBICIN. In Q1 2007 we are beginning to enroll patients in a Phase 2 clinical study of CUBICIN at 10 mg/kg for 4 days, compared with standard of care, to treat complicated skin infections. In Q2 2007, we expect to begin enrolling patients in an exploratory Phase 2 safety trial comparing CUBICIN dosing of 6 and 8 mgs/kg, and standard of care therapy, for the treatment of infections associated with prosthetic joint osteomyelitis. We expect that both of these Phase 2 studies will continue into 2008.

We also are working on a pediatric development plan as a follow up to the single dose Phase 1 pharmacokinetic study in pediatric patients we completed in 2006, and anticipate a discussion with FDA on next steps in pediatrics in the first half of 2007.

We expect to have two Phase 4 programs underway in 2007. A study in patients with renal impairment who have skin infections, a commitment from the original FDA approval for CUBICIN, proved extremely difficult to enroll. We met with the FDA in December, 2006 and the FDA agreed to the termination of this study and has now replaced it with a two step requirement: first a Phase 4 pharmacokinetic study with non-infected patients with renal impairment, followed by a Phase 4 study to assess efficacy and safety of CUBICIN with infected patients (cSSSI and S.aureus bacteremia) with moderate and severe renal impairment. For our more recent Phase 4 commitment to study dual therapy for S. aureus infective endocarditis, we submitted a protocol to the FDA in November 2006 and expect to get their feedback shortly.

CUBICIN in the U.S. Market

We generated $113.4 million in U.S. net product sales of CUBICIN in 2005 and $189.5 million in U.S. net product sales of CUBICIN in 2006. We market CUBICIN to approximately 1,850 of the top U.S. hospitals and infusion centers that dispense the majority of the prescriptions for IV antibiotics to treat serious Gram-positive infections. In addition to our in-house marketing team, our sales force as of year end 2006 consisted of approximately 135 clinical business managers (CBMs), 14 regional business directors (RBDs), and two Senior Sales Directors (SSDs). Most of our CBMs and RBDs have extensive acute-care pharmaceutical sales experience and many have previously sold antiinfectives to the hospitals in their current territories.

Our International Marketing Partners for CUBICIN

In 2006, total international revenue for CUBICIN was about $800,000. CUBICIN is being introduced to markets outside the U.S. through alliances we have entered into with other companies. Novartis AG, or Novartis, through its subsidiary Chiron Healthcare Ireland, Ltd, or Chiron, is responsible for regulatory filings, sales, marketing and distribution costs in Europe, Australia, New Zealand, India, and certain Central American, South American and Middle Eastern countries. Other international partners for CUBICIN include Medison Pharma, Ltd., for Israel, Oryx Pharmaceuticals, Inc. for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for Korea. In 2006, AstraZeneca AB, or AstraZeneca, licensed rights to CUBICIN in China as well as all otherwise unlicensed CUBICIN territories other than Japan. Cubist is seeking to name a CUBICIN partner for Japan, the last unpartnered country outside of the U.S.

Each partner is responsible for seeking regulatory approvals to market CUBICIN in its territory. CUBICIN now has been approved for marketing for complicated skin infections caused by various Gram-positive pathogens in the following markets outside the U.S.: the European Union, Israel, Taiwan and Argentina; and has an additional approval for S. aureus blood stream infections in Israel. Filings have been made for both complicated skin and bloodstream infection indications in Canada, for S. aureus bloodstream infections in the EU, and for complicated skin infections in Korea.

For international markets, Cubist is responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and, in the case of Novartis, a possible additional royalty.

Our Product Pipeline

Our research and development programs focus on opportunities created by unmet needs in the acute care and antiinfective market and leverage the expertise and experience we have gained through the development of and continued clinical program supporting CUBICIN. We have four preclinical programs underway.

Lipopeptide programs (Gram-positive and Gram-negative): Candidates that have the Gram-positive antimicrobial spectrum of daptomycin and efficacy in the lung are undergoing efficacy and safety testing to determine if an IND worthy candidate can be advanced in the near future. Lipopeptide candidates with efficacy against Gram-negative bacteria, including multi-drug resistant pathogens such as Pseudomonas and Acinetobacter, are undergoing preliminary safety and PK testing.

CDAD program: In a research collaboration announced in 2006, Cubist-funded scientists at Ilypsa, Inc., or Ilypsa, are using their polymer-based expertise to move discovery work forward, with goal of identifying multiple toxin binder products to begin screening as potential IND candidates.

Cubist natural product screening: More than 30% of new chemical entities on the market today—and more than 70% of antibiotics—have been derived from natural products. Our efforts in this area are focused on screening for novel antimicrobial drug candidates. We announced in our year-end conference call that a new class of molecule with potent antibacterial activity has been discovered, and we are now using Medicinal Chemistry to optimize the molecule for further evaluation.

Our research and development expenditures, which include research related to CUBICIN, as well as our drug discovery projects, were $57.4 million, $51.7 million, and $57.2 million in 2006, 2005, and 2004, respectively.

Our Intellectual Property Portfolio

We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications.

To date, we own or co-own 37 issued U.S. patents, 12 pending U.S. patent applications, 45 issued foreign patents and approximately 104 pending foreign patent applications. We have exclusively licensed rights from Eli Lilly and Company, or Eli Lilly, under U.S. patents and foreign patents related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are six issued U.S. patents owned by or exclusively licensed to Cubist (U.S. Patent Nos. 6,852,689; 6,696,412; 6,468,967; RE39,071; 4,885,243; and 4,874,843) that cover the drug product, manufacture, and/or administration or use of daptomycin. In addition, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides.

Manufacturing, Distribution and Other Agreements

In June 2000, we entered into a manufacturing and supply agreement with DSM Capua SpA, or DSM, pursuant to which DSM agreed to manufacture and supply to us bulk daptomycin, the active pharmaceutical ingredient, or API for CUBICIN for commercial purposes in accordance with Good Manufacturing Practices, or GMP standards. We purchased API from DSM through the end of May 2006, at which time the contract with DSM was terminated.

In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture and sale of API for CUBICIN exclusively to us for commercial purposes. In accordance with this agreement, we purchase API from ACS subject to minimum annual quantity requirements. We also currently engage ACS to manufacture API for our clinical trials of CUBICIN. Upon the termination of our contract with DSM, ACS became the single source supplier of API for CUBICIN. ACS’s substantial fermentation and purification plant capacity leads us to expect that ACS can meet all of our anticipated needs for CUBICIN API, and Cubist therefore no longer requires a second supplier for this portion of the CUBICIN supply chain.

In April 2000, we entered into an agreement with Hospira, Inc., or Hospira, formerly the core global hospital products business of Abbott Laboratories. Under this agreement, Hospira currently converts API into our finished, vialed formulation of CUBICIN. In September 2003, we entered into a packaging services agreement with Cardinal Health PTS, LLC, or Cardinal, pursuant to which Cardinal packages and labels the finished CUBICIN product. In September 2004, we entered into an additional services agreement with Cardinal to provide fill/finish as well as packaging services for the finished CUBICIN product. Hospira and Cardinal both continue to provide fill/finish services for CUBICIN, with Cardinal also providing packaging services.

In June 2003, we entered into a services agreement with Integrated Commercialization Solutions, Inc., or ICS, whereby ICS agreed to exclusively manage our CUBICIN warehousing and inventory program and to distribute finished product to our customers. ICS also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the direct ship model we have employed since the launch of CUBICIN in the U.S.

In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD has agreed to provide various clinical, laboratory, GMP and other research and testing services.

Competition

CUBICIN is currently approved in the U.S. for the treatment of cSSSI caused by certain Gram-positive bacteria, and for the treatment of S. aureus bloodstream infections (bacteremia), including right-sided infective endocarditis caused by MRSA and MSSA. There are many currently approved antibiotics used to treat these types of infections. The most commonly prescribed antibiotics for susceptible strains of bacteria are: first-generation cephalosporins, such as cefazolin, and semi-synthetic penicillins, such as oxacillin and nafcillin. For the treatment of resistant organisms, the most commonly prescribed treatments are vancomycin and linezolid. All of these antibiotics, except linezolid, which is marketed as Zyvox, and Tygacycline, a broad spectrum antibiotic which is marketed as Tygacil, are distributed by generic manufacturers at low cost. In addition, there are drug candidates in development, examples of which are dalbavancin, telavancin, ceftobiprole, oritavancin, and ceftaroline, which, if approved, would compete in the IV antibiotic market. Currently, NDAs for dalbavancin and telavancin are before the FDA. Both seek approval for the treatment of cSSSI.

Government Regulation

Overview

Our development, manufacture and marketing of pharmaceutical drugs is subject to extensive regulation by numerous governmental agencies within the jurisdictions where we choose to market our products, principally the FDA in the United States, the European Medicines Agency, or EMEA for EU member states, and by various country-specific regulatory bodies in other countries. These regulations define not only the form and content of safety and efficacy data regarding a proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures. All of these regulations and required oversight are intended to ensure the efficacy, safety and consistency of pharmaceuticals. The time and expense involved in meeting the requirements to obtain and maintain regulatory approvals are quite substantial.

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

New Drug Application: All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in a New Drug Application, or NDA, to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the Food Drug and Cosmetic Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required.

In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. Cubist was granted such a Priority Review after the CUBICIN NDA was submitted in 2002; and in 2005 after submission of the sNDA for the expansion of the CUBICIN label for the treatment of S. aureus bacteremia and endocarditis.

Hatch-Waxman Act: Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like CUBICIN. The law also provides incentives by awarding, in certain circumstances, non-patent marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity in addition to any patent protection the drug product may have. The Hatch-Waxman Act provides five years of “new chemical entity”, or NCE, marketing exclusivity to the first applicant to gain approval of a NDA for a product that does not contain an active ingredient found in any other approved product. The FDA granted CUBICIN five years of NCE exclusivity, which expires on September 12, 2008. During this five-year period, the FDA is prohibited from accepting any Abbreviated New Drug Application, or ANDA, for a generic drug. The FDA is also prohibited from accepting any NDA during this five-year period where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application. The five-year exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use. The FDA granted CUBICIN three years of exclusivity, which expires on May 25, 2009, for the additional indication of Staphylococcus aureus, or S. aureus, bloodstream infections (bacteremia). However, this exclusivity only protects against the approval of ANDAs and 505(b)(2) applications for the protected use and will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain patent information for listing in “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the “Orange Book”. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product(s). A certification that each listed patent is invalid or will not be infringed by the marketing of the applicant’s product is called a “Paragraph IV certification.” If a Paragraph IV certification is filed, the ANDA or 505(b)(2) applicant must also provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed. If the ANDA or

505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)2) application four years after approval of the NDA. However, if the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Because a significant portion of patent life can be lost during the time it takes to obtain regulatory approval, the Hatch-Waxman Act also provides for the extension of patents to compensate for the lost patent term. Only one patent claiming the product or its approved method of use is eligible for patent term restoration, and the application for restoration must be approved by the United States Patent and Trademark Office, in consultation with FDA. The maximum period of restoration cannot exceed 5 years, or restored the total remaining term of the patent to greater than 14 years from the date of FDA approval of the product.

The EMEA Process

In the EU, the EMEA requires approval of a marketing authorization application, or MAA before a pharmaceutical drug is brought to market in EU member states. In many EU countries, pricing negotiations also must take place before the product is sold.

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

Our Employees

As of February 1, 2007, we had approximately 410 full-time employees, approximately 134 of whom were engaged in research and development and approximately 276 of whom were engaged in management, marketing, sales, administration and finance. We consider our employee relations to be good.

Our Executive Officers and Directors

Michael W. Bonney	48	President, Chief Executive Officer and Director
Lindon M. Fellows	55	Senior Vice President, Technical Operations
Oliver S. Fetzer, Ph.D., MBA	42	Senior Vice President, Corporate Development, Research and Development
Christopher D.T. Guiffre, J.D., MBA	38	Senior Vice President, General Counsel & Secretary
David W.J. McGirr, MBA	52	Senior Vice President & Chief Financial Officer
Robert J. Perez, MBA	42	Senior Vice President, Commercial Operations
William Pullman, M.D., Ph.D.	52	Senior Vice President, Chief Medical Officer
Gordon L. Archer M.D. (2) (4)	63	Director
Kenneth M. Bate, MBA (1)	56	Lead Director
Sylvie Grégoire, Pharm. D. (3) (4)	45	Director
David W. Martin, Jr., M.D. (2) (4)*	66	Director
Walter R. Maupay, Jr., MBA (2) (3)*	68	Director
Martin Rosenberg, Ph.D. (3) (4)	61	Director
J. Matthew Singleton, MBA, CPA (1)*	54	Director
Martin H. Soeters (1) (3)	52	Director
Michael B. Wood, M.D. (2)*	63	Director

(1)          Member of Audit Committee

(2)          Member of Compensation Committee

(3)          Member of Corporate Governance and Nominating Committee

(4)          Member of Scientific Affairs Committee

*                    Chair of Committee

Mr. Bonney has served as our President & Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President & Chief Operating Officer. From 1995 to 2001, he held various positions of increasing responsibility at Biogen, Inc., a biopharmaceutical company, including Vice President, Sales and Marketing from 1999 to 2001. While at Biogen, Mr. Bonney built the commercial infrastructure for the launch of Avonex. Prior to that, Mr. Bonney held various positions of increasing responsibility in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director. Mr. Bonney received a B.A. in Economics from Bates College. Mr. Bonney is a director of NPS Pharmaceuticals, Inc., a biopharmaceutical company, and serves on the Board of Trustees of the Beth Israel Deaconess Medical Center and Bates College.

Mr. Fellows has served as our Senior Vice President, Technical Operations since August 2005. From July 2004 until August 2005 Mr. Fellows was Vice President, Corporate Quality Assurance of Millennium Pharmaceuticals, a biopharmaceutical company, where he was responsible for ensuring product quality and compliance to both U.S. and international requirements. From July 1995 until July 2004, Mr. Fellows held various positions of increasing responsibility at DSM Life Sciences Products, including Managing Director, Director of Quality Compliance, and Vice President of Quality Assurance and Regulatory Affairs with responsibility for antiinfectives, fine chemicals, and food sciences. Mr. Fellows holds a B.S. in Microbiology from Colorado State.

Dr. Fetzer has served as our Senior Vice President, Corporate Development, Research and Development since July 2004. From January 2003 to July 2004, he served as our Senior Vice President, Corporate Development and Chief Business Officer. From July 2002 to January 2003, he served as our

Senior Vice President, Business Development. Prior to joining Cubist, he served as Vice President and Director from 2000 to 2002, as Manager from 1997 to 2000, as Project Leader from 1995 to 1997 and as Consultant from 1993 to 1995 at The Boston Consulting Group. While there, he focused on domestic and international strategic issues, predominantly in the healthcare industry, covering all functions of the pharmaceutical value chain. Dr. Fetzer received a B.S. in Biochemistry from the College of Charleston (South Carolina), a Ph.D. in Pharmaceutical Sciences from the Medical University of South Carolina and an M.B.A. from Carnegie Mellon University. Dr. Fetzer is a director of Auxilium Pharmaceuticals, Inc., a pharmaceuticals company.

Mr. Guiffre has served as our Senior Vice President, General Counsel and Secretary since January 2004. He served as our Vice President, General Counsel and Secretary from December 2001 to December 2003. From 1997 to 2001, Mr. Guiffre held various positions of increasing responsibility at Renaissance Worldwide, Inc., a provider of information technology consulting services, including Counsel, Corporate Counsel and Director of Legal Affairs, and Vice President, General Counsel and Clerk. Prior to joining Renaissance Worldwide, he was an Associate at Bingham McCutchen LLP, a national law firm. He received a B.S. in Marketing from Babson College, a J.D. from Boston College Law School, and an M.B.A. from Boston College Carroll School of Management. Mr. Guiffre is a member of the Massachusetts Bar.

Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. From 1999 to 2002, Mr. McGirr was the President and Chief Operating Officer of hippo inc, an internet technology, venture-financed company. Mr. McGirr served as a member of hippo’s Board of Directors from 1999 to 2003. From 1996 to 1999, he was the President of GAB Robins North America, Inc., a risk management company, serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995, Mr. McGirr served in various positions within the S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an M.B.A. from The Wharton School at the University of Pennsylvania.

Mr. Perez has served as our Senior Vice President, Commercial Operations since July 2004. From August 2003 to July 2004 he served as our Senior Vice President, Sales and Marketing. Prior to joining Cubist, he served as Vice President of Biogen, Inc.’s CNS Business Unit where he was responsible for leading the U.S. neurology franchise. From 1995 to 2001 he served as a Regional Director, Director of Sales, and Avonex® Commercial Executive at Biogen. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals, ultimately serving as Regional Business Director, responsible for sales, marketing and national accounts for the Western Regional Business Unit. Mr. Perez is a director of Epix Pharmaceuticals, Inc., a biopharmaceuticals company. Mr. Perez received a B.S. from California State University, Los Angeles and an M.B.A. from The Anderson School at UCLA.

Dr. Pullman has served as our Senior Vice President and Chief Medical Officer since May 2006. From July 2005 to May 2006, he served as Senior Vice President, Exploratory Development at TransForm Pharmaceuticals, where he built and led the clinical group to support product development efforts. From October 2004 to July 2005, Dr. Pullman served as Senior Vice President, Clinical and Exploratory Pharmacology at Sanofi-Aventis, a pharmaceutical company. From April 2004 until October 2004, Dr. Pullman served as Senior Vice President of Clinical Discovery and Human Pharmacology at Aventis, providing scientific leadership in the early clinical development of pharmaceutical products. From July 2001 until April 2004, Dr. Pullman was Vice President of Clinical Discovery and Human Pharmacology at Aventis. From 1995 to 2001, he held numerous positions at Eli Lilly & Company, a pharmaceuticals company, including serving as Medical Leader for the development and regulatory submission of Cialis. Dr. Pullman’s industry experience began at Pfizer Inc., a pharmaceutical company, from 1992 to 1995, where he served as a clinical pharmacologist. He is a fellow of the Royal Australian College of Physicians and received his Ph.D. in Immunology from the Australian National University, and M.B., B.S. (M.D. equivalent) from the University of Western Australia.

Dr. Archer has served as one of our directors since September 2006. Since 2005, he has been Associate Dean for Research at Virginia Commonwealth University (VCU) School of Medicine, and, since 2003, Director of the school’s M.D./Ph.D. program. Additionally, Dr. Archer has served as Professor of Medicine and Microbiology/Immunology at VCU since 1985 and, from 1992 to 2005, served as Chairman of the Division of Infectious Diseases at the school. Since 1975, Dr. Archer has held various faculty roles at VCU and began his career as an Instructor of Medicine in 1974 at the University of Michigan Medical School. He is a previous member and chair of the National Institutes of Health (NIH) Study Section on Bacteriology and Mycology and the NIH Study Section on Drug Discovery and Mechanisms of Resistance to Antimicrobials. Additionally, Dr. Archer was a member of the Food and Drug Administration’s Antiinfective Advisory Board and he is currently on the Scientific Advisory Board of Micuron Pharmaceuticals. He received a B.A. in Pre-med and German from Washington and Lee University in Virginia, and his M.D. from the University of Virginia School of Medicine.

Mr. Bate has served as one of our directors since June 2003 and became our lead director in June 2006. Since January 2007, Mr. Bate has been President and Chief Executive Officer and a director of Nitromed, Inc., a pharmaceutical company. From March 2006 until January 2007, Mr. Bate was Chief Operating Officer and Chief Financial Officer of Nitromed. From 2002 to January 2005, Mr. Bate was head of commercial operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc. In 1999, Mr. Bate co-founded JSB Partners, an investment banking and transaction advisory firm serving the biopharmaceutical industry. He was a partner at JSB Partners through 2002. From 1997 to 1999, Mr. Bate served as Senior Managing Director and Chief Executive Officer of MPM Capital, LP, a venture capital company. He was also an advisor to BB Bioventures, a venture capital fund. Mr. Bate’s life sciences industry experience also includes six years at Biogen, Inc., a biotechnology company; from 1993 to 1996 as the company’s vice president of sales and marketing, and as Chief Financial Officer from 1990 to 1993. Mr. Bate is a director of Coley Pharmaceutical Group, a biopharmaceutical company. Mr. Bate received his B.A. degree in Chemistry from Williams College, and an MBA from The Wharton School of the University of Pennsylvania.

Dr. Grégoire has served as one of our directors since June 2006. From 2004 to 2005, Dr. Grégoire served as President and Chief Executive Officer of GlycoFi, Inc., a biotherapeutics company. From 2003 to 2004, Dr. Grégoire was a consultant to the biopharmaceuticals industry. From 2001 through 2003, Dr. Grégoire served as Executive Vice President, Technical Operations, of Biogen Idec Inc., a biotechnology company, and from 1995 to 2001, she held various roles of increasing responsibility with Biogen. Prior to Biogen, Dr. Grégoire held clinical research and regulatory roles with Merck & Co., a pharmaceuticals company. She is currently a director of IDM-Pharma, a biopharmaceuticals company, and Caprion Pharmaceuticals, Inc., a biotechnology company. She received her Pharm.D. degree from the State University of New York at Buffalo and her pharmacy graduate degree (Bachalaureat en Pharmacie) from the Université Laval, Quebec City.

Dr. Martin has served as one of our directors since October 1997 and as our lead director from October 2004 until June 2006. Since 2004, he has been the Founder, Chairman, and Chief Executive Officer of AvidBiotics Corporation, a biotechnology company. In 2003, he was Chairman and Chief Executive Officer of GangaGen, Inc., a biotechnology company. From July 1997 until April 2003, Dr. Martin served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc., a biotechnology company. From 1995 to 1996, Dr. Martin was President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company. During 1994 and through May 1995, Dr. Martin served as Senior Vice President of Chiron Corporation, a biopharmaceutical company. From 1991 to 1994, Dr. Martin served as Executive Vice President of DuPont Merck Pharmaceutical Company. From 1983 to

1990, Dr. Martin was Vice President and then Senior Vice President of Research and Development at Genentech, Inc., a biopharmaceutical company. Prior to 1983, Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California, San Francisco. Dr. Martin is also Lead Director of Varian Medical Systems, Inc., a medical equipment and software supplier. Dr. Martin received an M.D. from Duke University.

Mr. Maupay has served as one of our directors since June 1999. From January 1995 to June 1995, Mr. Maupay served as Group Executive of Calgon Vestal Laboratories, a division of Bristol-Myers Squibb Corporation. From 1988 to 1995, Mr. Maupay served as President of Calgon Vestal Laboratories, a subsidiary of Merck and Company. From 1984 to 1988, Mr. Maupay served as Vice President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of SyntheMed, Inc., a biomaterials company, and PolyMedica Corporation, a healthcare distribution company. He is also a director and non-executive chair of Kensey Nash Corporation, a medical device company. Mr. Maupay received his B.S. in Pharmacy from Temple University and an M.B.A. from Lehigh University.

Dr. Rosenberg has served as one of our directors since March 2005. Since 2003, Dr. Rosenberg has been the Chief Scientific Officer of Promega Corporation, a biotechnology company. From 2001 to 2003, Dr. Rosenberg served as Vice President, Research and Development of Promega Corporation. From 2000 until 2001, Dr. Rosenberg was Senior Vice President, Anti-Infectives, Drug Discovery at GlaxoSmithKline, a pharmaceutical company. From 1996 until 2000, Dr. Rosenberg was Senior Vice President, Anti-Infectives at SmithKline Beecham Corporation, the predecessor company to GlaxoSmithKline. Prior to 2000, Dr. Rosenberg held a variety of roles of increasing responsibility with SmithKline Beecham Corporation. Before joining SmithKline Beecham, Dr. Rosenberg spent 10 years at the National Institutes of Health and was a Section Chief at the National Cancer Institute. Dr. Rosenberg is a director of Promega Corporation, the Medical College of Wisconsin Research Foundation, Nereus Pharmaceuticals, Inc., a pharmaceutical company, Anacor Pharmaceuticals, a pharmaceutical company, and Scarab Genomics, a biotechnology company. He also serves as a member of the Advisory Council for the National Institutes of Allergy & Infectious Diseases at the National Institute of Health. He participates on a variety of academic and industry Scientific Advisory Boards and holds an adjunct Professorship at the University of Wisconsin, Department of Bacteriology, Madison, WI. Dr. Rosenberg is Editor-in-Chief of Current Opinions in Biotechnology, a Senior Editor of the Journal of Bacteriology and a member of several other journal Editorial Boards. Dr. Rosenberg received a B.A. degree from the University of Rochester and a Ph.D. from Purdue University.

Mr. Singleton has served as one of our directors since June 2003. From 2000 to the present, he has served as Executive Vice President and Chief Financial Officer of CitationShares, LLC, a majority-owned subsidiary of Cessna Aircraft Company and Textron Inc. From 1994 to 1997, Mr. Singleton served as a Managing Director, Executive Vice President and Chief Administrative Officer of CIBC World Markets, an investment banking firm. Previous to that, he served in a variety of roles from 1974 until 1994 at Arthur Andersen & Co., a public accounting firm, ending his tenure there as Partner-In-Charge of the Metro New York Audit and Business Advisory Practice. During 1980 and 1981, he served as a Practice Fellow at the Financial Accounting Standards Board. Mr. Singleton served as a director of Salomon Asset Reinvestment Company from 1998 to 2006. He received an A.B. in Economics from Princeton University and an M.B.A. from New York University. Mr. Singleton is a Certified Public Accountant.

Mr. Soeters has served as one of our directors since September 2006. Since 2000, Mr. Soeters has served as President of Novo Nordisk and Senior Vice President of Novo Nordisk North America, a healthcare company. From 1998 to 2000, he served as Senior Vice President International Marketing at Novo Nordisk Denmark, and from 1994 to 1998 he served as Managing Director of Novo Nordisk France. From 1992 to 1995, Mr. Soeters was Managing Director at Novo Nordisk Belgium, and in 1991, he was International Marketing Director at Novo Nordisk Denmark. Prior to that time, he held various sales and marketing positions at Novo Nordisk in the Netherlands between 1980 and 1991. Mr. Soeters is a member of the Board of Overseers of the Joslin Diabetes Center, a Trustee of the HealthCare Institute of New Jersey, and since 2005, a member of the Biotechnology Industry Organization (BIO) Board. From 2004-2006, he served on the Board of Directors of the Pharmaceutical Research and Manufacturers of America (PhRMA) in Washington, D.C. Mr. Soeters studied meteorology, as well as sales, product and marketing management in the Netherlands, and he also attended the Stanford Executive Program.

Dr. Wood has served as one of our directors since March 2005. Dr. Wood is currently an Orthopedic Surgeon and retired President-emeritus of the Mayo Foundation and Professor of Orthopedic Surgery, Mayo Clinic School of Medicine. He was previously Chief Executive Officer of the Mayo Foundation from 1999 until 2003. Prior to 1999, Dr. Wood held a variety of roles within the Mayo Clinic. Dr. Wood is a director of Steris Corporation, a medical sterilization company, Assistive Technology Group, Inc., a rehabilitation and durable medical equipment company, and Visionshare, Inc., a software company. Dr. Wood is also a director of SingHealth, an integrated health system in Singapore and a member of the board of overseers of the Baldrige National Quality Award. Dr. Wood received a B.A. degree from Franklin and Marshall College, an M.D., C.M. degree from McGill University and an M.S. degree from the University of Minnesota.

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

Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not continue to be widely accepted for the treatment of cSSSI and may not be widely accepted for treatment of the new indication S. aureus bacteremia, including right-sided endocarditis caused by MRSA and MSSA, by physicians, patients, third-party payors, or the medical community in general.

We have invested a significant portion of our time and financial resources in the development of CUBICIN. We anticipate that for the foreseeable future our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and launched in the United States in November 2003. On May 25, 2006, the FDA approved CUBICIN for the additional indication of S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

At year-end 2006, we had just over three years experience as to the sales of this product, and two quarters of sales since the approval of the new indication. Accordingly, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI or that CUBICIN will be widely accepted for the treatment of S. aureus bacteremia, including those with right-sided infective endocarditis, caused by MRSA and MSSA. Further, CUBICIN currently competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against new antiinfective drugs whose approval is anticipated in the near future and others that are in development at other companies.

The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including:

•       the continued safety and efficacy of CUBICIN, including any unanticipated adverse reactions to the drug in patients;

•       the advantages and disadvantages of CUBICIN compared to alternative therapies;

•       our ability to educate the medical community about the safety and efficacy of CUBICIN;

•       the reimbursement policies of government and third-party payors;

•       the level of access that our sales force has to physicians who are likely to prescribe CUBICIN;

•       our continued ability to sell CUBICIN in the outpatient and home infusion settings, where a significant portion of the market opportunity exists and is expected to grow;

•       the market price of CUBICIN as compared to alternative therapies and physicians and third-party payers attitudes towards the relative value of CUBICIN versus other therapies; and

•       the ability of target organisms to develop resistance to CUBICIN.

We cannot be sure that physicians, patients, third-party payors, or the medical community in general will continue to accept and utilize CUBICIN. Even if the medical community accepts that CUBICIN is safe and efficacious for its approved indications and any future approved indications, physicians may choose to restrict the use of CUBICIN due to antibiotic resistance concerns, and both physicians and pharmacy departments may choose other currently-marketed or later-approved antibiotics on the basis of cost, availability of reimbursement, convenience, safety, efficacy, or other factors.

Because CUBICIN is the only product that we sell currently and, given our current pipeline drug candidates, will sell for the foreseeable future, any impediment to the success of this product would have a significant effect on our business and financial results.

If we are unable to maintain satisfactory sales and marketing capabilities, we may not succeed in commercializing CUBICIN.

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We added 36 sales territories during the first quarter of 2006. Therefore, our expanded U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in the United Kingdom, Ireland, Benelux, Spain, Austria, Denmark, Finland, Norway and Germany in 2006. Even if we or our international partners obtain additional approvals to market CUBICIN in one or more of the countries in which our partners intend to commercialize CUBICIN pursuant to our license agreement with Novartis or our other current or future collaborations, we cannot guarantee that we or our partners will be successful in marketing CUBICIN in international markets.

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

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd. and others, Zyvox, marketed by Pfizer, Inc., Synercid, marketed by King Pharmaceuticals, Inc., and Tygacil, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, in 2007, Pfizer could receive FDA approval to market Dalbavancin in the United States and Theravance, Inc. could receive FDA approval to market Telavancin. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

Any inability on our part to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

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

In order to offset the risk of a single-source API supplier, we currently hold a safety stock of API. Any disaster at the facility where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock, would heighten the risk that we face from having only one supplier of API.

In addition, we do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira Worldwide, Inc. or Hospira, and Cardinal Health PTS, LLC, or Cardinal, to manufacture and supply to us finished product.

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

Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the United States for finishing, packaging and labeling. While in transit, our API, each shipment of which is of significant value, could be lost or damaged. Moreover, at any time after shipment to the United States, our API could be lost or damaged as it is stored at ICS and moves through our finished product manufacturers. Appropriate risk mitigation steps have been taken and insurance is in place. However, depending on when in this process the API is lost or damaged, we may have limited recourse for recovery against our finished product manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our API. We are also subject to financial risk from volatile fuel costs due to shipping CUBICIN API to the United States, as well as shipping of finished product within the United States and to our international distribution partners for packaging, labeling and distribution.

We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability in Italy. In any such event, the supply of CUBICIN API stored at ACS could also be impacted.

While we have reduced the cost of producing CUBICIN in recent years, we cannot guarantee that we will be able to continue to reduce the costs of commercial scale manufacturing of CUBICIN over time. If the manufacturing costs of CUBICIN remain high, it may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if our partners do not obtain approval to market CUBICIN for any additional indications, or if they do not receive approvals to market CUBICIN at all or, if they fail to fulfill certain post-approval requirements of the FDA relating to CUBICIN.

We may seek regulatory approval for additional indications for CUBICIN. To do so, we would need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. Our revenues may not grow as expected and our business and operating results may be harmed if additional indications for CUBICIN are not approved in the United States.

In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In July 2006, Novartis filed an additional MAA with the EMEA for an expanded label in the EU based on the results of our S. aureus bacteremia and endocarditis trial. We cannot be sure that the EMEA will approve this application or do so on a timely basis. Novartis and our other collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In addition, the FDA approval to market CUBICIN in the United States for the treatment of cSSSI requires that we conduct a Phase 4 clinical trial to assess the safety, efficacy and pharmacokinetics of CUBICIN in renal impairment patients with cSSSI who also have various degrees of renal impairment, including those that require dialysis. Clinical sites began screening for eligible subjects for our Phase 4 renal impairment study in February 2005. Enrollment of eligible subjects in this study had been difficult and slower than expected. A meeting with the FDA to discuss these issues took place in December 2006. After the meeting, the FDA replaced the original requirement with two steps. The first step is to conduct a Phase 4 clinical trial to assess the pharmacokinetics of CUBICIN in non-infected subjects who are on hemodialysis or Continuous Ambulatory Peritoneal Dialysis. For step two, once this pharmacokinetic study is completed, the FDA will require a Phase 4 study to assess the efficacy and safety of CUBICIN in infected patients (cSSI and S. aureus bacteremia) with moderate and severe (on dialysis) renal impairment.

In connection with the recent FDA approval to market CUBICIN in the United States for S. aureus bacteremia, including those with right-sided infective endocarditis, we will be required to design and complete a Phase 4 clinical trial evaluating the potential impact of CUBICIN in combination therapy in the treatment of S. aureus infective endocarditis. The protocol for this trial was submitted in December 2006. We also are working on a pediatric development plan as a follow-up to the single dose Phase 1 pharmacokinetic study in pediatric patients that we completed in 2006 and anticipate a discussion with the FDA on next steps in pediatrics in the first half of 2007.

Our business would be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN in respect to combination therapy or patients with renal impairment.

In addition, adverse medical events that occur during the Phase 4 clinical trials or during commercial marketing could result in the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline.

If we are unable to discover, in-license, or acquire drug candidates, we will not be able to implement our current business strategy.

Our approach to drug discovery is unproven. Notwithstanding the investment of significant resources to research and development over the years since Cubist was founded, we have not reached the stage of clinical testing in humans of any drug candidates developed from our drug discovery program. We cannot assure you that we will reach this stage for any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop. While we are researching other drug candidates for potential clinical development, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a drug product.

Our drug product, CUBICIN, and most of our other current and former drug candidates are the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the antiinfective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than Cubist. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or we believe are not justified by market potential. Such competition and higher prices is most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business.

If we are unable to discover or acquire promising candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them. For example in February 2004, we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH. Also, in April 2004, we discontinued, as a result of data from human clinical research studies, development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah. More recently, we announced in the third quarter of 2006 that we have decided not to make any further investment in the development of HepeX-B while we evaluate our strategic options for this drug candidate. Failure to develop new drug candidates successfully would have a material adverse effect on our business, operating results and financial condition.

If pre-clinical or clinical trials for our drug candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business.

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

Furthermore, there are a number of additional factors that may cause delays in our clinical trials. We have limited experience in conducting pre-clinical testing or clinical trials. The rate of completion of our clinical trials is also dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. For example, the limited number of patients each year who receive liver transplants for Hepatitis B, the target population for our drug candidate HepeX-B, in part led us to discontinue investment in clinical development of HepeX-B. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. For example, our clinical trial to determine the safety and efficacy of using CUBICIN to treat bacteremia with known or suspected endocarditis experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization. To date, we have not obtained government approval in the United States for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the European Union for the indication of cSSTI and in Argentina for cSSSI, our collaborator, TTY Biopharm Co. Ltd has received approval for marketing CUBICIN in Taiwan for cSSSI, and our collaborator, Medison Pharma, Ltd., has received approval for marketing CUBICIN in Israel for the same indications for which we have approval in the United States. We and our partners are pursuing approvals for CUBICIN in various other countries. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. We have limited experience conducting clinical trials. The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could cause them to be repeated or extended, or a program to be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and can even effect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements.

Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals.

The FDA may change its approval requirements or policies for antibiotics, or apply interpretations to its requirements or policies, in a manner that could delay or prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN that we may seek in the United States.

Regulatory requirements for the approval of antibiotics in the United States may change in a manner that requires us to conduct additional large-scale clinical trials, which may delay or prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN that we may seek. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

In 2006, the FDA, for certain types of antibiotics, refused to accept successfully completed non-inferiority studies as the basis for approval. Instead, the FDA is requiring for some antibiotic products, or other trials involving comparator antibiotics, placebo-controlled trials demonstrating the superiority of a drug candidate to placebo before considering approval. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. In addition, the FDA has not issued guidance articulating new standards or policies for demonstrating the safety and efficacy of antibiotics, and has not indicated whether all antibiotics would require superiority studies for FDA approval. The lack of guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the United States. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN in the United States for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval.

Moreover, recent events, including complications arising from FDA-approved drugs have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory approvals. In particular, non-inferiority studies have come under scrutiny from Congress, in part because of a congressional investigation as to the safety of Ketek®, an antibiotic approved by the FDA on the basis of non-inferiority studies. Certain key members of Congress have asked the U.S. Government Accountabilty Office (GAO), an independent, nonpartisan arm of Congress, to investigate the FDA’s reliance on non-inferiority studies as a basis for approval. Congress may draft, introduce, and pass legislation that could significantly change the approval of antibiotics by the FDA.

The increased scrutiny by Congress and regulatory authorities may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements on pharmaceutical products generally, and particularly in our areas of focus. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing any new antibiotic product candidates and any additional indications for CUBICIN, generating revenues, and achieving and sustaining profitability.

If we are unable to generate revenues from any drug products other than CUBICIN, our ability to create long-term shareholder value may be limited.

Apart from CUBICIN, we have no other drug products that have been approved by the FDA, and our current pipeline does not include any drug candidates that are in clinical development. Because of the long development time of drug candidates, even once they are in clinical development, none of the drug candidates that we are currently developing, even if one were to overcome the significant hurdles of a pre-clinical candidate ever making it to the commercial market, would generate revenues for many years. Unless and until we are able to develop, in-license or acquire other successful drug products, we will continue to rely solely on CUBICIN for our sales revenues. If we are unable to bring any of our current or future drug candidates to market, or to acquire any marketed drug products, our ability to create long-term shareholder value may be limited.

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

The primary composition of matter patent covering CUBICIN in the United States has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted with respect to any of our pending patent applications for CUBICIN, our other drug candidates, or our research technologies or with respect to any patent applications filed by us in the future; nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting CUBICIN, our other drug candidates or our other technology.

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

Of particular concern for a company like ours, having one marketed product, is that third parties may seek to market generic versions of CUBICIN by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us are invalid, unenforceable and/or not infringed, a so-called Paragraph IV filing. From 1997 through 2002, about one third of all new chemical entities, such as daptomycin, the chemical ingredient in CUBICIN, have been the subject of a Paragraph IV filing. September 2007 will be the first opportunity under United States patent law, for a generic company to make a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable.

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

We have and may in the future engage in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements.

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

Beyond the specific concerns addressed above, intellectual property laws and regulations are constantly changing, and vary amongst different jurisdictions around the world, in ways that may affect our ability to protect or enforce our rights.

Third-party patent and intellectual property rights may interfere with our ability to commercialize drug products and research technologies.

Because the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions, there can be no assurance that the patents owned and licensed by us, or any future patents, will ensure that others will not be issued patents in the United States and elsewhere that may prevent the sale of our drug products or require licensing and the payment of significant fees or royalties. Moreover, to the extent that any of our drug products or methods infringe the patents of a third party, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed in those patents, we will be adversely affected. Patent disputes are frequent and can preclude the commercialization of products. If our drug candidates, drug products, or processes are found to infringe the patents of others or are found to impermissibly utilize the intellectual property of others, our development, manufacture and sale of any such infringing drug candidates or drug products could be severely restricted or prohibited. We may be unable to avoid infringement of a third-party patent and may have to obtain a license, defend an infringement action, or challenge the validity of a patent in a court of law or agency of competent jurisdiction. A license may be unavailable on terms and conditions acceptable to us, if at all. Intellectual property litigation can be expensive and time-consuming, and we may be unable to prevail in any such litigation or devote sufficient resources to pursue such litigation. If we do not obtain an appropriate license, if we are found liable for patent infringement or trade secret misappropriation, or if we are not able to have such patents declared invalid and/or unenforceable, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, and/or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Historically, we have been highly dependent on our management and scientific and medical personnel. In order to induce valuable employees to remain at Cubist, we have provided options that vest over time. The value to employees of these options is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to a limited number of key employees. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to grow our business according to our business plan, including by developing or acquiring additional drug products, we may become a less attractive place to work for our existing employees and for high quality candidates. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

We have collaborative relationships that may expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license and product supply agreement with Novartis to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis AG acquired Chiron. In December 2006, we entered into a license and product supply agreement with AstraZeneca to seek regulatory approvals and commercialize CUBICIN in China and other countries in Asia, Africa and the Middle East. We have also entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

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

We have manufacturing, collaborative and clinical trial relationships outside the United States, and we expect CUBICIN to be marketed worldwide through licensees and distributors. Consequently, we are, and will continue to be, subject to additional risks related to operating in foreign countries. Associated risks of conducting operations in foreign countries include:

•       differing regulatory requirements for drug approvals in foreign countries;

•       the potential for so-called parallel importing;

•       unexpected adverse events to CUBICIN that occur in foreign markets that we have not experienced in the United States;

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

•       production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•       business interruptions resulting from geo-political actions, including war and terrorism, and natural disasters in other countries.

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

We have incurred substantial losses in the past and may incur additional losses.

Since we began operations, we have incurred substantial net losses in every fiscal period until the third quarter of 2006. We incurred a net loss of $0.4 million for the year ended December 31, 2006 and

$31.9 million for the year ended December 31, 2005. At December 31, 2006, we had an accumulated deficit of $484.2 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We cannot be certain that we will not incur additional operating losses related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot make specific predictions about our future profitability. If we fail to maintain profitability, the market price of our common stock may decline.

We may require additional funds.

Until the third quarter of 2006, we were not a self-sustaining business, and we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We believe that the net proceeds from our recent convertible debt offering, our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, actively seek to acquire or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to our shareholders or us.

We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

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

If our potential drug candidates progress in development or we are able to continue expanding the commercialization of CUBICIN, we will continue to build our organization and require significant additional investment in personnel, management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to manage our continued growth effectively, there could be a material adverse effect on our business.

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

•       If third parties initiate litigation claiming that our brand names infringe their trademarks, we and our collaborators will need to defend against such proceedings; and

•       If third parties file ANDAs with the FDA seeking to market generic versions of our products prior to expiration of relevant patents owned or licensed by us, we may need to defend our patents, including by filing lawsuits alleging patent infringement.

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

Competitors may develop drug products that make our drug products obsolete, less cost effective or otherwise less attractive to use.

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

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and its implementing regulations, altered the manner in which Medicare sets payment levels for many prescription drugs, including CUBICIN. Under this legislation, beginning in 2005, Medicare reimbursement for CUBICIN was based on average sales price, or the ASP, rather than average wholesale price in both the physician office and hospital outpatient settings. This resulted in lower payment rates in 2005 as compared to 2004. Moreover, under this payment methodology the payment rate for CUBICIN is set on a quarterly basis based upon the ASP for previous quarters, and significant downward fluctuations in such reimbursement rate could negatively affect sales of CUBICIN. In addition, further changes to this methodology are possible. There have been a number of legislative and regulatory actions affecting health care systems. The current uncertainty and the potential for adoption of additional changes could affect the timing and amount of our product revenue, our ability to raise capital, obtain additional collaborators and market our products. Medicare payments for CUBICIN can influence pricing in the non-Medicare market as third party payers may base their reimbursement on the Medicare rate. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborators to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

Another relevant aspect of this legislation was the establishment of an expanded, voluntary Medicare prescription drug benefit effective January 1, 2006, commonly known as Medicare Part D. Although Cubist was already and continues to be covered by Medicare Part B, and the Part D benefit was intended to cover products that were not previously covered by Medicare, such as oral medications, CUBICIN is covered under this benefit by some of the private insurance companies that contract with Medicare to offer Part D plans. These companies have considerable discretion as to the drugs provided through such offerings. Although we do not expect many Medicare beneficiaries to obtain CUBICIN through Medicare Part D (and the preexisting Medicare coverage of CUBICIN will continue unchanged), some products that are competitive with CUBICIN but were not previously covered by Medicare are now covered by Medicare through Part D. If such new coverage causes physicians to prescribe products competitive with CUBICIN instead of CUBICIN, our product sales could suffer. Because Part D has been implemented for only one year the significant variations in drugs offered by plans and beneficiary cost sharing obligations among the plans, and the limited information available on experience to date, we cannot yet conclude what impact the establishment of Medicare Part D has had or will have on sales of CUBICIN.

Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as possible legislative changes to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the United States, certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators or may negatively impact our sales revenue in those countries.

Our products will be subject to ongoing regulatory review.

Regulatory approvals in the United States and elsewhere can be conditioned on certain factors that may delay the marketing of drug products and increase the cost of developing, manufacturing, or marketing drug products. Our company, our drug products, the manufacturing facilities for our drug products and our promotion and marketing materials are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including good manufacturing practices, or GMP, regulations, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product that we are developing or commercializing, further regulatory approval will be required. Failure to comply with manufacturing and other post-approval regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

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

Our use of hazardous materials, chemicals, microorganisms and radioactive compounds exposes us to potential liabilities.

Our research and development involves the controlled use of hazardous materials, chemicals, viruses, bacteria and various radioactive compounds. We are subject to numerous environmental and safety laws and regulations. We are subject to periodic inspections for possible violations of these laws and regulations. Any such violation and the cost of compliance with any resulting order or fine could adversely effect our operations. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or a determination of non-compliance, we could be held liable for significant damages or fines.

If we are unable to adequately protect our confidential, electronically stored, transmitted and communicated information, it could significantly harm our business.

In our business, we store electronically large amounts of scientific, technical, employee, customer and other data. The amount of confidential, digital information that we store and that we transmit and communicate to third parties continues to grow as technology continues to evolve. If we have inadequate security to protect this information from a breach and/or if such a breach should occur, crucial confidential information about our research, development, employees, customers and future prospects could be unintentionally disclosed. In addition, our information could be improperly disclosed if we are unable to restrict what third parties with whom we share such information may do with the information, or how long they may access it. If our competitors were able to acquire our confidential information, our business and future prospects could be harmed.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our stock could decline.

The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to downward fluctuations in response to a variety of factors, including the following:

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

•       expectations in the financial markets that Cubist may or may not be the target of potential acquirors;

•       our failure to develop additional drug candidates and commercialize additional drug products;

•       issuances of debt or equity securities;

•       significant lawsuits, including stockholder litigation;

•       the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community; and

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

As of January 1, 2007, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 42% of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence the election of all of our directors and to significantly influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 3.                LEGAL PROCEEDINGS

In response to an inquiry from the Company, the staff of the Boston office of the Securities and Exchange Commission has stated that it does not presently intend to make an enforcement recommendation to the Commission with regard to the Company arising from the investigation referenced on page 40 of our Form 10-Q for the third quarter of 2006. The Company understands that this advice is subject to the guidelines in the final paragraph of Securities Act Release No. 5310.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Market Information

Cubist’s common stock is traded on the NASDAQ Global Select MarketSM under the symbol CBST. The following table shows the high and low sales price for Cubist’s common stock as reported by the NASDAQ Global Select MarketSM for each quarter in the years ended December 31, 2006 and 2005.

	Common Stock Price
	2006		2005
	High	Low	High	Low
First Quarter	$25.30	$19.84	$12.21	$9.78
Second Quarter	$26.77	$18.63	$13.54	$8.64
Third Quarter	$25.40	$19.56	$21.56	$12.90
Fourth Quarter	$23.35	$17.82	$23.47	$16.69

Holders

As of February 23, 2007, Cubist had 215 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

None.

Corporate Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the performance of Cubist’s common stock to the NASDAQ Stock Market (U.S.) and to the NASDAQ Pharmaceutical Index from December 31, 2001 through December 31, 2006. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31 of the year indicated.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data presented below for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Statement of Operations Data:
Product revenues, net	$190,320	$113,514	$58,559	$1,673	$—
Other revenues	4,428	7,131	9,512	2,043	11,486
Total revenues, net	194,748	120,645	68,071	3,716	11,486
Costs and expenses:
Cost of product revenues	48,803	32,739	20,249	816	—
Research and development	57,405	51,673	57,182	54,505	59,012
Sales and marketing	56,879	42,331	35,019	21,090	8,703
General and administrative	26,745	19,335	20,234	29,978 (1)	17,471
Total costs and expenses	189,832	146,078	132,684	106,389	85,186
Interest income	10,589	3,292	1,767	2,182	5,199
Interest expense	(15,893)	(9,836)	(13,607)	(13,601)	(13,796)
Other income (expense)	12	125	(59)	(911)	(115)
Net loss	$(376)	$(31,852)	$(76,512)	$(115,003)	$(82,412)
Basic and diluted net loss per common share	$(0.01)	$(0.60)	$(1.86)	$(3.61)	$(2.89)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	54,490,376	53,053,307	41,228,275	31,872,555	28,515,435

(1)          In 2003, Cubist recorded a lease termination charge of $12.9 million related to the planned closure of its UK facility.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$309,169	$101,748	$128,417	$142,429	$151,220
Working capital	303,482	99,004	93,703	90,530	131,268
Total assets	439,035	218,065	215,908	222,558	221,522
Total debt	350,000	165,000	165,000	197,500	210,033
Long-term obligations	351,760	165,000	165,078	195,693	208,022
Stockholders’ equity (deficit)	40,590	16,599	20,846	(18,216)	(6,900)
Dividends	—	—	—	—	—

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. We have one marketed product, CUBICIN, which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic. CUBICIN is approved in the U.S. for the treatment of cSSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. In the EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by certain Gram-positive bacteria and is under regulatory review for an expanded label.

Our focus in 2006 was to continue the successful promotion and development of CUBICIN by seeking additional indications. On May 25, 2006, the FDA approved CUBICIN for the additional indication of S. aureus, bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. We expanded our sales force in the first quarter of 2006 in anticipation of the FDA approval and trained our sales organization on the details of this important new indication in connection with the approval.

In June 2006, we issued $350.0 million aggregate principal amount of 2.25% convertible subordinated notes resulting in net proceeds to Cubist, after debt issuance costs, of $339.1 million. We used a portion of the proceeds from this offering to repay the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty. This prepayment resulted in charges of $5.7 million related to the prepayment penalty and the write-off of debt issuance costs associated with the debt. Our cash, cash equivalents and investments at December 31, 2006 were $309.2 million.

In January 2006, the European Medicines Agency, or EMEA, granted Chiron marketing approval for CUBICIN in the EU, for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In April 2006, Novartis AG acquired Chiron, and, currently, both Novartis AG and its subsidiary Chiron carry out activities under our license agreement. Novartis began its launch of CUBICIN in the United Kingdom, Ireland, Benelux, Spain, Austria, Denmark, Finalnd, Norway and Germany in 2006. In July 2006, Novartis filed an additional marketing authorization application, or MAA, with the EMEA for an expanded CUBICIN label in the EU to include S. aureus bacteremia including infective endocarditis based on the Phase 3 study which supported our May 25, 2006 label expansion. In December 2006, AstraZeneca licensed rights to CUBICIN in China as well as all otherwise unlicensed CUBICIN territories other than Japan. We are seeking to name a CUBICIN partner for Japan, the last unpartnered country outside the U.S.

We continue to sell CUBICIN in the U.S. in accordance with our drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users. This provides us with greater visibility into end-user ordering and reordering trends. We outsource many of our supply chain activities, including: (i) manufacturing and supplying CUBICIN API; (ii) converting CUBICIN API into its finished, vialed and packaged formulation; (iii) managing warehousing and distribution of CUBICIN to our customers; and (iv) performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, regulatory, and commercialization expertise. We are currently working to identify viable Gram-positive and Gram-negative candidates from our lipopeptide program. We are also working with Ilypsa to develop a non-antibiotic, toxin binder therapy for the treatment of C. difficile associated diarrhea (CDAD). In the third quarter of 2006, we decided to discontinue investment in the HepeX-B program and are currently investigating strategic options for this investigational drug to treat patients who have had a liver transplant secondary to Hepatitis B. We continue to evaluate acute care product candidates which we might acquire to build our pipeline.

Since our inception, we have incurred net losses in every fiscal period until the third quarter of 2006 principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of December 31, 2006, we had an accumulated deficit of $484.2 million.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenues

The following table sets forth revenues for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005	% Change
	(in millions)
Product revenues, net	$190.3	$113.5	68%
Other revenues	4.4	7.1	-38%
Total revenues, net	$194.7	$120.6	61%

Product Revenues, net

Net sales of CUBICIN were $190.3 million and $113.5 million in 2006 and 2005, respectively. Gross sales of CUBICIN totaled $199.8 million and $118.6 million for the years ended December 31, 2006 and 2005, respectively, and are offset by $9.5 million and $5.1 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in revenue was primarily due to increased customer volume. Also impacting net product revenues was a 6.6% price increase in October 2005 and an additional 6.5% price increase in May 2006. Included in net product revenues for the year ended December 31, 2006 is $0.8 million of international sales.

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

Other Revenues

Other revenues for the year ended December 31, 2006, were $4.4 million as compared to $7.1 million for the year ended December 31, 2005, a decrease of $2.7 million or 38%. The decrease in other revenues is primarily due to a decrease in revenue related to our 2003 license agreement with Novartis. Other revenues under this agreement totaled $4.0 million for the year ended December 31, 2006 compared to $6.5 million for the year ended December 31, 2005. Other revenues under this agreement recognized in the year ended December 31, 2006 consisted of payments received as a result of regulatory and pricing approvals for CUBICIN in Europe which were recognized as revenue upon their receipt. Other revenues under this agreement recognized in the year ended December 31, 2005 consisted of the recognition of $4.3 million of previously deferred upfront payments and $2.2 million of development revenue. The upfront payments totaled $11.3 million, and included a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years which was completed in September 2005. Also included in other revenues for the year ended December 31, 2006 and 2005 are Small Business Innovation Research, or SBIR, grant revenue of $0.3 million and $0.4 million, respectively.

Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005	% Change
	(in millions)
Cost of product revenues	$48.8	$32.7	49%
Research and development	57.4	51.7	11%
Sales and marketing	56.9	42.3	34%
General and administrative	26.7	19.3	38%
Total costs and expenses	$189.8	$146.0	30%

Cost of Product Revenues

Cost of product revenues were $48.8 million and $32.7 million in the years ended December 31, 2006 and 2005, respectively. Our gross margin for the year ended December 31, 2006, was 74% as compared to 71% for the year ended December 31, 2005, primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $2.5 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the year ended December 31, 2006, was $57.4 million as compared to $51.7 million in the year ended December 31, 2005, an increase of $5.7 million or 11%. The increase in research and development expenses was due primarily to (i) an increase of $9.4 million in payroll, benefits, travel and other employee related expenses due to increased headcount as well as non-cash stock-based compensation charges associated with the implementation of FAS 123(R); (ii) an increase of $2.1 million in collaborations expense due primarily to costs associated with our Ilypsa collaboration which we entered into in the second quarter of 2006; (iii) an increase of $1.2 million in process development costs associated with the development of our lipopeptide program; (iv) an increase of $0.9 million in research grants; (v) an increase of $1.3 million in lab supplies, equipment, and services; (vi) an increase of $0.7 million in non-clinical studies; and (vii) an increase of $0.7 million in publications expense. These increases were offset by (i) a decrease of $6.2 million in clinical study costs due primarily to our decision to discontinue investment in our HepeX-B program as well as the completion of our clinical trial of CUBICIN in the treatment of bacteremia with known or suspected endocarditis caused by S. aureus; (ii) a $1.6 million decrease in medical education expense; and (iii) a $0.7 million decrease in process development costs related to HepeX-B. Additionally, $1.6 million of manufacturing development costs associated with our license agreement with Novartis, and $0.8 million of costs related to the establishment of a second API manufacturer and a second fill-finish manufacturer for our CUBICIN product were incurred in 2005 and were not repeated in 2006.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the year ended December 31, 2006, was $56.9 million as compared to $42.3 million in the year ended December 31, 2005, an increase of $14.5 million or 34%. The increase in sales and marketing expense is primarily due to an increase of $12.4 million in payroll, benefits, travel and other employee related expenses due to our sales force expansion in the first quarter of 2006 and the non-cash stock-based compensation charges associated with the implementation of FAS 123(R). Also included in sales and marketing expense is an increase of $2.8 million in promotional programs.

General and Administrative Expense

General and administrative expense in the year ended December 31, 2006, was $26.7 million as compared to $19.3 million in the year ended December 31, 2005, an increase of $7.4 million or 38%. This increase is primarily due to (i) an increase of $4.7 million in payroll, benefits and other employee related expenses due to headcount growth and the non-cash stock-based compensation charges associated with the implementation of FAS 123(R); (ii) an increase of $1.6 million in professional services; and (iii) an increase of $0.9 million in rent expense due to additional space we have leased at 55 Hayden Avenue in Lexington, MA.

Other Expense, net

The following table sets forth other expense, net for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005	% Change
	(in millions)
Interest income	$10.6	$3.3	222%
Interest expense	(15.9)	(9.8)	62%
Other income	—	0.1	-90%
Total other expense, net	$(5.3)	$(6.4)	(18)%

Interest Income and Expense

Interest income in the year ended December 31, 2006, was $10.6 million as compared to $3.3 million in the year ended December 31, 2005, an increase of $7.3 million or 222%. The increase in interest income was due to a higher average cash balance from June to December 2006 compared to the same period in 2005 as well as higher rates of return on our investments. The higher average cash balance is due to the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.

Interest expense in the year ended December 31, 2006, was $15.9 million as compared to $9.8 million in the year ended December 31, 2005, an increase of $6.1 million or 62%. The increase in interest expense is primarily due to the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes due in November 2008 on June 28, 2006. The early repayment of the $165.0 million aggregate principal amount of 5.5% convertible subordinated notes resulted in charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

Other Income

Other income in the year ended December 31, 2006, was $0 as compared to $0.1 million in the year ended December 31, 2005. Other income for the year ended December 31, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited, which resulted in the return of our original investment in Syrrx.

Years Ended December 31, 2005 and 2004

Revenues

The following table sets forth revenues for the year ended December 31, 2005 and 2004:

	December 31,
	2005	2004	% Change
	(in millions)
Product revenues, net	$113.5	$58.6	94%
Other revenues	7.1	9.5	-25%
Total revenues, net	$120.6	$68.1	77%

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

Other Revenues

Other revenues for the year ended December 31, 2005 were $7.1 million as compared to $9.5 million for the year ended December 31, 2004, a decrease of $2.4 million or 25%. This decrease was primarily due to the recognition in 2004 of $2.5 million of previously deferred license fee revenues related to our 1999 cross license agreement with Diversa upon the expiration of a repayment provision. Other revenues related to our 2003 license agreement with Novartis were $6.5 million and $5.9 million for the years ended December 31, 2005 and 2004, respectively. Under this agreement, we received up-front payments totaling $11.3 million, including a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years which was completed in September 2005. The final $4.3 million of revenue related to these deferred amounts was recognized during the year ended December 31, 2005, as compared to $5.7 million of revenue recognized for the year ended December 31, 2004. Development revenue related to this agreement, included in other revenues, of $2.2 million, was recognized for the year ended December 31, 2005 compared to $0.3 million of development revenue for the year ended December 31, 2004. Also included in other revenues for the years ended December 31, 2005 and 2004 are SBIR grant revenues of $0.4 million and $0.9 million, respectively.

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

Sales and Marketing Expense

Sales and marketing expense in the year ended December 31, 2005, was $42.3 million as compared to $35.0 million in the year ended December 31, 2004, an increase of $7.3 million or 21%. The increase in sales and marketing expense is primarily due to an increase of $6.2 million in salaries, benefits, travel and other employee related expenses due to our sales force expansion in the first quarter of 2005 as well as an increase in expenses in anticipation of the approval by the FDA to expand CUBICIN’s label for use in S. aureus bacteremia with known or suspected endocarditis.

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

Interest expense in the year ended December 31, 2005, was $9.8 million as compared to $13.6 million in the year ended December 31, 2004, a decrease of $3.8 million or 28%. We repaid the remaining outstanding aggregate principal amount of our 8½% senior convertible notes in December 2004. Our remaining debt obligation as of December 31, 2005, related to our $165.0 million aggregate principal amount of our 5½% subordinated convertible notes due in 2008. Interest expense related to our $165.0 million aggregate principal amount of our 5½ % subordinated convertible notes was approximately $9.1 million for both years ended December 31, 2005 and 2004. Interest expense related to our 8½% senior convertible notes was zero and approximately $3.2 million in 2005 and 2004, respectively. Included in interest expense for the years ended December 31, 2005 and 2004 is $0.8 million and $1.2 million of interest expense related to the amortization of debt issuance costs.

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

•       equity and debt financings; and

•       interest earned on invested capital.

We have incurred net losses since our inception until the third quarter of 2006, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of December 31, 2006, we had an accumulated deficit of $484.2 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN for additional indications, the development of our other drug candidates, as well as investments in other product opportunities. Our total cash, cash equivalents and investments at December 31, 2006, were $309.2 million as compared to $101.7 million at December 31, 2005. Based on our current business plan, we believe that our existing cash, cash equivalents, investments and projected cash inflows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements under our current business plan for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

Net cash provided by operating activities was $30.7 million in 2006, compared to net cash used in operating activities of $30.6 million and $90.2 million in 2005 and 2004, respectively. Net cash provided by operating activities in 2006 includes our net loss for the year of $376,000 offset by non-cash charges of $25.1 million that primarily consists of $11.1 million of stock-based compensation expenses, $9.2 million of depreciation and amortization expense, $3.1 million of amortization of debt issuance costs and $1.8 million in expense associated with our 401(k) company match that is made in the form of common stock shares. Accounts receivable increased $6.4 million due to increased sales of CUBICIN. Inventory increased $1.4 million primarily due to increased purchases from our manufacturing vendors as we build a sufficient supply of CUBICIN to meet projected sales requirements. These uses of cash were offset by a $10.6 million increase in deferred revenue, primarily due to the receipt of a $10.3 million upfront payment from AstraZeneca. This upfront fee was received as part of our entering into a license agreement with AstraZeneca for the development and commercialization of CUBICIN in China and certain other countries in Asia, the Middle East and Africa not yet covered by existing CUBICIN international partnering agreements.

Net cash used in investing activities in 2006 was $227.8 million, compared to $32.9 million provided by investing activities in 2005 and $6.4 million used in investing activities in 2004. Cash used in investing activities in 2006 represents cash outflows from the purchase of securities, as well as cash outflows for purchases of property and equipment. Purchases of property and equipment during the year ended December 31, 2006, were $7.4 million compared to $2.1 million and $6.9 million in the years ended December 31, 2005 and 2004, respectively. Property and equipment additions in 2006 consisted primarily of lab equipment, expenditures related to building out additional leased space at 55 Hayden Avenue, as well as various IT upgrades. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $184.0 million was provided by financing activities in the year ended December 31, 2006, as compared to $6.2 million and $82.9 million provided by financing activities in the years ended December 31, 2005 and 2004, respectively. Proceeds from financing activities in 2006 consisted primarily of net proceeds of $339.1 million from our public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes as well as $10.0 million from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan. These proceeds were offset by the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes with an original maturity date of November 2008.

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

In November 2004, we completed the sale of 10,714,200 shares of common stock at $11.20 per share. Gross proceeds from the stock offering totaled approximately $120.0 million. Proceeds to us, net of $7.6 million in underwriters’ commissions, discounts and issuance costs, totaled approximately $112.4 million.

In October 2003, we completed the sale of 8,571,410 shares of common stock at $10.50 per share. Gross proceeds from the stock offering totaled approximately $90.0 million. Proceeds to us, net of $5.7 million in underwriters’ commissions, discounts and issuance costs, totaled $84.3 million.

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

In October 2001, we completed the private placement of $165.0 million aggregate principal amount of 5½% convertible subordinated notes (less financing costs of $5.3 million). The notes were convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest was payable on each November 1 and May 1, beginning May 1, 2002. Cubist paid $9.1 million in interest on these notes during 2005 and 2004. We used a portion of the proceeds from the June 2006 $350.0 million 2.25% convertible subordinated notes offering to repay the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty. This repayment resulted in charges of $5.7 million related to the prepayment penalty and the write-off of debt issuance costs associated with the debt.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at December 31, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$350.0	$350.0
Interest on subordinated convertible notes	7.9	15.8	15.8	11.8	51.3
Operating leases, net of sublease income	1.2	2.6	2.8	6.6	13.2
Inventory purchase obligations	23.0	20.0	22.3	40.1	105.4
External collaborations	12.9	—	—	—	12.9
Total contractual cash obligations	$45.0	$38.4	$40.9	$408.5	$532.8

The subordinated convertible notes consist of $350.0 million aggregate principal amount of our 2.25% convertible subordinated notes, due in June 2013. These notes require semi-annual interest payments through maturity.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•       Revenue recognition;

•       Inventories;

•       Accrued clinical research costs;

•       Investments;

•       Long-lived assets;

•       Income taxes; and

•       Stock-based compensation.

I.                   Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of CUBICIN, license fees and milestone payments that are derived from collaborative agreements with other biopharmaceutical companies and distribution agreements. We have followed the following principles in recognizing revenue:

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

Since the launch of CUBICIN in November 2003, we generally have not allowed wholesalers to stock CUBICIN. Instead, we instituted a drop-ship program that we have continued to maintain. Under our drop-ship program, orders are processed through wholesalers, but shipments are sent directly to our end-users, who are generally hospitals and outpatient administration centers. This results in sales trends closely tracking actual hospital and outpatient administration center purchases of our product, and also prevents unusual purchasing patterns since it closely tracks end-user demand.

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

Reserves for Medicaid rebate programs are included in accrued liabilities and were $652,000 and $356,000 at December 31, 2006 and 2005, respectively. Reserves for returns, discounts, chargebacks, wholesaler management fees and customer rebates are netted against accounts receivable and were $2.8 million and $1.4 million at December 31, 2006 and 2005, respectively. In the year ended December 31, 2006 and 2005, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were netted against product revenues totaled $9.5 million and $5.1 million, respectively.

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

II.              Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. Included in the cost of inventories are employee stock-based compensation costs capitalized under SFAS 123(R). On a quarterly basis, we analyze our inventory levels, and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that has been deemed no longer suitable for commercial sale through a charge to cost of product revenues. Expired inventory is disposed of and the related costs are written off. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable, therefore, any such inventory would be sold at zero cost. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III.         Accrued clinical research costs

We utilize external entities such as contract research organizations, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our Consolidated Balance Sheets and within research and development expense in our Consolidated Statements of Operations. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies to the extent possible through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $2.6 million, $8.8 million and $12.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of the study, the required level of patient enrollment, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those with a significant number of sites, require a large number of patients, have complex patient screening requirements and that span multiple years. If we receive incomplete or inaccurate information from our third-party service providers, we may under or over estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known.

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

As of December 31, 2006, there were approximately $25.6 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from 5 years to 16 years. Determining the economic lives of intangible assets requires us to make significant judgment and estimates, and can materially impact our operating results.

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of use of the acquired assets, overall business strategy, and market and economic trends. Future events could cause management to conclude that impairment indicators exist and that certain long-lived assets are impaired.

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

VI.           Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that we determine that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. Through December 31, 2006, we believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, have recorded a valuation allowance against all deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

VI.           Stock-Based Compensation

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

Our expected stock-price volatility assumption is based on both current and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. We determine the expected life assumption based on the exercise behavior and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. We estimate forfeitures based on our historical experience of share-based pre-vesting cancellations. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. During the year ended December 31, 2006 we incurred $10.6 million of compensation cost under SFAS 123(R).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we will adopt SFAS No. 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The implementation of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements—Materiality,” or SAB 99, should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities, and money market instruments. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate.

We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to our policy to hold these instruments to maturity, we do not believe that we have a material exposure to interest rate risk.

As of December 31, 2006, the fair market value of our 2.25% convertible subordinated notes due in 2013 amounted to $319.0 million. The estimated fair value of long-term debt was determined using quoted market rates. The interest rates on the 2.25% convertible subordinated notes and capital lease obligation are fixed and are therefore not subject to interest rate risk.

ITEM 8.                FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

We have completed integrated audits of Cubist Pharmaceuticals, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2007

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,979	$29,149
Short-term investments	278,012	68,046
Accounts receivable, net	21,070	14,701
Inventory, net	18,111	16,695
Prepaid expenses and other current assets	5,195	5,629
Total current assets	338,367	134,220
Property and equipment, net	49,584	46,027
Intangible assets, net	25,639	30,480
Long-term investments	15,178	4,553
Other assets	10,267	2,785
Total assets	$439,035	$218,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,602	$8,543
Accrued liabilities	31,038	26,595
Current portion of capital lease obligations	245	78
Total current liabilities	34,885	35,216
Long-term deferred revenue	11,800	1,250
Other long-term liabilities	1,760	—
Long-term debt	350,000	165,000
Total liabilities	398,445	201,466
Commitments and contingencies (Notes D, N and O)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; 55,001,058 and 53,883,581 shares issued and outstanding as of December 31, 2006 and 2005, respectively	55	54
Additional paid-in capital	524,726	500,360
Accumulated deficit	(484,191)	(483,815)
Total stockholders’ equity	40,590	16,599
Total liabilities and stockholders’ equity	$439,035	$218,065

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands except share and per share amounts)
Revenues:
Product revenues, net	$190,320	$113,514	$58,559
Other revenues	4,428	7,131	9,512
Total revenues, net	194,748	120,645	68,071
Costs and expenses:
Cost of product revenues	48,803	32,739	20,249
Research and development	57,405	51,673	57,182
Sales and marketing	56,879	42,331	35,019
General and administrative	26,745	19,335	20,234
Total costs and expenses	189,832	146,078	132,684
Operating income (loss)	4,916	(25,433)	(64,613)
Other income (expense):
Interest income	10,589	3,292	1,767
Interest expense	(15,893)	(9,836)	(13,607)
Other income (expense)	12	125	(59)
Total other income (expense), net	(5,292)	(6,419)	(11,899)
Net loss	$(376)	$(31,852)	$(76,512)
Basic and diluted net loss per common share	$(0.01)	$(0.60)	$(1.86)
Weighted average number of common shares outstanding for basic and diluted net loss per common share	54,490,376	53,053,307	41,228,275

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(376)	$(31,852)	$(76,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,194	7,835	6,830
Patent impairment charge	—	—	2,241
Amortization and write-off of debt issuance costs	3,123	760	1,208
Amortization of premium or discount on investments	(144)	251	456
Stock-based compensation expense	11,105	438	72
Charge for company 401(k) common stock match	1,825	1,394	1,048
Other non-cash	11	13	115
Changes in assets and liabilities:
Accounts receivable	(6,369)	(4,847)	(8,544)
Inventory	(1,447)	(8,681)	(1,098)
Prepaid expenses and other current assets	434	(2,003)	(1,027)
Other assets	273	162	(351)
Accounts payable and accrued liabilities	718	9,639	(6,420)
Deferred revenue	10,550	(3,700)	(8,168)
Other long-term liabilities	1,760	—	—
Total adjustments	31,033	1,261	(13,638)
Net cash provided by (used in) operating activities	30,657	(30,591)	(90,150)
Cash flows from investing activities:
Purchases of property and equipment	(7,391)	(2,052)	(6,872)
Purchases of investments	(1,714,151)	(696,142)	(596,134)
Maturities of investments	1,493,704	731,136	596,600
Net cash provided by (used in) investing activities	(227,838)	32,942	(6,406)
Cash flows from financing activities:
Issuance of common stock, net	10,010	6,357	115,502
Proceeds from sale of convertible subordinated debt	350,000	—	—
Costs associated with sale of convertible subordinated debt	(10,925)	—	—
Repayments of long-term debt and capital lease obligations	(165,078)	(117)	(32,615)
Net cash provided by financing activities	184,007	6,240	82,887
Net increase (decrease) in cash and cash equivalents	(13,174)	8,591	(13,669)
Effect of changes in foreign exchange rates on cash balances	4	(14)	579
Cash and cash equivalents at beginning of year	29,149	20,572	33,662
Cash and cash equivalents at end of year	$15,979	$29,149	$20,572
Cash paid during the year for:
Interest	$8,672	$9,075	$13,023
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock to Eli Lilly	$—	$20,000	$—
Capital lease obligations incurred	$245	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of		Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders
	Shares	Stock	Capital	Deficit	Equity (Deficit)
	(in thousands, except per share data)
Balance at December 31, 2003	40,031,008	$40	$357,195	$(375,451)	$(18,216)
Exercise of stock options	284,815	—	1,804	—	1,804
Shares issued in connection with employee stock purchase plan and 401(k) plan	119,412	—	1,256	—	1,256
Issuance of common stock, net of issuance costs	10,714,200	11	112,431	—	112,442
Stock-based compensation	4,392	—	72	—	72
Net loss	—	—	—	(76,512)	(76,512)
Balance at December 31, 2004	51,153,827	51	472,758	(451,963)	20,846
Exercise of stock options	680,860	1	5,650	—	5,651
Shares issued in connection with employee stock purchase plan and 401(k) plan	160,724	—	1,737	—	1,737
Issuance of common stock related to business agreements.	1,876,173	2	20,003	—	20,005
Stock-based compensation	11,997	—	212	—	212
Net loss	—	—	—	(31,852)	(31,852)
Balance at December 31, 2005	53,883,581	54	500,360	(483,815)	16,599
Exercise of stock options	892,790	1	8,871	—	8,872
Shares issued in connection with employee stock purchase plan and 401(k) plan	207,062	—	3,968	—	3,968
Stock-based compensation	17,625	—	11,527	—	11,527
Net loss	—	—	—	(376)	(376)
Balance at December 31, 2006	55,001,058	$55	$524,726	$(484,191)	$40,590

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.                NATURE OF BUSINESS

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute-care environment. Cubist has one marketed product, CUBICIN (daptomycin for injection), which was launched in the U.S. in November 2003. CUBICIN is approved in the U.S. for the treatment of cSSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. The Company has focused its pipeline building efforts on opportunities that leverage its antiinfective and acute-care discovery, development, regulatory, and commercialization expertise. Currently, Cubist is working to identify viable candidates from its lipopeptide program with potential activity in the lung. The Company continues to evaluate acute care product candidates which it might acquire to build its pipeline.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of inventories, long-lived assets, accrued clinical research costs, income taxes, stock-based compensation, sales rebate and return accruals, legal contingencies, as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

Fair Value of Financial Instruments

The carrying amounts of Cubist’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. At December 31, 2006, long-term investments had a fair value of $15.0 million and a cost of $15.0 million. At December 31, 2006, the carrying amounts of long-term investments approximate their fair value. At December 31, 2005, long-term investments had a fair value of $4.4 million and a cost of $4.5 million. The fair value of these investments reflects unrealized holding losses of $0.1 million. The fair market value of long-term debt at December 31, 2006, amounted to $319.0 million, and consisted of fixed-rate debt due in 2013. The estimated fair value of long-term debt was determined using quoted market rates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term interest-bearing instruments with initial maturities of three months or less at the date of purchase. These instruments are carried at cost, which approximates market value.

Investments

Investments with a maturity of more than three months when purchased, consisted of corporate bonds, government bonds and agencies, and investment-grade commercial paper at December 31, 2006 and 2005. Investments, which are held to maturity, are stated at amortized cost plus accrued interest, which approximates market value. Included in short-term investments are auction rate municipal bonds classified as available-for-sale securities. Cubist’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, Cubist has the ability to quickly liquidate these securities. As a result, Cubist had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these short-term investments was recorded as interest income. Investment classification detail can be found in Note E in the Notes to Consolidated Financial Statements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments consist of commercial paper, corporate bonds, U.S. Government securities, money market funds and auction rate securities all held with financial institutions. Approximately 87% and 86% of the accounts receivable balances represent amounts due from three wholesalers at December 31, 2006 and 2005, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out, or FIFO, basis. The Company analyzes its inventory levels quarterly, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected sales requirements to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues. Additionally, the Company may be required to expense previously capitalized inventory that fails to meet commercial sale specifications.

Inventories consisted of the following at December 31:

	2006	2005
	(in thousands)
Raw materials	$8,240	$9,019
Work in process	3,616	3,146
Finished goods	6,255	4,530
	$18,111	$16,695

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $652,000 and $356,000 at December 31, 2006 and 2005, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are netted against accounts receivable and were $2.8 million and $1.4 million at December 31, 2006 and 2005, respectively. In the year ended December 31, 2006 and 2005, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were netted against product revenues totaled $9.5 million and $5.1 million, respectively.

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

Research and Development

All research and development costs, including upfront fees and milestones paid to collaborators, are expensed as incurred if no planned alternative future use exists for the technology. When the Company is reimbursed by a collaborative partner for work it performs it records the costs incurred as research and development expenses and the related reimbursement as collaborative agreement and other revenues in its Consolidated Statement of Operations. Research and development expenses consist of internal labor, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third party costs for contracted services, manufacturing process improvement and testing costs, and other research and development related costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense within the Consolidated Statements of Operations.

Income Taxes

Cubist accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is “more likely than not” that some or all of the deferred tax assets will not be realized.

Foreign Currency Translation

The functional currency of Cubist’s U.K. subsidiary is the U.S. dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the U.S. dollar.

Comprehensive Loss

Comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004.

Basic and Diluted Net Loss Per Common Share

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

Potential common shares excluded from the calculation of diluted net income (loss) per share as their inclusion would have been antidilutive, were:

	2006	2005	2004
Options to purchase shares of common stock	7,271,450	6,836,077	5,850,156
Convertible debt and notes payable convertible into shares of common stock	11,374,335	3,495,763	3,495,763

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remained outstanding as of January 1, 2006. See Note M. for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, Cubist will adopt SFAS No. 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The implementation of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements—Materiality,” or SAB 99, should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

D.              BUSINESS AGREEMENTS

Licensing Agreements

In June 2004, Cubist entered into a license agreement with XTLbio for the worldwide development and commercialization of HepeX-B. In consideration for such license, Cubist paid XTLbio an up-front fee of $1.0 million. Cubist may also pay an additional $3.0 million upon the achievement of certain regulatory milestones. In addition, Cubist will be required to pay royalties to XTLbio on any sales of HepeX-B. Cubist will fund the development costs of HepeX-B and will be solely responsible for registration and commercialization of the product worldwide. The $1.0 million up-front fee was paid in the quarter ended June 30, 2004 and was recorded as an element of research and development expense. In the third quarter of 2006, Cubist decided to discontinue investment in the HepeX-B™ program and is currently investigating strategic options for this investigational drug to treat patients who have had a liver transplant secondary to Hepatitis B.

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

In November 1997, Cubist entered into a license agreement with Eli Lilly that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rates under the original license agreement. The $8.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the estimated remaining life of the license agreement with Eli Lilly on the date of the transaction. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The $0.5 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million, in consideration for a 2% reduction in the royalty rates under the original license agreement. The $20.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 11 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction.

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

Commercialization Agreements

In December 2006, Cubist entered into a license agreement with AstraZeneca, for the development and commercialization of CUBICIN in China and certain other countries in Asia, the Middle East and Africa not yet covered by existing CUBICIN international partnering agreements. In exchange for development and commercialization rights, AstraZeneca paid Cubist an up-front fee of $10.3 million. This $10.3 million was recorded as deferred revenue. Additionally, Cubist will receive payments upon AstraZeneca reaching regulatory and sales milestones. AstraZeneca will pay Cubist a transfer price for their purchases of CUBICIN. Cubist may receive payments for the achievement of the aforementioned milestones of up to $24.3 million under the agreement.

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

In December 2003, Cubist entered into a Distribution Agreement with Biopharm Company Limited, or TTY. Under the agreement, TTY will commercialize CUBICIN in Taiwan on an exclusive basis. In exchange for exclusive rights to commercialize CUBICIN in Taiwan, TTY paid Cubist an up-front fee of $0.5 million, which was recorded as deferred revenue and will be recognized as revenue over the manufacturing and supply period commencing on first shipment of product in Taiwan. In December 2003, Cubist also received $0.2 million from TTY for the achievement of a milestone under this agreement, which was also recorded to deferred revenue and will be recognized over the manufacturing and supply period commencing on first shipment of product in Taiwan. TTY will pay Cubist a transfer price for their purchases of CUBICIN. Cubist may earn additional milestones of up to $0.8 million under the agreement.

In October 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Novartis for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Novartis paid Cubist an up-front licensing fee of $8.0 million, which was recorded as deferred revenue and was amortized to revenue over the estimated development period of two years, which completed in September 2005. Per the License Agreement, Cubist is entitled to receive from Novartis additional cash payments of up to $32.0 million upon achievement of certain development and sales milestones. Per the Manufacturing and Supply Agreement, Novartis shall pay Cubist a transfer price for CUBICIN and per the License Agreement, Novartis will owe Cubist royalty payments based on Novartis’s sales of CUBICIN.

In October 2003, Cubist also entered into a Stock Purchase Agreement with Novartis pursuant to which Novartis purchased 529,942 shares of Cubist common stock for $10.0 million, at a 50% premium to the fair value of the Company’s common stock. The premium paid was allocated to the License Agreement and was accounted for as part of the up-front payment and amortized over the estimated development period of two years, which completed in September 2005.

E.               INVESTMENTS

Investments are carried in Cubist’s Consolidated Balance Sheets at amortized cost plus interest receivable. Interest receivable related to short-term investments was $0.7 million and $0.2 million at December 31, 2006 and 2005, respectively. Interest receivable related to long-term investments was $0.1 million at December 31, 2006 and 2005.

Included in short-term investments are auction rate securities which are considered available-for-sale investments. The carrying value, gross unrecorded gains and losses and fair value for these securities are as follows:

	December 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Carrying	Unrecorded	Unrecorded		Carrying	Unrecorded	Unrecorded
	Value	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$256,950	$—	$—	$256,950	$48,800	$—	$—	$48,800
Total	$256,950	$—	$—	$256,950	$48,800	$—	$—	$48,800

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities are as follows:

	December 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in thousands)				(in thousands)
Short-Term:

Corporate bonds	$13,360	$2	$—	$13,362	$2,033	$—	$(25)	$2,008
Government bonds	7,000	—	(16)	6,984	17,002	—	(122)	16,880
Total	$20,360	$2	$(16)	$20,346	$19,035	$—	$(147)	$18,888
Long-Term:
Corporate bonds	$—	$—	$—	$—	$—	$—	$—	$—
Government bonds	15,038	—	(32)	15,006	4,506	—	(91)	4,415
Total	$15,038	$—	$(32)	$15,006	$4,506	$—	$(91)	$4,415

The following is a summary of the carrying value, amortized cost and estimated fair value of investments at December 31, 2006 by contractual maturity:

	Available-for-Sale		Held-to-Maturity
	Carrying		Amortized
	Value	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year	$256,950	$256,950	$20,360	$20,346
Due after one year through five years	—	—	15,038	15,006
Total	$256,950	$256,950	$35,398	$35,352

Included in the table above are auction rate securities, which typically reset to current interest rates every 7 to 35 days, but are included in the table above based on their effective maturities.

F.                ACCOUNTS RECEIVABLE

Cubist’s trade receivables in 2006 and 2005 primarily represent amounts due to the Company from wholesalers and distributors of its pharmaceutical product. Cubist performs ongoing credit evaluations of its customers and generally does not require collateral.

G.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31,

	2006	2005
	(in thousands)
Building	$43,069	$42,708
Leasehold improvements	9,473	6,905
Laboratory equipment	12,988	11,257
Furniture and fixtures	1,482	1,196
Computer equipment	8,812	7,248
Construction in progress	1,474	348
	77,298	69,662
Less accumulated depreciation	(27,714)	(23,635)
Property and equipment, net	$49,584	$46,027

Depreciation expense was $4.1 million, $4.0 million and $4.0 million in 2006, 2005 and 2004, respectively.

H.              INTANGIBLE ASSETS

Intangible assets consisted of the following at:

		December 31,
		2006	2005
		(in thousands)
Patents		$2,673	$2,627
Manufacturing rights		2,500	11,590
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		39,061	48,105
Less:	accumulated amortization—patents	(2,063)	(1,998)
	accumulated amortization—manufacturing rights	(833)	(7,559)
	accumulated amortization—acquired technology rights	(5,152)	(2,695)
	accumulated amortization—intellectual property	(5,374)	(5,373)
Intangible assets, net		$25,639	$30,480

There were no additions to intangible assets during the twelve months ended December 31, 2006. Additions to intangible assets during 2005 resulted from $20.0 million of payments made to Eli Lilly, in the form of common stock in exchange for a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN pursuant to the Company’s license agreement with Eli Lilly. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. There were no additions to intangible assets during the twelve months ended December 31, 2004. In 2003, Cubist issued to Eli Lilly $8.0 million of common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of common stock in valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million payment is being amortized over approximately thirteen years, which was the estimated remaining life of the license agreement with Eli Lilly on the dates of the transactions. The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

In November 2005, Cubist announced that it has selected ACS as the single source supplier of API for CUBICIN. Cubist provided notice to DSM in accordance with contract agreement terms to terminate its manufacturing and supply agreement with DSM for API. The useful life of the DSM manufacturing rights was adjusted to coincide with the revised termination date of May 2006. As Cubist will receive no future benefit from the DSM manufacturing rights, their gross asset value and related allowance for amortization expense were eliminated from the accounts with no resulting gain or loss. Amortization of these assets was allocated to inventory and is expensed to cost of product revenues as the related inventory lots are sold. The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

Based on an internal analysis in 2004, the Company estimated that the discounted future cash flows from a patent, unrelated to its CUBICIN product, were less than its carrying value, resulting in an impairment charge of $2.2 million. The $2.2 million charge was recorded to general and administrative expense in the quarter ended December 31, 2004.

Amortization expense was $4.9 million, $7.0 million and $2.8 million in 2006, 2005 and 2004 respectively. The estimated aggregate amortization of intangible assets as of December 31, 2006, for each of the five succeeding years is as follows:

(in thousands)
2007	$2,941
2008	2,941
2009	2,941
2010	2,941
2011	2,524
2012 and thereafter	11,351
$25,639

I.                   ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	December 31,
	2006	2005
	(in thousands)
Accrued payroll	$590	$551
Accrued incentive compensation	2,353	2,296
Accrued bonus	4,458	4,316
Accrued benefit costs	1,879	2,675
Accrued clinical trials	494	1,787
Accrued interest	350	1,512
Accrued manufacturing costs	1,804	1,722
Accrued royalty	12,905	6,208
Other accrued costs	6,205	5,528
Total	$31,038	$26,595

J.                  ACCRUED CLINICAL TRIAL EXPENSE

Accrued clinical trial expenses are comprised of amounts owed to third party contract research organizations, or CROs, for research and development work performed on behalf of Cubist. At each period end, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO, and ensures that the balance is appropriately stated based upon work performed to date. The accrued clinical trial expense balance of $494,000 and $1.8 million at December 31, 2006 and

2005, respectively, represents the Company’s best estimate of amounts owed for clinical trial services performed through those periods based on all information available. Such estimates are subject to change as additional information becomes available.

K.              EQUITY FINANCINGS

In November 2004, Cubist announced the completion of the sale of 10,714,200 shares of common stock at $11.20 per share. Gross proceeds from the stock offering totaled approximately $120.0 million. Proceeds to Cubist, net of $7.6 million in underwriters’ commissions, discounts and issuance costs totaled approximately $112.4 million.

L.                STOCKHOLDERS’ EQUITY

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

In October 2003, Cubist entered into a stock purchase agreement with Novartis pursuant to which Novartis purchased 529,942 shares of Cubist common stock valued at $10.0 million at a 50% premium to the fair value of the Company’s common stock. The premium paid was allocated to a license agreement with Novartis and was included as part of the up-front payment under the license agreement. The amounts were recorded to deferred revenue and were being recognized over the estimated development period of two years.

M.   EMPLOYEE STOCK BENEFIT PLANS

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

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. The 2000 Equity Incentive Plan includes an evergreen formula pursuant to which the maximum number of shares of Cubist common stock that shall be made available for sale under the 2000 Equity Incentive Plan shall be 1,630,000 shares as of June 13, 2002 plus an annual increase to be added on January 1st of each year, beginning on January 1, 2003 until and including January 1, 2006, equal to five percent (5%) of the total number of shares of common stock and stock equivalents issued and outstanding as of the close of business on the immediately preceding December 31st. As of January 1, 2006, options to purchase 11,535,764 shares of common stock may be granted to employees, directors, officers or consultants under this plan. At December 31, 2006, there were 5,276,557 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors Stock Option Plan, options to purchase 675,000 shares of Common Stock may be granted to members of the Board of Directors. The options are generally granted at fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At December 31, 2006, there were 318,750 shares available for future grant under this plan.

Cubist does not currently hold any treasury shares. Upon share option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 500,000 shares of common stock to eligible employees. During 2006, 2005 and 2004 Cubist issued 79,558, 73,224 and 66,248 shares of common stock, respectively, pursuant to this plan. At December 31, 2006 there were 168,042 shares available for future issuance under this plan.

Stock Compensation Expense Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” No significant employee stock-based compensation was reflected in net loss for the years ended December 31, 2005 and 2004 related to employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma information for the year ended December 31, 2005 and 2004 was as follows:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(31,852)	$(76,512)
Add: Stock-based employee compensation recorded in net loss, as reported	77	72
Deducted: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,962)	(16,689)
Pro forma net loss	$(44,737)	$(93,129)
Loss per share:
Basic and diluted—as reported	$(0.60)	$(1.86)
Basic and diluted—pro forma	$(0.84)	$(2.26)

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation in the Consolidated Statement of Operations for the year ended December 31, 2006 was as follows:

Stock-based compensation expense by type of award:
Employee stock options	$10,214
Employee stock purchase plan	409
Total stock-based compensation	$10,623
Effect on earnings per share:
Basic and diluted	$0.19

The carrying value of inventory in the Consolidated Balance Sheet for the year ended December 31, 2006 includes employee stock-based compensation costs of $0.2 million.

Valuation Assumptions

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	2006	2005	2004
Stock option plans:
Expected stock price volatility	52%	72%	100%
Risk free interest rate	4.7%	3.9%	3.9%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	4.3 years	5 years	5 years
Stock purchase plan:
Expected stock price volatility	30%	—	—
Risk free interest rate	4.8%	—	—
Expected annual dividend yield per share	0%	—	—
Expected life of options	6 months	—	—

Cubist’s expected stock price volatility assumption is based on both current and historical volatilities of the Company’s stock which is obtained from public data sources. The expected stock price volatility is determined based on the instrument’s expected term. Since the employee stock purchase plan has a shorter term than the stock option plans, volatility for this plan is estimated over a shorter period. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. Cubist determines the expected life assumption based on the exercise behavior and post vesting cancellations that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company estimates forfeitures based on its historical experience of share-based pre-vesting cancellations. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

General Option Information

A summary of the status of Cubist’s stock option plans, as of December 31, 2006, 2005 and 2004, and changes during each of the years then ended, is presented below:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Balance at January 1	6,836,077	$14.14	5,850,156	$15.25	6,127,199	$16.86
Granted	2,140,175	$22.14	2,221,964	$11.46	1,139,090	$10.78
Exercised	(892,790)	$9.94	(680,860)	$8.30	(285,565)	$6.33
Canceled	(807,012)	$18.83	(555,183)	$22.30	(1,130,568)	$21.62
Balance at December 31	7,276,450	$16.49	6,836,077	$14.14	5,850,156	$15.25
Options exercisable on December 31,	3,832,398	$16.18	3,549,379	$16.65	3,210,505	$17.83
Weighted average grant-date fair value of options granted during the year:		$10.40		$7.20		$8.21

The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $11.6 million, $5.2 million, and $1.4 million, respectively. The aggregate intrinsic value of outstanding options as of December 31, 2006 was $11.8 million.

As of December 31, 2006, there was $16.3 million of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over the weighted-average period of 1.5 years. The aggregate intrinsic value of fully vested stock options exercisable at December 31, 2006 was $7.4 million. These options have a weighted-average remaining contractual life of 6.3 years.

The weighted-average fair value of vested shares at December 31, 2006, 2005 and 2004 was $11.61, $13.13, and $14.21, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.42—$6.34	144,440	2.1	$3.57	144,440	$3.57
$6.35—$12.68	3,648,892	7.2	$10.28	2,216,548	$10.04
$12.69—$19.01	604,040	7.4	$14.12	347,792	$13.66
$19.02—$25.35	2,078,621	9.1	$22.16	323,161	$22.04
$25.36—$31.69	245,005	3.8	$29.32	245,005	$29.32
$31.70—$38.03	529,426	4.8	$35.13	529,426	$35.13
$50.70—$57.04	1,526	2.0	$53.08	1,526	$53.08
$57.05—$63.38	24,500	3.3	$61.71	24,500	$61.71
	7,276,450	7.3	$16.49	3,832,398	$16.18

Cubist records deferred compensation for stock options issued with exercise prices below the fair value of common stock as of the measurement date. No options were issued with exercise prices below fair value in 2006, 2005 or 2004. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the stock options. No compensation expense was recognized in 2006 or 2005 related to the amortization of deferred compensation.

N.   COMMITMENTS AND CONTINGENCIES

Leases

Cubist leases various facilities and equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

At December 31, 2006, future minimum lease payments under all non-cancelable leases net of sublease income are as follows:

	Operating	Capital
	(in thousands)
2007	$1,172	$245
2008	1,232	—
2009	1,331	—
2010	1,458	—
2011	1,385	—
Thereafter	6,568	—
Total minimum lease payments	$13,146	$245
Less amount representing interest		—
Present value of future minimum lease payments		$245
Less: current portion		245
Long-term portion		$—

Rental expense for operating leases was $3.6 million, $2.7 million and $3.0 million in the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income, which is recorded as a reduction of rent expense, was $2.5 million, $2.4 million and $2.4 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign currency

Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2006 and 2005, Cubist entered into limited foreign currency transactions between the U.S. dollar, the European Euro and the British pound.

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

Other

We have minimum volume purchase commitments with third party contract manufacturers with scheduled payments over the next five years that total $105.4 million at December 31, 2006.

O.              DEBT

Cubist’s outstanding debt at December 31, 2006 consists of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes due June 2013. Cubist’s outstanding debt at December 31, 2005 consisted of $165.0 million aggregate principal amount of 5½% convertible subordinated notes due November 2008.

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the “2.25% Notes”). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem the 2.25% Notes at 100% of the principal amount to be redeemed plus accrued and unpaid interest commencing in June 2011 if Cubist’s common stock closing price exceeded the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs are amortized ratably over the life of the note.

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

At December 31, 2006, future payments of principal and interest on existing debt are due as follows:

Fiscal year ending December 31,

	Principal	Interest	Total
	(in thousands)
2007	$—	$7,875	$7,875
2008	—	7,875	7,875
2009	—	7,875	7,875
2010	—	7,875	7,875
2011	—	7,875	7,875
2012	—	7,875	7,875
2013	350,000	3,938	353,938
Total payments	$350,000	$51,188	$401,188
Less current portion	—
Total long term debt	$350,000

P.                 EMPLOYEE BENEFITS

401(k) Savings Plan and Other Defined Contribution Plans

Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches in common stock up to 4% of a participant’s total compensation. Employer common stock matches have immediate vesting. Cubist issued 127,504, 87,500 and 53,164 shares of common stock in 2006, 2005 and 2004, respectively, pursuant to this plan.

Cubist maintained a Contracted In Money Purchase Scheme for all employees in the United Kingdom prior to its closure on August 31, 2004. Participants were able to contribute up to 5% of their annual compensation to the scheme. Cubist matched contributions at a level up to 5% of an employee’s salary. During 2004, Cubist’s United Kingdom subsidiary contributed $55,000 to the scheme.

Q.              INCOME TAXES

For each of the years ended December 31, 2006, 2005 and 2004, Cubist’s statutory tax rate was 34% and its effective tax rate was 0%. The effective tax rate was 0% for all periods as a full valuation allowance was recorded for all net operating losses and other deferred tax assets generated. Based on Cubist’s current financial status, realization of Cubist’s deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. The components of the net deferred tax asset and the related valuation allowance are as follows:

	2006	2005	2004
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$142,309	$138,910	$108,583
Research and development costs	31,012	38,469	48,699
Tax credit carryforwards	16,923	14,163	11,232
Impairment charge	738	807	896
Deferred revenues	490	491	205
Other, net	4,960	2,301	776
Total deferred tax assets	196,432	195,141	170,391
Valuation allowance	(196,432)	(195,141)	(170,391)
Net deferred tax assets	$—	$—	$—

The effective rate differs from the statutory rate of 34% due to the following:

	2006	2005	2004
Federal	34.0%	34.0%	34.0%
State	-49.8%	6.5%	6.6%
Research and development tax credit	600.9%	8.9%	1.4%
Valuation allowance	-345.2%	-47.6%	-41.4%
Other	-239.9%	-1.8%	-0.6%
Effective tax rate	0.0%	0.0%	0.0%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company’s income or loss, or one time activities occurring during the period. At December 31, 2006, Cubist has federal net operating loss carryforwards of approximately $381.1 million, which begin to expire in 2007, and state net operating loss carryforwards of $325.4 million, which begin to expire in 2007. State net operating loss carryforwards of $27.8 million and $10.0 million expired in 2006 and 2005, respectively. Of the $196.4 million valuation allowance at December 31, 2006, $7.9 million relates to the tax benefit of the exercise of stock options. This amount will result in an increase in Additional Paid in Capital upon realization of these losses. Cubist also has federal and state credit carryforwards of $13.3 million and $5.6 million respectively, which begin to expire in 2008.

The American Jobs Creation Act of 2004, or the Act, was signed into law in October 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, had a significant effect on the Company’s income tax liability.

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

R.               BUSINESS SEGMENTS

Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company has concentrated exclusively on developing products for the antiinfective marketplace. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company’s revenues are currently generated within the U.S.

Revenues from Cardinal Health accounted for approximately 33%, 32% and 32% of all revenues for the year ended December 31, 2006, 2005 and 2004, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 32%, 31% and 31% of all revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from McKesson Corporation accounted for approximately 21%, 21% and 22% of all revenues for the year ended December 31, 2006, 2005 and 2004, respectively.

S.                LEGAL PROCEEDINGS

In response to an inquiry from the Company, the staff of the Boston office of the Securities and Exchange Commission has stated that it does not presently intend to make an enforcement recommendation to the Commission with regard to the Company arising from the investigation referenced on page 40 of our Form 10-Q for the third quarter of 2006. The Company understands that this advice is subject to the guidelines in the final paragraph of Securities Act Release No. 5310.

T.                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains quarterly financial information for fiscal 2006 and 2005. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2006
Total revenues, net	$40,055	$47,794	$50,419	$56,480
Product revenues, net	$37,941	$45,681	$50,318	$56,380
Cost of product revenues	$10,132	$11,790	$12,742	$14,139
Net income (loss)	$(5,880)	$(5,073)	$5,184	$5,393
Basic net income (loss) per share	$(0.11)	$(0.09)	$0.09	$0.10
Diluted net income (loss) per share	$(0.11)	$(0.09)	$0.09	$0.09
2005
Total revenues, net	$23,682	$28,255	$31,842	$36,866
Product revenues, net	$20,889	$25,642	$30,337	$36,646
Cost of product revenues	$6,925	$7,371	$8,074	$10,369
Net loss	$(12,882)	$(7,748)	$(4,504)	$(6,718)
Basic and diluted net loss per share	$(0.25)	$(0.15)	$(0.08)	$(0.12)

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

There have not been any changes in the Company’s internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to our executive officers and directors may be found under the section captioned “Our Executive Officers and Directors” in Part I of this Annual Report on Form 10-K. Other information required by Item 10 of Form 10-K may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007. Such information is incorporated herein by reference.

Our board of directors adopted a Code of Conduct and Ethics applicable to the board of directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com and in our filings with the SEC.

ITEM 11.         EXECUTIVE COMPENSATION

The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007. Such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007. Such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007. Such information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)       Documents Filed As Part Of Form 10-K:

1. Financial Statements

The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

•       Report of Independent Registered Public Accounting Firm

•       Balance Sheets as of December 31, 2006 and 2005

•       Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•       Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•       Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

•       Notes to Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2006, 2005 and 2004

	Balance at
	Beginning			Balance at
Description	of Year	Additions	Deductions	End of Year
	(In thousands)
Sales Returns & Allowances, Chargebacks, Discounts and Rebates (1)
Year Ended December 31, 2006	$1,554	9,140	(7,276)	$3,418
Year Ended December 31, 2005	$775	4,297	(3,518)	$1,554
Year Ended December 31, 2004	$113	2,057	(1,395)	$775

(1)          Additions to sales returns and allowances, chargebacks, discounts and rebates are recorded as a reduction of revenue.

3. List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1, Cubist’s Quarterly Report on Form 10-Q, filed on August 6, 2004, File No. 000-21379)
3.2	Amended and Restated By-Laws of Cubist, as amended to date (Exhibit 3.1, Quarterly Report on Form 10-Q, filed November 3, 2006, File No. 000-21379)
4.1	Specimen certificate for shares of Common Stock (Exhibit 4.1, Annual Report on Form 10-K, filed on March 1, 2006, File No. 000-21379)
4.2	Rights Agreement, dated as of July 21, 1999, between Cubist and BankBoston, N.A., as Rights Agent (Exhibit 4.1, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
4.3

First Amendment, dated as of March 3, 2000, to the Rights Agreement, dated as of July 21, 1999, between Cubist and Fleet National Bank f/k/a BankBoston, N.A., as Rights Agent (Exhibit 4.2, Current Report on Form 8-K filed on August, 5, 2005, File No. 000-21379)

4.4

Amendment, dated as of March 20, 2002, to the Rights Agreement, dated as of July 21, 1999, between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent (Exhibit 4.3, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)

4.5

Third Amendment, dated as of August 2, 2005, to the Rights Agreement, dated as of July 21, 1999, between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent (Exhibit 4.4, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)

4.6	Indenture, dated as of June 6, 2006, between Cubist and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1, Current Report on Form 8-K filed on June 9, 2006, File No. 000-21379)
4.7	Note, dated June 6, 2006
**10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.6, Pre-effective Amendment No. 1 to Form S-1 Registration Statement filed on July 31, 1996, File No. 333-6795)
**10.2	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
**10.3	1997 Employee Stock Purchase Plan (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
**10.4	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
**10.5	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
††10.6	Development and Supply Agreement, dated April 3, 2000, by and between Cubist and Abbott Laboratories (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 14, 2000, File No. 000-21379)
†10.7

Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company, or Eli Lilly, and Cubist (Exhibit 10.59, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)

**10.8	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)

**10.9	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
**10.10	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
**10.11	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.12

Manufacturing and Supply Agreement, entered into as of September 30, 2001, by and between ACS Dobfar S.p.A., or ACS, and Cubist (Exhibit 10.63, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)

**10.13	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
†10.14

Amendment No. 2 to the Manufacturing and Supply Agreement, entered into as of September 30, 2001, by and between ACS and Cubist, dated as of February 12, 2003 (Exhibit 10.67, Annual Report on Form 10-K, filed March 28, 2003, File No. 000-21379)

10.15	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K, filed March 28, 2003, File No. 000-21379)
10.16

Amendment No. 1 dated July 1, 2003 to the Assignment and License Agreement dated October 20, 2000, between Cubist and Eli Lilly (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)

†10.17

License Agreement dated as of October 2, 2003, by and between Cubist, Chiron Healthcare Ireland Ltd. and Chiron Corporation (Exhibit 10.69, Annual Report on Form 10-K, filed March 12, 2004, File No. 000-21379)

10.18

Lease dated January, 2004, between the California State Teachers’ Retirement System, or CALSTERS, and Cubist regarding 55 Hayden Avenue (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-21379)

†10.19

Amendment #1 dated April 1, 2004 to the License Agreement dated October 2, 2003, by and between Cubist, Chiron Healthcare Ireland, Ltd., and Chiron Corporation (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)

10. 20

Amendment No. 2, dated March 31, 2005, to the Assignment and License Agreement dated October 20, 2000 between Cubist and Eli Lilly (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 5, 2005, File No. 000-21379)

†10. 21

Processing Services Agreement entered into as of August 11, 2004 by and between Cardinal Health PTS, LLC and Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)

**10.22	Amended and Restated 1997 Employee Stock Purchase Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 4, 2005, File No. 000-21379)
**10.23	First Amendment to Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
**10.24	Amended and Restated 2002 Directors’ Stock Option Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 21, 2006, File No. 000-21379)
†10.25

Amendment No. 3 to the Manufacturing and Supply Agreement entered into as of September 30, 2001 by and between ACS Dobfar, SpA, or ACS, and Cubist, dated as of October 20, 2005 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)

10.26

First Amendment to Lease, dated September 29, 2005 by and between Cubist and The Realty Associates Fund VI LP, successor-in-interest to CALSTERS (Exhibit 10.7, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)

**10.27	Short Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on December 13, 2006, File No. 000-21379)
**10.28	Director Compensation and Benefits Summary Sheet (Exhibit 10.2, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)
**10.29	Retention Letter dated December 13, 2005 by and between Cubist and Michael J. Bonney (Exhibit 10.3, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)
**10.30

Form of Retention Letter by and between Cubist and Barry I. Eisenstein, Oliver S. Fetzer, David W.J. McGirr, and Robert J. Perez (Exhibit 10.4, Current Report on Form 8-K filed on December 16, 2005, File No. 000-21379)

*10.31

First Amendment, dated as of June 1, 2006, to Development and Supply Agreement entered into as of April 3, 2000 by and between Cubist and Hospira Worldwide, Inc. (f/k/a Abott Laboratories) (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)

*10.32

Amendment No. 4 to the Manufacturing and Supply Agreement entered into as of September 30, 2001 by and between ACS, and Cubist dated as of September 22, 2006 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 3, 2006, File No. 000-21379)

14.1	Code of Conduct and Ethics (Exhibit 14.1, Current Report on Form 8-K filed on July 31, 2006, File No. 000-21379)
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date
/s/ MICHAEL W. BONNEY	President, Chief Executive	March 1, 2007
Michael W. Bonney	Officer and Director (Principal Executive Officer)
/s/ DAVID W.J. MCgIRR	Senior Vice President and Chief	March 1, 2007
David W.J. McGirr	Financial Officer (Principal Financial and Accounting Officer)
/s/ GORDON L. ARCHER	Director	March 1, 2007
Gordon L. Archer
/s/ KENNETH M. BATE	Director	March 1, 2007
Kenneth M. Bate
/s/ SYLVIE GRÉGOIRE	Director	March 1, 2007
Sylvie Grégoire
/s/ DAVID W. MARTIN, JR.	Director	March 1, 2007
David W. Martin, Jr.
s/ WALTER R. MAUPAY, JR.	Director	March 1, 2007
Walter R. Maupay, Jr.
/s/ MARTIN ROSENBERG	Director	March 1, 2007
Martin Rosenberg
/s/ J. MATTHEW SINGLETON	Director	March 1, 2007
J. Matthew Singleton
/s/ MARTIN H. SOETERS	Director	March 1, 2007
Martin H. Soeters
/s/ MICHAEL B. WOOD	Director	March 1, 2007
Michael B. Wood