Form 10-Q
period 2007-03-31
CUBIST PHARMACEUTICALS INC
filed 2007-05-04
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2007: 55,340,873.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2007

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006
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
Signatures

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$90,462	$15,979
Short-term investments	215,195	278,012
Accounts receivable, net	23,518	21,070
Inventory, net	14,327	18,111
Prepaid expenses and other current assets	4,311	5,195
Total current assets	347,813	338,367
Property and equipment, net	49,729	49,584
Intangible assets, net	24,904	25,639
Long-term investments	15,241	15,178
Other assets	9,879	10,267
Total assets	$447,566	$439,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,618	$3,602
Accrued liabilities	22,660	31,038
Short-term deferred revenue	100	—
Current portion of capital lease obligations	245	245
Total current liabilities	26,623	34,885

Long-term deferred revenue	17,675	11,800
Other long-term liabilities	1,804	1,760
Long-term debt	350,000	350,000
Total liabilities	396,102	398,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares;55,213,410 and 55,001,058 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	55	55
Additional paid-in capital	529,999	524,726
Accumulated deficit	(478,590)	(484,191)
Total stockholders’ equity	51,464	40,590
Total liabilities and stockholders’ equity	$447,566	$439,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three months ended
	March 31,
	2007	2006
Revenues:
U.S. product revenues, net	$57,525	$37,363
International product revenues	1,910	578
Other revenues	44	2,114
Total revenues, net	59,479	40,055

Costs and expenses:
Cost of product revenues	16,738	10,132
Research and development	15,870	13,581
Sales and marketing	14,994	14,068
General and administrative	7,720	6,668
Total costs and expenses	55,322	44,449

Operating income (loss)	4,157	(4,394)

Other income (expense):
Interest income	3,973	939
Interest expense	(2,357)	(2,459)
Other income (expense)	(6)	34
Total other income (expense), net	1,610	(1,486)

Income (loss) before income taxes	5,767	(5,880)

Provision for income taxes	166	—

Net income (loss)	$5,601	$(5,880)

Basic and diluted net income (loss) per common share	$0.10	$(0.11)

Shares used in calculating:
Basic net income (loss) per share	55,118,813	54,079,305
Diluted net income (loss) per share	56,946,557	54,079,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
UNAUDITED

(in thousands)

	Three months ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$5,601	$(5,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,868	1,773
Amortization of debt issuance costs	388	190
Amortization of premium on investments	(251)	17
Charge for 401k company common stock match	620	566
Stock-based compensation	2,679	2,691
Other non-cash	6	(2)
Changes in assets and liabilities:
Accounts receivable	(2,448)	(104)
Inventory	1,716	(1,522)
Prepaid expenses and other current assets	884	1,038
Other assets	—	107
Accounts payable and accrued liabilities	(8,639)	(9,741)
Deferred revenue	5,975	—
Other long-term liabilities	44	1,132
Total adjustments	4,842	(3,855)
Net cash provided by (used in) operating activities	10,443	(9,735)

Cash flows from investing activities:
Purchases of property and equipment	(1,211)	(1,493)
Purchases of investments	(1,464,545)	(148,688)
Maturities of investments	1,527,549	155,400
Net cash provided by investing activities	61,793	5,219

Cash flows from financing activities:
Issuance of common stock, net	2,248	2,395
Repayments of capital lease obligations	—	(29)
Net cash provided by financing activities	2,248	2,366

Net increase/(decrease) in cash and cash equivalents	74,484	(2,150)
Effect of changes in foreign exchange rates on cash balances	(1)	1
Cash and cash equivalents, beginning of period	15,979	29,149
Cash and cash equivalents, end of period	$90,462	$27,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2007 and 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $795,000 and $652,000 at March 31, 2007 and December 31, 2006, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are offset against accounts receivable and were $3.1 million and $2.8 million at March 31, 2007 and December 31, 2006, respectively. In the three months ended March 31, 2007 and 2006, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $3.4 million and $1.8 million, respectively.

Product Revenues from International Distribution Partners

Under agreements with international distribution partners, Cubist sells its product to international distribution partners based upon a transfer price. Once Cubist’s distribution partner sells the product to a third party, Cubist may be owed an additional payment based on a percentage of the net selling price to the third party, less the transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distributor. Cubist recognizes revenue related to product shipped to international distribution partners when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the distribution partner, the price is fixed or determinable, collection from the distribution partner is reasonably assured and the Company has no further performance obligations.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2007 presentation.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	Three months ended
	March 31,
	2007	2006

Net income (loss) basic and diluted	$5,601	$(5,880)

Shares used in calculating basic net income (loss) per share	55,118,813	54,079,305

Effect of dilutive securities:
Stock options	1,827,744	—

Shares used in calculating diluted net income (loss) per share	56,946,557	54,079,305

Net income (loss) per share basic and diluted	$0.10	$(0.11)

The following amounts were not included in the calculation of net income (loss) per share because their effects were antidilutive:

	Three months ended
	March 31,
	2007	2006

Options to purchase shares of common stock	3,243,135	7,868,350
Notes payable convertible into shares of common stock	11,374,335	3,495,763

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of only net income (loss), as there was no other comprehensive income (loss) for the three months ended March 31, 2007 and 2006.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted or modified after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in the Company’s condensed consolidated statement of operations commencing in the first quarter of 2006. See Note D. for additional information.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires that the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN  48 is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact on the Company’s financial statements.  See Footnote No. K, “Income Taxes,” for additional information.

C.            BUSINESS AGREEMENTS

Commercialization Agreements

In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., or Banyu. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an up-front fee of $6.0 million. This $6.0 million was recorded as deferred revenue. Cubist will receive additional payments if Merck reaches certain regulatory and sales milestones. Cubist may receive payments for the achievement of the aforementioned milestones of up to $39.5 million under the agreement. In addition, Merck will purchase finished but unlabeled vials from Cubist in exchange for a transfer price.

D.            EMPLOYEE STOCK BENEFIT PLANS

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

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, options to purchase 11,535,764 shares of common stock may be granted to employees, directors, officers or consultants. The options are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At March 31, 2007 there were 4,473,400 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, options to purchase 675,000 shares of Common Stock may be granted to members of the Board of Directors. The options are generally granted at fair market value on the date of the grant, vest ratably over a three-year period and expire ten years from the date of grant. At March 31, 2007, there were 318,750 shares available for future grant under this plan.

Cubist does not currently hold any treasury shares. Upon share option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning and end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 500,000 shares of common stock to eligible employees.

Summary of  SFAS 123(R) Expense

The effect of recording stock-based compensation in the Consolidated Statement of Operations for the three month period ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)

Stock-based compensation expense by type of award:
Employee stock options	$2,557	$2,472
Employee stock purchase plan	82	103
Total stock-based compensation	$2,639	$2,575

Effect on earnings per share:
Basic	$0.05	$0.05
Diluted	$0.04	$0.05

Valuation Assumptions

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three months ended
	March 31,
	2007	2006
Stock option plans:
Expected stock price volatility	50%	52%
Risk free interest rate	4.7%	4.5%
Dividend yield	—	—
Expected life	4 years	4 years
Stock purchase plan:
Expected stock price volatility	30%	45%
Risk free interest rate	4.7%	4.4%
Dividend yield	—	—
Expected life	6 months	6 months

Cubist’s expected stock price volatility assumption is based on both current and historical volatilities of the Company’s stock which is obtained from public data sources. The expected stock price volatility is determined based on the instrument’s expected term. Since the employee stock purchase plan has a shorter term than the stock option plans, volatility for this plan is estimated over a shorter period. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. Cubist determines the expected life assumption based on the exercise behavior and post vesting cancellations that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company estimates forfeitures based on its historical experience of share-based pre-vesting cancellations. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

General Option Information

A summary of option activity for the quarters ended March 31, 2007 and 2006 are as follows:

	2007		2006
		Weighted		Weighted
		Average Exercise		Average Exercise
	Number	Price	Number	Price

Outstanding at beginning of period	7,276,450	$16.49	6,836,077	$14.14
Granted	983,200	$19.50	1,341,050	$21.96
Exercised	(162,917)	$11.00	(207,213)	$9.15
Canceled	(185,043)	$17.47	(101,564)	$11.97
Outstanding at end of period	7,911,690	$16.95	7,868,350	$15.63

Options exercisable as of March 31,	4,037,071	$16.25	3,679,206	$16.66

Weighted average grant-date fair value of options granted during the year		$8.92		$10.27

E.              DEBT

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the “2.25% Notes”). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem the 2.25% Notes at 100% of the principal amount to be redeemed plus accrued and unpaid interest commencing in June 2011 if Cubist’s common stock closing price exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs are amortized ratably over the life of the note.

In 2001, Cubist completed a private placement of $165.0 million aggregate principal amount of 5.5% convertible subordinated notes (the “5.5% Notes”). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The 5.5% Notes were convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest was payable on each November 1 and May 1, beginning May 1, 2002. The 5.5% Notes had a maturity date of November 1, 2008. Cubist retained the right to redeem the 5.5% Notes prior to November 2004 if Cubist’s common stock closing price exceeded the conversion price for a period of time as defined in the 5.5% Notes agreement. The deferred financing costs associated with the sale of the 5.5% Notes were $5.3 million. In June 2006, Cubist repaid the outstanding principal and accrued interest on the 5.5% Notes, plus a prepayment penalty of $3.9 million that was recorded to interest expense. The remaining unamortized balance of the debt issuance costs, totaling $1.8 million, associated with the 5.5% Notes was written off to interest expense at the time of the repayment.

F.              GUARANTEES

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

G.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2007	2006
	(in thousands)
Accrued payroll	$496	$590
Accrued incentive compensation	1,271	2,353
Accrued bonus	1,438	4,458
Accrued benefit costs	2,239	1,879
Accrued clinical trials	354	494
Accrued interest	2,319	350
Accrued manufacturing costs	1,032	1,804
Accrued royalty	6,987	12,905
Other accrued costs	6,524	6,205
Total	$22,660	$31,038

H.            INVENTORY

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

Inventories consisted of the following at:

	March 31,	December 31,
	2007	2006
	(in thousands)
Raw materials	$5,689	$8,240
Work in process	4,574	3,616
Finished goods	4,064	6,255
	$14,327	$18,111

I.                 INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31,	December 31,
	2007	2006
	(in thousands)
Patents	$2,673	$2,673
Manufacturing rights	2,500	2,500
Acquired technology rights	28,500	28,500
Intellectual property and processes and other intangibles	5,388	5,388
	39,061	39,061
Less: accumulated amortization - patents	(2,080)	(2,063)
accumulated amortization - manufacturing rights	(936)	(833)
accumulated amortization - acquired technology rights	(5,767)	(5,152)
accumulated amortization - intellectual property	(5,374)	(5,374)
Intangible assets, net	$24,904	$25,639

In March of 2005, Cubist issued to Eli Lilly & Co., or Eli Lilly, $20.0 million of its common stock in exchange for a 2% reduction in the royalty payable to Eli Lilly. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of the transactions. The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

In November 2005, Cubist announced that it had selected ACS Dobfar SpA, or ACS, as the single source supplier of active pharmaceutical ingredient, or API, for CUBICIN. Cubist provided notice to DSM in accordance with contract agreement terms to terminate its manufacturing and supply agreement with DSM Capua SpA, or DSM, for API. The useful life of the DSM manufacturing rights was adjusted to coincide with the revised termination date of May 2006. As Cubist will receive no future benefit from the DSM manufacturing rights, the gross asset value and related allowance for amortization expense were eliminated from the accounts with no resulting gain or loss. Amortization of these assets was allocated to inventory and is expensed to cost of product revenues as the related inventory lots are sold. The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

Amortization expense was $2.2 million and $2.0 million for the quarters ended March 31, 2007 and 2006, respectively. The estimated aggregate amortization of intangible assets as of March 31, 2007, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2007	$2,206
2008	2,941
2009	2,941
2010	2,941
2011	2,524
2012 and thereafter	11,351
$24,904

J.              SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. To date, the Company has concentrated exclusively on developing products for the antiinfective marketplace. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company’s revenues are currently generated within the U.S.

Revenues from Cardinal Health accounted for approximately 32% of all revenues for the quarters ended March 31, 2007 and 2006. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 31% and 29% of all revenues for the quarters ended March 31, 2007 and 2006, respectively. Revenues from McKesson Corporation accounted for approximately 20% and 21% of all revenues for the quarter ended March 31, 2007 and 2006, respectively.

K.            INCOME TAXES

The effective tax rates for the first quarter of 2007 and 2006 were 2.9 percent and zero percent, respectively. The effective tax rate in the first quarter of 2007 relates to federal alternative minimum tax expense and state tax expense. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109”.    There were no adjustments to retained earnings as a result of the implementation of FIN 48. The Company’s only adjustment for uncertain tax positions relates to a $2.0 million adjustment to a research and development credit, which did not impact retained earnings or the statement of operations, as there is a full valuation allowance recorded against the deferred tax asset.  All of the Company’s deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the “more likely than not” criteria under SFAS No. 109 based on Cubist’s current financial status.   Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations.  At January 1, 2007 and March 31, 2007 the Company did not have any interest or penalties accrued related to uncertain tax positions.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available.

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

•                  our expected research and development investments and expenses;

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

•                  legislative and policy changes in the United States and other jurisdictions where our products are sold that may affect the ease of getting a new product or a new indication approved;

•                  changes in government reimbursement for our or our competitors’ products;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. We have one marketed product, CUBICIN® (daptomycin for injection), which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by certain Gram-positive bacteria and is under regulatory review for an expanded label.

Net product sales of CUBICIN were $59.4 million in the three months ended March 31, 2007 as compared to $37.9 million in the three months ended March 31, 2006. Net income for the three months ended March 31, 2007 was $5.6 million or $0.10 per basic and diluted share, as compared to a net loss of  $5.9 million or $(0.11) per basic and diluted share for the three months ended March 31, 2006.

In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., or Banyu. In exchange for the development and commercialization rights in Japan, Merck paid us $6.0 million cash upfront. This $6.0 million was recorded as deferred revenue. We may receive up to an additional $39.5 million in total milestone payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials from us in exchange for a transfer price.

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

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, regulatory, and commercialization expertise. We are currently working to identify viable antibiotic lead candidates with Gram-positive and Gram-negative activity from our lipopeptide program. We are also working with Ilypsa, Inc., or Ilypsa, to develop a non-antibiotic, toxin binder therapy for the treatment of Clostridium difficile (C. difficile) associated diarrhea, or CDAD. We continue to evaluate acute care product candidates which we might acquire to build our pipeline.

Since our inception, we have incurred net losses in every fiscal period until the third quarter of 2006 principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of March 31, 2007, we had an accumulated deficit of $478.6 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues

The following table sets forth revenues for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006	% Change
	(in millions)
U.S. product revenues, net	$57.5	$37.3	54%
International product revenues	1.9	0.6	230%
Other revenues	0.1	2.1	-98%
Total revenues, net	$59.5	$40.0	48%

Product Revenues, net

Net sales of CUBICIN were $59.4 million and $37.9 million in the three months ended March 31, 2007 and 2006, respectively. Gross sales of CUBICIN totaled $62.8 million and $39.7 million for the three months ended March 31, 2007 and 2006, respectively, and are offset by $3.4 million and $1.8 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as a 6.5% price increase in May 2006 and an additional 6.2% price increase in January 2007. Included in net product revenues for the three months ended March 31, 2007 is $1.9 million of international sales.

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

Other Revenues

Other revenues for the three months ended March 31, 2007 were $0.1 million as compared to $2.1 million for the three months ended March 31, 2006. Included in other revenues for the three months ended March 31, 2006 is revenue related to a payment of $2.0 million under our commercialization agreement with Novartis. The payment was received as a result of Novartis receiving marketing approval for CUBICIN in the EU from the European Medicines Agency, or EMEA.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006	% Change
	(in millions)
Cost of product revenues	$16.7	$10.1	65%
Research and development	15.9	13.6	17%
Sales and marketing	15.0	14.1	7%
General and administrative	7.7	6.7	16%
Total costs and expenses	$55.3	$44.5	24%

Cost of Product Revenues

Cost of product revenues were $16.7 million and $10.1 million for the three months ended March 31, 2007 and 2006, respectively. Our gross margin for the three months ended March 31, 2007, was 71.8% as compared to 73.3% for the three months ended March 31, 2006. The increase in the cost of product revenues and the decrease in gross margin is primarily related to the sale of the remaining higher cost inventory from our former API supplier, DSM. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $0.6 million for the three months ended March 31, 2007 and 2006.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended March 31, 2007 was $15.9 million as compared to $13.6 million in the three months ended March 31, 2006, an increase of $2.3 million or 17%. The increase in research and development expenses was due primarily to (i) an increase of $1.1 million in payroll, benefits and other employee related expenses; (ii) an increase of $1.4 million in collaboration expense due primarily to costs associated with our Ilypsa collaboration, which we entered into in the second quarter of 2006; (iii) an increase of $0.4 million in clinical and non-clinical study costs; (iv) an increase of $0.2 million in research grants; and (v) an increase of $0.2 million in medical education expense. These increases were offset by (i) a decrease of $0.8 million in professional services and (ii) a decrease of $0.4 million in process development costs related to our lipopeptide program and our discontinued HepeX-B™ program.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended March 31, 2007 was $15.0 million as compared to $14.1 million in the three months ended March 31, 2006, an increase of $0.9 million or 7%. The increase in sales and marketing expense is primarily related to an increase of $0.6 million in payroll, benefits, travel, and other employee related expenses and an increase of $0.3 million in marketing and promotional programs.

General and Administrative Expense

General and administrative expense in the three months ended March 31, 2007 was $7.7 million as compared to $6.7 million in the three months ended March 31, 2006, an increase of $1.0 million or 16%. This increase is primarily due to an increase of $0.4 million in payroll, benefits and other employee related expenses, and an increase of $0.9 million in professional services.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006	% Change
	(in millions)
Interest income	$4.0	$0.9	323%
Interest expense	(2.4)	(2.4)	-4%
Other income	—	—	-118%
Total other income (expense), net	$1.6	$(1.5)	-208%

Interest income in the three months ended March 31, 2007 was $4.0 million as compared to $0.9 million in the three months ended March 31, 2006, an increase of $3.0 million or 323%. The increase in interest income is due primarily to a higher cash balance during the first quarter of 2007 compared to the first quarter of 2006 as well as higher rates of return on our investments. The higher average cash balance is due to the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.

Interest expense was $2.4 million for the three months ended March 31, 2007 and 2006.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

We have incurred net losses since our inception until the third quarter of 2006, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of March 31, 2007, we had an accumulated deficit of $478.6 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. Our total cash, cash equivalents and investments at March 31, 2007 were $320.9 million as compared to $309.2 million at December 31, 2006. Based on our current business plan, we believe that our existing cash, cash equivalents, investments and projected cash inflows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

 Net cash provided by operating activities was $10.4 million in the three months ended March 31, 2007 as compared to net cash used in operating activities of $9.7 million in the three months ended March 31, 2006. Net cash provided by operating activities in the three months ended March 31, 2007 includes our net income for the quarter of $5.6 million offset by non-cash charges of $7.3 million that primarily consist of $3.9 million of depreciation and amortization expense, $2.7 million of stock based compensation expenses and $0.6 million in expense associated with our 401(k) company match that is made in the form of common stock shares. Accounts payable and accrued liabilities decreased $8.6 million due primarily to the timing of bonus and incentive compensation payouts as well as royalties paid to Eli Lilly related to sales of CUBICIN. Accounts receivable increased $2.4 million due to increased sales of CUBICIN. These uses of cash were offset by a $6.0 million increase in deferred revenue due to the receipt of a $6.0 million upfront payment from Merck, as well as a $1.7 million decrease in inventory due to increased sales of CUBICIN.

Net cash provided by investing activities in the three months ended March 31, 2007 was $61.8 million, compared to $5.2 million for the three months ended March 31, 2006. Cash provided by investing activities in the first quarter of 2007 represents cash inflows from the maturity of securities, offset by purchases of securities as well as cash outflows for purchases of property and equipment. Purchases of property and equipment during the three months ended March 31, 2007, were $1.2 million compared to $1.5 million during the three months ended March 31, 2006. Property and equipment additions in the first quarter of 2007 consisted primarily of lab equipment and computer software. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $2.2 million was provided by financing activities in the three months ended March 31, 2007 as compared to $2.4 million provided by financing activities during the three months ended March 31, 2006. Proceeds from financing activities for the three months ended March 31, 2007 consisted if $2.2 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balances, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at March 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$350.0	$350.0
Interest on subordinated convertible notes	7.9	15.8	15.8	11.8	51.3
Operating leases, net of sublease income	1.2	2.6	2.9	6.2	12.9
Inventory purchase obligations	23.9	20.4	22.6	37.1	104.0
External collaborations	7.0	—	—	—	7.0
Total contractual cash obligations	$40.0	$38.8	$41.3	$405.1	$525.2

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

As noted earlier in the Notes to the Condensed Consolidated Financial Statements, Cubist adopted FIN 48 in the first quarter of 2007. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Form 10-K. For more information on our other critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2006, as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

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

Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not continue to be widely accepted in the United States for the treatment of cSSSI and may not be widely accepted for treatment of the new indication of S. aureus bacteremia, including right-sided endocarditis, caused by MRSA and MSSA by physicians, patients, third-party payors, or the medical community in general.

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

As of March 31, 2007, we had approximately three-and-a-half years experience as to the sales of this product, and three quarters of sales since the approval of the new indication. Because this is still a relatively new product, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI or that CUBICIN will be widely accepted for the treatment of its new indication. Further, CUBICIN currently competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against new antiinfective drugs whose approval is anticipated in the near future and others that are in development at other companies.

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

•                  the market price of CUBICIN as compared to alternative therapies and physicians and third-party payors’ attitudes towards the relative value of CUBICIN versus other therapies; and

•                  the ability of target organisms to develop resistance to CUBICIN.

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

Because CUBICIN is the only product that we sell currently and, given our current pipeline of drug candidates, will sell for the foreseeable future, any impediment to the success of this product would have a significant effect on our business and financial results.

If we are unable to maintain satisfactory sales and marketing capabilities, we may not succeed in commercializing CUBICIN.

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We added 36 sales territories during 2006. Therefore, our expanded U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Our partner in Europe, Novartis AG, or Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in the United Kingdom, Ireland, Benelux, Spain, Austria, Denmark, Finland, Norway and Germany in 2006, and in France, Italy and Greece in the first quarter of 2007. Other than our partner in Israel, none of our other international partners have launched CUBICIN in their respective territories. Even if our international partners obtain additional approvals to market CUBICIN in their respective territories, we cannot guarantee that we or our partners will be successful in marketing CUBICIN in these markets.

We face significant competition from other biotechnology and pharmaceutical companies, particularly with respect to CUBICIN, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we are currently developing or that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the acceptance of CUBICIN, if the reluctance of physicians to switch from existing drug products to CUBICIN inhibits the acceptance of CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States and the European Union.

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, in 2007, Pfizer, Inc. could receive FDA approval to market Dalbavancin in the United States and Theravance, Inc. could receive FDA approval to market Telavancin, which Theravance developed with its partner, Astellas Pharma Inc. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

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

We do not have the capability to manufacture our own CUBICIN active pharmaceutical ingredient, or API. We have entered into a manufacturing and supply agreement with ACS to manufacture and supply us with CUBICIN API for commercial purposes. ACS is our sole provider of our commercial supply of CUBICIN API. Pursuant to our agreement with ACS, ACS currently stores some CUBICIN API at its facilities in Italy.

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

If Cardinal, Hospira, or, in particular, ACS, experiences any significant difficulties in its respective manufacturing processes for CUBICIN API or finished product, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, if we face these or other difficulties with our current suppliers, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN to one or more other suppliers in an effort to deal with the difficulties.

Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the United States for finishing, packaging and labeling. Each shipment of our API is of significant value, and while in transit, it  could be lost or damaged. Moreover, at any time after shipment to the United States, our API could be lost or damaged as it is stored at our warehouser, Integrated Commercialization Solutions, Inc., or ICS, and moves through our finished product manufacturers. We have taken risk mitigation steps and have purchased insurance to protect against such loss or damage. However, depending on when in this process the API is lost or damaged, we may have limited recourse for recovery against our finished product manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our API. We are also subject to financial risk from volatile fuel costs due to shipping CUBICIN API to the United States, as well as shipping of finished product within the United States and to our international distribution partners for packaging, labeling and distribution.

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

Our ability to grow revenues from the commercialization and sale of CUBICIN will be limited if we or our partners do not obtain approval to market CUBICIN for any additional indications in countries where CUBICIN is approved, or if our partners do not receive approvals to market CUBICIN at all in countries where CUBICIN is not yet approved, or if we fail to fulfill certain post-approval requirements of the FDA relating to CUBICIN.

We may seek regulatory approval for additional indications for CUBICIN. To do so, we would need to successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. Our revenues may not grow as expected and our business and operating results may be harmed if additional indications for CUBICIN are not approved in the United States.

In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In July 2006, Novartis filed an additional MAA with the EMEA for an expanded label in the EU based on the results of our S. aureus bacteremia and endocarditis trial. We cannot be sure that the EMEA will approve this application or do so on a timely basis. CUBICIN is also approved in Israel for the same indications as our U.S. approval, in Taiwan for cSSSI and in Switzerland for cSSTI and S. aureus bacteremia. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In addition, the FDA approval to market CUBICIN in the United States for the treatment of cSSSI required that we conduct a Phase 4 clinical trial to assess the safety, efficacy and pharmacokinetics of CUBICIN in renally impaired patients with cSSSI who also have various degrees of renal impairment, including those that require dialysis. Clinical sites began screening for eligible subjects for our Phase 4 renal impairment study in February 2005. Enrollment of eligible subjects in this study had been difficult and slower than expected. A meeting with the FDA to discuss these issues took place in December 2006. After the meeting, the FDA replaced the original requirement with a new two step commitment. The first step is to conduct a Phase 4 clinical trial to assess the pharmacokinetics of CUBICIN in non-infected subjects who are on hemodialysis or peritoneal dialysis. For step two, once this pharmacokinetic study is completed, the FDA will require a Phase 4 study to assess the efficacy and safety of CUBICIN in infected patients (cSSSI and S. aureus bacteremia) with moderate and severe (on hemodialysis) renal impairment.

In connection with the recent FDA approval to market CUBICIN in the United States for S. aureus bacteremia, including those with right-sided infective endocarditis, we will be required to design and complete a Phase 4 clinical trial evaluating the potential impact of CUBICIN in combination therapy in the treatment of S. aureus infective endocarditis. The protocol for this trial was submitted in December 2006 and is under discussion with the FDA. We also are working on a pediatric development plan as a follow-up to the single dose Phase 1 pharmacokinetic study in pediatric patients that we completed in 2006 and anticipate a discussion with the FDA on next steps in pediatrics in the first half of 2007.

Our business would be seriously harmed if we do not complete these studies, and the FDA, as a result, requires us to change the marketing label for CUBICIN in respect to combination therapy or patients with renal impairment.

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

Our drug product, CUBICIN, and most of our other current and former drug candidates are the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the antiinfective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than Cubist. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business.

If we are unable to discover or acquire promising candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them. For example in February 2004, we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH. Also, in April 2004, we discontinued, as a result of data from human clinical research studies, development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah. More recently, we announced in the third quarter of 2006 that we have decided not to make any further investment in the development of HepeX-B while we evaluate our strategic options for this drug candidate. Failure to develop new drug candidates successfully could have a material adverse effect on our business, operating results and financial condition.

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization. To date, we have not obtained government approval in the United States for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the European Union for the indication of cSSTI, in Argentina for cSSSI and in Switzerland for cSSTI and S. aureus bacteremia, our collaborator, TTY Biopharm Co. Ltd has received approval for marketing CUBICIN in Taiwan for cSSSI, and our collaborator, Medison Pharma, Ltd., has received approval for marketing CUBICIN in Israel for the same indications for which we have approval in the United States. We and our partners are pursuing approvals for CUBICIN in various other countries. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. We have limited experience conducting clinical trials. The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could cause them to be repeated or extended, or a program to be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and could even affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements.

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

In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis for approval for certain types of antibiotics. Instead, the FDA is requiring for some antibiotic products, or other trials involving comparator antibiotics, placebo-controlled trials demonstrating the superiority of a drug candidate to placebo before considering approval. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. In addition, the FDA has not issued guidance articulating new standards or policies for demonstrating the safety and efficacy of antibiotics, and has not indicated whether all antibiotics would require superiority studies for FDA approval. The lack of guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the United States. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN in the United States for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval.

Moreover, recent events, including complications arising from FDA-approved drugs have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory approvals. In particular, non-inferiority studies have come under scrutiny from Congress, in part because of a congressional investigation as to the safety of Ketek®, an antibiotic approved by the FDA on the basis of non-inferiority studies. Certain key members of Congress have asked the U.S. Government Accountability Office (GAO), an independent, nonpartisan arm of Congress, to investigate the FDA’s reliance on non-inferiority studies as a basis for approval. Congress may draft, introduce, and pass legislation that could significantly change the process for approval of antibiotics by the FDA.

The increased scrutiny by Congress and regulatory authorities may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements on pharmaceutical products generally, and particularly in our areas of focus. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals could prevent us from commercializing any new antibiotic product candidates, receiving any additional indications for CUBICIN, generating revenues, and sustaining profitability.

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

Of particular concern for a company like ours, having one marketed product, is that third parties may seek to market generic versions of CUBICIN by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us are invalid, unenforceable and/or not infringed, a so-called Paragraph IV filing. From 1997 through 2002, about one third of all new chemical entities, such as daptomycin, the chemical ingredient in CUBICIN, have been the subject of a Paragraph IV filing. September 2007 will be the first opportunity under United States patent law for a generic company to make a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable.

If our collaborators or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection to our intellectual property, thereby easing our competitors’ ability to compete with us in such countries.

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

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license and product supply agreement with a subsidiary of Chiron Corporation, or Chiron, to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis acquired Chiron. In December 2006, we entered into a license and product supply agreement with AstraZeneca to seek regulatory approvals and commercialize CUBICIN in China and other countries in Asia, Africa and the Middle East. In March 2007, we entered into a license agreement with Merck for the development and commercialization of CUBICIN in Japan. We have also entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

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

Since we began operations, we have incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated net income of $5.6 million for the three months ended March 31, 2007 and incurred a net loss of $0.4 million for the year ended December 31, 2006. At March 31, 2007, we had an accumulated deficit of $478.6 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We cannot be certain that we will not incur future operating losses related to the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. As a result, we cannot make specific predictions about our continued profitability. If we fail to maintain profitability, the market price of our common stock may decline.

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

Revenues generated by products we currently market or that we successfully develop and for which we obtain regulatory approval depend on reimbursement from third-party payors such that if reimbursement for our products is reduced or is insufficient, there could be a negative impact on the utilization of our products.

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

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and its implementing regulations, altered the manner in which Medicare sets payment levels for many prescription drugs, including CUBICIN. Under this legislation, beginning in 2005, Medicare reimbursement for CUBICIN was based on average sales price, or the ASP, rather than average wholesale price in both the physician office and hospital outpatient settings. This resulted in lower payment rates in 2005 as compared to 2004. Moreover, under this payment methodology the payment rate for CUBICIN is set on a quarterly basis based upon the ASP for previous quarters, and significant downward fluctuations in such reimbursement rate could negatively affect sales of CUBICIN. In addition, further changes to this methodology are possible. There have been a number of legislative and regulatory actions affecting health care systems. The current uncertainty and the potential for adoption of additional changes could affect the timing and amount of our product revenue, our ability to raise capital, obtain additional collaborators and market our products. Medicare payments for CUBICIN can influence pricing in the non-Medicare market as third party payors may base their reimbursement on the Medicare rate. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborators to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

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

If our officers, directors and certain stockholders choose to act together, they would be able to influence our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of April 12, 2007, our directors, executive officers and greater than 5% stockholders and their affiliates beneficially owned approximately 64% of our issued and outstanding common stock. Accordingly, they collectively would have the ability to influence the election of all of our directors and to influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

*10.1 License Agreement dated as of October 2, 2003, by and between Cubist, Chiron Healthcare Ireland Ltd. and Chiron Corporation.

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

*Confidential Treatment Granted and extension requested.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

May 4, 2007
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)