Form 10-Q
period 2007-06-30
CUBIST PHARMACEUTICALS INC
filed 2007-08-03
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 31, 2007: 55,663,388

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2007

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006
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
Signatures

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$82,170	$15,979
Short-term investments	260,431	278,012
Accounts receivable, net	25,186	21,070
Inventory, net	14,009	18,111
Prepaid expenses and other current assets	4,856	5,195
Total current assets	386,652	338,367
Property and equipment, net	49,428	49,584
Intangible assets, net	24,169	25,639
Long-term investments	10,164	15,178
Other assets	9,491	10,267
Total assets	$479,904	$439,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,409	$3,602
Accrued liabilities	32,720	31,038
Short-term deferred revenue	920	—
Current portion of capital lease obligations	—	245
Total current liabilities	39,049	34,885

Long-term deferred revenue	16,625	11,800
Other long-term liabilities	1,778	1,760
Long-term debt	350,000	350,000
Total liabilities	407,452	398,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 55,515,047 and 55,001,058 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	55	55
Additional paid-in capital	536,497	524,726
Accumulated deficit	(464,100)	(484,191)
Total stockholders’ equity	72,452	40,590
Total liabilities and stockholders’ equity	$479,904	$439,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
U.S. product revenues, net	$68,294	$45,648	$125,819	$83,011
International product revenues	1,231	33	3,141	611
Other revenues	239	2,113	283	4,227
Total revenues, net	69,764	47,794	129,243	87,849

Costs and expenses:
Cost of product revenues	15,834	11,790	32,572	21,922
Research and development	17,145	13,674	33,015	27,255
Sales and marketing	15,993	14,249	30,987	28,317
General and administrative	7,787	6,607	15,507	13,275
Total costs and expenses	56,759	46,320	112,081	90,769

Operating income (loss)	13,005	1,474	17,162	(2,920)

Other income (expense):
Interest income	4,373	2,180	8,346	3,119
Interest expense	(2,357)	(8,722)	(4,713)	(11,180)
Other income (expense)	(9)	(5)	(16)	28
Total other income (expense), net	2,007	(6,547)	3,617	(8,033)

Income (loss) before income taxes	15,012	(5,073)	20,779	(10,953)

Provision for income taxes	522	—	688	—

Net income (loss)	$14,490	$(5,073)	$20,091	$(10,953)

Basic net income (loss) per common share	$0.26	$(0.09)	$0.36	$(0.20)
Diluted net income (loss) per common share	$0.24	$(0.09)	$0.35	$(0.20)

Shares used in calculating:
Basic net income (loss) per common share	55,406,882	54,347,892	55,263,940	54,214,340
Diluted net income (loss) per common share	68,754,256	54,347,892	57,180,092	54,214,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
UNAUDITED

(in thousands)

	Six months ended June 30, 2007
	2007	2006

Cash flows from operating activities:
Net income (loss)	$20,091	$(10,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,838	4,000
Amortization of debt issuance costs	776	2,282
Amortization of premium on investments	(414)	35
Charge for 401k company common stock match	1,112	1,010
Stock-based compensation	5,383	5,398
Other non-cash	14	4
Changes in assets and liabilities:
Accounts receivable	(4,116)	(3,113)
Inventory	1,926	(937)
Prepaid expenses and other current assets	339	1,816
Other assets	1	(68)
Accounts payable and accrued liabilities	3,354	(7,072)
Deferred revenue	5,745	—
Other long-term liabilities	18	1,804
Total adjustments	19,976	5,159
Net cash provided by (used in) operating activities	40,067	(5,794)

Cash flows from investing activities:
Purchases of property and equipment	(2,051)	(3,667)
Purchases of investments	(2,622,704)	(303,973)
Maturities of investments	2,645,713	319,800
Net cash provided by investing activities	20,958	12,160

Cash flows from financing activities:
Issuance of common stock, net	5,413	5,449
Proceeds from sale of convertible subordinated debt	—	350,000
Costs associated with sale of convertible subordinated debt	—	(10,925)
Repayments of long-term debt and capital lease obligations	(245)	(165,058)
Net cash provided by financing activities	5,168	179,466

Net increase in cash and cash equivalents	66,193	185,832
Effect of changes in foreign exchange rates on cash balances	(2)	3
Cash and cash equivalents, beginning of period	15,979	29,149
Cash and cash equivalents, end of period	$82,170	$214,984

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Capital lease obligations incurred	$—	$245

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2007 and 2006.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $459,000 and $652,000 at June 30, 2007 and December 31, 2006, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are offset against accounts receivable and were $3.7 million and $2.8 million at June 30, 2007 and December 31, 2006, respectively. In the three months ended June 30, 2007 and 2006, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $3.7 million and $2.2 million, respectively. In the six months ended June 30, 2007 and 2006, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $7.1 million and $4.1 million, respectively.

Product Revenues from International Distribution Partners

Under agreements with international distribution partners, Cubist sells its product to international distribution partners based upon a transfer price. Once Cubist’s distribution partner sells the product to a third party, Cubist may be owed an additional payment based on a percentage of the net selling price to the third party, less the transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner. Cubist recognizes revenue related to product shipped to international distribution partners when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the distribution partner, the price is fixed or determinable, collection from the distribution partner is reasonably assured and the Company has no further performance obligations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss) basic	$14,490	$(5,073)	$20,091	$(10,953)

Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,902	—	—	—
Debt issuance costs, net of tax	375	—	—	—

Net income (loss) diluted	$16,767	$(5,073)	$20,091	$(10,953)

Shares used in calculating basic net income (loss) per common share	55,406,882	54,347,892	55,263,940	54,214,340

Effect of dilutive securities:
Options to purchase shares of common stock	1,973,039	—	1,916,152	—
Notes payable convertible into shares of common stock	11,374,335	—	—	—

Shares used in calculating diluted net income (loss) per common share	68,754,256	54,347,892	57,180,092	54,214,340

Net income (loss) per share, basic	$0.26	$(0.09)	$0.36	$(0.20)
Net income (loss) per share, diluted	$0.24	$(0.09)	$0.35	$(0.20)

The following amounts were not included in the calculation of net income (loss) per share because their effects were antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Options to purchase shares of common stock	1,752,404	8,094,284	2,730,632	8,094,284
Notes payable convertible into shares of common stock	—	11,374,335	11,374,335	11,374,335

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of only net income (loss), as there was no other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted or modified after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in the Company’s Condensed Consolidated Statement of Operations commencing in the first quarter of 2006. See Note D., “Employee Stock Benefit Plans” for additional information.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires that the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN  48 is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact on the Company’s financial statements. See Note K., “Income Taxes,” for additional information.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The adoption of EITF 07-03 is not expected to have a material impact on the Company’s financial statements.

C.            BUSINESS AGREEMENTS

2007 Commercialization Agreements

In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., or Banyu. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an up-front fee of $6.0 million. This $6.0 million was recorded as deferred revenue. Revenue will be recognized over the performance period. Cubist will receive additional payments if Merck reaches certain regulatory and sales milestones. Cubist may receive payments for the achievement of the aforementioned milestones of up to $39.5 million under the agreement. In addition, Merck will purchase finished but unlabeled vials from Cubist in exchange for a transfer price.

D.            EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock Option Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 1993 Stock Option Plan, options to purchase 5,837,946 shares of common stock were authorized for issuance to employees, directors, officers or consultants. The options were generally granted at fair market value on the date of the grant, vested ratably over a four-year period and expired ten years from the date of grant. There are no shares available for future grant under this plan as it terminated in accordance with its terms in 2003.

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, 11,535,764 shares of common stock may be issued to employees, directors, officers or consultants. Options under this plan are generally granted with exercise prices equal to the fair market value on the date of the grant, vest ratably over a four-year period and expire ten years from the date of grant. At June 30, 2007 there were 4,470,332 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 975,000 shares of Common Stock may be issued to members of the Board of Directors. Options under this plan are granted at fair market value on the date of the grant, vest ratably over either a one-year or a three-year period and expire ten years from the date of grant. At June 30, 2007, there were 476,250 shares available for future grant under this plan.

Cubist does not currently hold any treasury shares. Upon share option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning and end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. At June 30, 2007, there were 382,996 shares available for future grant under this plan.

Summary of  SFAS 123(R) Expense

The effect of recording stock-based compensation in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$2,624	$2,572	$5,181	$5,044
Employee stock purchase plan	68	104	150	207
Total stock-based compensation	$2,692	$2,676	$5,331	$5,251

Effects on earnings per share:
Basic	$0.05	$0.05	$0.10	$0.10
Diluted	$0.04	$0.05	$0.08	$0.10

Valuation Assumptions

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock option plans:
Expected stock price volatility	45%	52%	49%	52%
Risk free interest rate	5.0%	5.0%	4.7%	4.7%
Dividend yield	—	—	—	—
Expected life	4 years	4 years	4 years	4 years
Stock purchase plan:
Expected stock price volatility	30%	45%	30%	45%
Risk free interest rate	4.7%	4.4%	4.7%	4.4%
Dividend yield	—	—	—	—
Expected life	6 months	6 months	6 months	6 months

Cubist’s expected stock price volatility assumption is based on both current and historical volatilities of the Company’s stock price, which is obtained from public data sources. The expected stock price volatility is determined based on the instrument’s expected term. Since the employee stock purchase plan has a shorter term than the stock option plans, volatility for this plan is estimated over a shorter period. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. Cubist determines the expected life assumption based on the exercise behavior and post vesting cancellations that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company estimates forfeitures based on its historical experience of share-based pre-vesting cancellations. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

General Option Information

A summary of option activity for the six months ended June 30, 2007 and 2006 are as follows:

	2007		2006
		Weighted		Weighted
		Average Exercise		Average Exercise
	Number	Price	Number	Price

Outstanding at beginning of period	7,276,450	$16.49	6,836,077	$14.14
Granted	1,240,350	$20.01	1,944,925	$22.12
Exercised	(427,890)	$11.39	(514,221)	$9.63
Canceled	(300,897)	$17.43	(172,497)	$16.79
Outstanding at end of period	7,788,013	$17.29	8,094,284	$16.29

Options exercisable as of June 30,	4,255,381	$16.63	3,799,349	$16.58

Weighted average grant-date fair value of options granted during the period		$9.02		$10.39

E.              DEBT

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the “2.25% Notes”). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem the 2.25% Notes at 100% of the principal amount to be redeemed plus accrued and unpaid interest commencing in June 2011 if Cubist’s common stock closing price exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs are amortized ratably over the life of the 2.25% Notes.

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

G.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2007	2006
	(in thousands)
Accrued payroll	$500	$590
Accrued incentive compensation	2,324	2,353
Accrued bonus	2,817	4,458
Accrued benefit costs	2,735	1,879
Accrued clinical trials	539	494
Accrued interest	350	350
Accrued manufacturing costs	2,351	1,804
Accrued royalty	15,347	12,905
Other accrued costs	5,757	6,205
Total	$32,720	$31,038

H.            INVENTORY

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out, or FIFO, basis. The Company analyzes its inventory levels quarterly, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements to cost of product revenues, or inventory that fails to meet commercial sale specifications to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at:

	June 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$3,523	$8,240
Work in process	3,182	3,616
Finished goods	7,304	6,255
	$14,009	$18,111

I.                 INTANGIBLE ASSETS

            Intangible assets consisted of the following at:

	June 30,	December 31,
	2007	2006
	(in thousands)
Patents	$2,673	$2,673
Manufacturing rights	2,500	2,500
Acquired technology rights	28,500	28,500
Intellectual property and processes and other intangibles	5,388	5,388
	39,061	39,061
Less: accumulated amortization – patents	(2,096)	(2,063)
accumulated amortization - manufacturing rights	(1,042)	(833)
accumulated amortization - acquired technology rights	(6,380)	(5,152)
accumulated amortization - intellectual property	(5,374)	(5,374)
Intangible assets, net	$24,169	$25,639

In March 2005, Cubist issued to Eli Lilly & Co., or Eli Lilly, $20.0 million of its common stock in exchange for a 2% reduction in the royalty payable to Eli Lilly. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of the transactions. The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

In November 2005, Cubist announced that it had selected ACS Dobfar SpA, or ACS, as the single source supplier of active pharmaceutical ingredient, or API, for CUBICIN. Cubist provided notice to DSM Capua SpA, or DSM, in accordance with contract agreement terms to terminate its manufacturing and supply agreement with DSM for API. The useful life of the DSM manufacturing rights was adjusted to coincide with the revised termination date of May 2006. As Cubist will receive no future benefit from the DSM manufacturing rights, the gross asset value and related allowance for amortization expense were eliminated from the accounts with no resulting gain or loss. Amortization of these assets was allocated to inventory and was expensed to cost of product revenues as the related inventory lots were sold. The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

            Amortization expense was $0.8 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively. Amortization expense was $3.7 million for the six months ended June 30, 2007 and 2006. The estimated aggregate amortization of intangible assets as of June 30, 2007 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2007	$1,470
2008	2,941
2009	2,941
2010	2,941
2011	2,524
2012 and thereafter	11,352
$24,169

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

Revenues from Cardinal Health accounted for approximately 33% of total revenues for the three months ended June 30, 2007 and 2006. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 30% and 31% of total revenues for the three months ended June 30, 2007 and 2006, respectively. Revenues from McKesson Corporation accounted for approximately 20% and 21% of total revenues for the three months ended June 30, 2007 and 2006, respectively.

Revenues from Cardinal Health accounted for approximately 33% and 32% of total revenues for the six months ended June 30, 2007 and 2006. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 31% and 30% of total revenues for the six months ended June 30, 2007 and 2006, respectively. Revenues from McKesson Corporation accounted for approximately 20% and 21% of total revenues for the six months ended June 30, 2007 and 2006, respectively.

K.            INCOME TAXES

The effective tax rates for the six months ended June 30, 2007 and 2006 were 3.4 percent and 0%, respectively. The effective tax rate for the six months ended June 30, 2007 relates to federal alternative minimum tax expense and state tax expense. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” There were no adjustments to retained earnings as a result of the implementation of FIN 48.  The Company’s only adjustment for uncertain tax positions relates to a $2.0 million adjustment to a research and development credit, which did not impact retained earnings or the statement of operations, as there is a full valuation allowance recorded against the deferred tax asset. All of the Company’s deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the “more likely than not” criteria under SFAS No. 109 based on Cubist’s current financial status.  Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. At January 1, 2007 and June 30, 2007 the Company did not have any interest or penalties accrued related to uncertain tax positions.

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

•                   our future capital requirements and our ability to finance our operations; and

•                   our business strategy and our expectations regarding general business conditions and growth in the biopharmaceutical industry and the overall economy.

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

•                  whether we will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in countries where it is not yet approved;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. We have one marketed product, CUBICIN, which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-

positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In July, 2007, the Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the European Agency for the Evaluation of Medicinal Products, issued a positive opinion recommending approval of an expanded Marketing Authorization for the CUBICIN label to include S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis or with cSSTI. The final decision regarding an expanded label for CUBICIN in the EU is expected in September, 2007.

In  July 2007, Kunhil Pharma Co., Ltd, CUBICIN marketing partner for South Korea and TTY BioPharm Company, Ltd., CUBICIN marketing partner for Taiwan, received approvals for S. aureus bacteremia, including right-sided infective endocarditis, in both South Korea and Taiwan. The approval in South Korea includes both cSSSI and S. aureus bacteremia, including right-sided infective endocarditis. CUBICIN was previously approved in Taiwan for cSSSI caused by Gram-positive bacteria.

Net product sales of CUBICIN were $69.5 million and $129.0 million in the three and six months ended June 30, 2007 as compared to $45.7 million and $83.6 million in the three and six months ended June 30, 2006. Net income was $14.5 million or $0.26 and $0.24 per basic and diluted share, respectively, and $20.1 million or $0.36 and $0.35 per basic and diluted share, respectively, for the three and six months ended June 30, 2007, as compared to a net loss of $5.1 million or $0.09 per basic and diluted share, and $10.9 million or $0.20 per basic and diluted share for the three and six months ended June 30, 2006.

In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., or Banyu. In exchange for the development and commercialization rights in Japan, Merck paid us $6.0 million cash upfront. This $6.0 million was recorded as deferred revenue. Revenue will be recognized over the performance period. We may receive up to an additional $39.5 million in total milestone payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials from us in exchange for a transfer price.

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

Since our inception, we have incurred net losses in every fiscal period until the third quarter of 2006 principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of June 30, 2007, we had an accumulated deficit of $464.1 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

The following table sets forth revenues for the three months ended June 30, 2007 and 2006:

	Three months ended
	June 30,
	2007	2006	% Change
	(in millions)
U.S. product revenues, net	$68.3	$45.6	50%
International product revenues	1.2	0.1	3630%
Other revenues	0.3	2.1	-89%
Total revenues, net	$69.8	$47.8	46%

Product Revenues, net

Net sales of CUBICIN were $69.5 million and $45.7 million in the three months ended June 30, 2007 and 2006, respectively. Gross sales of CUBICIN totaled $73.2 million and $47.9 million for the three months ended June 30, 2007 and 2006, respectively, and are offset by $3.7 million and $2.2 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as a 6.2% price increase in January 2007. Included in net product revenues for the three months ended June 30, 2007 is $1.2 million of international sales.

We generally do not allow wholesalers to stock CUBICIN. We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product. Certain wholesalers seek various fees for data supply and administration services. Net product revenue is reduced by any such fees paid to the wholesalers.

Other Revenues

Other revenues for the three months ended June 30, 2007 were $0.3 million as compared to $2.1 million for the three months ended June 30, 2006. Other revenues for the three months ended June 30, 2007 primarily consist of the amortization of license fees received from AstraZeneca. Included in other revenues for the three months ended June 30, 2006 is revenue related to a payment of $2.0 million under our license agreement with Novartis. The payment was received as a result of price approvals for CUBICIN in two European major market countries.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended June 30, 2007 and 2006:

	Three months ended
	June 30,
	2007	2006	% Change
	(in millions)
Cost of product revenues	$15.8	$11.8	34%
Research and development	17.2	13.7	25%
Sales and marketing	16.0	14.2	12%
General and administrative	7.8	6.6	18%
Total costs and expenses	$56.8	$46.3	23%

Cost of Product Revenues

Cost of product revenues were $15.8 million and $11.8 million for the three months ended June 30, 2007 and 2006, respectively. Our gross margin for the three months ended June 30, 2007, was 77% as compared to 74% for the three months ended June 30, 2006. The increase in our gross margin is primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2%

reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $0.6 million for each of the three month periods ended June 30, 2007 and 2006.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended June 30, 2007 was $17.2 million as compared to $13.7 million in the three months ended June 30, 2006, an increase of $3.5 million or 25%. The increase in research and development expenses was due primarily to (i) an increase of $1.0 million in payroll, benefits, travel, and other employee related expenses; (ii) an increase of $1.7 million in collaboration expense due primarily to costs associated with our Ilypsa collaboration, which we entered into in the second quarter of 2006; (iii) an increase of $1.0 million in clinical study costs; (iv) an increase of $0.4 million in research grants; (v) an increase of $0.3 million in medical education expense; and (vi) an increase of $0.2 million in professional services. These increases were offset by (i) a decrease of $0.8 million in process development costs related to our lipopeptide program; and (ii) a decrease of $0.7 million in lab services.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended June 30, 2007 was $16.0 million as compared to $14.2 million in the three months ended June 30, 2006, an increase of $1.7 million or 12%. The increase in sales and marketing expense is primarily related to an increase of $0.7 million in payroll, benefits, travel, and other employee related expenses, an increase of $0.7 million in marketing and promotional programs, and an increase of $0.2 million in exhibits expense.

General and Administrative Expense

General and administrative expense in the three months ended June 30, 2007 was $7.8 million as compared to $6.6 million in the three months ended June 30, 2006, an increase of $1.2 million or 18%. This increase is primarily due to an increase of $0.5 million in payroll, benefits and other employee related expenses and an increase of $1.0 million in professional services. These increases were offset by a $0.3 million decrease in IT-related expenses.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended June 30, 2007 and 2006:

	Three months ended
	June 30,
	2007	2006	% Change
	(in millions)
Interest income	$4.4	$2.2	101%
Interest expense	(2.4)	(8.7)	-73%
Other income (expense)	—	—	70%
Total other income (expense), net	$2.0	$(6.5)	131%

Interest income in the three months ended June 30, 2007 was $4.4 million as compared to $2.2 million in the three months ended June 30, 2006, an increase of $2.2 million or 101%. The increase in interest income is due primarily to a higher cash balance during the second quarter of 2007 compared to the second quarter of 2006 as well as higher rates of return on our investments. The higher average cash balance is due to the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.

Interest expense was $2.4 million for the three months ended June 30, 2007 as compared to $8.7 million for the three months ended June 30, 2006. The decrease in interest expense is primarily due to the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes due in November 2008 on June 28, 2006. The early repayment of the $165.0 million aggregate principal amount of 5.5% convertible subordinated notes resulted in charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

The following table sets forth revenues for the six months ended June 30, 2007 and 2006:

	Six months ended
	June 30,
	2007	2006	% Change
	(in millions)
U.S. product revenues, net	$125.8	$83.0	52%
International product revenues	3.2	0.6	414%
Other revenues	0.3	4.2	-93%
Total revenues, net	$129.2	$87.8	47%

Product Revenues, net

Net sales of CUBICIN were $129.0 million and $83.6 million for the six months ended June 30, 2007 and 2006, respectively. Gross sales of CUBICIN totaled $136.1 million and $87.7 million for the six months ended June 30, 2007 and 2006, respectively, and are offset by $7.1 million and $4.1 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as a 6.5% price increase in May 2006 and an additional 6.2% price increase in January 2007. Included in net product revenues for the six months ended June 30, 2007 is $3.1 million of international sales.

We generally do not allow wholesalers to stock CUBICIN. We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product. Certain  wholesalers seek various fees for data supply and administration services. Net product revenue is reduced by any such fees paid to the wholesalers.

Other Revenues

Other revenues for the six months ended June 30, 2007 were $0.3 million as compared to $4.2 million for the six months ended June 30, 2006. Other revenues for the six months ended June 30, 2007 primarily consist of revenue related to the amortization of license fees received from AstraZeneca. Included in other revenues for the six months ended June 30, 2006 is revenue related to payments totaling $4.0 million under our license agreement with Novartis. The payments were received as a result of regulatory and price approvals for CUBICIN in Europe.

Costs and Expenses

The following table sets forth costs and expenses for the six months ended June 30, 2007 and 2006:

	Six months ended
	June 30,
	2007	2006	% Change
	(in millions)
Cost of product revenues	$32.6	$21.9	49%
Research and development	33.0	27.3	21%
Sales and marketing	31.0	28.3	9%
General and administrative	15.5	13.3	17%
Total costs and expenses	$112.1	$90.8	23%

Cost of Product Revenues

Cost of product revenues were $32.6 million and $21.9 million for the six months ended June 30, 2007 and 2006, respectively. Our gross margin for the six months ended June 30, 2007, was 75% as compared to 74% for the six months ended June 30, 2006. The increase in our gross margin is primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $1.2 million for the six months ended June 30, 2007 and 2006.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the six months ended June 30, 2007 was $33.0 million as compared to $27.3 million in the six months ended June 30, 2006, an increase of $5.8 million or 21%. The increase in research and development expenses was due primarily to (i) an increase of $2.4 million in payroll, benefits, travel, and other employee related expenses; (ii) an increase of $2.9 million in collaboration expense due primarily to costs associated with our Ilypsa collaboration, which we entered into in the second quarter of 2006; (iii) an increase of $1.3 million in clinical study costs; (iv) an increase of $0.6 million in research grants; (v) an increase of $0.5 million in medical education expense; and (vi) an increase of $0.2 million in depreciation expense. These increases were offset by (i) a decrease of $1.2 million in process development costs primarily related to our lipopeptide program and our discontinued HepeX-B™ program; (ii) a decrease of $0.6 million in professional services and (iii) a decrease of $0.4 million in lab services.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our lipopeptide program and potential compounds under our natural products screening program; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the six months ended June 30, 2007 was $31.0 million as compared to $28.3 million in the six months ended June 30, 2006, an increase of $2.7 million or 9%. The increase in sales and marketing expense is primarily related to an increase of $1.3 million in payroll, benefits, travel, and other employee related expenses, an increase of $1.0 million in marketing and promotional programs and an increase of $0.1 million in exhibits expense.

General and Administrative Expense

General and administrative expense in the six months ended June 30, 2007 was $15.5 million as compared to $13.3 million in the six months ended June 30, 2006, an increase of $2.2 million or 17%. This increase is primarily due to an increase of $1.0 million in payroll, benefits and other employee related expenses and an increase of $1.9 million in professional services. These increases were offset by a decrease of $0.6 million in IT-related expenses.

Other Income (Expense), net

The following table sets forth other income (expense), net for the six months ended June 30, 2007 and 2006:

	Six months ended
	June 30,
	2007	2006	% Change
	(in millions)
Interest income	$8.3	$3.1	168%
Interest expense	(4.7)	(11.1)	-58%
Other income (expense)	—	—	-157%
Total other income (expense), net	$3.6	$(8.0)	145%

Interest income in the six months ended June 30, 2007 was $8.3 million as compared to $3.1 million in the six months ended June 30, 2006, an increase of $5.2 million or 168%. The increase in interest income is due primarily to a higher cash balance during the first half of 2007 compared to the first half of 2006 as well as higher rates of return on our investments. The higher average cash balance is due to the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.

Interest expense was $4.7 million for the six months ended June 30, 2007 as compared to $11.1 million for the six months ended June 30, 2006. The decrease in interest expense is primarily due to the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes due in November 2008 on June 28, 2006. The early repayment of the $165.0 million aggregate principal amount of 5.5% convertible subordinated notes resulted in charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

Net cash provided by operating activities was $40.1 million in the six months ended June 30, 2007 as compared to net cash used in operating activities of $5.8 million in the six months ended June 30, 2006. Net cash provided by operating activities in the six months ended June 30, 2007 includes our net income of $20.1 million offset by non-cash charges of $12.7 million that primarily consist of $5.8 million of depreciation and amortization expense, $5.4 million of stock based compensation expenses and $1.1 million in expense associated with our 401(k) company match that is made in the form of shares of Cubist common stock. Accounts receivable increased $4.1 million due to increased sales of CUBICIN. This use of cash was offset by a $5.7 million increase in deferred revenue primarily due to the receipt of a $6.0 million upfront payment from Merck, a $3.3 million increase in accounts payable and accrued liabilities due primarily to the timing of bonus and incentive compensation payouts as well as royalties paid to Eli Lilly related to sales of CUBICIN and a $1.9 million decrease in inventory due to increased sales of CUBICIN.

Net cash provided by investing activities in the six months ended June 30, 2007 was $21.0 million, compared to $12.2 million for the six months ended June 30, 2006. Cash provided by investing activities during the six months ended June 30, 2007 represents cash inflows from the maturity of securities, offset by purchases of securities as well as cash outflows for purchases of property and equipment. Purchases of property and equipment during the six months ended June 30, 2007, were $2.0 million compared to $3.7 million during the six months ended June 30, 2006. Property and equipment additions during the six months ended June 30, 2007 consisted primarily of lab equipment and computer software. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of  our capital expenditures and other investments.

Net cash of $5.2 million was provided by financing activities in the six months ended June 30, 2007 as compared to $179.5 million provided by financing activities during the six months ended June 30, 2006. Proceeds from financing activities for the six months ended June 30, 2007 primarily consisted of $5.4 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balances, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at June 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$350.0	$350.0
Interest on subordinated convertible notes	7.9	15.8	15.8	7.9	47.4
Operating leases, net of sublease income	1.7	4.3	4.6	9.7	20.3
Inventory purchase obligations	24.6	20.8	22.8	34.1	102.3
External collaborations	15.3	—	—	—	15.3
Total contractual cash obligations	$49.5	$40.9	$43.2	$401.7	$535.3

The subordinated convertible notes consist of $350.0 million aggregate principal amount of our 2.25% convertible subordinated notes, due June 2013. These notes require semi-annual interest payments through maturity.

Our operating leases consist of approximately 83,000 square feet of office and data center space at 45/55 Hayden Avenue in Lexington, Massachusetts pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our lead product CUBICIN, which may not continue to be widely accepted in the United States by physicians, patients, third-party payors, or the medical community in general for the treatment of cSSSI and may not be widely accepted for treatment of the new indication of S. aureus bacteremia, including right-sided endocarditis, caused by MRSA and MSSA.

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

As of June 30, 2007 we had less than four years experience as to the sales of this product, and one year of sales since the approval of the new indication. Because this is still a relatively new product, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI or that CUBICIN will be widely accepted for the treatment of S. aureus bacteremia, for which CUBICIN has been indicated for just over one year. Further, CUBICIN currently competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against new antiinfective drugs whose approval is anticipated in the near future and others that are in development at other companies.

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

Because CUBICIN is the only product that we sell currently, any impediment to the success of this product would have a significant effect on our business and financial results.

If we are unable to maintain satisfactory sales and marketing capabilities, we may not succeed in commercializing CUBICIN.

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We added 36 sales territories during 2006. Therefore, our expanded U.S. sales and marketing team has worked together for a limited period of time. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Our partner in Europe, Novartis AG, or Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006 and four more in the first half of 2007. Other than our partner in Israel, none of our other international partners have launched CUBICIN in their respective territories. Even if our international partners obtain additional approvals to market CUBICIN in their respective territories, we cannot guarantee that we or our partners will be successful in marketing CUBICIN in these markets.

We face significant competition from other biotechnology and pharmaceutical companies, particularly with respect to CUBICIN, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the acceptance of CUBICIN, if the reluctance of physicians to switch from existing drug products to CUBICIN inhibits the acceptance of CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before CUBICIN in countries outside the United States and the European Union.

The competition in the market for therapeutic products that address infectious diseases is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, in 2007, Pfizer, Inc. could receive FDA approval to market Dalbavancin in the United States and Theravance, Inc. could receive FDA approval to market Telavancin, which Theravance developed with its partner, Astellas Pharma, Inc. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

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

In order to offset the risk of a single-source API supplier, we currently hold a safety stock of API in addition to what is held at ACS. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock, would heighten the risk that we face from having only one supplier of API.

In addition, we do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira Worldwide, Inc. or Hospira, and Catalent Pharma Solutions, LLC (formerly known as Cardinal Health PTS, LLC), or Catalent, to manufacture and supply to us finished product.

If Catalent, Hospira, or, in particular, ACS, experiences any significant difficulties in its respective manufacturing processes for CUBICIN API or finished product, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, if we face these or other difficulties with our current suppliers, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN to one or more other suppliers in an effort to deal with the difficulties.

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

While we have reduced the cost of producing CUBICIN in recent years, we cannot guarantee that we will be able to continue to reduce the costs of commercial scale manufacturing of CUBICIN over time. In order to continue to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

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

In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In July 2006, Novartis filed an additional MAA with the EMEA for an expanded label in the EU based on the results of our S. aureus bacteremia and endocarditis trial. In July 2007, the CHMP, the scientific committee of the EMEA issued a positive opinion recommending approval of an expanded Marketing Authorization for the CUBICIN label to include S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis or with cSSTI. The final decision regarding an expanded label for CUBICIN in the EU is expected in September 2007. CUBICIN is also approved in Korea, Taiwan and Israel for the same indications as our U.S. approval, in Argentina for cSSSI and in Switzerland for cSSTI and S. aureus bacteremia. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In connection with our United States marketing approvals for CUBICIN, the FDA has required us to do certain Phase 4 clinical studies. We are also working on a pediatric development plan as a follow-up to the single dose Phase 1 pharmacokinetic study in pediatric patients that we completed in 2006. We are working with the FDA to design and complete these studies. Our business would be seriously harmed if we do not complete these studies, and the FDA, as a result, requires us to change the marketing label for CUBICIN in respect to combination therapy or patients with renal impairment.

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

If we are unable to discover or acquire promising candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them to gain approval for use in humans. For example in February 2004, we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH. Also, in April 2004, we discontinued, as a result of data from human clinical research studies, development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah. More recently, we announced in the third quarter of 2006 that we have decided not to make any further investment in the development of HepeX-B while we evaluate our strategic options for this drug candidate. Failure to develop new drug candidates successfully could have a material adverse effect on our business, operating results and financial condition.

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

Furthermore, there are a number of additional factors that may cause delays in our clinical trials. The rate of completion of our clinical trials is dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. For example, the limited number of patients each year who receive liver transplants for Hepatitis B, the target population for our drug candidate HepeX-B, in part led us to discontinue investment in clinical development of HepeX-B. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. For example, our clinical trial to determine the safety and efficacy of using CUBICIN to treat bacteremia with known or suspected endocarditis experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization. To date, we have not obtained government approval in the United States for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the European Union for the indication of cSSTI, in Argentina for cSSSI and in Switzerland for cSSTI and S. aureus bacteremia, our collaborators, Kunhil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval for marketing CUBICIN in South Korea, Taiwan and Israel, respectively, for the same indications for which we have approval in the United States. We and our partners are pursuing approvals for CUBICIN in various other countries. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

Regulatory requirements for the approval of antibiotics in the United States may change in a manner that requires us to conduct additional large-scale clinical trials, which may delay or prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN that we may seek. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis for approval for certain types of antibiotics. Instead, the FDA is requiring for some antibiotic products, or other trials involving comparator antibiotics, placebo-controlled trials demonstrating the superiority of a drug candidate to placebo before considering approval. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. In addition, the FDA has not issued guidance articulating new standards or policies for demonstrating the safety and efficacy of antibiotics and has not indicated whether all antibiotics would require superiority studies for FDA approval. The lack of guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the United States. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN in the United States for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval.

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

The increased scrutiny by Congress and regulatory authorities may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements on pharmaceutical products generally and particularly in our areas of focus. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals could prevent us from successfully commercializing any new antibiotic product candidates, receiving any additional indications for CUBICIN, generating revenues, and sustaining profitability.

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

We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent that we maintain a competitive advantage by relying on trade secrets and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology, resulting in an adverse effect on our business, financial condition and results of operations. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborative partners, employees and consultants. It is possible that these agreements could be breached and we might not have adequate remedies for any such breaches.

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

Reliance on collaborative relationships poses a number of risks including the following:

•                  our collaborators may not perform their obligations, including appropriate and timely reporting on CUBICIN adverse events in their territories, as expected;

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

Since we began operations, we have incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated net income of $14.5 million and $20.1 million for the three and six months ended June 30, 2007, respectively and incurred a net loss of $0.4 million for the year ended December 31, 2006. At June 30, 2007, we had an accumulated deficit of $464.1 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

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

Although we have limited experience in acquiring businesses and have completed only one business acquisition since our inception, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization. We cannot assure you that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financings to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, as well as possible legislative changes to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the United States, certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our sales revenue in those countries.

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

In our business, we electronically store large amounts of scientific, technical, employee, customer and other data. The amount of confidential, digital information that we store and that we transmit and communicate to third parties continues to grow as technology continues to evolve. If we have inadequate security to protect this information from a breach and/or if such a breach should occur, crucial confidential information about our research, development, employees, customers and future prospects could be unintentionally disclosed. In addition, our information could be improperly disclosed if we are unable to restrict what third parties with whom we share such information may do with the information, or how long they may access it. If our competitors were able to acquire our confidential information, our business and future prospects could be harmed.

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

•                  the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;and

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

Our directors, executive officers and greater than 5% stockholders and their affiliates beneficially own a significant percentage of our issued and outstanding common stock. Accordingly, they collectively would have the ability to influence the election of all of our directors and to influence the outcome of corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 7, 2007, our stockholders voted on the following five items, as follows:

1.           The stockholders re-elected Michael W. Bonney and Walter R. Maupay, Jr., and elected Sylvie Grégoire to the Board to serve as Class II Directors, each to hold office until 2010 and until their respective successors have been duly elected and qualified. The following votes were tabulated with respect to the election:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
Michael W. Bonney	49,027,233	631,534
Walter R. Maupay, Jr., MBA	47,552,326	2,106,441
Sylvie Grégoire, Pharm. D.	49,022,530	636,237

In addition, following the annual meeting, the terms of the directorships of Gordon L. Archer, Kenneth M. Bate, David W. Martin, Jr., Martin Rosenberg, J. Matthew Singleton, Martin H. Soeters and Michael B. Wood continued.

2.         The stockholders approved an amendment to our corporate charter to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000 by the following votes:

For	Against	Abstain	Broker Non-Vote
48,419,797	1,207,982	30,988	0

3.           The stockholders approved an amendment to our Amended and Restated 1997 Employee Stock Purchase Plan, or ESPP, to extend the ESPP for an additional ten years and to increase the number of shares issuable under the ESPP by 250,000 by the following votes:

For	Against	Abstain	Broker Non-Vote
39,532,456	1,225,722	68,858	8,831,731

4.           The stockholders approved an amendment to our Amended and Restated 2002 Directors’ Equity Incentive Plan, or Directors’ Plan, to allow for the issuance of stock awards and to increase the number of shares issuable under the Directors’ Plan by 300,000 by the following votes:

For	Against	Abstain	Broker Non-Vote
25,317,382	15,424,322	85,332	8,831,731

5.           The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditor for the fiscal year ending December 31, 2007 by the following votes:

For	Against	Abstain	Broker Non-Vote
48,738,287	907,048	13,432	0

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

3.1    Certificate of Amendment to the Amended and Restated Certificate of Incorporation

10.1   Amended and Restated 1997 Employee Stock Purchase Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 26, 2007, File No. 000-21379)

10.2   Amended and Restated 2002 Directors’ Equity Incentive Plan (Appendix C, Definitive Proxy Statement on Form DEF-14A filed on April 26, 2007, File No. 000-21379)

† 10.3   Amendment No. 2, dated April 18, 2007, to the Processing Services Agreement entered into as of August 11, 2004 by and between Cardinal Health PTS, LLC and Cubist.

10.4   Third Amendment to Lease, dated June 28, 2007, by and between Cubist and The Realty Associates Fund VI LP, successor-in-interest to CALSTERS.

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

August 3, 2007
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)