Form 10-Q
period 2007-09-30
CUBIST PHARMACEUTICALS INC
filed 2007-11-02
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 30, 2007: 56,088,306

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended September 30, 2007

Table of Contents

Item

PART I. Financial information

1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006
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
Signatures

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$286,856	$15,979
Short-term investments	81,110	278,012
Accounts receivable, net	28,897	21,070
Inventory, net	16,687	18,111
Prepaid expenses and other current assets	8,205	5,195
Total current assets	421,755	338,367
Property and equipment, net	49,346	49,584
Intangible assets, net	23,434	25,639
Long-term investments	—	15,178
Other assets	9,366	10,267
Total assets	$503,901	$439,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,024	$3,602
Accrued liabilities	37,235	31,038
Short-term deferred revenue	1,385	—
Current portion of capital lease obligations	—	245
Total current liabilities	43,644	34,885

Long-term deferred revenue	16,005	11,800
Other long-term liabilities	1,749	1,760
Long-term debt	350,000	350,000
Total liabilities	411,398	398,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 55,862,692 and 55,001,058 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	56	55
Additional paid-in capital	543,342	524,726
Other comprehensive loss	(6,818)	—
Accumulated deficit	(444,077)	(484,191)
Total stockholders’ equity	92,503	40,590
Total liabilities and stockholders’ equity	$503,901	$439,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
U.S. product revenues, net	$75,365	$50,274	$201,184	$133,285
International product revenues	961	44	4,102	655
Other revenues	3,470	101	3,753	4,328
Total revenues, net	79,796	50,419	209,039	138,268

Costs and expenses:
Cost of product revenues	17,153	12,742	49,725	34,664
Research and development	17,890	14,522	50,905	41,777
Sales and marketing	18,022	12,908	49,009	41,225
General and administrative	8,485	6,308	23,992	19,583
Total costs and expenses	61,550	46,480	173,631	137,249

Operating income	18,246	3,939	35,408	1,019

Other income (expense):
Interest income	4,812	3,616	13,158	6,735
Interest expense	(2,356)	(2,359)	(7,070)	(13,539)
Other income (expense)	(4)	(12)	(19)	16
Total other income (expense), net	2,452	1,245	6,069	(6,788)

Income (loss) before income taxes	20,698	5,184	41,477	(5,769)

Provision for income taxes	675	―	1,363	―

Net income (loss)	$20,023	$5,184	$40,114	$(5,769)

Basic net income (loss) per common share	$0.36	$0.09	$0.72	$(0.11)
Diluted net income (loss) per common share	$0.32	$0.09	$0.68	$(0.11)

Shares used in calculating:
Basic net income (loss) per common share	55,758,384	54,654,037	55,430,566	54,362,517
Diluted net income (loss) per common share	69,022,090	57,137,401	68,715,942	54,362,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$40,114	$(5,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,753	5,993
Amortization of debt issuance costs	1,162	2,673
Amortization of premium on investments	(557)	(126)
Charge for 401k company common stock match	1,592	1,436
Stock-based compensation	7,961	8,200
Other non-cash	18	7
Changes in assets and liabilities:
Accounts receivable	(7,827)	(3,995)
Inventory	(734)	(1,631)
Prepaid expenses and other current assets	(3,010)	995
Other assets	(266)	278
Accounts payable and accrued liabilities	7,479	(5,401)
Deferred revenue	5,590	―
Other long-term liabilities	(11)	1,782
Total adjustments	19,150	10,211
Net cash provided by operating activities	59,264	4,442

Cash flows from investing activities:
Purchases of property and equipment	(3,150)	(5,852)
Purchases of investments	(3,212,685)	(952,163)
Maturities of investments	3,418,503	766,624
Net cash provided by (used in) investing activities	202,668	(191,391)

Cash flows from financing activities:
Issuance of common stock	9,184	7,529
Proceeds from sale of convertible subordinated debt	―	350,000
Costs associated with sale of convertible subordinated debt	―	(10,925)
Repayments of long-term debt and capital lease obligations	(245)	(165,078)
Net cash provided by financing activities	8,939	181,526

Net increase (decrease) in cash and cash equivalents	270,871	(5,423)
Effect of changes in foreign exchange rates on cash balances	6	2
Cash and cash equivalents, beginning of period	15,979	29,149
Cash and cash equivalents, end of period	$286,856	$23,728

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Capital lease obligations incurred	$—	$245

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2007 and 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2007.

B.            ACCOUNTING POLICIES

Investments

Cubist accounts for investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments consisted of certificates of deposit, corporate bonds, government bonds, investment-grade commercial paper and auction rate securities. Investments which are considered held-to-maturity are stated at amortized cost plus accrued interest, which approximates market value. Investments which are considered available-for-sale are carried at fair market value plus accrued interest. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. While the underlying securities of auction rate securities may have contractual maturities of more than ten years, the interest rates on such securities reset at intervals of 7, 28 or 35 days. Auction rate securities are priced and trade as short-term investments and are considered available-for-sale investments because of such interest rate reset feature. Investment classification detail can be found in Note D. “Investments” in the Notes to the Condensed Consolidated Financial Statements.

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of CUBICIN® (daptomycin for injection) and license fees and milestone payments that are derived from collaborative agreements with other biopharmaceutical companies and distribution agreements. The Company has followed the following principles in recognizing revenue:

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $492,000 and $652,000 at September 30, 2007 and December 31, 2006, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are offset against accounts receivable and were $3.8 million and $2.8 million at September 30, 2007 and December 31, 2006, respectively. In the three months ended September 30, 2007 and 2006, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $4.3 million and $2.6 million, respectively. In the nine months ended September 30, 2007 and 2006, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $11.4 million and $6.7 million, respectively.

Product Revenues from International Distribution Partners

Under agreements with international distribution partners, Cubist sells its product based upon a transfer price. Once Cubist’s distribution partner sells the product to a third party, Cubist may be owed an additional payment based on a percentage of the net selling price to the third party, less the transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner. Cubist recognizes revenue related to product shipped to international distribution partners when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the distribution partner, the price is fixed or determinable, collection from the distribution partner is reasonably assured, and the Company has no further performance obligations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss) basic	$20,023	$5,184	$40,114	$(5,769)

Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,904	—	5,711	—
Debt issuance costs, net of tax	375	—	1,125	—

Net income (loss) diluted	$22,302	$5,184	$46,950	$(5,769)

Shares used in calculating basic net income (loss) per common share	55,758,384	54,654,037	55,430,566	54,362,517

Effect of dilutive securities:
Options to purchase shares of common stock	1,889,371	2,483,364	1,911,041	—
Notes payable convertible into shares of common stock	11,374,335	—	11,374,335	—

Shares used in calculating diluted net income (loss) per common share	69,022,090	57,137,401	68,715,942	54,362,517

Net income (loss) per share, basic	$0.36	$0.09	$0.72	$(0.11)
Net income (loss) per share, diluted	$0.32	$0.09	$0.68	$(0.11)

The following amounts were not included in the calculation of net income (loss) per share because their effects were antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Options to purchase shares of common stock	1,510,371	1,491,507	2,735,757	7,947,976
Notes payable convertible into shares of common stock	—	11,374,335	—	11,374,335

Comprehensive Income (Loss)

For the three and nine months ended September 30, 2007, comprehensive income (loss) is comprised of net income for the period and unrealized losses recognized on available-for-sale marketable securities. For the three and nine months ended September 30, 2007, total comprehensive income equaled $13.2 million and $33.3 million, respectively. For the three and nine months ended September 30, 2006, total comprehensive income (loss) was comprised of only net income (loss), as there was no other comprehensive income (loss) for the three and nine months ended September 30, 2006.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted or modified after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in the Company’s Condensed Consolidated Statement of Operations commencing in the first quarter of 2006. See Note E., “Employee Stock Benefit Plans” for additional information.

Recent Accounting Pronouncements

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-03. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the effect that the adoption of EITF 07-03 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.”  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial condition. .

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. See Note L., “Income Taxes,” for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, Cubist will adopt SFAS No. 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition.

C.            BUSINESS AGREEMENTS

2007 Commercialization Agreements

In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., or Banyu. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an up-front fee of $6.0 million. This $6.0 million was recorded as deferred revenue and will be recognized over the performance period. Cubist will receive up to $39.5 million in additional payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials from Cubist in exchange for a transfer price.

D.            INVESTMENTS

Investments classified as held-to-maturity are carried in Cubist’s Consolidated Balance Sheets at amortized cost plus interest receivable. Investments classified as available for sale are carried at fair value plus interest receivable. Interest receivable related to short-term investments was $0.3 million and $0.7 million at September 30, 2007 and December 31, 2006, respectively. Interest receivable related to long-term investments was $0.1 million at December 31, 2006.

Included in short-term investments are auction rate securities which are considered available-for-sale investments. The cost basis, gross unrecorded gains and losses and fair value for these securities are as follows:

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized		Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value	Basis	Gains	Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$83,875	$—	$(6,818)	$77,057	$256,950	$—	$—	$256,950
Total	$83,875	$—	$(6,818)	$77,057	$256,950	$—	$—	$256,950

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities are as follows:

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized		Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value	Basis	Gains	Losses	Fair Value
	(in thousands)				(in thousands)
Short-Term:
Corporate bonds	$1,298	$—	$—	$1,298	$13,360	$2	$—	$13,362
Government bonds	2,460	—	—	2,460	7,000	—	(16)	6,984
Total	$3,758	$—	$—	$3,758	$20,360	$2	$(16)	$20,346

Long-Term:
Corporate bonds	$—	$—	$—	$—	$—	$—	$—	$—
Government bonds	—	—	—	—	15,038	—	(32)	15,006
Total	$—	$—	$—	$—	$15,038	$—	$(32)	$15,006

The following is a summary of the cost basis and estimated fair value of investments at September 30, 2007 by contractual maturity:

	Available-for-Sale		Held-to-Maturity
	Cost		Cost
	Basis	Fair Value	Basis	Fair Value
	(in thousands)		(in thousands)
Due within one year	$4,000	$4,000	$3,758	$3,758
Due after one year through five years	—	—	—	—
Due after five years through ten years	44,300	38,770	—	—
Due after ten years	35,575	34,287	—	—
Total	$83,875	$77,057	$3,758	$3,758

Included in the table above are auction rate securities, which typically reset to current interest rates every 7 to 35 days, but are included in the table above based on the stated maturities of the underlying investments.

E.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock Option Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 1993 Stock Option Plan, options to purchase 5,837,946 shares of common stock were authorized for issuance to employees, directors, officers or consultants. The options were generally granted at fair market value on the grant date, vested ratably over a four-year period and expired ten years from the grant date. There are no shares available for future grant under this plan as it expired in accordance with its terms in 2003.

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, 11,535,764 shares of common stock may be issued to employees, directors, officers or consultants. Options under this plan are generally granted with exercise prices equal to the fair market value on the grant date, vest ratably over a four-year period and expire ten years from the grant date. At September 30, 2007 there were 4,344,494 shares available for future grant under this plan.

                Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 975,000 shares of common stock may be issued to members of the Board of Directors. Options under this plan are granted at fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At September 30, 2007, there were 497,917 shares available for future grant under this plan.

Cubist does not currently hold any treasury shares. Upon share option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock—after a pre-determined six-month period—at 85% of the lower of the fair market value at the beginning and end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. At September 30, 2007, there were 342,739 shares available for future grant under this plan.

Summary of  SFAS 123(R) Expense

The effect of recording stock-based compensation in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands except per share data)

Stock-based compensation expense by type of award:
Employee stock options	$2,477	$2,680	$7,658	$7,723
Employee stock purchase plan	88	103	238	311
Total stock-based compensation	$2,565	$2,783	$7,896	$8,034

Effects on earnings per share:
Basic	$0.05	$0.05	$0.14	$0.15
Diluted	$0.04	$0.05	$0.11	$0.15

Valuation Assumptions

The fair value of each share-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock option plans:
Expected stock price volatility	45%	52%	48%	52%
Risk free interest rate	4.5%	4.8%	4.7%	4.7%
Dividend yield	—	—	—	—
Expected life	4.3 years	4.3 years	4.3 years	4.3 years
Stock purchase plan:
Expected stock price volatility	30%	30%	30%	30%
Risk free interest rate	4.9%	5.1%	4.9%	5.1%
Dividend yield	—	—	—	—
Expected life	6 months	6 months	6 months	6 months

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

General Option Information

A summary of option activity for the nine months ended September 30, 2007 and 2006 is as follows:

	2007		2006
		Weighted		Weighted
		Average Exercise		Average Exercise
	Number	Price	Number	Price

Outstanding at beginning of period	7,276,450	$16.49	6,836,077	$14.14
Granted.	1,756,525	$20.71	2,045,425	$22.18
Exercised	(710,341)	$11.34	(642,074)	$9.97
Canceled	(515,984)	$17.91	(291,452)	$17.18
Outstanding at end of period	7,806,650	$17.81	7,947,976	$16.44

Options exercisable as of September 30,	4,337,690	$16.91	4,080,622	$16.45

Weighted average grant-date fair value of options granted during the period		$9.14		$10.42

F.              DEBT

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

G.            GUARANTEES

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

H.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2007	2006
	(in thousands)
Accrued payroll	$1,146	$590
Accrued incentive compensation	3,227	2,353
Accrued bonus	4,376	4,458
Accrued benefit costs	2,369	1,879
Accrued clinical trials	667	494
Accrued interest	2,319	350
Accrued manufacturing costs	1,823	1,804
Accrued royalty	13,162	12,905
Other accrued costs	8,146	6,205
Total	$37,235	$31,038

I.                 INVENTORY

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out, or FIFO, basis. The Company analyzes its inventory levels quarterly, and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at:

	September 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$6,280	$8,240
Work in process	2,157	3,616
Finished goods	8,250	6,255
	$16,687	$18,111

J.              INTANGIBLE ASSETS

Intangible assets consisted of the following at:

		September 30,	December 31,
		2007	2006
		(in thousands)
Patents		$2,673	$2,673
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		39,061	39,061
Less:	accumulated amortization – patents	(2,112)	(2,063)
	accumulated amortization – manufacturing rights	(1,146)	(833)
	accumulated amortization – acquired technology rights	(6,995)	(5,152)
	accumulated amortization – intellectual property	(5,374)	(5,374)
Intangible assets, net		$23,434	$25,639

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

Amortization expense was $0.7 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. Amortization expense was $4.4 million and $4.9 million for the nine months ended September 30, 2007 and 2006, respectively. The estimated aggregate amortization of intangible assets as of September 30, 2007 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2007	$735
2008	2,941
2009	2,941
2010	2,941
2011	2,524
2012 and thereafter	11,352
$23,434

K.            SEGMENT INFORMATION

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

Revenues from Cardinal Health accounted for approximately 30% and 33% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 28% and 33% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Revenues from McKesson Corporation accounted for approximately 20% and 21% of total revenues for the three months ended September 30, 2007 and 2006, respectively.

Revenues from Cardinal Health accounted for approximately 32% of total revenues for the nine months ended September 30, 2007 and 2006. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 30% and 31% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Revenues from McKesson Corporation accounted for approximately 20% and 21% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.

L.             INCOME TAXES

The effective tax rates for the nine months ended September 30, 2007 and 2006 were 3.3% and 0%, respectively. The effective tax rate for the nine months ended September 30, 2007 relates to federal alternative minimum tax expense and state tax expense. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of the Company’s deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the “more likely than not” criteria under SFAS No. 109 based on Cubist’s earnings history. Should the Company continue to have profitable operations, the Company believes that its deferred tax assets may become realizable which would result in a reversal of some or all of the valuation allowance recorded against these assets. This would result in a corresponding tax benefit in the Company's results of operations, which could be material.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” There were no adjustments to retained earnings as a result of the implementation of FIN 48. The Company’s only adjustment for uncertain tax positions relates to a $2.0 million adjustment to a research and development credit, which did not impact retained earnings or the statement of operations, as there is a full valuation allowance recorded against the deferred tax asset. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. At January 1, 2007 and September 30, 2007 the Company did not have any interest or penalties accrued related to uncertain tax positions.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available.

M.          SUBSEQUENT EVENT

On October 16, 2007 Cubist and Illumigen Biosciences, Inc., or Illumigen, announced that they have signed an agreement under which Cubist has an exclusive option to acquire Illumigen on terms that have been agreed to by the two companies. Cubist paid $4.7 million for this option and will also pay approximately $1.1 million for an Investigational New Drug enabling, or IND-enabling study of Illumigen’s lead compound, IB657, and for Illumigen’s operating costs during the option period. IB657 is a protein therapeutic in late-stage pre-clinical development as an interferon replacement product for the treatment of Hepatitis C virus (HVC) infections. If Cubist exercises its option to acquire Illumigen, Cubist will pay Illumigen shareholders $9.0 million upfront and up to $75.5 million in HCV development and regulatory milestones. If Cubist develops an Illumigen product for the treatment of viral infections other than HCV, additional development and regulatory milestones of up to $116.0 million would apply. If Illumigen product(s) are commercialized, sales milestones of up to $140.0 million as well as tiered royalties would apply.

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

•                  our expected research and development investments and expenses and gross margins;

•                  our expectations regarding our investment in Illumigen;

•                  the continuation of our collaborations and our ability to establish and maintain successful manufacturing, sales and marketing, distribution and development collaborations;

•                  our intention not to repurchase our shares in the foreseeable future;

•                  our expectations regarding the payment of dividends;

•                  the expected impact of new accounting pronouncements;

•                  our future capital requirements and our ability to finance our operations;

•                  our expected efforts to evaluate product candidates and build our pipeline; and

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

•                  whether the U.S. Food and Drug Administration, or FDA, accepts our proposed clinical trial protocols that may be achieved in a timely manner for additional studies of CUBICIN or any other drug candidate we seek to enter into clinical trials;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. We have one marketed product, CUBICIN, which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In September 2007, the Marketing Authorization for the CUBICIN label in the EU was expanded to include right-sided infective endocarditis, or RIE, due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

In  July 2007, Kuhnil Pharmaceutical Corp., or Kuhnil, our CUBICIN marketing partner for South Korea and TTY BioPharm Company, Ltd., our CUBICIN marketing partner for Taiwan, received approvals for S. aureus bacteremia, including right-sided infective endocarditis, in both South Korea and Taiwan. The approval in South Korea includes both cSSSI and S. aureus bacteremia, including right-sided infective endocarditis. CUBICIN was previously approved in Taiwan for cSSSI caused by Gram-positive bacteria. In September 2007, Oryx Pharmaceuticals, Inc., our CUBICIN marketing partner in Canada, received approval for cSSSI and S. aureus bacteremia. Oryx expects to formally launch CUBICIN in Canada by late November 2007.

Net product sales of CUBICIN for the three and nine months ended September 30, 2007 were $76.3 million and $205.3 million, respectively, as compared to $50.3 million and $133.9 million in the three and nine months ended September 30, 2006, respectively. Net income for the three and nine months ended September 30, 2007 was $20.0 million or $0.36 and $0.32 per basic and diluted share and $40.1 million or $0.72 and $0.68 per basic and diluted share, respectively, as compared to a net income (loss) of $5.2 million or $0.09 per basic and diluted share and $(5.8) million or $(0.11) per basic and diluted share for the three and nine months ended September 30, 2006, respectively.

In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., or Banyu. In exchange for the development and commercialization rights in Japan, Merck paid us $6.0 million cash upfront. This $6.0 million was recorded as deferred revenue. Revenue will be recognized over the performance period. We may receive up to an additional $39.5 million in total milestone payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials of CUBICIN from us in exchange for a transfer price.

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

We have focused our pipeline building efforts on opportunities that leverage our antiinfective and acute-care discovery, development, regulatory, and commercialization expertise. We are currently working to internally identify viable antibiotic lead candidates with Gram-positive and Gram-negative activity from our lipopeptide program. We continue to evaluate acute care product candidates which we might acquire through in-licensing or acquisition transactions to build our pipeline.

Since our inception, we incurred net losses in every fiscal period until the third quarter of 2006, principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of September 30, 2007, we had an accumulated deficit of $444.1 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

The following table sets forth revenues for the three months ended September 30, 2007 and 2006:

	Three months ended
	September 30,
	2007	2006	% Change
	(in millions)
U.S. product revenues, net	$75.4	$50.3	50%
International product revenues	0.9	—	2084%
Other revenues	3.5	0.1	3336%
Total revenues, net	$79.8	$50.4	58%

Product Revenues, net

Net sales of CUBICIN were $76.3 million and $50.3 million in the three months ended September 30, 2007 and 2006, respectively. Gross sales of CUBICIN totaled $80.6 million and $52.9 million for the three months ended September 30, 2007 and 2006, respectively, and are offset by $4.3 million and $2.6 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as a 6.2% price increase in January 2007. International revenues for the three months ended September 30, 2007 consisted primarily of product sales to Novartis AG, or Novartis.

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

Other Revenues

Other revenues for the three months ended September 30, 2007 were $3.5 million as compared to $0.1 million for the three months ended September 30, 2006. Included in other revenues for the three months ended September 30, 2007 is revenue related to payments totaling $3.0 million under our license agreement with Novartis. The payments were received as a result of regulatory approvals for an expanded CUBICIN label in the EU. Also included in other revenues for the three months ended September 30, 2007 is the amortization of license fees received from AstraZeneca AB, or AstraZeneca, and Merck. Included in other revenues for the three months ended September 30, 2006 is $0.1 million of Small Business Innovation Research, or SBIR, grant revenue.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended September 30, 2007 and 2006:

	Three months ended
	September 30,
	2007	2006	% Change
	(in millions)
Cost of product revenues	$17.2	$12.8	35%
Research and development	17.9	14.5	23%
Sales and marketing	18.0	12.9	40%
General and administrative	8.5	6.3	35%
Total costs and expenses	$61.6	$46.5	32%

Cost of Product Revenues

Cost of product revenues were $17.2 million and $12.8 million for the three months ended September 30, 2007 and 2006, respectively. Our gross margin for the three months ended September 30, 2007, was 77% as compared to 75% for the three months ended September 30, 2006. The increase in our gross margin is primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $0.6 million for both of the three month periods ended September 30, 2007 and 2006.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended September 30, 2007 was $17.9 million as compared to $14.5 million in the three months ended September 30, 2006, an increase of $3.4 million or 23%. The increase in research and development expenses was due primarily to (i) an increase of $1.5 million in payroll, benefits, travel, and other employee related expenses; (ii) an increase of $0.6 million in clinical studies; (iii) an increase of $0.5 million in professional services; (iii) an increase of $0.3 million in lab services; (iv) an increase of $0.2 million in collaborations expense; (v) an increase of $0.2 million in lab supplies and equipment expense; and (vi) an increase of $0.2 million in research grants expense. These increases were offset by a decrease of $0.4 million in process development costs related to our lipopeptide program and the HepeX-B™ program, and a decrease of $0.2 million in medical education expense.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our resistant Gram-positive and Gram-negative programs; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended September 30, 2007 was $18.0 million as compared to $12.9 million in the three months ended September 30, 2006, an increase of $5.1 million or 40%. The increase in sales and marketing expense is primarily related to (i) an increase of $1.8 million in payroll, benefits, travel, and other employee related expenses; (ii) an increase of $2.3 million in marketing and promotional programs; and (iii) an increase of $0.5 million in information technology-related expenses.

General and Administrative Expense

General and administrative expense in the three months ended September 30, 2007 was $8.5 million as compared to $6.3 million in the three months ended September 30, 2006, an increase of $2.2 million or 35%. This increase is primarily due to an increase of $0.4 million in payroll, benefits and other employee related expenses and an increase of $1.9 million in professional services.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended September 30, 2007 and 2006:

	Three months ended
	September 30,
	2007	2006	% Change
	(in millions)
Interest income	$4.8	$3.6	33%
Interest expense	(2.4)	(2.4)	0%
Other income (expense)	—	—	-67%
Total other income (expense), net	$2.4	$1.2	97%

Interest income in the three months ended September 30, 2007 was $4.8 million as compared to $3.6 million in the three months ended September 30, 2006, an increase of $1.2 million or 33%. The increase in interest income is due primarily to a higher cash balance during the third quarter of 2007 compared to the third quarter of 2006 as well as higher rates of return on our investments. The higher cash balance in the third quarter of 2007 is due to higher cash from operations. Interest expense was $2.4 million for the three months ended September 30, 2007 and 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

The following table sets forth revenues for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
	2007	2006	% Change
	(in millions)
U.S. product revenues, net	$201.2	$133.3	51%
International product revenues	4.1	0.6	526%
Other revenues	3.7	4.4	-13%
Total revenues, net	$209.0	$138.3	51%

Product Revenues, net

Net sales of CUBICIN were $205.3 million and $133.9 million for the nine months ended September 30, 2007 and 2006, respectively. Gross sales of CUBICIN totaled $216.7 million and $140.6 million for the nine months ended September 30, 2007 and 2006, respectively, and are offset by $11.4 million and $6.7 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as a 6.5% price increase in May 2006 and an additional 6.2% price increase in January 2007. International revenues for the nine months ended September 30, 2007 consisted primarily of product sales to Novartis.

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

Other Revenues

Other revenues for the nine months ended September 30, 2007 were $3.7 million as compared to $4.4 million for the nine months ended September 30, 2006. Included in other revenues for the nine months ended September 30, 2007 is revenue related to payments totaling $3.0 million under our license agreement with Novartis. The payments were received as a result of regulatory approvals for an expanded CUBICIN label in the EU. Also included in other revenues for the nine months ended September 30, 2007 is the amortization of license fees received from AstraZeneca and Merck. Included in other revenues for the nine months ended September 30, 2006 is revenue related to payments totaling $4.0 million under our license agreement with Novartis. The payments were received as a result of regulatory and price approvals for CUBICIN in Europe. Also included in other revenues for the nine months ended September 30, 2006 is $0.3 million of SBIR grant revenue.

Costs and Expenses

The following table sets forth costs and expenses for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
	2007	2006	% Change
	(in millions)
Cost of product revenues	$49.7	$34.6	43%
Research and development	50.9	41.8	22%
Sales and marketing	49.0	41.2	19%
General and administrative	24.0	19.6	23%
Total costs and expenses	$173.6	$137.2	27%

Cost of Product Revenues

Cost of product revenues were $49.7 million and $34.6 million for the nine months ended September 30, 2007 and 2006, respectively. Our gross margin for the nine months ended September 30, 2007, was 76% as compared to 74% for the nine months ended September 30, 2006. The increase in our gross margin is primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $1.8 million for both of  the nine month periods ended September 30, 2007 and 2006.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the nine months ended September 30, 2007 was $50.9 million as compared to $41.8 million in the nine months ended September 30, 2006, an increase of $9.1 million or 22%. The increase in research and development expenses was due primarily to (i) an increase of $3.6 million in payroll, benefits, travel, and other employee related expenses; (ii) an increase of $3.1 million in collaboration expense; (iii) an increase of $1.9 million in clinical study costs; (iv) an increase of $0.8 million in research grants; (v) an increase of $0.3 million in medical education expense; (vi) an increase of $0.3 million in information technology expense; (vii) an increase of $0.2 million in publications expense; and (viii) an increase of $0.2 million in depreciation expense. These increases were offset by (i) a decrease of $1.5 million in process development costs primarily related to our lipopeptide program and the discontinuation of our HepeX-B program; and (ii) a decrease of $0.4 million in lab services.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our resistant Gram-positive and Gram-negative programs; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the nine months ended September 30, 2007 was $49.0 million as compared to $41.2 million in the nine months ended September 30, 2006, an increase of $7.8 million or 19%. The increase in sales and marketing expense is primarily related to (i) an increase of $3.1 million in payroll, benefits, travel, and other employee related expenses; (ii) an increase of $3.3 million in marketing and promotional programs; (iii) an increase of $0.4 million in information technology expense; and (iv) an increase in $0.3 million in exhibits expense.

General and Administrative Expense

General and administrative expense in the nine months ended September 30, 2007 was $24.0 million as compared to $19.6 million in the nine months ended September 30, 2006, an increase of $4.4 million or 23%. This increase is primarily due to an increase of $1.3 million in payroll, benefits and other employee related expenses and an increase of $3.8 million in professional services. These increases were offset by a decrease of $0.8 million in information technology-related expenses.

Other Income (Expense), net

The following table sets forth other income (expense), net for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
	2007	2006	% Change
	(in millions)
Interest income	$13.2	$6.7	95%
Interest expense	(7.1)	(13.5)	-48%
Other income (expense)	—	—	-219%
Total other income (expense), net	$6.1	$(6.8)	-189%

Interest income in the nine months ended September 30, 2007 was $13.2 million as compared to $6.7 million in the nine months ended September 30, 2006, an increase of $6.4 million or 95%. The increase in interest income is due primarily to a higher average cash balance during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as well as higher rates of return on our investments. The higher average cash balance is due to higher cash from operations as well as the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.

Interest expense was $7.1 million for the nine months ended September 30, 2007 as compared to $13.5 million for the nine months ended September 30, 2006, a decrease of $6.5 million or 48%. The decrease in interest expense is primarily due to the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes due in November 2008 on June 28, 2006. The early repayment in 2006 of the $165.0 million aggregate principal amount of 5.5% convertible subordinated notes resulted in one time charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

Net cash provided by operating activities was $59.3 million in the nine months ended September 30, 2007 as compared to $4.4 million in the nine months ended September 30, 2006. Net cash provided by operating activities in the nine months ended September 30, 2007 includes our net income of $40.1 million increased by non-cash charges of $17.9 million that primarily consist of $7.7 million of depreciation and amortization expense, $8.0 million of stock based compensation expenses and $1.6 million in expense associated with our 401(k) company match that is made in the form of shares of Cubist common stock. Accounts receivable increased $7.8 million due to increased sales of CUBICIN. This use of cash was offset by a $5.6 million increase in deferred revenue primarily due to the receipt of a $6.0 million upfront payment from Merck, a $7.5 million increase in accounts payable and accrued liabilities due primarily to the timing of bonus and incentive compensation payouts as well as royalties paid to Eli Lilly related to sales of CUBICIN and a $0.7 million decrease in inventory (net of non-cash DSM amortization expense) due to increased sales of CUBICIN.

Net cash provided by investing activities in the nine months ended September 30, 2007 was $202.7 million, compared to cash used in investing activities of $191.4 million for the nine months ended September 30, 2006. Cash provided by investing activities during the nine months ended September 30, 2007 represents cash inflows from the maturity of securities, offset by purchases of securities as well as cash outflows for purchases of property and equipment. Purchases of property and equipment during the nine months ended September 30, 2007, were $3.1 million compared to $5.9 million during the nine months ended September 30, 2006. Property and equipment additions during the nine months ended September 30, 2007 consisted primarily of lab equipment and computer software. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $8.9 million was provided by financing activities in the nine months ended September 30, 2007 as compared to $181.5 million provided by financing activities during the nine months ended September 30, 2006. Proceeds from financing activities for the nine months ended September 30, 2007 primarily consisted of $9.2 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

In August 2007, auctions for $58.1 million of our investments in auction rate securities failed and have failed repeatedly since then. All of the auction rate securities that failed are AAA rated and none are backed by sub-prime mortgages. The failure resulted in the interest rate on these investments resetting at the maximum applicable coupon rate per the terms of the certificate. While we now earn a premium interest rate on the investments, the investments are not liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balances, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at September 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$350.0	$350.0
Interest on subordinated convertible notes	7.9	15.7	15.7	7.9	47.2
Operating leases, net of sublease income	6.0	8.4	6.6	12.6	33.6
Inventory purchase obligations	20.2	21.6	23.1	31.1	96.0
External collaborations	13.2	—	—	—	13.2
Total contractual cash obligations	$47.3	$45.7	$45.4	$401.6	$540.0

The subordinated convertible notes consist of $350.0 million aggregate principal amount of our 2.25% convertible subordinated notes, due June 2013. These notes require semi-annual interest payments through maturity.

Our operating leases consist of approximately 108,000 square feet of office and data center space at 45/55 Hayden Avenue in Lexington, Massachusetts pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The external collaboration payments listed above represent minimum royalties owed on sales of CUBICIN product.

In addition to the contractual obligations summarized on the table above, Cubist committed to pay for certain costs related to its agreement with Illumigen. On October 16, 2007 Cubist and Illumigen announced that they have signed an agreement under which Cubist has an exclusive option to acquire Illumigen on terms that have been agreed to by the two companies. As part of this agreement, Cubist committed to pay approximately $1.1 million for an IND-enabling study of Illumigen's lead compound, IB657, and for Illumigen's operating costs during the option period.

Critical Accounting Policies, Significant Judgments and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; inventories; accrued clinical research costs; investments; long-lived assets; income taxes and accounting for stock-based compensation.

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

In August 2007, auctions for $58.1 million of our investments in auction rate securities failed and have failed repeatedly since then. All of the auction rate securities that failed are AAA rated and none are backed by sub-prime mortgages. The failure resulted in the interest rate on these investments resetting at the maximum applicable coupon rate per the terms of the certificate. While we now earn a premium interest rate on the investments, the investments are not liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

As of September 30, 2007, the fair market value of our 2.25% convertible subordinated notes due in 2013 amounted to $333.4 million. The estimated fair value of long-term debt was determined using quoted market rates. The interest rates on the 2.25% convertible subordinated notes and capital lease obligation are fixed and are therefore not subject to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our sole marketed product CUBICIN, which may not continue to be widely accepted in the United States by physicians, patients, third-party payors, or the medical community in general for the treatment of cSSSI and S. aureus bacteremia, including right-sided endocarditis, caused by MRSA and MSSA.

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

As of September 30, 2007 we had less than four years experience as to the sales of this product, and only 16 months of sales since the approval of the S. aureus bacteremia indication. Because this is still a relatively new product, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI and S. aureus bacteremia. Further, CUBICIN currently competes with a number of existing antiinfective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against new antiinfective drugs whose approval is anticipated to be imminent and others that are in development at other companies.

The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including:

•                  the continued safety and efficacy of CUBICIN;

•                  risks of any unanticipated adverse reactions to CUBICIN in patients;

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

Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We cannot guarantee that we will continue to be successful in marketing CUBICIN on our own in the United States. Our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006 and four more in the first half of 2007. Other than our partner in Israel, none of our other international partners have launched CUBICIN in their respective territories. We cannot guarantee that our partners will be successful in marketing CUBICIN in their markets.

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

The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, in 2007, Pfizer, Inc. could receive FDA approval to market dalbavancin in the United States. On October 22, 2007, Theravance, Inc., or Theravance, and its partner, Astellas Pharma US, Inc. announced that the FDA issued an Approvable Letter for Telavancin®. According to the announcement, the Approvable Letter means that Theravance’s application for marketing approval of Telavancin is approvable subject to resolution of manufacturing compliance issues and submission of revised labeling or re-analyses of clinical data or additional clinical data. Accordingly, Telavancin may be marketed in the near future and is likely to compete with CUBICIN. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

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

If Catalent, Hospira, or, in particular, ACS, experiences any significant difficulties in its respective manufacturing processes for CUBICIN API or finished product, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN to one or more other suppliers in an effort to deal with these or other difficulties with our current suppliers.

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

While we have reduced the cost of producing CUBICIN in recent years, we cannot guarantee that we will be able to continue to reduce the costs of commercial scale manufacturing of CUBICIN over time. In order to continue to reduce costs, we may need to develop and implement process improvements. In order to implement such process improvements, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to further reduce our costs over time.

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

In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In September, 2007, the EMEA granted final approval for marketing CUBICIN in the EU for the additional indications of RIE due to S. aureus bacteremia and for S. aureus bacteremia associated with RIE or cSSTI. CUBICIN is also approved in Canada, Korea, Taiwan and Israel for the same indications as our U.S. approval, in other non-EU countries for the same indications as the EU approval, in Switzerland for cSSTI and S. aureus bacteremia and in Argentina for cSSSI. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In connection with our United States marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renally-compromised patients, pediatric patients, and those with RIE. We are working with the FDA to design and complete these studies. Our business would be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN.

In addition, adverse medical events that occur during clinical trials or during commercial marketing could result in the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline.

The investment of our cash is subject to risks which could result in losses.

We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. For example, if the issuers of auction rate securities are unable to successfully close auctions or if the credit ratings of any of our investments decline after initial purchase,  we may be required to adjust the carrying value of these investments through an impairment charge. Such risks, including the failure of future auctions for the auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Our drug product, CUBICIN, and most of our other current and former drug candidates are the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and would generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the antiinfective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than Cubist. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business.

If we are unable to discover or acquire promising candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them to gain approval for use in humans. For example in February 2004, we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH. Also, in April 2004, we discontinued, as a result of data from human clinical research studies, development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah. More recently, we decided in 2006 not to make any further investment in the development of HepeX-B while we evaluate our strategic options for this drug candidate. Failure to develop new drug candidates successfully could have a material adverse effect on our business, operating results and financial condition.

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

Furthermore, there are a number of additional factors that may cause delays in our clinical trials. The rate of completion of our clinical trials is dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. For example, the limited number of patients each year who receive liver transplants for Hepatitis B, the target population for our former drug candidate HepeX-B, in part led us to discontinue investment in clinical development of HepeX-B. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. For example, our clinical trial to determine the safety and efficacy of using CUBICIN to treat bacteremia with known or suspected endocarditis experienced delays attributable to slow enrollment. In addition, our clinical trials may be delayed by one or more of the following factors:

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

•                  inability to enroll study subjects;

•                  our inability to reach agreement with the FDA on a trial design than we are able to execute; or

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. All of our drug candidates will require governmental approvals for commercialization. To date, we have not obtained government approval in the United States for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU and other non-EU European countries for the indications of cSSTI, RIE due to S. aureus bacteremia, and S. aureus bacteremia associated with RIE or cSSTI, in Argentina for cSSSI and in Switzerland for cSSTI and S. aureus bacteremia. Our collaborators Oryx Pharmaceuticals Inc., Kunhil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval for marketing CUBICIN in Canada, South Korea, Taiwan and Israel, respectively, for the same indications for which we have approval in the United States. We and our partners are pursuing approvals for CUBICIN in various other countries. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulatory agency requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis for approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. While the indications called out by the FDA in the draft guidance are not indications currently being pursued by Cubist for CUBICIN, the draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally and reserves until a later date the FDA's guidance on the use of non-inferiority studies in all therapeutic areas. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the United States. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN in the United States for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval.

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

Of particular concern for a company like ours, having one marketed product, is that third parties may seek to market generic versions of CUBICIN by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called “the Orange Book” are invalid, unenforceable and/or not infringed, a so-called Paragraph IV filing. From 1997 through 2002, about one third of all new chemical entities, such as daptomycin, the chemical ingredient in CUBICIN, have been the subject of a Paragraph IV filing. September 2007 was the first opportunity under United States patent law for a generic company to make a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable. In September 2007, we asked the FDA to de-list one of the CUBICIN patents listed in the Orange Book. We sought this de-listing so that we could correct a technical error in the patent, originally issued to Eli Lilly and recently assigned to Cubist. While we will seek to have the patent re-listed in the Orange Book if and when the technical error is corrected, if we are unable to correct the error with the United States Patent and Trademark Office, we will not be able to have the patent re-listed. While this patent is de-listed, an ANDA filer that is seeking to market generic versions of CUBICIN does not need to address that patent as part of its ANDA filing.

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

Our trademarks, CUBICIN and Cubist, in the aggregate are considered to be material to our business. These trademarks are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. We cannot assure you that the trademark protection that we have pursued or will pursue in the future will afford us significant commercial protection.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Historically, we have been highly dependent on our management and scientific and medical personnel. In order to induce valuable employees to remain at Cubist, we have provided options that vest over time. The value to employees of these options is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to a limited number of key employees. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams have in the past and may in the future terminate their employment with us. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results if we are unable to effectively compensate for these losses. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to grow our business according to our business plan, including by developing or acquiring additional drug products, we may become a less attractive place to work for our existing employees and for high quality candidates. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

We have collaborative relationships that may expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license and product supply agreement with a subsidiary of Chiron Corporation, or Chiron, to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis acquired Chiron. In December 2006, we entered into a license and product supply agreement with AstraZeneca to seek regulatory approvals and commercialize CUBICIN in China and other countries in Asia, Africa and the Middle East. In March 2007, we entered into a license agreement with Merck for the development and commercialization of CUBICIN in Japan. We also have entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

Reliance on collaborative relationships poses a number of risks including the following:

•                  our collaborators may not perform their obligations, including appropriate and timely reporting on CUBICIN adverse events in their territories, as expected;

•                  the focus, direction, amount and timing of resources dedicated by our collaborators to their respective collaborations with us is not under our control, which may result in less successful commercialization of CUBICIN in our partners’ territories that if we had control over the CUBICIN franchise in these territories;

•                  some drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own drug candidates or drug products;

•                  our collaborators may not elect to proceed with the development of drug candidates that we believe to be promising;

•      disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development or commercialization strategy, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive; and

•      some of our collaborators might develop independently, or with others, drug products that could compete with ours.

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

Since we began operations, we incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated net income of $20.0 million and $40.1 million for the three and nine months ended September 30, 2007, respectively and incurred a net loss of $0.4 million for the year ended December 31, 2006. At September 30, 2007, we had an accumulated deficit of $444.1 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

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

We may require additional funds.

Until the third quarter of 2006, we were not a self-sustaining business, and we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, actively seek to acquire or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us.

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

We may undertake strategic acquisitions in the future, and we may not realize the benefits of such acquisitions.

Although we have limited experience in acquiring businesses and have completed only one business acquisition since our inception, we may acquire additional businesses that we believe will complement or augment our existing business. We recently signed an agreement granting us an option to acquire Illumigen on terms previously agreed to. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization. We cannot assure you that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financings to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

Our business may suffer if we fail to manage our growth effectively.

If our potential drug candidates progress in development or we are able to continue expanding the commercialization of CUBICIN, we will need to continue to build our organization and require significant additional investment in personnel, management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to achieve or manage our continued growth effectively, there could be a material adverse effect on our business.

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

•      third parties filing Abbreviated New Drug Applications, or ANDAs, with the FDA, and the results of any litigation that we file to defend and/or assert our patents against such generic companies;

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

ITEM 5.                                         OTHER INFORMATION

None.

ITEM 6.                                         EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1  Retention Letter dated October 9, 2007 by and between Cubist and Michael J. Bonney.

10.2   Form of Retention Letter by and between Cubist and Christopher D. T. Guiffre, David W. J. McGirr, and Robert J. Perez.

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

November 2, 2007
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)