Form 10-K
period 2007-12-31
CUBIST PHARMACEUTICALS INC
filed 2008-02-29
CIK 912183

Use these links to rapidly review the document
Cubist Pharmaceuticals, Inc. Annual Report on Form 10-K Table of Contents
ITEM 8. FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2007 was approximately $930.0 million, based on 47,186,820 shares held by such non-affiliates at the closing price of a share of common stock of $19.71 as reported on the NASDAQ Global Select MarketSM on such date. The number of outstanding shares of common stock of Cubist on February 25, 2008 was 56,218,625.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 10, 2008
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.

Annual Report on Form 10-K

Table of Contents

FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled "Risk Factors" in this Annual Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Annual Report, and we caution readers not to place undue reliance on such statements. The information contained in this Annual Report is provided by us as of the date of this Annual Report, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

        Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

  •
  our expectations regarding publishing, clinical trials, development time lines and regulatory authority approval for and oversight of CUBICIN or other drug candidates;

  •
  our expected research and development investment and expenses and gross margins;

  •
  our expectations regarding our personnel needs, including with respect to our sales force;

  •
  our expectations regarding our acquisition and integration of Illumigen Biosciences, Inc., or Illumigen;

  •
  the continuation of our collaborations and our ability to establish and maintain successful manufacturing, sales and marketing, distribution and development collaborations;

  •
  our expectations regarding our needs for CUBICIN active pharmaceutical ingredient, or API;

  •
  our intention not to repurchase our shares in the foreseeable future;

  •
  our expectations regarding the payment of dividends and potential repurchases of our securities;

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

  •
  the effectiveness of our sales force and our sales force's ability to access targeted physicians;

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

  •
  the ability of our third party manufacturers, including our single source provider of API, to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and at an acceptable cost;

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

  •
  changes in government reimbursement for our or our competitors' products;

  •
  our dependence upon collaborations with our partners and our partners' ability to execute on development, regulatory and sales expectations in their territories;

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

PART I

ITEM 1.    BUSINESS

        Cubist Pharmaceuticals, Inc., which we refer to as "Cubist" or the "Company", was incorporated in Delaware in 1992. We completed our initial public offering in 1996, and our shares are listed on the NASDAQ Global Select Market, where our symbol is CBST. Our principal offices are located at 65 Hayden Avenue, Lexington, Massachusetts. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

Corporate Overview and Business Strategy

        Cubist is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. To date, we have concentrated exclusively on developing products for the anti-infective marketplace.

        Cubist has one marketed product, an intravenous (IV) antibiotic, CUBICIN® (daptomycin for injection), which was launched in the U.S. in November 2003. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus (S. aureus) and certain other Gram-positive bacteria, and for blood-stream infections (bacteremia), including right-sided infective endocarditis, caused by methicillin susceptible and methicillin resistant S. aureus (MSSA and MRSA). Since its U.S. launch, CUBICIN also has received similar regulatory approvals in many markets outside the U.S., including the European Union and Canada. Cubist commercializes CUBICIN in the U.S. and has established marketing agreements with other companies for commercialization of CUBICIN in all countries outside the U.S.

        We have focused our pipeline building efforts on opportunities that leverage our anti-infective and acute-care discovery, development, regulatory, and commercialization expertise. Currently, we have two anti-infective programs approaching the Investigational New Drug Application, or IND, filing stage preparatory to clinical trials. These programs are described in the Product Pipeline section of this report.

The Markets for Which We Develop and Market Acute Care Therapy Today

Antibacterial Agents for Serious Infections

        Antibacterial therapies work by inhibiting specific critical processes in a bacterial pathogen. Such therapies can be either static—inhibiting growth of the pathogen, or cidal—causing the death of the pathogen. Many antibiotics in use today were developed and introduced into the market from the 1950s to the 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems. Only two new antibiotics from new chemical classes have been introduced to the market in the past 35 years—Zyvox, a static agent which is known generically as linezolid and is from the oxazolidinones chemical class, and CUBICIN, a cidal agent known generically as daptomycin, which is a lipopeptide.

        The increasing prevalence of drug-resistant bacterial pathogens has led to increased mortality rates, prolonged hospitalizations, and increased healthcare costs. The resistant organisms have emerged from both the Gram-positive and Gram-negative classes of bacteria. Gram-positive bacteria can be differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a single cellular membrane and a thick cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site.

        Examples of drug-resistant Gram-positive bacterial pathogens include:

  •
  MRSA (methicillin-resistant Staphylococcus aureus):  S. aureus, often referred to simply as "staph," are bacteria commonly carried on the skin or in the nose of healthy people. In some cases, S. aureus can cause an infection, and these bacteria are among the most common causes of skin infections in the U.S. These infections can be minor (such as pimples or boils) which can be treated in many cases without antibiotics (by draining an abscess for example). However, S. aureus bacteria can also cause more serious infections (such as post-surgical wound infections, pneumonia, and infections of the bloodstream and of the bone and joints). Over the past 50 years, treatment of these infections has become more difficult due to the prevalence of MRSA, that is, S. aureus that have become resistant to various antibiotics, including commonly used penicillin-related antibiotics. As reported by the CDC and others, more than 60% of S. aureus isolates in the U.S. are methicillin-resistant.

            The practical definition of resistance for a pathogen is when the minimum inhibitory concentration, or MIC value, exceeds a pre-specified limit for that specific antibiotic. Vancomycin has been the standard of care for patients who have serious MRSA infections. However, several strains of staphylococci, such as GISA (glycopeptides intermediate Staphylococcus aureus, MIC = 8-16 µg/ml), and VRSA (vancomycin-resistant Staphylococcus aureus, MIC >/= 32 µg/ml), have developed reduced susceptibility or resistance to vancomycin. In addition, recent published reports document a poor clinical success rate for vancomycin therapy against some S. aureus isolates with a vancomycin MIC of 1.0 to 2.0 µg/ml; levels which are still officially designated as within the FDA susceptibility range (</= 4 µg/ml) for vancomycin. In recognition of the issues with vancomycin susceptibility, the Clinical Laboratory Standards Institute, or CLSI has approved lower susceptibility criteria (</=2 mcg/mL as susceptible) for vancomycin against S. aureus, and the American Society of Microbiology has issued a statement in support of these tighter standards.

            While infections caused by MRSA had been associated mostly with hospital and long-term care settings, the incidence of community-acquired MRSA, or CA-MRSA, infections has been increasing rapidly. Of great concern to the infectious disease community and public health authorities, such as the U.S. Centers for Disease Control and Prevention, is the fact that community-acquired MRSA infections show up in otherwise healthy individuals—not fitting the traditional profile for an "at risk" patient such as a frequent user of the health care system who is more likely to be exposed to MRSA infections. As a result, individuals contracting a MRSA infection outside of the healthcare system can be misdiagnosed and receive inappropriate initial therapy. Such patients can get more seriously ill and require hospitalization. Of additional concern to the infectious disease community is the fact that most community-acquired MRSA strains are more virulent than the strains traditionally found in hospitals. The CA-MRSA strains have the ability to defeat the host's immune system, thereby resulting in an infection becoming more severe more quickly.

  •
  GISA or VISA (glycopeptide- or vancomycin-intermediately susceptible S. aureus):  The first reports of S. aureus infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in wide geographic areas throughout Japan and North America and have recently emerged in Europe. However, the incidence of these strains remains rare.

  •
  Heteroresistance:  Heteroresistance refers to the situation in which a small sub-population of bacteria survives at concentrations of antibiotic that effectively kill the majority of the population (or stop them from growing). Specialized testing techniques are required to detect heteroresistance to vancomycin, which appears to be becoming more common in S. aureus. The clinical impact of heteroresistance is unknown.

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

  •
  Clostridium difficile:  C.difficile is an opportunistic anaerobic Gram-positive bacterium causing the most commonly diagnosed form of hospital-acquired, or nosocomial, diarrhea—Clostridium difficile associated diarrhea, or CDAD. Recent years have witnessed the emergence of a hypervirulent strain of C. difficile that produces much higher levels of toxins. This strain also demonstrates high level resistance to fluoroquinolones which may have contributed to its spread through the U.S., Canada, the United Kingdom, the Netherlands and Belgium. Physicians have noted an increase in incidence and mortality rates as well as increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to ICUs.

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

        The prevalence of resistant organisms creates a growing need for therapies with novel mechanisms of action.

Antiviral therapy for Hepatitis C Virus (HCV) infections

        HCV is a virus that primarily targets the liver, currently causing infection in more than 4 million people in the U.S. and 180 million people worldwide. The virus is difficult to eradicate, with infected patients eventually developing chronic liver infection, and, in some cases, liver cancer. HCV infection is the most common reason for liver transplantation in the U.S. and Western Europe and the leading cause of death from liver disease.

        No vaccine is currently available to prevent HCV infection. Current HCV therapy combines a pegylated-interferon with ribavirin for up to 48 weeks of treatment. Current therapy has significant problems with both safety (e.g., significant treatment limiting adverse effects and contraindications) and efficacy (e.g., 80% of HCV infections in the U.S. are due to genotype 1 virus for which the efficacy rate of current therapy is approximately 40 to 50%). The HCV market was $2.2 billion in 2005 and is projected to double to $4.4 billion in 2010. This growth will be driven by an increase in the number of patients being treated, uptake of new drugs, and the use of multi-drug treatment regimens.

Our Flagship Product: CUBICIN

        CUBICIN is the first antibiotic from a class of anti-infectives called lipopeptides. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including right-sided infective endocarditis caused by MRSA and MSSA. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In September 2007, the Marketing Authorization for the CUBICIN label in the EU was expanded to include right-sided infective endocarditis, or RIE, due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. Other markets where CUBICIN has an approved label for cSSSI caused by certain Gram-positive bacteria and for S. aureus blood stream infections include Argentina, Canada, India, Israel, Korea and Taiwan.

        We believe that CUBICIN provides important advantages over existing antibiotic therapies in its approved indications, given its rapid bactericidal properties demonstrated in vitro*, distinct mechanism of action, convenient once-daily dosing regimen, and established safety profile. In addition, CUBICIN's approval in the U.S. for the treatment of S. aureus bloodstream infections is the first such approval by the FDA in more than 20 years, and is based on results from the only prospective, randomized, and controlled registration trial of S. aureus bacteremia and endocarditis ever undertaken. CUBICIN's spectrum of activity includes both susceptible strains of Gram-positive pathogens and strains that are resistant to other antibiotic therapies.

*
the clinical relevance of in vitro data has not been established.

        In our review of the infectious disease marketplace above, we referenced the increasing prevalence of drug-resistant bacterial pathogens as a concern to the infectious disease community. The need for multiple mutation steps and the small impact of each step on susceptibility substantially decreases the likelihood that daptomycin-susceptible bacteria will become daptomycin-resistant. At year-end, CUBICIN had been on the market for 50 months and has been used in the treatment of an estimated 460,000 patients. The number of reported resistant isolates, compared to the number of patients treated (or the numbers of bacteria being tested for susceptibility) continues to be extremely small, consistent with the findings of the pre-New Drug Application, or NDA, clinical program. Where clinical circumstances are known, S. aureus nonsusceptible isolates are generally associated with antibiotic underdosing or difficult-to-treat infections involving undrained abscesses or retained material.

Clinical Development of CUBICIN

        We continue to undertake research which can add to the medical knowledge about CUBICIN. In 2007, we completed enrollment in a Phase 2 clinical study of CUBICIN designed to test the feasibility of treating complicated skin infections with shorter duration therapy at a higher dose of CUBICIN. We enrolled 102 patients in this initial evaluation of safety and efficacy of short duration therapy for cSSSI. In our conference call discussing our results for the fiscal 2007 year-end, we reported that:

  •
  Four days of CUBICIN therapy at 10mg/kg/day resulted in cure rates consistent with what we saw in the cSSSI pivotal studies. This is despite the fact that more patients in this trial had MRSA infections, which are more difficult to treat. The trial was not sized for statistical significance vs. standard of care therapy. There was a slightly higher numerical success rate for the longer—up to two weeks—standard of care therapy.

  •
  A dose of 10mg/kg/day for cSSSI was well tolerated, with safety findings consistent with what we have seen in our pivotal skin trials and with CUBICIN use since launch.

  •
  A majority of CUBICIN patients in the study were treated as outpatients at 10 mg/kg/day for 4 days.

        We expect to submit these findings for publication or presentation in appropriate peer-reviewed journals or forums. We may consider additional studies regarding shorter duration therapy, but would likely want to make refinements based on the learning from this study. The benefit of higher doses of CUBICIN, such as 10 mg/kg, may be more important in more serious infections, such as bacteremia, and it is likely that we will further investigate the effects of higher doses on such infections.

        Higher doses of CUBICIN are being investigated in a number of settings both by Cubist and outside investigators. One of these studies is our comparative dosing prosthetic joint infection, or PJI, Phase 2 trial. Here we are comparing 6 and 8 mg/kg of CUBICIN for 6 weeks against standard therapy (either vancomycin or teicoplanin) for PJI, which is one form of osteomyelitis (infection in the bone). This is a difficult trial in which to enroll candidates because the incidence of infections following knee or hip implants is very low (under 5%) and we are dealing with an older, sicker population who will not always qualify for the study based on the entry criteria. We will continue to monitor enrollment to determine if we need to seek approval from the FDA to loosen the entry criteria. We currently expect enrollment to continue through 2008 with data available from the PJI trial in 2009.

        We will begin to enroll patients this year in our Pediatric safety and efficacy trial in complicated skin infections. This is a regulatory commitment and represents an area of growing unmet need, and an opportunity to optimize the utility of CUBICIN in the infectious disease armamentarium. We plan to enroll 225 children, ages 7 to 17, with about 150 receiving CUBICIN therapy. The study should take approximately one year and, accordingly, we expect data to be available in 2009. We will begin a pharmacokinetics, or PK, study in younger children, ages 2 to 6. This should begin enrolling in Q3, but will be slower to enroll, with data expected to be available in 2010.

        Other development for CUBICIN this year includes progressing our work with renal-impaired patients. We have a PK study underway, in patients receiving hemodialysis or chronic ambulatory peritoneal dialysis, and following our receipt of these results, we will review them with the FDA and begin to prepare for a Phase 4 safety and efficacy study in renal-impaired patients with complicated skin infections.

        An additional post-approval regulatory commitment that we have with the FDA is a study of CUBICIN as part of combination therapy for infective endocarditis. Here we will compare safety and efficacy of CUBICIN at 6 mg/kg with and without gentamicin. We expect this exploratory Phase 2 study should begin enrollment in the first half of 2008.

CUBICIN in the U.S. Market

        We generated $285.1 million, $189.5 million and $113.4 million in U.S. net product sales of CUBICIN in 2007, 2006 and 2005, respectively. We market CUBICIN to more than 2,000 institutions (hospitals and outpatient acute care settings) that represent approximately 83% of the total market opportunity for IV antibiotics to treat serious Gram-positive infections. In addition to our in-house marketing team, our acute care sales force as of February 1, 2008 included approximately 157 clinical business managers (CBMs). We have been hiring CBMs over the past few months to achieve our stated goal of increasing the number of CBMs in the U.S. from 135 to 164 by April 1, 2008. In addition, the U.S. acute care sales organization includes small numbers of regional business directors (RBDs), regional access managers (RAMs) who help to facilitate the acquisition of CUBICIN for use in the outpatient infusion market, and Senior Sales Directors (SSDs).

Our International Marketing Partners for CUBICIN

        In 2007, total international revenue for CUBICIN was $5.3 million. CUBICIN is being introduced to markets outside the U.S. through alliances we have entered into with other companies. Novartis AG, or Novartis, through a subsidiary, is responsible for regulatory filings, sales, marketing and distribution costs in Europe, Australia, New Zealand, India, and certain Central American, South American and Middle Eastern countries. Other international partners for CUBICIN include Medison Pharma, Ltd., for Israel, Oryx Pharmaceuticals, Inc. for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for Korea. AstraZeneca AB, or AstraZeneca, has licensed rights to CUBICIN in China as well as more than one hundred additional countries. In 2007, Cubist completed global marketing alliances for CUBICIN when it licensed the Japanese rights to CUBICIN to Merck & Co. which will develop and commercialize CUBICIN in Japan through its wholly owned subsidiary, Banyu Pharmaceutical Co., Ltd.

        Each partner is responsible for seeking regulatory approvals to market CUBICIN in its territory. Cubist is responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and, in the case of Novartis, a possible additional royalty.

Our Product Pipeline

        Our research and development programs focus on opportunities created by unmet needs in the acute care and anti-infective market and leverage the expertise and experience we have gained through our past and continued development of CUBICIN. We have some promising preclinical programs underway.

        For example, in the fourth quarter of 2007, we acquired a pre-clinical hepatitis C therapy candidate, IB657, when we purchased Illumigen. IB657 is a protein therapeutic which is an optimized oligoadenylate synthetase (or OAS). IB657 has potent in vitro antiviral activity against HCV and some other viruses, and has the potential to be a safe and effective mainstay of therapy for Hepatitis C. We have valued the compound as an add-on to current HCV therapy, where it could act as an interferon-sparing agent. This program is moving forward in pre-IND mode. We expect to create good manufacturing practices, or GMP, quality materials and assemble an IND dossier while also beginning to work on contract research organization, or CRO, logistics so we will be prepared to move quickly into the clinic. We have set an objective of an IND filing in the second half of 2008.

        As announced in our conference call announcing our results for our 2007 fiscal year, Cubist scientists have been working on an antibiotic agent for the treatment of CDAD. We have identified an interesting lead molecule with preclinical efficacy against C. difficile. Unlike other marketed agents for C. difficile, our research shows this candidate is rapidly cidal, meaning it kills the bacteria quickly, which could give the compound advantages in treatment of infections caused by C. difficile. We are focusing attention on this antibiotic CDAD program and are moving aggressively towards our goal of an IND filing by the end of this year.

        We also are developing compounds which we believe have promise as potential therapy for infections caused by resistant Gram-negative pathogens, where there is a significant unmet medical need. We have made progress in assessing potency, efficacy, PK, and safety of the molecules we are developing, in animal models of infections caused by a variety of Gram-negative pathogens.

        In the past, we have referenced two additional preclinical programs: our lipopeptide program for a CUBICIN-like therapy with activity in the lung, and a toxin binder therapy for the treatment of CDAD we were developing in collaboration with Ilypsa. In the fourth quarter, we suspended our lipopeptide pneumonia program due to the difficulty in improving upon daptomycin and adding pulmonary activity, and we terminated our CDAD toxin binder research collaboration with Ilypsa which we began in 2006.

Our Research and Development Expenditures

        Our research and development expenditures, which include research related to CUBICIN, as well as our drug discovery projects, were $85.2 million, $57.4 million and $51.7 million in 2007, 2006 and 2005, respectively. Based on our ongoing investments in CUBICIN, and the progression of our product pipeline programs, we expect that our investments in research and development will grow in 2008.

Our Significant Customers

        Revenues from Cardinal Health, Inc., or Cardinal, accounted for approximately 32%, 33% and 32% of all revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 30%, 32% and 31% of all revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from McKesson Corporation accounted for approximately 20%, 21% and 21% of all revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Our Intellectual Property Portfolio

        We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications.

        To date, Cubist and its subsidiaries own or co-own 34 issued U.S. patents, 28 pending U.S. patent applications, 42 issued foreign patents and approximately 189 pending foreign patent applications. We have exclusively licensed technology from Eli Lilly and Company, or Eli Lilly, related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are five issued U.S. patents owned by Cubist (U.S. Patent Nos. 6,852,689; 6,696,412; 6,468,967; RE39,071; and 4,885,243) that cover the drug product, manufacture, and/or administration or use of daptomycin. In addition, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides.

Manufacturing, Distribution and Other Agreements

        In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS agreed to provide scale-up services and to construct a production facility dedicated to the manufacture and sale of API for CUBICIN exclusively to us for commercial purposes. In accordance with this agreement, we purchase API from ACS subject to minimum annual quantity requirements. We also currently engage ACS to manufacture API for our clinical trials of CUBICIN. Upon the termination of our contract with a previous supplier in 2006, ACS became the single source supplier of API for CUBICIN. We expect that ACS's substantial fermentation and purification plant capacity can meet all of our anticipated needs for CUBICIN API.

        In April 2000, we entered into an agreement with Hospira, Inc., or Hospira, formerly the core global hospital products business of Abbott Laboratories. Under this agreement, Hospira currently converts API into our finished, vialed formulation of CUBICIN. In September 2003, we entered into a packaging services agreement with Catalent Pharma Solutions, LLC, or Catalent, the successor-in-interest to Cardinal Health PTS, LLC, pursuant to which Catalent packages and labels the finished CUBICIN product. In September 2004, we entered into an additional services agreement with Catalent to provide fill/finish as well as packaging services for the finished CUBICIN product. Hospira and Catalent both continue to provide fill/finish services for CUBICIN, with Catalent also providing packaging services.

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

        In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD has agreed to provide various clinical, laboratory, GMP and other research and testing services. In December 2006, Cubist received approval from the FDA to begin release testing of CUBICIN at its Lexington facility. Testing for the U.S. market that was previously performed at PPD is now performed by Cubist.

Competition

        CUBICIN is currently approved in the U.S. for the treatment of cSSSI caused by certain Gram-positive bacteria, and for the treatment of S. aureus bloodstream infections (bacteremia), including right-sided infective endocarditis caused by MRSA and MSSA. There are many currently approved antibiotics used to treat these types of infections. The most commonly prescribed antibiotics for susceptible strains of bacteria are: first-generation cephalosporins, such as cefazolin, and semi-synthetic penicillins, such as oxacillin and nafcillin. For the treatment of resistant organisms, the most commonly prescribed treatments are vancomycin and linezolid. All of these antibiotics, except linezolid, which is marketed as Zyvox®, and tygacycline, a broad spectrum antibiotic which is marketed as Tygacil®, are distributed by generic manufacturers at relatively low drug acquisition cost. In addition, the FDA is reviewing an NDA for the Gram-positive agent telavancin (submitted by Theravance, Inc., whose partner for telavancin is Astellas Pharma US, Inc.). Telavancin received an approvable letter on October 22, 2007. The FDA also is reviewing ceftobiprole, a broad spectrum agent with MRSA activity (NDA submitted in May 2007 by a division of Johnson & Johnson). Another Gram-positive agent under review is dalbavancin from Pfizer, Inc. Pfizer received its first approvable letter for dalbavancin in September 2005, and has received multiple approvable letters from the FDA since then, citing the need for additional data, among other requests. In February 2008, Targanta Therapeutics Corporation announced that it had submitted an NDA to the FDA for oritivancin to be used for the treatment of cSSSI caused by Gram-positive bacteria, including MRSA. In July 2007, Arpida Ltd. reported the completion of the Phase 3 trial for iclaprim, a broad spectrum agent with MRSA activity, in cSSSI. Accordingly, some or all of these agents may be approved and marketed in the near future and could compete with CUBICIN.

Government Regulation

Overview

        Our development, manufacture and marketing of pharmaceutical drugs is subject to extensive regulation by numerous governmental agencies within the jurisdictions where we choose to market our products, principally the FDA in the United States, the European Medicines Agency, or EMEA for EU member states, and by various country-specific regulatory bodies in other countries. These regulations not only dictate the form and content of safety and efficacy data regarding a proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling, advertising and marketing procedures. All of these regulations and required oversight are intended to ensure the efficacy, safety and consistency of pharmaceuticals. The time and expense involved in meeting the requirements to obtain and maintain regulatory approvals are quite substantial.

U.S.—FDA Process

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

        Clinical Trials:    Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board that considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure, which must be made to participants in the clinical trial.

        Phase 1 Clinical Trials:    Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of select patients with the targeted disease or disorder. The goal of Phase 1 clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

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

        New Drug Application:    All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in a New Drug Application, or NDA, to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. Although the Food Drug and Cosmetic Act requires the FDA to review NDAs within 180 days of their filing, in practice, longer times may be required.

        In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. Cubist was granted such a Priority Review after the CUBICIN NDA was submitted in 2002; and in 2005 after submission of the supplemental new drug application, or sNDA, for the expansion of the CUBICIN label.

        Phase 4 Clinical Trials:    Phase 4 clinical trials are studies that are conducted after a product has been approved. These trials can be conducted to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, the FDA may require that certain Phase 4 studies be conducted post-approval, and in these cases these Phase 4 studies are called post-marketing commitments.

        Hatch-Waxman Act:    Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like CUBICIN. The law also provides incentives by awarding, in certain circumstances, non-patent marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity in addition to any patent protection the drug product may have. The Hatch-Waxman Act provides five years of "new chemical entity", or NCE, marketing exclusivity to the first applicant to gain approval of an NDA for a product that does not contain an active ingredient found in any other approved product. The FDA granted CUBICIN five years of NCE exclusivity, which expires on September 12, 2008. During this five-year period, the FDA is prohibited from accepting any Abbreviated New Drug Application, or ANDA, for a generic drug. The FDA is also prohibited from accepting any NDA during this five-year period where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application. The five-year exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

        The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use. The FDA granted CUBICIN three years of exclusivity, which expires on May 25, 2009, for the additional indication of Staphylococcus aureus, or S. aureus, bloodstream infections (bacteremia). However, this exclusivity only protects against the approval of ANDAs and 505(b)(2) applications for the protected use and will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

        The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain patent information for listing in "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the "Orange Book". ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product(s). A certification that each listed patent is invalid or will not be infringed by the marketing of the applicant's product is called a "Paragraph IV certification." If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)2) application four years after approval of the NDA.

        If a Paragraph IV certification is filed and the ANDA has been accepted as a reviewable filing by the FDA, the ANDA or 505(b)(2) applicant must then within 30 days provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA's ability to approve the ANDA or 505(b)(2) application is triggered. The 30 month stay begins at the end of the NDA holder's 5 years of data exclusivity, or, if data exclusivity has expired, on the date that the patent holder is notified. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

        Pediatric Exclusivity:    Section 505(a) of the Food & Drug Act provides for 6 months of exclusivity based on the submission of pediatric data subsequent to a written request from the FDA. This period of exclusivity is added to whatever period of exclusivity covers a drug (e.g., Hatch-Waxman, Orphan, patent). This is not a patent term extension, rather, it extends the period during which the FDA cannot approve an ANDA.

European Union—EMEA Process

        In the EU, the EMEA requires approval of a marketing authorization application, or MAA before a pharmaceutical drug is brought to market in EU member states. In many EU countries, pricing negotiations also must take place before the product is sold.

Other International Markets—Drug approval process

        In some international markets (e.g., China, Japan) additional clinical trials may be required prior to the filing or approval of marketing applications within the country.

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

Our Employees

        As of February 1, 2008, we had approximately 489 full-time employees, approximately 140 of whom were engaged in research and development and approximately 349 of whom were engaged in management, marketing, sales, administration and finance. We consider our employee relations to be good.

Our Executive Officers and Directors

Michael W. Bonney	49	President, Chief Executive Officer and Director
Robert J. Perez, MBA	43	Executive Vice President, Chief Operating Officer
Lindon M. Fellows	56	Senior Vice President, Technical Operations
Steven C. Gilman, Ph.D.	55	Senior Vice President, Discovery and Non-clinical Development and Chief Scientific Officer
Christopher D.T. Guiffre, J.D., MBA	39	Senior Vice President, General Counsel and Secretary
David W.J. McGirr, MBA	53	Senior Vice President and Chief Financial Officer
Kenneth M. Bate, MBA(1)	57	Lead Director
Sylvie Grégoire, Pharm. D.(3)(4)	46	Director
David W. Martin, Jr., M.D.(2)(4)*	67	Director
Walter R. Maupay, Jr., MBA(2)(3)*	69	Director
Martin Rosenberg, Ph.D. (3)(4)	62	Director
J. Matthew Singleton, MBA, CPA(1)*	55	Director
Martin H. Soeters(1)(3)	53	Director
Michael B. Wood, M.D.(2)*	64	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Corporate Governance and Nominating Committee

(4)
Member of Scientific Affairs Committee

*
Chair of Committee

        Mr. Bonney has served as our President and Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President and Chief Operating Officer. From 1995 to 2001, he held various positions of increasing responsibility at Biogen, Inc., a biopharmaceutical company, including Vice President, Sales and Marketing from 1999 to 2001. While at Biogen, Mr. Bonney built the commercial infrastructure for the launch of Avonex. Prior to that, Mr. Bonney held various positions of increasing responsibility in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director. Mr. Bonney received a B.A. in Economics from Bates College. Mr. Bonney is a director of NPS Pharmaceuticals, Inc., a biopharmaceutical company, and serves on the Boards of Trustees of the Beth Israel Deaconess Medical Center and Bates College. Mr. Bonney is also a member of the Biotechnology Industry Organization, or BIO, Health Section Governing Body.

        Mr. Perez has served as our Executive Vice President and Chief Operating Officer since August 2007. Prior to this, he was our Senior Vice President, Commercial Operations since July 2004. From August 2003 to July 2004 he served as our Senior Vice President, Sales and Marketing. Prior to joining Cubist, he served as Vice President of Biogen, Inc.'s CNS Business Unit where he was responsible for leading the U.S. neurology franchise. From 1995 to 2001 he served as a Regional Director, Director of Sales, and Avonex® Commercial Executive at Biogen. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals, ultimately serving as Regional Business Director, responsible for sales, marketing and national accounts for the Western Regional Business Unit. Mr. Perez is a director of EPIX Pharmaceuticals, Inc., a biopharmaceuticals company. Mr. Perez received a B.S. from California State University, Los Angeles and an M.B.A. from The Anderson School at UCLA.

        Mr. Fellows has served as our Senior Vice President, Technical Operations since August 2005. From July 2004 until August 2005 Mr. Fellows was Vice President, Corporate Quality Assurance of Millennium Pharmaceuticals, a biopharmaceutical company, where he was responsible for ensuring product quality and compliance to both U.S. and international requirements. From July 1995 until July 2004, Mr. Fellows held various positions of increasing responsibility at DSM Life Sciences Products, including Managing Director, Director of Quality Compliance, and Vice President of Quality Assurance and Regulatory Affairs with responsibility for anti-infectives, fine chemicals, and food sciences. Mr. Fellows holds a B.S. in Microbiology from Colorado State University.

        Dr. Gilman has served as our Senior Vice President, Discovery & Nonclinical Development and Chief Scientific Officer, since February 2008. From April 2007 until February 2008 Dr. Gilman served as Chairman of the board of directors and CEO of ActivBiotics, a biopharmaceutical company. From 2004 to April 2007, he served as President, CEO, and a member of the board of directors of ActivBiotics. Previously Dr. Gilman worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager, Inflammation, responsible for all aspects of the Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the boards of directors of the Massachusetts Biotechnology Council and Nextcea, Inc., a private drug discovery company. Dr. Gilman received his Ph.D. and M.S. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio.

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

        Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. From 1999 to 2002, Mr. McGirr was the President and Chief Operating Officer of hippo inc, an internet technology, venture-financed company. Mr. McGirr served as a member of hippo's Board of Directors from 1999 to 2003. From 1996 to 1999, he was the President of GAB Robins North America, Inc., a risk management company, serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995, Mr. McGirr served in various positions within the S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr is a director of LifeCell Corporation, or LifeCell, a biotechnology company, and also serves as Chairman of the Audit Committee of LifeCell. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an M.B.A. from The Wharton School at the University of Pennsylvania.

        Mr. Bate has served as one of our directors since June 2003 and became our lead director in June 2006. Since January 2007, Mr. Bate has been President and Chief Executive Officer and a director of

Nitromed, Inc., a pharmaceutical company. From March 2006 until January 2007, Mr. Bate was Chief Operating Officer and Chief Financial Officer of Nitromed. From 2002 to January 2005, Mr. Bate was head of commercial operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc. In 1999, Mr. Bate co-founded JSB Partners, an investment banking and transaction advisory firm serving the biopharmaceutical industry. He was a partner at JSB Partners through 2002. From 1997 to 1999, Mr. Bate served as Senior Managing Director and Chief Executive Officer of MPM Capital, LP, a venture capital company. He was also an advisor to BB Bioventures, a venture capital fund. Mr. Bate's life sciences industry experience also includes six years at Biogen, Inc.; from 1993 to 1996 as the company's vice president of sales and marketing, and as Chief Financial Officer from 1990 to 1993. Mr. Bate is a director of AVEO Pharmaceuticals, Inc., a biopharmaceutical company. Mr. Bate received his B.A. degree in Chemistry from Williams College, and an MBA from The Wharton School of the University of Pennsylvania.

        Dr. Grégoire has served as one of our directors since June 2006. Since 2007, Dr. Grégoire has served as President, Human Genetic Therapies division of Shire Pharmaceuticals Group plc, a pharmaceuticals company. From 2004 to 2005, Dr. Grégoire served as President and Chief Executive Officer of GlycoFi, Inc., a biotherapeutics company. From 2003 to 2004, Dr. Grégoire was a consultant to the biopharmaceuticals industry. From 2001 through 2003, Dr. Grégoire served as Executive Vice President, Technical Operations, of Biogen Idec Inc., a biotechnology company, and from 1995 to 2001, she held various roles of increasing responsibility with Biogen. Prior to Biogen, Dr. Grégoire held clinical research and regulatory roles with Merck & Co., a pharmaceuticals company. She is currently a director of IDM-Pharma, a biopharmaceuticals company. She received her Pharm.D. degree from the State University of New York at Buffalo and her pharmacy graduate degree (Bachalaureat en Pharmacie) from the Université Laval, Quebec City.

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

        Mr. Maupay has served as one of our directors since June 1999. From January 1995 to June 1995, Mr. Maupay served as Group Executive of Calgon Vestal Laboratories, a division of Bristol-Myers Squibb Corporation. From 1988 to 1995, Mr. Maupay served as President of Calgon Vestal Laboratories, a subsidiary of Merck and Company. From 1984 to 1988, Mr. Maupay served as Vice President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay is a director of SyntheMed, Inc., a biomaterials company. He is also a director and non-executive chair of Kensey Nash Corporation, a medical device company. Mr. Maupay received his B.S. in Pharmacy from Temple University and an M.B.A. from Lehigh University.

        Dr. Rosenberg has served as one of our directors since March 2005. Since 2003, Dr. Rosenberg has been the Chief Scientific Officer of Promega Corporation, a biotechnology company. From 2001 to 2003, Dr. Rosenberg served as Vice President, Research and Development of Promega Corporation.

From 2000 until 2001, Dr. Rosenberg was Senior Vice President, Anti-Infectives, Drug Discovery at GlaxoSmithKline, a pharmaceutical company. From 1996 until 2000, Dr. Rosenberg was Senior Vice President, Anti-Infectives at SmithKline Beecham Corporation, a predecessor company to GlaxoSmithKline. Prior to 2000, Dr. Rosenberg held a variety of roles of increasing responsibility with SmithKline Beecham Corporation. Before joining SmithKline Beecham, Dr. Rosenberg spent 10 years at the National Institutes of Health and was a Section Chief at the National Cancer Institute. Dr. Rosenberg is a director of Promega Corporation, the Medical College of Wisconsin Research Foundation, and Scarab Genomics, a biotechnology company. He also serves as a member of the Advisory Council for the National Institutes of Allergy & Infectious Diseases at the National Institute of Health. He participates on a variety of academic and industry Scientific Advisory Boards and holds an adjunct Professorship at the University of Wisconsin, Department of Bacteriology, Madison, WI. Dr. Rosenberg is Editor-in-Chief of Current Opinions in Biotechnology, a Senior Editor of the Journal of Bacteriology and a member of several other journal Editorial Boards. Dr. Rosenberg received a B.A. degree from the University of Rochester and a Ph.D. from Purdue University.

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

        Mr. Soeters has served as one of our directors since September 2006. Since 2007, Mr. Soeters has served as Senior Vice President of Novo Nordisk Europe A/S, a healthcare company located in Zurich, Switzerland. From 2000 to 2007, Mr. Soeters served as President and Senior Vice President of Novo Nordisk Inc. in Princeton, NJ. From 1998 to 2000, he served as Senior Vice President International Marketing at Novo Nordisk Denmark, and from 1994 to 1998, he served as Managing Director of Novo Nordisk France. From 1992 to 1995, Mr. Soeters was Managing Director at Novo Nordisk Belgium, and in 1991, he was International Marketing Director at Novo Nordisk Denmark. Prior to that time, he held various sales and marketing positions at Novo Nordisk in the Netherlands between 1980 and 1991. Mr. Soeters is currently a director of Pharmacopeia, Inc., a biopharmaceutical company. He is also a member of the Board of Overseers of the Joslin Diabetes Center. He was a Trustee of the HealthCare Institute of New Jersey, and from 2005 to 2007, a member of the BIO Board of Directors. From 2004-2006, he served on the Board of Directors of the Pharmaceutical Research and Manufacturers of America (PhRMA) in Washington, D.C. Mr. Soeters studied meteorology, as well as sales, product and marketing management in the Netherlands, and he also attended the Stanford Executive Program.

        Dr. Wood has served as one of our directors since March 2005. Dr. Wood is currently an Orthopedic Surgeon and retired President-emeritus of the Mayo Foundation and Professor of Orthopedic Surgery, Mayo Clinic School of Medicine. He was previously Chief Executive Officer of the Mayo Foundation from 1999 until 2003. Prior to 1999, Dr. Wood held a variety of roles within the Mayo Clinic. Dr. Wood is a director of Steris Corporation, a medical sterilization company, and Assistive Technology Group, Inc., a rehabilitation and durable medical equipment company. Dr. Wood is also a director of SingHealth, an integrated health system in Singapore and a member of the board of overseers of the Baldrige National Quality Award. Dr. Wood received a B.A. degree from Franklin and Marshall College, an M.D., C.M. degree from McGill University and an M.S. degree from the University of Minnesota.

WHERE YOU CAN FIND MORE INFORMATION

        We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

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

        We have invested a significant portion of our time and financial resources in the development of CUBICIN. For the foreseeable future, our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and launched in the United States in November 2003. On May 25, 2006, the FDA approved CUBICIN for the additional indication of S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

        As of December 31, 2007 we had just over four years experience selling this product, and only 19 months of sales since the approval of the S. aureus bacteremia indication. Although we have been successful in our commercialization of CUBICIN to date, because this is still a relatively new product, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI and S. aureus bacteremia. Further, CUBICIN currently competes with a number of existing anti-infective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against new anti-infective drugs whose approval is anticipated to be imminent and others that are in development at other companies.

        The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including:

  •
  the continued safety and efficacy of CUBICIN;

  •
  the ability of target organisms to develop resistance to CUBICIN;

  •
  risks of any unanticipated adverse reactions to CUBICIN in patients;

  •
  the advantages and disadvantages of CUBICIN compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

  •
  our ability to educate the medical community about the safety and efficacy of CUBICIN in compliance with FDA and other government rules and regulations;

  •
  the reimbursement policies of government and third-party payors;

  •
  the level of access that our sales force has to physicians who are likely to prescribe CUBICIN;

  •
  the market price of CUBICIN as compared to alternative therapies and physicians and third-party payors' attitudes towards the relative value of CUBICIN versus other therapies; and

  •
  our international partners' efforts and their success in selling CUBICIN in their respective territories.

        Because CUBICIN is the only product that we sell currently, any impediment to the success of this product would have a significant effect on our business and financial results.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of CUBICIN, our other drug candidates and our research technologies.

        Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. We consider that in the aggregate our unpatented proprietary technology, patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing, both in the United States and in other important markets outside the United States. Our patent position is highly uncertain and involves complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies' patents. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us commercial protection.

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

        Of particular concern for a company like ours, having one marketed product, is that third parties may seek to market generic versions of CUBICIN by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called "the Orange Book" are invalid, unenforceable and/or not infringed, a so-called Paragraph IV filing. From 1997 through 2002, about one third of all new chemical entities, such as daptomycin, the chemical ingredient in CUBICIN, have been the subject of a Paragraph IV filing. September 2007 was the first opportunity under United States patent law for a generic company to make a Paragraph IV filing. To date, Cubist has not received notice of a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable. During the period in which such litigation is pending, the uncertainty of its outcome may cause investors to disfavor our stock, and our stock price could decline.

        In September 2007, we asked the FDA to de-list one of the CUBICIN patents listed in the Orange Book, US Patent No. RE39,071. We sought this de-listing so that we could correct a technical error in the patent, originally issued to Eli Lilly and recently assigned to Cubist. The United States Patent and Trademark Office, or USPTO issued a certificate of correction for this patent. We have asked the FDA to re-list the patent in the Orange Book. The patent would have been re-listed upon our request, and this re-listing should be reflected in the next publication of the Orange Book. While this patent was de-listed, an ANDA filer that is seeking to market generic versions of CUBICIN would not have needed to address that patent as part of its ANDA filing.

        If our collaborators or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection to our intellectual property, thereby easing our competitors' ability to compete with us in such countries.

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

        Our trademarks, CUBICIN and Cubist, in the aggregate are considered to be material to our business. These trademarks are covered by registrations or pending applications for registration in the USPTO and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. We cannot assure you that the trademark protection that we have pursued or will pursue in the future will afford us commercial protection.

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

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the acceptance of CUBICIN, if physicians prefer existing drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before CUBICIN in countries where CUBICIN is not yet approved.

        The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, the FDA is reviewing an NDA for the Gram-positive agent telavancin (submitted by Theravance, Inc., whose partner for telavancin is Astellas Pharma US, Inc.). Telavancin received an approvable letter on October 22, 2007. The FDA also is reviewing ceftobiprole, a broad spectrum agent with MRSA activity (NDA submitted in May 2007 by a division of Johnson & Johnson). Another Gram-positive agent under review is dalbavancin from Pfizer, Inc. Pfizer received its first approvable letter for dalbavancin in September 2005, and has received multiple approvable letters from the FDA since, citing the need for additional data, among other requests. In February 2008, Targanta Therapeutics Corporation announced that it had submitted an NDA to the FDA for oritivancin to be used for the treatment of cSSSI caused by Gram-positive bacteria, including MRSA. In July 2007, Arpida Ltd. reported the completion of the Phase 3 trial for iclaprim, a broad-spectrum agent with MRSA activity in cSSSI. Accordingly, some or all of these agents may be approved and marketed in the near future and could compete with CUBICIN. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

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

        In addition, we do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira and Catalent to manufacture and supply to us finished product.

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

        We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. In any such event in Italy, the supply of CUBICIN API stored at ACS could also be impacted.

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

        We cannot guarantee that we will continue to be successful in marketing CUBICIN. Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. In 2007, we added three new sales representatives to our existing sales force and expect to add 26 more in 2008. We do not yet know whether this sales force expansion will be successful.

        In addition, our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006 and six more in 2007. To date, sales of CUBICIN by Novartis have not been as strong as anticipated. Other than our partners in Israel, Canada and Macau, none of our other international partners have launched CUBICIN in their respective territories. We cannot guarantee that our partners will be successful in marketing CUBICIN in their markets.

If we are unable to discover, in-license, or acquire drug candidates, we will not be able to implement our current business strategy.

        Our approach to drug discovery is unproven. Notwithstanding the investment of significant resources to research and development over the years since Cubist was founded, we have not reached the stage of clinical testing in humans of any drug candidates developed from our drug discovery program. We cannot assure you that we will reach this stage for any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop. While we are researching other drug candidates for potential clinical development, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a drug product. We are making a significant investment in our research and development capabilities by increasing our research and development workforce by 20 employees. However, we cannot guarantee that this expansion will lead to greater success, so this investment may not be a useful expenditure of our limited resources.

        Our drug product, CUBICIN, and our other former drug candidates that reached the stage of clinical trials in humans were the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and would generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of drug candidates. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than Cubist. In particular, in recent years, very large pharmaceutical companies with significant resources have refocused their attention on opportunities in the anti-infective marketplace. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business.

        If we are unable to discover or acquire promising candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them to gain approval for use in humans. For example in February 2004 we discontinued, due to observed adverse events, clinical development of CAB-175, a parenteral cephalosporin antibiotic that we had in-licensed from Sandoz GmbH. Also, in April 2004, we discontinued, as a result of data from human clinical research studies, development of oral formulations of ceftriaxone, a broad-spectrum antibiotic for which we had licensed the underlying technology from International Health Management Associates and the University of Utah. More recently, we decided in 2006 not to make any further investment in the development of HepeX-B and have since terminated our license to the technology underlying HepeX-B. Failure to develop new drug candidates successfully could have a material adverse effect on our business, operating results and financial condition.

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

        Other than CUBICIN, all of the drug candidates that we are seeking to develop commercially are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, the FDA must approve an IND. The FDA will approve the IND if it is established that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies commercial development. It takes significant time and expense to generate the data to support an IND filing. In many cases, companies spend the time and resources only to discover that the data is not sufficient to support a filing or gain IND approval. This has happened to us in the past, and likely will happen again in the future. In fact, most compounds that are discovered never make it into human clinical trials.

        Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the committees responsible for clinical studies at the sites at which the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of the clinical trials. Feedback from regulatory authorities or results from earlier stage clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of drug development. These types of delays or suspensions can result in increased development costs and delayed regulatory approvals. Our ability to secure clinical trial insurance at a reasonable cost could also cause delays.

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

  •
  inability to enroll study subjects;

  •
  our inability to reach agreement with the FDA on a trial design that we are able to execute; or

  •
  the FDA placing a trial on "clinical hold" or temporarily or permanently stopping a trial for a variety of reasons, principally for safety concerns.

        If clinical trials for our drug candidates are unsuccessful, delayed, or cancelled, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

We will need to obtain regulatory approvals for any other drug candidates, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts will be limited by any failure to obtain these approvals.

        The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Any drug candidate will require governmental approvals for commercialization. To date, we have not obtained government approval in the United States for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU and other non-EU European countries for the indications of cSSTI, RIE due to S. aureus bacteremia, and S. aureus bacteremia associated with RIE or cSSTI, in Argentina and Colombia for cSSSI, SAB and RIE, in Switzerland for cSSTI and S. aureus bacteremia and in India for cSSSI and S. aureus bacteremia. Our collaborator, AstraZeneca, received an import license for Macau for CUBICIN for cSSSI, SAB and RIE. Our collaborators Oryx Pharmaceuticals Inc., Kuhnil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval for marketing CUBICIN in Canada, South Korea, Taiwan and Israel, respectively, for the same, or very similar, indications for which we have approval in the United States. We and our partners are pursuing approvals for CUBICIN in various other countries. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

        No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of any drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and could even affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN. In addition, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Moreover, if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements.

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

        Regulatory requirements for the approval of antibiotics in the United States may change in a manner that requires us to conduct additional large-scale clinical trials, which may delay or prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN that we may seek. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

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

        Moreover, recent events, including complications arising from FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory approvals. In particular, non-inferiority studies have come under scrutiny from Congress, in part because of a congressional investigation as to the safety of Ketek®, an antibiotic approved by the FDA on the basis of non-inferiority studies. Certain key members of Congress have asked the U.S. Government Accountability Office (GAO), an independent, nonpartisan arm of Congress, to investigate the FDA's reliance on non-inferiority studies as a basis for approval. Congress may draft, introduce, and pass legislation that could significantly change the process for approval of antibiotics by the FDA.

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

We have recently and may in the future undertake strategic acquisitions and we may not realize the benefits of such acquisitions.

        We acquired Illumigen in December 2007, which was only the second business acquisition since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Because our acquisition of Illumigen occurred so recently, many of these risks still exist with respect to this transaction.

        If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization. We cannot assure you that, following an acquisition, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financings to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

The investment of our cash is subject to risks which could result in losses.

        We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. For example, if the issuers of auction rate securities are unable to successfully close auctions or if the credit ratings of any of our investments decline after initial purchase, we may be required to adjust the carrying value of these investments through an impairment charge. In fact, in August 2007, auctions for $58.1 million of our investments in auction rate securities failed and have failed since then. These auction rate notes consist of private placement, credit swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. These auctions have historically provided a liquid market for these securities. All of the auction rate securities that failed are still AAA rated and none are backed by sub-prime mortgages. As a result of the auction failure, we have recorded temporary unrealized losses of $14.7 million in other comprehensive income as a reduction in shareholders' equity. The failure resulted in the interest rate on these investments resetting at the default coupon rate per the terms of the certificate. While we now earn a premium interest rate on the investments, the investments are not liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful, or until they reach their underlying maturity. If the issuers are unable to successfully close future auctions and the credit ratings on the underlying corporate tracking bond portfolios deteriorate significantly, we may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate notes we hold have since declined. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, the company may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge. Such risks, including the failure of future auctions for the auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

        We may seek regulatory approval for additional indications for CUBICIN. To do so, we must successfully conduct additional clinical trials and then apply for and obtain the appropriate regulatory approvals. Our revenues may not grow as expected and our business and operating results may be harmed if additional indications for CUBICIN are not approved in the United States.

        In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In August, 2007, the EMEA granted final approval for marketing CUBICIN in the EU for the additional indications of RIE due to S. aureus bacteremia and for S. aureus bacteremia associated with RIE or cSSTI. CUBICIN is also approved in Canada, Korea, Taiwan, India, Colombia and Israel for the same, or very similar, indications as our U.S. approval, in other non-EU European countries for the same indications as the EU approval, in Switzerland for cSSTI and S. aureus bacteremia and in Argentina for cSSSI, SAB and RIE. An import license for Macau was also received for CUBICIN for cSSSI, SAB and RIE. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

        In connection with our United States marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with RIE. We have worked with the FDA to design these studies, which we expect to initiate this year. Our business would be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN. In addition, adverse medical events that occur during clinical trials or during commercial marketing could result in claims against Cubist and the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline. In particular, our planned pediatric trial exposes us to more uncertain and potentially greater risk because of the age of the subjects.

We have collaborative relationships that expose us to a number of risks.

        We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license and product supply agreement with a subsidiary of Chiron Corporation, or Chiron, to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis acquired Chiron. In December 2006, we entered into a license and product supply agreement with AstraZeneca to seek regulatory approvals and commercialize CUBICIN in China and other countries in Asia, Africa and the Middle East. In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. We also have entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In addition to commercial collaborations, we collaborate with a variety of other companies for manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

        Reliance on collaborative relationships poses a number of risks including the following:

  •
  the focus, direction, amount and timing of resources dedicated by our collaborators to their respective collaborations with us is not under our control, which may result in less successful commercialization of CUBICIN in our partners' territories than if we had control over the CUBICIN franchise in these territories;

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

  •
  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development or commercialization strategy, might cause delays or termination of the research, development or commercialization of drug candidates, lead to additional responsibilities with respect to drug candidates, or result in litigation or arbitration, any of which would be time-consuming and expensive; and

  •
  some of our collaborators might develop independently, or with others, drug products that compete with ours.

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

        We have manufacturing, collaborative and clinical trial relationships outside the United States, and CUBICIN is marketed internationally through licensees and distributors. Consequently, we are, and will continue to be, subject to additional risks related to operating in foreign countries. Associated risks of conducting operations in foreign countries include:

  •
  differing regulatory requirements for drug approvals in foreign countries;

  •
  unexpected CUBICIN adverse events that occur in foreign markets that we have not experienced in the United States;

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

  •
  production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad; and

  •
  business interruptions resulting from geo-political actions, including war and terrorism, and natural disasters in other countries.

        These and other risks associated with our international operations may materially adversely affect our ability to maintain profitability.

We depend on third parties in the conduct of our clinical trials for CUBICIN and expect to do so with respect to other drug candidates, and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

        We depend on independent clinical investigators, CROs and other third party service providers in the conduct of our clinical trials for CUBICIN and expect to do so with respect to other drug candidates. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the further development, approval and commercialization of CUBICIN and that of future drug candidates.

We have incurred substantial losses in the past and may incur additional losses.

        Since we began operations, we incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated income of $48.1 million for the year ended December 31, 2007 and incurred a net loss of $0.4 million for the year ended December 31, 2006. At December 31, 2007, we had an accumulated deficit of $436.0 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

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

We may require additional funds and we do not know if additional funds would be available to us at all, or on terms that we find acceptable.

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

        We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be on acceptable or affordable terms.

        Our annual debt service obligations on our 2.25% subordinated convertible notes due in June 2013 are approximately $6.8 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, if needed, we will not be able to execute our current business plan successfully.

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

        Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Even if we are successful in developing effective drug products, new drug products introduced after we commence marketing of any drug product may be safer, more effective, less expensive or easier to administer than our drug products.

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

        For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and its implementing regulations, altered the manner in which Medicare sets payment levels for many prescription drugs, including CUBICIN. Under this legislation, beginning in 2005, Medicare reimbursement for CUBICIN was based on average sales price, or ASP, rather than average wholesale price in both the physician office and hospital outpatient settings. This resulted in lower payment rates in 2005 as compared to 2004. Moreover, under this payment methodology the payment rate for CUBICIN is set on a quarterly basis based upon the ASP for previous quarters, and significant downward fluctuations in such reimbursement rate could negatively affect sales of CUBICIN. In addition, further changes to this methodology are possible.

        Another action that may affect reimbursement related to our products involves a statutory requirement, and its implementing regulations, that Medicare may not make a higher payment for inpatient services that are caused by medical conditions arising after a patient is admitted to the hospital. Medicare pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment depends upon the applicable MS-DRG. That can vary based on the condition of the patient. Under the statute, effective October 1, 2008, if a case would be assigned to a higher paying MS-DRG because of a specified condition that arose after admission to the hospital, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. The Centers for Medicare and Medicaid Services has specified the conditions to which this policy would apply and they include conditions that may be treated with CUBICIN. In addition, other conditions may be added in the future, including MRSA. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that obtain a hospital acquired infection, which may be treated with CUBICIN. We cannot be sure what impact this upcoming policy will have on the demand for CUBICIN.

        There have been a number of other legislative and regulatory actions affecting health care systems. The current uncertainty and the potential for adoption of additional changes could affect the timing and amount of our product revenue, our ability to raise capital, obtain additional collaborators and market our products. Medicare payments for CUBICIN can influence pricing in the non-Medicare market as third party payors may base their reimbursement on the Medicare rate. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborators to manufacture and commercialize drug products, and may not be able to obtain a satisfactory financial return on our own manufacture and commercialization of any future drug products.

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

Our industry is highly regulated and our products are subject to ongoing regulatory review.

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

        State laws and regulations may also affect our ability to manufacture, market and ship our product, including legislation in California which, if implemented, would require an electronic "pedigree" on all pharmaceutical products delivered to patients in California. This, or other state law requirements, may be difficult or costly for us to implement, and if any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the state law.

        Failure to comply with manufacturing and other post-approval state law, regulations of the FDA and other regulatory agencies can, among other things, result in fines, increased compliance expense, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

New accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

        The Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by FASB, the SEC and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than we have done in the past which could have a material adverse impact on our financial results.

Our corporate compliance program cannot ensure that we are in compliance with all applicable "fraud and abuse" laws and regulations and other applicable laws and regulations in the jurisdictions in which we sell CUBICIN, and a failure to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

        Our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive laws and regulation, including but not limited to, health care "fraud and abuse" laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We could incur substantial costs resulting from product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the future. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

Our use of hazardous materials, chemicals, microorganisms and radioactive compounds exposes us to potential liabilities.

        Our research and development efforts involve the controlled use of hazardous materials, chemicals, viruses, bacteria and various radioactive compounds. We are subject to numerous environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Any such violation and the cost of compliance with any resulting order or fine could adversely effect our operations. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or a determination of non-compliance, we could be held liable for significant damages or fines.

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

        The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to downward fluctuations in response to a variety of factors, including the following:

  •
  the investment community's view of the revenue, financial and business projections we provide to the public, and whether we succeed or fail in meeting or exceeding these projections;

  •
  actual or anticipated variations in our quarterly operating results;

  •
  failure of third party reporters of sales data to accurately report our sales figures;

  •
  third parties filing ANDAs with the FDA, and the results of any litigation that we file to defend and/or assert our patents against such third parties;

  •
  adverse results or delays in our clinical trials;

  •
  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

  •
  our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

  •
  our termination of a collaboration or our inability to establish additional collaborations;

  •
  regulatory decisions that are adverse to us and/or our products;

  •
  safety concerns related to the use of CUBICIN;

  •
  introduction of new products or services offered by us or our competitors;

  •
  the announcements of acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

  •
  expectations in the financial markets that Cubist may or may not be the target of potential acquirors;

  •
  our failure to develop or acquire additional drug candidates and commercialize additional drug products;

  •
  our issuance of additional debt or equity securities;

  •
  litigation, including stockholder or patent litigation;

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

        Our directors, executive officers and greater than 5% stockholders and their affiliates beneficially own a significant percentage of our issued and outstanding common stock. Accordingly, they collectively would have the ability to influence the election of all of our directors and to influence the outcome of some corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

        Our operating leases consist of approximately 121,000 square feet of office and data center space at 45/55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148

Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is included under Item 12 of Part III of this Annual Report on Form 10-K.

Market Information

        Cubist's common stock is traded on the NASDAQ Global Select MarketSM under the symbol CBST. The following table shows the high and low sales price for Cubist's common stock as reported by the NASDAQ Global Select MarketSM for each quarter in the years ended December 31, 2007 and 2006.

	Common Stock Price
	2007		2006
	High	Low	High	Low
First Quarter	$22.68	$16.97	$25.30	$19.84
Second Quarter	$23.80	$19.52	$26.77	$18.63
Third Quarter	$25.72	$19.16	$25.40	$19.56
Fourth Quarter	$24.75	$19.68	$23.35	$17.82

Holders

        As of February 25, 2008, Cubist had 198 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

        None.

Corporate Performance Graph

        The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

        The following graph compares the performance of Cubist's common stock to the NASDAQ Stock Market (U.S.) and to the NASDAQ Pharmaceutical Index from December 31, 2002 through December 31, 2007. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31 of the year indicated.

	CBST	Nasdaq Stock Market (U.S.)	Nasdaq Pharmaceutical Index
12/31/2002	100	100	100
12/31/2003	148	150	147
12/31/2004	144	163	156
12/30/2005	258	166	172
12/29/2006	220	183	168
12/31/2007	249	198	177

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Statement of Operations Data:
U.S. product revenues, net	$285,059	$189,512	$113,434	$58,559	$1,673
International product revenues	5,347	808	80	—	—
Other revenues	4,214	4,428	7,131	9,512	2,043

Total revenues, net	294,620	194,748	120,645	68,071	3,716
Costs and expenses:
Cost of product revenues	68,860	48,803	32,739	20,249	816
Research and development	85,175 (1)	57,405	51,673	57,182	54,505
Sales and marketing	67,662	56,879	42,331	35,019	21,090
General and administrative	31,485	26,745	19,335	20,234	29,978 (2)

Total costs and expenses	253,182	189,832	146,078	132,684	106,389
Interest income	18,036	10,589	3,292	1,767	2,182
Interest expense	(9,427)	(15,893)	(9,836)	(13,607)	(13,601)
Other income (expense)	(20)	12	125	(59)	(911)
Provision for income taxes	1,880	—	—	—	—

Net income (loss)	$48,147	$(376)	$(31,852)	$(76,512)	$(115,003)

Basic net income (loss) per common share	$0.87	$(0.01)	$(0.60)	$(1.86)	$(3.61)
Diluted net income (loss) per common share	$0.83	$(0.01)	$(0.60)	$(1.86)	$(3.61)
Shares used in calculating:
Basic net income (loss) per common share	55,591,775	54,490,376	53,053,307	41,228,275	31,872,555
Diluted net income (loss) per common share	68,822,996	54,490,376	53,053,307	41,228,275	31,872,555

(1)
In 2007, Cubist recorded an in-process research and development, or IPR&D charge of $14.4 million related to the acquisition of Illumigen.

(2)
In 2003, Cubist recorded a lease termination charge of $12.9 million related to the planned closure of its UK facility.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$398,184	$309,169	$101,748	$128,417	$142,429
Working capital	342,496	303,482	99,004	93,703	90,530
Total assets	534,515	439,035	218,065	215,908	222,558
Total debt	350,000	350,000	165,000	165,000	197,500
Long-term obligations	352,698	351,760	165,000	165,078	195,693
Stockholders' equity (deficit)	98,702	40,590	16,599	20,846	(18,216)
Dividends	—	—	—	—	—

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

Overview

        Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. To date, we have concentrated exclusively on developing products for the anti-infective marketplace. We have one marketed product, CUBICIN, which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of cSSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. In the EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In September 2007, the Marketing Authorization for the CUBICIN label in the EU was expanded to include right-sided infective endocarditis, or RIE, due to S. aureus bacteremia associated with RIE or cSSTI.

        Net product sales of CUBICIN for the twelve months ended December 31, 2007 were $290.4 million, as compared to $190.3 million in the twelve months ended December 31, 2006. Net income for the twelve months ended December 31, 2007 was $48.1 million or $0.87 and $0.83 per basic and diluted share, respectively, as compared to a net loss of $0.4 million or $0.01 per basic and diluted share for the twelve months ended December 31 2006.

        In December 2007, Cubist acquired Illumigen pursuant to its October 2007 option agreement. Per the merger agreement, Cubist agreed to pay $9.0 million, plus Illumigen's closing cash and less Illumigen's closing liability balances, in cash to Illumigen shareholders, and Illumigen became a wholly-owned subsidiary of Cubist. Illumigen's lead compound, IB657, is a protein therapeutic in late-stage pre-clinical development as an interferon-sparing agent for the treatment of HCV infections. Cubist has evaluated whether the Illumigen acquisition meets the criteria of a business as outlined in Emerging Issues Task Force, or EITF, 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," and has concluded that the entity did not qualify as a business. Accordingly, we accounted for this transaction as an acquisition of assets. The total costs associated with the acquisition were $16.4 million and include the closing cash consideration paid to Illumigen shareholders, the option agreement payment of $4.7 million made in October 2007, transaction costs of $0.8 million, and $0.7 million of costs paid by Cubist during the option period related to an IND enabling study of IB657 and Illumigen's operating costs during the option period. The total consideration was allocated to net tangible assets acquired of $1.3 million, consisting primarily of cash, IPR&D of $14.4 million and research and development expense of $0.7 million. The IPR&D represents the value assigned to the IB657 compound, and is included in research and development expense for the year ended December 31, 2007. We expect to file an IND for IB657 in the second half of 2008. Cubist will make additional payments to the former Illumigen shareholders of up to $75.5 million if certain development and regulatory milestones are achieved during the development of IB657 as a therapy for HCV. In addition, if Cubist develops an Illumigen product for the treatment of viral infections other than HCV, additional development and regulatory milestone payments of up to

$117.0 million would apply. If Illumigen product(s) are commercialized, sales milestones of up to $140.0 million, as well as tiered royalties, would apply.

        In March 2007, we entered into a license agreement with Merck for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., or Banyu. In exchange for the development and commercialization rights in Japan, Merck paid us $6.0 million cash upfront. This $6.0 million was recorded as deferred revenue, and will be recognized as revenue over the estimated performance period of the agreement. We may receive up to an additional $39.5 million in total milestone payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials of CUBICIN from us in exchange for a transfer price.

        In July 2007, Kuhnil Pharmaceutical Corp., or Kuhnil, our CUBICIN marketing partner for South Korea, and TTY BioPharm Company, Ltd., our CUBICIN marketing partner for Taiwan, received approvals for S. aureus bacteremia, including RIE, in both South Korea and Taiwan, respectively. The approval in South Korea includes both cSSSI and S. aureus bacteremia, including RIE. CUBICIN was previously approved in Taiwan for cSSSI caused by Gram-positive bacteria. In September 2007, Oryx Pharmaceuticals, Inc., our CUBICIN marketing partner in Canada, received approval for cSSSI and S. aureus bacteremia. Oryx formally launched CUBICIN in Canada in January 2008.

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

        We have focused our pipeline building efforts on opportunities that leverage our anti-infective and acute-care discovery, development, regulatory, and commercialization expertise. Currently, we have multiple anti-infective programs approaching the IND filing stage preparatory to clinical trials.

        Since our inception, we have incurred net losses in every fiscal period until the third quarter of 2006 principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of December 31, 2007, we had an accumulated deficit of $436.0 million.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenues

        The following table sets forth revenues for the years ended December 31, 2007 and 2006:

	December 31,
			% Change
	2007	2006
	(in millions)
U.S. product revenues, net	$285.1	$189.5	50%
International product revenues	5.3	0.8	562%
Other revenues	4.2	4.4	-5%

Total revenues, net	$294.6	$194.7	51%

Product Revenues, net

        Net sales of CUBICIN were $290.4 million in 2007 and $190.3 million in 2006. Gross sales of CUBICIN totaled $306.7 million and $199.8 million for the years ended December 31, 2007 and 2006, respectively, and are offset by $16.3 million and $9.5 million of allowances for sales returns, Medicaid and customer rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in product revenues was primarily due to increased U.S. customer volume, as well as a 6.2% price increase in January 2007. International revenues for the years ended December 31, 2007 and 2006 consisted primarily of product sales to Novartis.

        We generally do not allow wholesalers to stock CUBICIN. We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product. Certain wholesalers seek various fees for data supply and administration services. Net product revenues are reduced by any such fees paid to the wholesalers.

Other Revenues

        Other revenues for the year ended December 31, 2007 were $4.2 million as compared to $4.4 million for the year ended December 31, 2006, a decrease of $0.2 million or 5%. Included in other revenues for the year ended December 31, 2007 is revenue related to payments totaling $3.0 million under our license agreement with Novartis. The payments were received as a result of regulatory approvals for an expanded CUBICIN label in the EU. Also included in other revenues for the year ended December 31, 2007 is the amortization of license fees received from AstraZeneca, Merck and TTY. Included in other revenues for the year ended December 31, 2006 is revenue related to payments totaling $4.0 million under our license agreement with Novartis. The payments were received as a result of regulatory and pricing approvals for CUBICIN in Europe. Also included in other revenues for the year ended December 31, 2006 is $0.3 million of Small Business Innovation Research, or SBIR, grant revenue.

Costs and Expenses

        The following table sets forth costs and expenses for the years ended December 31, 2007 and 2006:

	December 31,
			% Change
	2007	2006
	(in millions)
Cost of product revenues	$68.9	$48.8	41%
Research and development	85.2	57.4	48%
Sales and marketing	67.7	56.9	19%
General and administrative	31.5	26.7	18%

Total costs and expenses	$253.3	$189.8	33%

Cost of Product Revenues

        Cost of product revenues were $68.9 million and $48.8 million in the years ended December 31, 2007 and 2006, respectively. Our gross margin for the year ended December 31, 2007, was 76% as compared to 74% for the year ended December 31, 2006. The increase in our gross margin is primarily due to reduced overall pricing from our manufacturing vendors as well as higher volume resulting in lower cost per unit sold. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March of 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these items was $2.5 million for the years ended December 31, 2007 and 2006.

        As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

        Total research and development expense in the year ended December 31, 2007 was $85.2 million as compared to $57.4 million in the year ended December 31, 2006, an increase of $27.8 million or 48%. The increase in research and development expenses was due primarily to (i) the IPR&D charge of $14.4 million and other related expense of $0.7 million related to the acquisition of Illumigen in December 2007; (ii) an increase of $4.5 million in payroll, benefits, travel and other employee related expenses; (iii) an increase of $4.2 million in clinical and non-clinical study costs; (iv) an increase of $2.3 million in collaboration expense; (v) an increase of $0.7 million in professional services expense; (vi) an increase of $0.6 million in research grant expense; (vii) an increase of $0.4 million in information technology expense; and (vii) an increase of $0.4 million in laboratory supplies and equipment expense.

        We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as our HCV and CDAD preclinical compounds and our resistant Gram-positive and Gram-negative programs; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

        Sales and marketing expense in the year ended December 31, 2007 was $67.7 million as compared to $56.9 million in the year ended December 31, 2006, an increase of $10.8 million or 19%. The increase in sales and marketing expense is primarily due to (i) an increase of $5.3 million in payroll, benefits, travel and other employee related expenses; (ii) an increase of $4.7 million in marketing, promotional programs and trade show expense; and (iii) an increase of $0.5 million in information technology expense. Sales and marketing expense are expected to increase in 2008 as we continue our commercialization efforts related to CUBICIN in the U.S. and work towards achieving our goal of increasing the number of CBMs in the U.S. from 135 to 164 by April 1, 2008.

General and Administrative Expense

        General and administrative expense in the year ended December 31, 2007, was $31.5 million as compared to $26.7 million in the year ended December 31, 2006, an increase of $4.7 million or 18%. This increase is primarily due to (i) an increase of $1.9 million in payroll, benefits and other employee related expenses; and (ii) an increase of $3.0 million in professional services.

Other Income (Expense), net

        The following table sets forth other income (expense); net for the years ended December 31, 2007 and 2006:

	December 31,
			% Change
	2007	2006
	(in millions)
Interest income	$18.0	$10.6	70%
Interest expense	(9.4)	(15.9)	-41%
Other income	—	—	-267%

Total other income (expense), net	$8.6	$(5.3)	-262%

Interest Income and Expense

        Interest income in the year ended December 31, 2007 was $18.0 million as compared to $10.6 million in the year ended December 31, 2006, an increase of $7.4 million or 70%. The increase in interest income is due primarily to a higher average cash balance during 2007 as compared to 2006 as well as higher rates of return on our investments. The higher average cash balance is due to increased cash from operations as well as the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.

        Interest expense in the year ended December 31, 2007 was $9.4 million as compared to $15.9 million in the year ended December 31, 2006, a decrease $6.5 million or 41%. The decrease in interest expense is primarily due to the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes due in November 2008 on June 28, 2006. We used a portion of the proceeds from the June 2006 $350.0 million 2.25% convertible subordinated notes offering to repay the principal and outstanding interest of the $165.0 million aggregate principal amount of 5.5% convertible subordinated notes. This early prepayment in 2006 resulted in one time charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

Provision for Income Taxes

        Cubist's effective tax rate for the years ended December 31, 2007 and 2006 were 3.7% and 0%, respectively. The effective tax rate for the year ended December 31, 2007 relates to federal alternative minimum tax expense and state tax expense. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of our deferred tax assets have a full valuation allowance recorded against them. We continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should we determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

Years Ended December 31, 2006 and 2005

Revenues

        The following table sets forth revenues for the year ended December 31, 2006 and 2005:

	December 31,
			% Change
	2006	2005
	(in millions)
U.S. product revenues, net	$189.5	$113.4	67%
International product revenues	0.8	0.1	910%
Other revenues	4.4	7.1	-38%

Total revenues, net	$194.7	$120.6	61%

Product Revenues, net

        Net sales of CUBICIN were $190.3 million and $113.5 million in 2006 and 2005, respectively. Gross sales of CUBICIN totaled $199.8 million and $118.6 million for the years ended December 31, 2006 and 2005, respectively, and are offset by $9.5 million and $5.1 million of allowances for sales returns, Medicaid and customer rebates, chargebacks, prompt-pay discounts and wholesaler management fees. The increase in revenues was primarily due to increased customer volume. Also impacting net product revenues was a 6.6% price increase in October 2005 and an additional 6.5% price increase in May 2006. Included in net product revenues for the year ended December 31, 2006 is $0.8 million of international sales.

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

Other Revenues

        Other revenues for the year ended December 31, 2006 were $4.4 million as compared to $7.1 million for the year ended December 31, 2005, a decrease of $2.7 million or 38%. The decrease in other revenues is primarily due to a decrease in revenue related to our 2003 license agreement with Novartis. Other revenues under this agreement totaled $4.0 million for the year ended December 31, 2006 compared to $6.5 million for the year ended December 31, 2005. Other revenues under this agreement recognized in the year ended December 31, 2006 consisted of payments received as a result of regulatory and pricing approvals for CUBICIN in Europe which were recognized as revenue upon their receipt. Other revenues under this agreement recognized in the year ended December 31, 2005 consisted of the recognition of $4.3 million of previously deferred upfront payments and $2.2 million of development revenue. The upfront payments totaled $11.3 million, and included a $3.3 million premium paid upon purchasing our common stock. This $11.3 million was recorded as deferred revenue and was amortized to license fee revenues over the estimated development period of the agreement of two years which was completed in September 2005. Also included in other revenues for the year ended December 31, 2006 and 2005 are Small Business Innovation Research, or SBIR, grant revenue of $0.3 million and $0.4 million, respectively.

Costs and Expenses

        The following table sets forth costs and expenses for the years ended December 31, 2006 and 2005:

	December 31,
			% Change
	2006	2005
	(in millions)
Cost of product revenues	$48.8	$32.7	49%
Research and development	57.4	51.7	11%
Sales and marketing	56.9	42.3	34%
General and administrative	26.7	19.3	38%

Total costs and expenses	$189.8	$146.0	30%

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

Research and Development Expense

        Total research and development expense in the year ended December 31, 2006 was $57.4 million as compared to $51.7 million in the year ended December 31, 2005, an increase of $5.7 million or 11%. The increase in research and development expenses was due primarily to (i) an increase of $9.4 million in payroll, benefits, travel and other employee related expenses due to increased headcount as well as non-cash stock-based compensation charges associated with the implementation of FAS 123(R); (ii) an increase of $2.1 million in collaborations expense due primarily to costs associated with our Ilypsa collaboration which we entered into in the second quarter of 2006; (iii) an increase of $1.2 million in process development costs associated with the development of our lipopeptide program; (iv) an increase of $0.9 million in research grants; (v) an increase of $1.3 million in lab supplies, equipment, and services; (vi) an increase of $0.7 million in non-clinical studies; and (vii) an increase of $0.7 million in publications expense. These increases were offset by (i) a decrease of $6.2 million in clinical study costs due primarily to our decision to discontinue investment in our HepeX-B program as well as the completion of our clinical trial of CUBICIN in the treatment of bacteremia with known or suspected endocarditis caused by S. aureus; (ii) a $1.6 million decrease in medical education expense; and (iii) a $0.7 million decrease in process development costs related to HepeX-B. Additionally, $1.6 million of manufacturing development costs associated with our license agreement with Novartis, and $0.8 million of costs related to the establishment of a second API manufacturer and a second fill-finish manufacturer for our CUBICIN product were incurred in 2005 and were not repeated in 2006.

Sales and Marketing Expense

        Sales and marketing expense in the year ended December 31, 2006 was $56.9 million as compared to $42.3 million in the year ended December 31, 2005, an increase of $14.5 million or 34%. The increase in sales and marketing expense is primarily due to an increase of $12.4 million in payroll, benefits, travel and other employee related expenses due to our sales force expansion in the first quarter of 2006 and the non-cash stock-based compensation charges associated with the implementation of FAS 123(R). Also included in sales and marketing expense is an increase of $2.8 million in promotional programs.

General and Administrative Expense

        General and administrative expense in the year ended December 31, 2006 was $26.7 million as compared to $19.3 million in the year ended December 31, 2005, an increase of $7.4 million or 38%. This increase is primarily due to (i) an increase of $4.7 million in payroll, benefits and other employee related expenses due to headcount growth and the non-cash stock-based compensation charges associated with the implementation of FAS 123(R); (ii) an increase of $1.6 million in professional services; and (iii) an increase of $0.9 million in rent expense due to additional space we have leased at 55 Hayden Avenue in Lexington, MA.

Other Expense, net

        The following table sets forth other expense, net for the years ended December 31, 2006 and 2005:

	December 31,
			% Change
	2006	2005
	(in millions)
Interest income	$10.6	$3.3	222%
Interest expense	(15.9)	(9.8)	62%
Other income	—	0.1	-90%

Total other expense, net	$(5.3)	$(6.4)	(18)%

Interest Income and Expense

        Interest income in the year ended December 31, 2006 was $10.6 million as compared to $3.3 million in the year ended December 31, 2005, an increase of $7.3 million or 222%. The increase in interest income was due to a higher average cash balance from June to December 2006 compared to the same period in 2005 as well as higher rates of return on our investments. The higher average cash balance is due to the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of 2.25% convertible subordinated notes offering on June 6, 2006, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty.

        Interest expense in the year ended December 31, 2006 was $15.9 million as compared to $9.8 million in the year ended December 31, 2005, an increase of $6.1 million or 62%. The increase in interest expense is primarily due to the early repayment of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes due in November 2008 on June 28, 2006. The early repayment of the $165.0 million aggregate principal amount of 5.5% convertible subordinated notes resulted in charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

Other Income

        Other income in the year ended December 31, 2006 was $0 as compared to $0.1 million in the year ended December 31, 2005. Other income for the year ended December 31, 2005 primarily consisted of a gain of $0.1 million due to the merger of Syrrx, Incorporated, or Syrrx, and Takeda Pharmaceutical Company Limited, which resulted in the return of our original investment in Syrrx.

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

  •
  equity and debt financings; and

  •
  interest earned on invested capital.

        Net cash provided by operating activities was $100.8 million in 2007, compared to net cash provided by operating activities of $30.7 million in 2006 and to net cash used in operating activities of $30.6 million in 2005. Net cash provided by operating activities in 2007 includes our net income for the year of $48.1 million increased by non-cash charges of $37.8 million that primarily consists of $14.4 million of acquired IPR&D, $10.6 million of stock-based compensation expenses, $9.7 million of depreciation and amortization expense, $1.6 million of amortization of debt issuance costs and $2.1 million in expense associated with our 401(k) company match that is made in the form of common stock shares. Uses of cash consisted of an increase of $8.0 million in accounts receivable due to increased sales of CUBICIN, and an increase of $2.8 million (net of non-cash amortization expense related to manufacturing assets from our previous API supplier DSM Capua, S.p.A., or DSM) in inventory primarily due to increased purchases from our manufacturing vendors as we build a sufficient supply of CUBICIN to meet projected sales requirements. These uses of cash were offset by a $20.4 million increase in accounts payable and accrued liabilities due primarily to increased royalties paid to Eli Lilly related to increased sales of CUBICIN and a $6.0 million increase in deferred revenue, primarily due to the receipt of a $6.0 million upfront payment from Merck.

        Net cash provided by investing activities in 2007 was $226.2 million, compared to $227.8 million used in investing activities in 2006 and $32.9 million provided by investing activities in 2005. Cash provided by investing activities in 2007 represents cash inflows from the maturity of securities, offset by purchases of securities, as well as cash outflows for purchases of property and equipment and for the acquisition of Illumigen, net of cash acquired. Purchases of property and equipment during the year ended December 31, 2007, were $5.1 million compared to $7.4 million and $2.1 million in the years ended December 31, 2006 and 2005, respectively. Property and equipment additions in 2007 consisted primarily of expenses related to building out additional lease space at 45 and 55 Hayden Avenue, lab equipment and computer software. Property and equipment additions in 2006 consisted primarily of lab equipment, expenditures related to building out additional leased space at 55 Hayden Avenue, as well as various IT upgrades. Property and equipment additions in 2005 consisted primarily of computer hardware and software and lab equipment. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments. We anticipate that our capital expenditures for 2008 will increase to approximately $24.0 million, primarily driven by the construction of approximately 30,000 square feet of laboratory space at our main building in 65 Hayden Avenue, as well expenses related to building out additional leased space at 55 and 45 Hayden Avenue.

        Net cash of $11.8 million was provided by financing activities in the year ended December 31, 2007, as compared to $184.0 million and $6.2 million provided by financing activities in the years ended December 31, 2006 and 2005, respectively. Proceeds from financing activities in 2007 consisted primarily of $12.1 million from employees' exercise of stock options and purchases of common stock through our employee stock purchase plan.

        Auctions for $58.1 million of our investments in auction rate securities have failed repeatedly since August 2007. These auction rate notes consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. These monthly auctions historically have provided a liquid market for these securities. Consistent with our investment policy guidelines, the auction rate securities held by us all had AAA credit ratings at the time of purchase. As a result of the auction failures, we have recorded temporary unrealized losses of $14.7 million in other comprehensive income as a reduction in shareholders' equity. All of the auction rate securities that failed are still AAA rated and none are backed by sub-prime mortgages. The failure resulted in the interest rate on these investments resetting at the default coupon rate per the terms of the certificate. Historically, given the liquidity created by the auctions, auction rate securities were presented as current assets under marketable securities on our balance sheet. Given the failed auctions, while we now earn a premium interest rate on the investments, the investments are not liquid. In the event that we need to access these funds, we will not be able to do so until a future auction on these investments is successful or until they reach their underlying maturity. Accordingly, the entire amount of these auction rate securities, net of unrealized losses of $14.7 million, has been classified from current to non-current assets on our balance sheet. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate notes we hold have since declined but there have been no sales at these lower bids. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, the Company may be required to adjust the carrying value of these investments through an other-than- temporary impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

        In June 2006, we completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (less financing costs of $10.9 million). The notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share. Interest is payable on each June 15 and December 15, beginning December 15, 2006. In January 2008, we repurchased $50.0 million of the original principal amount of the 2.25% notes (see Note S.).

        In March 2005, we announced that we had entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN. In exchange for this reduction, we issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 in March 2005. Our global royalty rate obligation payable to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005. In July 2003, we entered into an amendment to the license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN.

        In October 2001, we completed the private placement of $165.0 million aggregate principal amount of 5 1/2% convertible subordinated notes (less financing costs of $5.3 million). The notes were convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest was payable on each November 1 and May 1, beginning May 1, 2002. Cubist paid $9.1 million in interest on these notes during 2005 and 2004. We used a portion of the proceeds from the June 2006 $350.0 million 2.25% convertible subordinated notes offering to repay the principal and outstanding interest of our $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, plus a prepayment penalty. This repayment resulted in charges of $5.7 million related to the prepayment penalty and the write-off of debt issuance costs associated with the debt.

        From time to time, our board of directors may consider authorizing Cubist to repurchase shares of our common stock or our outstanding convertible subordinated notes in privately negotiated transactions, or publicly announced programs. If and when our board of directors should determine to authorize any such action, it would be on terms and under market conditions the board determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at December 31, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or less	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$350.0	$350.0
Interest on subordinated convertible notes	7.9	15.7	15.7	3.9	43.2
Operating leases, net of sublease income	2.7	6.9	7.1	13.0	29.7
Inventory purchase obligations	17.7	21.6	23.3	28.1	90.7
Capital purchase obligations	3.0				3.0
Royalty payments due	23.7	—	—	—	23.7
Other purchase obligations	5.6				5.6

Total contractual cash obligations	$60.6	$44.2	$46.1	$395.0	$545.9

        The subordinated convertible notes consist of $350.0 million aggregate principal amount of our 2.25% convertible subordinated notes, due in June 2013. These notes require semi-annual interest payments through maturity. In January 2008, we repurchased $50.0 million of the original principal amount of the 2.25% notes (see Note S.).

        Our operating leases consist of approximately 121,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts, pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

        The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The capital purchase obligations listed above represent capital purchase commitments related to building out additional leased space at 55 and 45 Hayden

Avenue. The royalty payments listed above represent amounts owed to Eli Lilly on sales of CUBICIN product. The other purchase obligations listed above represent payments related to the development of IB657.

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

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition;

  •
  Inventories;

  •
  Accrued clinical research costs;

  •
  Investments;

  •
  Long-lived assets;

  •
  Income taxes; and

  •
  Stock-based compensation.

I. Revenue recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of CUBICIN and license fees and milestone payments that are derived from collaborative agreements with other biopharmaceutical companies and distribution agreements. We have followed the following principles in recognizing revenue:

Product Revenues, net

        We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees and rebates in the same period the related sales are recorded.

        Since the launch of CUBICIN in November 2003, we generally have not allowed wholesalers to stock CUBICIN. Instead, we instituted a drop-ship program that we have continued to maintain. Under our drop-ship program, orders are processed through wholesalers, but shipments are sent directly to our end-users, who are generally hospitals and acute care settings. This results in sales trends closely tracking actual hospital and acute care settings purchases of our product, and also prevents unusual purchasing patterns since it closely tracks end-user demand.

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

        We analyze our estimates and assumptions for chargebacks and Medicaid rebate reserves quarterly. Our Medicaid and chargeback reserves have two components: (i) an estimate of outstanding claims for known end-user rebate eligible sales that have occurred, but for which related claim submissions have not been received; and (ii) an estimate of chargebacks and Medicaid rebates based on an analysis of customer sales mix data to determine which sales may flow through to a rebate or chargeback eligible customer. Because the second component is calculated based on the amount of inventory in the distribution channel, if any, our assessment of distribution channel inventory levels impacts our estimated reserve requirements. We accrue for the expected liability at the time we record the sale, however, the time lag between sale and payment of rebate can be lengthy. Due to the time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods.

        Reserves for Medicaid rebate programs are included in accrued liabilities and were $601,000 and $652,000 at December 31, 2007 and 2006, respectively. Reserves for returns, discounts, chargebacks, wholesaler management fees and customer rebates are offset against accounts receivable and were $3.9 million and $2.8 million at December 31, 2007 and 2006, respectively. In the year ended December 31, 2007, 2006 and 2005, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $16.3 million, $9.5 million and $5.1 million, respectively.

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

Multiple Element Arrangements

        We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." We recognize up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. Our assessment of our obligations and related performance periods require significant management judgement.

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

II.    Inventories

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. Included in the cost of inventories are employee stock-based compensation costs capitalized under SFAS 123(R). On a quarterly basis, we analyze our inventory levels, and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications through a charge to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable, therefore, any such inventory would be sold at zero cost. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III.  Accrued clinical research costs

        We utilize external entities such as contract research organizations, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our Consolidated Balance Sheets and within research and development expense in our Consolidated Statements of Operations. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies to the extent possible through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $5.6 million, $2.6 million and $8.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of the study, the required level of patient enrollment, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those with a significant number of sites, require a large number of patients, have complex patient screening requirements and that span multiple years. If we receive incomplete or inaccurate information from our third-party service providers, we may under or over estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known.

IV.    Investments

        It is our intent to hold all investments to their effective maturity in accordance with our investment policy. However, if the circumstances regarding an investment were to change, such as a change in an investment's external credit rating, we would consider a sale of the related security to minimize any losses. The appropriateness of all investment classifications is reviewed at each reporting date. The amount of the unrealized loss on the auction rate notes is determined through a valuation analysis which includes an assessment of the risk related to the underlying corporate bond portfolio as well as the actual sales activity of these auction rate notes at current available market bids.

        Included in our investments are auction rate notes, which consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. While the underlying securities of auction rate securities may have contractual maturities of more than ten years, the interest rates on such securities reset at intervals of 7, 28 or 35 days. Historically, auction rate securities have been priced and traded as short-term investments because of this reset feature and have been considered short-term available-for-sale investments. Given the repeated failure of auctions for $58.1 million of our investments in auction rate securities, we do not consider these investments to be liquid and classified them as long-term investments as of December 31, 2007. As a result of the auction failures, we have recorded temporary unrealized losses of $14.7 million in other comprehensive income as a reduction in shareholders' equity. The amount of the unrealized loss on the auction rate notes is determined through a valuation analysis which is based on bids from the broker who is the market maker for these instruments, corroborated through an analysis of the underlying instruments. We consider this loss to be temporary in nature. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate notes we hold have since declined. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, we may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge. Investment classification detail can be found in Note E., "Investments" in the Notes to the Consolidated Financial Statements.

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

        As of December 31, 2007, there were approximately $22.7 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from 5 years to 16 years.

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

VI.   Income Taxes

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carry forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that we determine that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. Through December 31, 2007, we believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, have recorded a valuation allowance against all deferred tax assets. We continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should we determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

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

        Our expected stock-price volatility assumption is based on both current and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. We determine the expected life assumption based on the exercise behavior and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. We estimate forfeitures based on our historical experience of share-based pre-vesting cancellations. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. During the years ended December 31, 2007 and 2006 we incurred $10.5 million and $10.6 million of compensation cost under SFAS 123(R), respectively.

Recent Accounting Pronouncements

        In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of FASB Statement No. 157, "Fair Value Measurements," or SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The delay is intended to provide the Board additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 was issued on September 15, 2006, and as issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application was encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS 141(R), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. The Statement also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial condition.

        In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," or EITF 07-03. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the effect that the adoption of EITF 07-03 will have on its results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial condition.

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109", or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial statements. See Note P., "Income Taxes," for additional information.

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

        We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. Included in our investments are auction rate notes, which consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. These auctions historically have provided a liquid market for these securities. In August 2007, auctions for $58.1 million of our investments in auction rate securities failed and have failed repeatedly since then. As a result of the auction failures, we have recorded unrealized losses of $14.7 million in other comprehensive income as a reduction in shareholders' equity. All of the auction rate securities that failed are still AAA rated and none are backed by sub-prime mortgages. The failure resulted in the interest rate on these investments resetting at the default coupon rate per the terms of the certificate. Given the failed auctions, while we now earn a premium interest rate on the investments, the investments are not liquid. In the event that we need to access these funds, we will not be able to do so until a future auction on these investments is successful. The credit and capital markets have continued

to deteriorate in 2008 and the bids on the auction rate notes the Company holds have since declined. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, the Company may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

        As of December 31, 2007, the fair market value of our 2.25% convertible subordinated notes due in 2013 amounted to $331.0 million. The estimated fair value of long-term debt was determined using quoted market rates. The interest rates on the 2.25% convertible subordinated notes and capital lease obligation are fixed and are therefore not subject to interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts February 29, 2008

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$354,785	$15,979
Short-term investments	—	278,012
Accounts receivable, net	29,075	21,070
Inventory	18,733	18,111
Prepaid expenses and other current assets	6,686	5,195

Total current assets	409,279	338,367
Property and equipment, net	50,150	49,584
Intangible assets, net	22,698	25,639
Long-term investments, net	43,399	15,178
Other assets	8,989	10,267

Total assets	$534,515	$439,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,564	$3,602
Accrued liabilities	58,735	31,038
Short-term deferred revenue	1,484	—
Current portion of capital lease obligations	—	245

Total current liabilities	66,783	34,885
Long-term deferred revenue, net of current portion	16,332	11,800
Other long-term liabilities	2,698	1,760
Long-term debt	350,000	350,000

Total liabilities	435,813	398,445
Commitments and contingencies (Notes C, D, M, N and P)
Stockholders' equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 56,142,105 and 55,001,058 shares issued and outstanding as of December 31, 2007 and 2006, respectively	56	55
Additional paid-in capital	549,391	524,726
Accumulated other comprehensive loss	(14,701)	—
Accumulated deficit	(436,044)	(484,191)

Total stockholders' equity	98,702	40,590

Total liabilities and stockholders' equity	$534,515	$439,035

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands except share and per share amounts)
Revenues:
U.S. product revenues, net	$285,059	$189,512	$113,434
International product revenues	5,347	808	80
Other revenues	4,214	4,428	7,131

Total revenues, net	294,620	194,748	120,645
Costs and expenses:
Cost of product revenues	68,860	48,803	32,739
Research and development	85,175	57,405	51,673
Sales and marketing	67,662	56,879	42,331
General and administrative	31,485	26,745	19,335

Total costs and expenses	253,182	189,832	146,078

Operating income (loss)	41,438	4,916	(25,433)
Other income (expense):
Interest income	18,036	10,589	3,292
Interest expense	(9,427)	(15,893)	(9,836)
Other income (expense)	(20)	12	125

Total other income (expense), net	8,589	(5,292)	(6,419)

Income (loss) before income taxes	50,027	(376)	(31,852)
Provision for income taxes	1,880	—	—

Net income (loss)	$48,147	$(376)	$(31,852)

Basic net income (loss) per common share	$0.87	$(0.01)	$(0.60)
Diluted net income (loss) per common share	$0.83	$(0.01)	$(0.60)
Shares used in calculating:
Basic net income (loss) per common share	55,591,775	54,490,376	53,053,307
Diluted net income (loss) per common share	68,822,996	54,490,376	53,053,307

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$48,147	$(376)	$(31,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Depreciation and amortization	9,669	9,194	7,835
Amortization and write-off of debt issuance costs	1,551	3,123	760
Amortization of premium or discount on investments	(558)	(144)	251
Stock-based compensation	10,605	11,105	438
Charge for company 401(k) common stock match	2,109	1,825	1,394
Other non-cash	(24)	11	13
Acquired IPR&D	14,433	—	—
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(8,005)	(6,369)	(4,847)
Inventory	(2,774)	(1,447)	(8,681)
Prepaid expenses and other current assets	(1,468)	434	(2,003)
Other assets	(271)	273	162
Accounts payable and accrued liabilities	20,401	718	9,639
Deferred revenue	6,016	10,550	(3,700)
Other long-term liabilities	938	1,760	—

Total adjustments	52,622	31,033	1,261

Net cash provided by (used in) operating activities	100,769	30,657	(30,591)

Cash flows from investing activities:
Acquisition of Illumigen, net of cash acquired	(4,350)	—	—
Purchases of property and equipment	(5,133)	(7,391)	(2,052)
Purchases of investments	(3,407,532)	(1,714,151)	(696,142)
Maturities of investments	3,643,180	1,493,704	731,136

Net cash provided by (used in) investing activities	226,165	(227,838)	32,942

Cash flows from financing activities:
Issuance of common stock, net	12,073	10,010	6,357
Proceeds from sale of convertible subordinated debt	—	350,000	—
Costs associated with sale of convertible subordinated debt	—	(10,925)	—
Repayments of long-term debt and capital lease obligations	(245)	(165,078)	(117)

Net cash provided by financing activities	11,828	184,007	6,240

Net increase (decrease) in cash and cash equivalents	338,762	(13,174)	8,591
Effect of changes in foreign exchange rates on cash balances	44	4	(14)
Cash and cash equivalents at beginning of year	15,979	29,149	20,572

Cash and cash equivalents at end of year	$354,785	$15,979	$29,149

Cash paid during the year for:
Interest	$7,875	$8,672	$9,075
Cash paid for income taxes	$1,413	$—	$—
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition obligation payable to former Illumigen shareholders	$10,191	$—	$—
Issuance of common stock to Eli Lilly	$—	$—	$20,000
Capital lease obligations incurred	$—	$245	$—

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders Equity
	(in thousands, except share data)
Balance at December 31, 2004	51,153,827	$51	$472,758	$—	$(451,963)	$20,846
Comprehensive income (loss):
Net loss	—	—	—	—	(31,852)	(31,852)

Total comprehensive income (loss)	—	—	—	—	—	(31,852)

Exercise of stock options	680,860	1	5,650	—	—	5,651
Shares issued in connection with employee stock purchase plan and 401(k) plan	160,724	—	1,737	—	—	1,737
Issuance of common stock related to business agreements	1,876,173	2	20,003	—	—	20,005
Stock-based compensation to employees and consultants	11,997	—	212	—	—	212

Balance at December 31, 2005	53,883,581	54	500,360	—	(483,815)	16,599
Comprehensive income (loss):
Net loss	—	—	—	—	(376)	(376)

Total comprehensive income (loss)	—	—	—	—	—	(376)

Exercise of stock options	892,790	1	8,871	—	—	8,872
Shares issued in connection with employee stock purchase plan and 401(k) plan	207,062	—	3,968	—	—	3,968
Stock-based compensation to employees and consultants	17,625	—	11,527	—	—	11,527

Balance at December 31, 2006	55,001,058	55	524,726	—	(484,191)	40,590
Comprehensive income (loss):
Net income	—	—	—	—	48,147	48,147
Unrealized loss on investments	—	—	—	(14,701)	—	(14,701)

Total comprehensive income	—	—	—	—	—	33,446

Exercise of stock options	965,538	1	10,945	—	—	10,946
Shares issued in connection with employee stock purchase plan and 401(k) plan	172,509	—	3,108	—	—	3,108
Stock-based compensation to employees and consultants	3,000	—	10,612	—	—	10,612

Balance at December 31, 2007	56,142,105	$56	$549,391	$(14,701)	$(436,044)	$98,702

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute-care environment. To date, Cubist has concentrated exclusively on developing products for the anti-infective marketplace. Cubist has one marketed product, CUBICIN (daptomycin for injection), which was launched in the U.S. in November 2003. CUBICIN is approved in the U.S. for the treatment of cSSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates. Since its U.S. launch, CUBICIN also has received similar regulatory approvals in many countries outside the U.S. The Company has focused its pipeline building efforts on opportunities that leverage its anti-infective and acute-care discovery, development, regulatory, and commercialization expertise. Currently, Cubist has multiple anti-infective programs approaching the IND filing stage preparatory to clinical trials. Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of new technological innovations, the ability to market products or services, the Company's dependence on key personnel, the market acceptance of CUBICIN, the Company's dependence on key suppliers, protection of the Company's proprietary technology, the Company's ability to obtain additional financing, and the Company's compliance with governmental and other regulations.

B. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Cubist and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

        The carrying amounts of Cubist's cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. At December 31, 2007, long-term investments had a fair value of $43.4 million and a cost of $58.1 million. At December 31, 2006, long-term investments had a fair value of $15.0 million and a cost of $15.0 million. At December 31, 2006, the carrying amounts of long-term investments approximate their fair value. The fair market value of long-term debt at December 31, 2007, amounted to $331.0 million, and consisted of fixed-rate debt due in 2013. The estimated fair value of long-term debt was determined using quoted market rates.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

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

        Included in our investments are auction rate securities, which consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction While the underlying securities of auction rate securities may have contractual maturities of more than ten years, the interest rates on such securities reset at intervals of 7, 28 or 35 days. Historically, auction rate securities have been priced and traded as short-term investments because of this reset feature and have been considered available-for-sale investments. Given the repeated failure of auctions for $58.1 million of our investments in auction rate securities, we do not consider these investments to be liquid and classified them as long-term investments as of December 31, 2007. As a result of the auction failures, we have recorded temporary unrealized losses of $14.7 million in other comprehensive income as a reduction in shareholders' equity. The amount of the unrealized loss on the auction rate notes was determined through a valuation analysis which is based on bids from the broker who is the market maker for these instruments, corroborated through an analysis of the underlying instruments. The Company considers this loss to be temporary in nature. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate notes the Company holds have since declined.

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term interest-bearing instruments with initial maturities of three months or less at the date of purchase. These instruments are carried at cost, which approximates market value.

Investments

        Investments consisted of certificates of deposit, corporate bonds, government bonds and agencies, investment-grade commercial paper and auction rate securities at December 31, 2007 and 2006. Investments which are considered held-to-maturity are stated at amortized cost plus accrued interest, which approximates market value. Investments which are considered available-for-sale are carried at fair market value plus accrued interest. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. While the underlying securities of auction rate securities may have underlying maturities of more than ten years, the interest rates on such securities reset at intervals of 7, 28 or 35 days. Historically, auction rate securities have been priced and traded as short-term investments because of this rate reset feature and have been considered available-for-sale investments. Given the repeated failure of auctions for $58.1 million of the Company's investments in auction rate securities, these investments are not considered liquid and have been reclassified as of December 31, 2007 as long-term investments. Investment classification detail can be found in Note E., "Investments" in the Notes to the Consolidated Financial Statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Concentration of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents, certificates of deposit and investments consist of commercial paper, corporate bonds, U.S. Government securities, money market funds and auction rate securities all held with financial institutions. Approximately 80% and 87% of the accounts receivable balances represent amounts due from three wholesalers at December 31, 2007 and 2006, respectively.

        Revenues from Cardinal accounted for approximately 32%, 33% and 32% of all revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 30%, 32% and 31% of all revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from McKesson Corporation accounted for approximately 20%, 21% and 21% of all revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        Inventories consisted of the following at December 31:

	2007	2006
	(in thousands)
Raw materials	$9,432	$8,240
Work in process	2,858	3,616
Finished goods	6,443	6,255

	$18,733	$18,111

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment, including leasehold improvements, are recorded at cost and are depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life (Years)
Building	40
Fermentation equipment	15
Lab equipment	5
Furniture and fixtures	5
Computer hardware and software	3

        Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Costs for capital assets not yet placed into service have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating costs and expenses.

Capital Leases

        Assets acquired under capital lease agreements are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Property and equipment subject to capital lease agreements are amortized over the shorter of the life of the lease or the estimated useful life of the asset unless the lease transfers ownership or contains a bargain purchase option, in which case the leased asset is amortized over the estimated useful life of such asset. There are no outstanding capital leases at December 31, 2007.

Intangible Assets

        Cubist's intangible assets consist of acquired intellectual property, processes, patents and technology rights. These assets are amortized on a straight-line basis over their estimated useful life of four to seventeen years. The fair value of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred.

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

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

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for rebate programs are included in accrued liabilities and were $601,000 and $652,000 at December 31, 2007 and 2006, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are offset against accounts receivable and were $3.9 million and $2.8 million at December 31, 2007 and 2006, respectively. In the year ended December 31, 2007, 2006 and 2005, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $16.3 million, $9.5 million and $5.1 million, respectively.

Product Revenues from International Distribution Partners

        Under agreements with international distribution partners, Cubist sells its product to international distribution partners based upon a transfer price arrangement. The transfer price is generally

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

established annually. Once Cubist's distribution partner sells the product to a third party, Cubist is owed an additional payment based on a percentage of the net selling price to the third party, less the transfer price previously paid on such product. Under no circumstances would the subsequent royalty adjustment result in a refund to the distribution. Cubist recognizes revenue related to product shipped to international distribution partners when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the distribution partner, the price is fixed or determinable, collection from the distribution partner is reasonably assured and the Company has no further performance obligations.

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

Research and Development

        All research and development costs, including upfront fees and milestones paid to collaborators, are expensed as incurred if no planned alternative future use exists for the technology. When the Company is reimbursed by a collaborative partner for work it performs it records the costs incurred as research and development expenses and the related reimbursement as other revenues in its Consolidated Statement of Operations. Research and development expenses consist of internal labor, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third party costs for contracted services, manufacturing process improvement and testing costs, and other research and development related costs.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred and are included in sales and marketing expense within the Consolidated Statements of Operations. Advertising costs, which include promotional expenses and trade shows, were approximately $9.6 million, $6.0 million and $6.6 million at December 31, 2007, 2006 and 2005, respectively.

Income Taxes

        Cubist accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is "more likely than not" that some or all of the deferred tax assets will not be realized.

Foreign Currency Translation

        The functional currency of Cubist's U.K. subsidiary is the U.S. dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the U.S. dollar.

Comprehensive Income (Loss)

        For the year ended December 31, 2007, comprehensive income is comprised of net income for the year and unrealized losses recognized on available-for-sale marketable securities. Total comprehensive income for the year ended December 31, 2007 was $33.4 million. For the years ended December 31, 2006 and 2005, total comprehensive income (loss) is comprised of only net loss, as there was no other comprehensive income (loss) for the years ended December 31, 2006 and 2005.

Basic and Diluted Net Income (Loss) Per Common Share

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands, except share and per share amounts):

	December 31,
	2007	2006	2005
Net income (loss) basic	$48,147	$(376)	$(31,852)
Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	7,586	—	—
Debt issuance costs, net of tax	1,494	—	—

Net income (loss) diluted	$57,227	$(376)	$(31,852)

Shares used in calculating basic net income (loss) per common share	55,591,775	54,490,376	53,053,307
Effect of dilutive securities:
Options to purchase shares of common stock	1,856,886	—	—
Notes payable convertible into shares of common stock	11,374,335	—	—

Shares used in calculating diluted net income (loss) per common share	68,822,996	54,490,376	53,053,307

Net income (loss) per share, basic	$0.87	$(0.01)	$(0.60)
Net income (loss) per share, diluted	$0.83	$(0.01)	$(0.60)

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        Potential common shares excluded from the calculation of diluted net income (loss) per share as their inclusion would have been antidilutive, were:

	2007	2006	2005
Options to purchase shares of common stock	3,183,803	7,271,450	6,836,077
Convertible debt and notes payable convertible into shares of common stock	—	11,374,335	3,495,763

Stock Based Compensation

        In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remained outstanding as of January 1, 2006. See Note L. for additional information.

Recent Accounting Pronouncements

        In February 2008, the FASB issued a FASB Staff Position, or FSP, to defer the effective date of FASB Statement No. 157, "Fair Value Measurements, " or SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The delay is intended to provide the Board additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities. SFAS 157 was issued on September 15, 2006, and as issued, was effective for financial statements issues for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application was encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS 141(R), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. The Statement also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial condition.

        In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," or EITF 07-03. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the effect that the adoption of EITF 07-03 will have on its results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

fair value on the face of the balance sheet. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial condition.

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109", or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial statements. See Note P., "Income Taxes," for additional information.

C. BUSINESS AGREEMENTS

Licensing Agreements

        In November 1997, Cubist entered into a license agreement with Eli Lilly that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million, in consideration for a 1% reduction in the royalty rates under the original license agreement. The $8.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the estimated remaining life of the license agreement with Eli Lilly on the date of the transaction. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The $0.5 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million, in consideration for a 2% reduction in the royalty rates under the original license agreement. The $20.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 11 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. The amortization of these intangibles is included in the cost of product revenues.

Commercialization Agreements

        In March 2007, Cubist entered into a license agreement with Merck for the development and commercialization of CUBICIN in Japan, the last country outside the U.S. for which Cubist did not have a partner for the distribution of CUBICIN. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an upfront fee of $6.0 million. This $6.0 million was recorded as deferred revenue and will be recognized over the estimated performance period. Cubist will receive up

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

to $39.5 million in additional payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials from Cubist in exchange for a transfer price.

        In December 2006, Cubist entered into a license agreement with AstraZeneca, for the development and commercialization of CUBICIN in China and certain other countries in Asia, the Middle East and Africa not yet covered by existing CUBICIN international partnering agreements. In exchange for development and commercialization rights, AstraZeneca paid Cubist an up-front fee of $10.3 million. This $10.3 million was recorded as deferred revenue and will be recognized over the estimated performance period. Additionally, Cubist will receive payments upon AstraZeneca reaching regulatory and sales milestones. AstraZeneca will pay Cubist a transfer price for their purchases of CUBICIN. Cubist may receive payments for the achievement of the aforementioned milestones of up to $24.3 million under the agreement.

        In July 2005, Cubist entered into a Distribution Agreement with Kuhnil Pharmaceuticals, Inc., or Kuhnil. Under the agreement, Kuhnil will commercialize CUBICIN in the Republic of Korea, or Korea, CUBICIN on an exclusive basis. In exchange for exclusive rights to commercialize CUBICIN in Korea, Kuhnil paid Cubist an up-front fee of $0.6 million, which was recorded as deferred revenue and will be recognized as revenue over the manufacturing and supply period commencing on first shipment of product in Korea. Kuhnil will pay Cubist a transfer price for their purchases of CUBICIN. Cubist may earn milestones of up to $0.9 million under the agreement.

        In December 2003, Cubist entered into a Distribution Agreement with TTY Biopharm Company Limited, or TTY. Under the agreement, TTY will commercialize CUBICIN in Taiwan on an exclusive basis. In exchange for exclusive rights to commercialize CUBICIN in Taiwan, TTY paid Cubist an up-front fee of $0.5 million, which was recorded as deferred revenue and will be recognized as revenue over the manufacturing and supply period commencing on first shipment of product in Taiwan. In December 2003, Cubist also received $0.2 million from TTY for the achievement of a milestone under this agreement, which was also recorded to deferred revenue and will be recognized over the manufacturing and supply period commencing on first shipment of product in Taiwan. TTY will pay Cubist a transfer price for their purchases of CUBICIN. Cubist may earn additional milestones of up to $0.8 million under the agreement.

        In October 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with a predecessor-in-interest to Novartis for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. Novartis' predecessor paid Cubist an up-front licensing fee of $8.0 million, which was recorded as deferred revenue and was amortized to revenue over the estimated development period of two years, which completed in September 2005. Per the License Agreement, Cubist is entitled to receive from Novartis additional cash payments of up to $32.0 million upon achievement of certain development and sales milestones. Per the Manufacturing and Supply Agreement, Novartis shall pay Cubist a transfer price for CUBICIN and per the License Agreement, Novartis will owe Cubist royalty payments based on Novartis's sales of CUBICIN.

        In October 2003, Cubist also entered into a Stock Purchase Agreement with Novartis' predecessor pursuant to which Novartis' predecessor purchased 529,942 shares of Cubist common stock for $10.0 million, at a 50% premium to the fair value of the Company's common stock. The premium paid

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

was allocated to the License Agreement and was accounted for as part of the up-front payment and amortized over the estimated development period of two years, which completed in September 2005.

D. ACQUISITION OF ILLUMIGEN

        In October 2007, Cubist and Illumigen entered into an agreement under which Cubist purchased an exclusive option to acquire Illumigen. In December 2007, Cubist exercised its option and acquired Illumigen pursuant to a definitive agreement and plan of merger. Per the merger agreement, Cubist agreed to pay $9.0 million, plus Illumigen's closing cash and less Illumigen's closing liability balances, in cash to Illumigen shareholders, and Illumigen became a wholly-owned subsidiary of Cubist. Illumigen's lead compound, IB657, is a protein therapeutic in late-stage pre-clinical development as an interferon-sparing agent for the treatment of HCV infections. The results of operation of Illumigen have been included in the Company's financial statement from the acquisition date. The acquisition was accounted for under the purchase method of accounting.

        Cubist has evaluated whether the Illumigen acquisition meets the criteria of a business as outlined in EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," and has concluded that the entity did not qualify as a business. Accordingly, the Company appropriately accounted for this transaction as an acquisition of assets. The costs associated with the acquisition were $16.4 million and include the closing cash consideration paid to Illumigen shareholders of $10.2 million, the option agreement payment of $4.7 million made in October 2007, transaction costs of $0.8 million and $0.7 million of costs paid by Cubist during the option period related to an IND enabling study of IB657 and Illumigen's operating costs. The total consideration was allocated to net tangible assets acquired of $1.3 million, consisting primarily of cash, and in-process research and development, or IPR&D, of $14.4 million and research and development expense of $0.7 million. The IPR&D represents the value assigned to the IB657 compound. At the date of the acquisition, IB657 had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the full value of the IPR&D of $14.4 million is included in research and development expense for the year ended December 31, 2007. This charge is not deductible for tax purposes.

        IB657 is a protein therapeutic in pre-clinical development for the treatment of HCV infections. If the pre-clinical development goes as planned, Cubist expects that an IND for IB657 will be filed in the second half of 2008. Cubist will make payments to Illumigen's former shareholders during the development of IB657 as a therapy for HCV infections of up to $75.5 million upon achieving certain development and regulatory milestones. If Cubist develops Illumigen products for the treatment of viruses other than HCV, development and regulatory milestone payments of up to $117.0 million could apply. Assuming that HCV or other Illumigen antiviral products are commercialized, additional milestone payments of up to $140.0 million, as well as tiered royalties, could apply.

E. INVESTMENTS

        Investments classified as held-to-maturity are carried in Cubist's Consolidated Balance Sheets at amortized cost plus interest receivable. Investments classified as available-for-sale are carried at fair value plus interest receivable. Interest receivable related to short-term investments $0.7 million at 2006. Interest receivable related to long-term investments was $0.1 million at December 31, 2007 and 2006, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

        Included in long-term investments at December 31, 2007 are auction rate securities. Historically, given the liquidity created by the auctions, auction rate securities have been priced and traded as short-term investments and have been considered short-term available-for-sale investments because of this interest rate reset feature. Given the repeated failure of auctions for $58.1 million of the Company's investments in auction rate securities, these investments are not considered liquid and have been classified as of December 31, 2007 as long-term investments. The cost basis, gross unrealized gains and losses and fair value for these securities as of December 31, 2007 and 2006 are as follows:

	December 31, 2007				December 31, 2006
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$58,100	$—	$(14,701)	$43,399	$256,950	$—	$—	$256,950

Total	$58,100	$—	$(14,701)	$43,399	$256,950	$—	$—	$256,950

        The amount of the unrealized loss on the auction rate notes was determined through a valuation analysis which is based on bids from the broker who is the market maker for these instruments, corroborated through analysis of the underlying instruments. The Company considers this loss to be temporary in nature. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate notes the Company holds have since declined. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, the Company may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge.

        There were no held-to-maturity investments at December 31, 2007. The cost basis, gross unrealized gains and losses and fair value of held-to-maturity securities at December 31, 2006 were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-Term:
Corporate bonds	$13,360	$2	$—	$13,362
Government bonds	7,000	—	(16)	6,984

Total	$20,360	$2	$(16)	$20,346

Long-Term:
Corporate bonds	$—	$—	$—	$—
Government bonds	15,038	—	(32)	15,006

Total	$15,038	$—	$(32)	$15,006

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

        The following is a summary of the cost basis and estimated fair value of investments at December 31, 2007 by contractual maturity:

	Available-for-Sale		Held-to-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
	(in thousands)		(in thousands)
Due within one year	$—	$—	$—	$—
Due after five years through ten years	58,100	43,399	—	—

Total	$58,100	$43,399	$—	$—

        Included in the table above are auction rate securities, which typically reset to current interest rates every 7 to 35 days, but are included in the table above based on the stated maturities of the underlying investments.

F. ACCOUNTS RECEIVABLE

        Cubist's trade receivables in 2007 and 2006 primarily represent amounts due to the Company from wholesalers and distributors of its pharmaceutical product. Cubist performs ongoing credit evaluations of its customers and generally does not require collateral.

G. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31,

	2007	2006
	(in thousands)
Building	$43,385	$43,069
Leasehold improvements	10,042	9,473
Laboratory equipment	15,251	12,988
Furniture and fixtures	1,500	1,482
Computer equipment	11,060	8,812
Construction in progress	1,194	1,474

	82,432	77,298
Less accumulated depreciation and amortization	(32,282)	(27,714)

Property and equipment, net	$50,150	$49,584

        Depreciation and amortization expense was $4.6 million, $4.1 million and $4.0 million in 2007, 2006 and 2005, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. INTANGIBLE ASSETS

        Intangible assets consisted of the following at:

		December 31,
		2007	2006
		(in thousands)
Patents		$2,673	$2,673
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388

		39,061	39,061
Less:	accumulated amortization—patents	(2,128)	(2,063)
	accumulated amortization—manufacturing rights	(1,250)	(833)
	accumulated amortization—acquired technology rights	(7,610)	(5,152)
	accumulated amortization—intellectual property	(5,375)	(5,374)

Intangible assets, net		$22,698	$25,639

        There were no additions to intangible assets during the twelve months ended December 31, 2007 and 2006. Additions to intangible assets during 2005 resulted from $20.0 million of payments made to Eli Lilly, in the form of common stock in exchange for a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN pursuant to the Company's license agreement with Eli Lilly. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million payment is being amortized over approximately thirteen years, which was the estimated remaining life of the license agreement with Eli Lilly on the dates of the transactions. The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

        In November 2005, Cubist announced that it selected ACS as the single source supplier of API for CUBICIN. Cubist provided notice to DSM in accordance with contract agreement terms to terminate its manufacturing and supply agreement with DSM for API. The useful life of the DSM manufacturing rights was adjusted to coincide with the revised termination date of May 2006. As Cubist received no future benefit from the DSM manufacturing rights, their gross asset value and related allowance for amortization expense were eliminated from the manufacturing rights accounts in 2006 with no resulting gain or loss. The remaining balance of these assets was allocated to inventory and was expensed to cost of product revenues as the related inventory lots were sold. The DSM assets have been expensed as of December 31, 2007. The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

        Amortization expense, including amounts relating to the DSM manufacturing rights, was $5.1 million, $4.9 million and $7.0 million in 2007, 2006 and 2005 respectively. The estimated aggregate

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. INTANGIBLE ASSETS (Continued)

amortization of intangible assets as of December 31, 2007, for each of the five succeeding years is as follows:

(in thousands)
2008	$2,941
2009	2,941
2010	2,941
2011	2,524
2012	2,524
2013 and thereafter	8,827

$22,698

I. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at:

	December 31,
	2007	2006
	(in thousands)
Accrued payroll	$1,115	$590
Accrued incentive compensation	4,424	2,353
Accrued bonus	5,645	4,458
Accrued benefit costs	2,056	1,879
Accrued clinical trials	193	494
Accrued interest	350	350
Accrued Illumigen acquisition costs	10,191	—
Accrued manufacturing costs	2,672	1,804
Accrued royalty	23,729	12,905
Other accrued costs	8,360	6,205

Total	$58,735	$31,038

J. ACCRUED CLINICAL TRIAL EXPENSE

        Accrued clinical trial expenses are comprised of amounts owed to third party contract research organizations, or CROs, for research and development work performed on behalf of Cubist. At each period end, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO, and ensures that the balance is appropriately stated based upon work performed to date. The accrued clinical trial expense balance of $193,000 and $494,000 at December 31, 2007 and 2006, respectively, represents the Company's best estimate of amounts owed for clinical trial services performed through those periods based on all information available. Such estimates are subject to change as additional information becomes available.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. STOCKHOLDERS' EQUITY

Stock Issuances

        In March 2005, Cubist announced that it entered into an agreement to purchase from Eli Lilly a 2% reduction in the royalty rate payable to Eli Lilly on net sales of CUBICIN. Cubist issued to Eli Lilly $20.0 million in Cubist common stock with associated registration rights. A total of 1,876,173 shares were issued at a price of $10.66 per share in March 2005. Cubist's global royalty rate obligation to Eli Lilly on CUBICIN sales was reduced by two percentage points upon registration of the common stock on April 22, 2005.

L. EMPLOYEE STOCK BENEFIT PLANS

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

        Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 Equity Incentive Plan, 11,535,764 shares of common stock may be issued to employees, directors, officers or consultants. Options under this plan are generally granted with exercise prices equal to the fair market value on the grant date, vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 2007, there were 4,056,161 shares available for future grant under this plan.

        Under the Cubist Amended and Restated 2002 Directors Equity Incentive Plan, 975,000 shares of common stock may be issued to members of the Board of Directors. Options under this plan are granted at fair market value on the grant date, vest ratably over a one-year or a three-year period and expire ten years from the grant date. At December 31, 2007, there were 501,250 shares available for future grant under this plan.

        Cubist does not currently hold any treasury shares. Upon share option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

        Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the Company. Under this program, participants may purchase Cubist common stock, after a pre-determined six-month period, at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. During 2007, 2006 and 2005 Cubist issued 75,303, 79,558 and 73,224 shares of common stock, respectively, pursuant to this plan. At December 31, 2007 there were 342,739 shares available for future issuance under this plan.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Stock Compensation Expense Prior to the Adoption of SFAS 123(R)

        Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." No significant employee stock-based compensation was reflected in net loss for the year ended December 31, 2005 related to employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma information for the year ended December 31, 2005 was as follows (in thousands, except per share data):

Year Ended December 31, 2005
Net loss, as reported	$(31,852)
Add: Stock-based employee compensation recorded in net loss, as reported	77
Deducted: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,962)

Pro forma net loss	$(44,737)

Loss per share:
Basic and diluted—as reported	$(0.60)

Basic and diluted—pro forma	$(0.84)

Summary of SFAS 123(R) Expense

        The effect of recording stock-based compensation in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(in thousands except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$10,215	$10,214
Employee stock purchase plan	324	409

Total stock-based compensation	$10,539	$10,623

Effect on earnings per share:
Basic	$0.19	$0.19
Diluted	$0.15	$0.19

        The carrying value of inventory in the Consolidated Balance Sheet for the years ended December 31, 2007 and 2006 includes employee stock-based compensation costs of $0.2 million.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Valuation Assumptions

        The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	2007	2006	2005
Stock option plans:
Expected stock price volatility	47%	52%	72%
Risk free interest rate	4.6%	4.7%	3.9%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	4.3 years	4.3 years	5 years
Stock purchase plan:
Expected stock price volatility	30%	30%	—
Risk free interest rate	4.8%	4.8%	—
Expected annual dividend yield per share	0%	0%	—
Expected life of options	6 months	6 months	—

        Cubist's expected stock price volatility assumption is based on both current and historical volatilities of the Company's stock which is obtained from public data sources. The expected stock price volatility is determined based on the instrument's expected term. Since the employee stock purchase plan has a shorter term than the stock option plans, volatility for this plan is estimated over a shorter period. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and the Company's historical exercise patterns. Cubist determines the expected life assumption based on the exercise behavior and post vesting cancellations that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company estimates forfeitures based on its historical experience of share-based pre-vesting cancellations. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. EMPLOYEE STOCK BENEFIT PLANS (Continued)

General Option Information

        A summary of the status of Cubist's stock option plans, as of December 31, 2007 and changes during the year then ended, is presented below:

	2007
	Number	Weighted Average Exercise Price
Balance at January 1	7,276,450	$16.49
Granted	2,012,575	$20.88
Exercised	(965,538)	$11.34
Canceled	(687,076)	$19.22

Balance at December 31	7,636,411	$18.05

Options vested and exercisable as of December 31,	4,395,312	$17.11

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $10.5 million, $11.6 million and $5.2 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2007 was $18.8 million. These options have a weighted average remaining contractual life of 7.1 years.

        As of December 31, 2007, there was $19.6 million of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over the weighted-average period of 1.4 years. The aggregate intrinsic value of options fully vested and exercisable as of December 31, 2007 was $14.9 million. These options have a weighted average remaining contractual life of 6.0 years.

        The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $9.15, $10.40 and $7.20, respectively. The weighted-average grant-date fair value of options vested as of December 31, 2007, 2006 and 2005 was $11.32, $11.61 and $13.13, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.42 —$6.34	98,149	1.1	$3.14	98,149	$3.14
$6.35 —$12.68	2,792,249	6.2	10.27	2,227,265	10.19
$12.69—$19.01	427,495	6.7	14.67	313,226	14.07
$19.02—$25.35	3,553,708	8.8	21.49	991,862	21.73
$25.36—$31.69	226,005	3.0	29.33	226,005	29.33
$31.70—$38.03	513,051	3.9	35.14	513,051	35.14
$50.70—$57.04	1,254	1.3	53.08	1,254	53.08
$57.05—$63.38	24,500	2.3	61.71	24,500	61.71

	7,636,411	7.1	$18.05	4,395,312	$17.11

M. COMMITMENTS AND CONTINGENCIES

Leases

        Cubist leases various facilities and equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

        At December 31, 2007, future minimum lease payments under all non-cancelable leases net of sublease income are as follows (in thousands):

Operating
2008	$2,711
2009	3,338
2010	3,511
2011	3,514
2012	3,631
Thereafter	13,035

Total minimum lease payments	$29,740

        Rental expense for operating leases was $4.1 million, $3.6 million and $2.7 million in the years ended December 31, 2007, 2006 and 2005, respectively. Sublease income, which is recorded as a reduction of rent expense, was $2.6 million, $2.5 million and $2.4 million in the years ended December 31, 2007, 2006 and 2005, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. COMMITMENTS AND CONTINGENCIES (Continued)

Foreign currency

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2007, 2006 and 2005, Cubist entered into limited foreign currency transactions between the U.S. dollar, the European Euro and the British pound.

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

Other

        We have minimum volume purchase commitments with third party contract manufacturers with scheduled payments over the next five years that total $90.7 million at December 31, 2007.

N. DEBT

        Cubist's outstanding debt at December 31, 2007 and 2006 consists of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes due June 2013. Cubist's outstanding debt at December 31, 2005 consisted of $165.0 million aggregate principal amount of 5 1/2% convertible subordinated notes due November 2008.

        In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the "2.25% Notes"). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem the 2.25% Notes at 100% of the principal amount to be redeemed plus accrued and unpaid interest commencing in June 2011 if Cubist's common stock closing price exceeded the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs are amortized ratably over the life of the note. See Note S. for additional information related to the 2.25% Notes.

        In 2001, Cubist completed the private placement of $165.0 million aggregate principal amount of 5.5% convertible subordinated notes (the "5.5% Notes"). The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The 5.5% Notes were convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest was payable on each November 1 and May 1,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. DEBT (Continued)

beginning May 1, 2002. The 5.5% Notes had a maturity date of November 1, 2008. Cubist retained the right to redeem the 5.5% Notes prior to November 2004 if Cubist's common stock closing price exceeded the conversion price for a period of time as defined in the 5.5% Notes agreement. The deferred financing costs associated with the sale of the 5.5% Notes were $5.3 million. In June 2006, Cubist repaid the outstanding principal and accrued interest on the 5.5% Notes, plus a prepayment penalty of $3.9 million that was recorded to interest expense. The remaining unamortized balance of the debt issuance costs, totaling $1.8 million, associated with the 5.5% Notes was written off to interest expense at the time of the repayment.

        At December 31, 2007, future payments of principal and interest on existing debt are due as follows:

  Fiscal year ending December 31,

	Principal	Interest	Total
	(in thousands)
2008	$—	$7,875	$7,875
2009	—	7,875	7,875
2010	—	7,875	7,875
2011	—	7,875	7,875
2012	—	7,875	7,875
2013	350,000	3,938	353,938

Total payments	$350,000	$43,313	$393,313
Less current portion	—

Total long term debt	$350,000

O. EMPLOYEE BENEFITS

401(k) Savings Plan

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches each employee's contribution in Cubist common stock up to 4% of a participant's total compensation. Employer common stock matches have immediate vesting. Cubist issued 97,206, 127,504 and 87,500 shares of common stock in 2007, 2006 and 2005, respectively, pursuant to this plan.

P. INCOME TAXES

Effective Tax Rate

        For each of the years ended December 31, 2007, 2006 and 2005, Cubist's statutory tax rate was 35%, 34% and 34%, respectively. During 2007, the Company revised its estimate concerning the future reversal of temporary differences and concluded that the reversal is likely to occur when the U.S. federal incremental tax rate is 35% versus the 34% used previously. The effective tax rate for the years ended December 31, 2007, 2006 and 2005 was 3.7%, 0% and 0%, respectively. The effective tax rate

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. INCOME TAXES (Continued)

for the year ended December 31, 2007 relates to federal alternative minimum tax expense and state tax expense. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S.

        The effective rate differs from the statutory rate of 35% and 34% due to the following:

	2007	2006	2005
Federal	35.0%	34.0%	34.0%
State	6.4%	-49.8%	6.5%
Federal and state credits	-3.3%	600.9%	8.9%
Valuation allowance	-47.2%	-345.2%	-47.6%
In-process research & development	10.6%	0%	0%
Other	2.2%	-239.9%	-1.8%

Effective tax rate	3.7%	0.0%	0.0%

        Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company's income or loss, or one time activities occurring during the period.

Deferred Taxes and Valuation Allowance

        All of the Company's deferred tax assets have a full valuation allowance recorded against them. Based on management's review of the Company's historical tax position and operational results, realization of Cubist's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109. Management will continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should management determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination. The components of the tax affected net deferred tax assets and the related valuation allowance are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$122,212	$142,309
Research and development costs	23,914	31,012
Tax credit carryforwards	17,754	16,923
Impairment charge	672	738
Deferred revenues	4,208	490
Other, net	4,965	4,960

Total deferred tax assets	173,725	196,432
Valuation allowance	(173,725)	(196,432)

Net deferred tax assets	$—	$—

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. INCOME TAXES (Continued)

        At December 31, 2007, Cubist has gross federal net operating loss carryforwards of approximately $338.5 million, which begin to expire in 2022, and gross state net operating loss carryforwards of $183.2 million, which begin to expire in 2008. State net operating loss carryforwards of $5.3 million and $27.8 million expired in 2007 and 2006, respectively. Of the $173.7 million valuation allowance at December 31, 2007, $7.9 million relates to the tax benefit of the exercise of stock options. This amount will result in an increase in Additional Paid in Capital upon realization of these losses. Cubist also has federal and state credit carryforwards of $13.6 million and $6.5 million respectively, which begin to expire in 2008 and 2011, respectively.

        The Company has excluded the benefit of $7.7 million ($19.7 million pre-tax) of U.S. federal and state net operating loss carryforwards from the deferred tax asset balance at December 31, 2007. This amount represents an "excess tax benefit", as the term is defined in SFAS No. 123(R), which will be recognized as a reduction to the Company's accrued income taxes and an addition to its additional paid-in capital when it is realized in the Company's tax returns.

        As stated in Note D., Cubist acquired Illumigen in December 2007. Illumigen had approximately $17.9 million of gross net operating loss carryforwards available, resulting in a net deferred tax asset of $7.1 million, which, consistent with the Company's other deferred tax assets, is fully offset by a valuation allowance. Due to the timing of the acquisition, the Company has not as yet completed a Section 382 study to assess whether past changes in ownership may limit or restrict the Company's ability to utilize these net operating loss carryforwards. Since a full valuation allowance has been provided against these net operating loss carryforwards, any adjustment to the net operating loss carryforward amount required upon completion of a Section 382 study would be offset by a corresponding reduction to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

        Ownership changes resulting from the issuance of capital stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based on Cubist's value immediately prior to the ownership change. The Company has analyzed its historical changes in ownership and does not believe there are any limitations to the usage of its net operating losses. Subsequent significant changes in ownership could affect the limitation in future years.

FIN 48—Uncertain Tax Positions

        On January 1, 2007, the Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109." There were no adjustments to retained earnings as a result of the implementation of FIN 48. The Company's only adjustment upon adoption of FIN 48 related to a $2.0 million adjustment to research and development tax credit carryforwards, relating to issues that were identified in the context of a recently concluded state tax examination. This adjustment to the credit carryforwards did not impact retained earnings or the statement of operations, as there is a full valuation allowance recorded against the deferred tax asset. The Company is in the process of conducting a study of its research and development credit carryforwards. This study may result in additional changes to the Company's research and development credit carryforwards. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the credit carryforwards upon completion of the R&D Credit study would be offset by a corresponding reduction

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. INCOME TAXES (Continued)

to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations.

        A reconciliation of the Company's changes in uncertain tax positions from January 1, 2007 to December 31, 2007 is as follows (in thousands):

Uncertain tax positions January 1, 2007	$2,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$2,000

        Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. At January 1, 2007 and December 31, 2007 the Company did not have any interest or penalties accrued related to uncertain tax positions.

        In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available.

Q. BUSINESS SEGMENTS

        Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. To date, the Company has concentrated exclusively on developing products for the anti-infective marketplace. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company's revenues are currently generated within the U.S.

R. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal years 2007 and 2006. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2007
Total revenues, net	$59,479	$69,764	$79,796	$85,581
Product revenues, net	$59,435	$69,525	$76,326	$85,120
Cost of product revenues	$16,738	$15,834	$17,153	$19,135
Net income	$5,601	$14,490	$20,023	$8,033	(1)
Basic net income per share	$0.10	$0.26	$0.36	$0.14	(1)
Diluted net income per share	$0.10	$0.24	$0.32	$0.14	(1)
2006
Total revenues, net	$40,055	$47,794	$50,419	$56,480
Product revenues, net	$37,941	$45,681	$50,318	$56,380
Cost of product revenues	$10,132	$11,790	$12,742	$14,139
Net income (loss)	$(5,880)	$(5,073)	$5,184	$5,393
Basic net income (loss) per share	$(0.11)	$(0.09)	$0.09	$0.10
Diluted net income (loss) per share	$(0.11)	$(0.09)	$0.09	$0.09

(1)
In the fourth quarter of 2007, Cubist recorded an IPR&D charge of $14.4 million related to the acquisition of Illumigen (See Note D.).

S. SUBSEQUENT EVENT

        On February 7, 2008, Cubist announced that it repurchased, in privately negotiated transactions, $50.0 million in original principal amount of its 2.25% Notes due June 15, 2013 at an average price of approximately $93.69 per $100 of debt. Following these repurchases, $300.0 million principal amount of the 2.25% Notes remain outstanding. These repurchases will reduce Cubist fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the outstanding principal and accrued interest on the 2.25% Notes of $46.8 million and incurred transaction fees of $0.2 million. Debt issuance costs of $1.2 million were also written off as a non-cash charge to interest expense at the time of the repurchase. The transaction was funded out of the Company's working capital.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        PricewaterhouseCoopers LLP, our independent registered public accounting firm which audited our financial statements for the fiscal year ended December 31, 2007 has issued an attestation report on our internal control over financial reporting, as stated in its report which is included herein.

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information with respect to our executive officers and directors may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. Other information required by Item 10 of Form 10-K may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2008. Such information is incorporated herein by reference.

        Our board of directors adopted a Code of Conduct and Ethics applicable to the board of directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com and in our filings with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2008. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2008. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2008. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 10, 2008. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (A)
  Documents Filed As Part Of Form 10-K:

1. Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Balance Sheets as of December 31, 2007 and 2006

  •
  Statements of Operations for the years ended December 31, 2007, 2006 and 2005

  •
  Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

  •
  Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

  •
  Notes to Financial Statements

2. Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Sales Returns & Allowances, Chargebacks, Prompt Pay Discounts, Wholesaler Fees and Rebates (1)
Year Ended December 31, 2007	$3,418	14,055	(12,989)	$4,484
Year Ended December 31, 2006	$1,554	9,140	(7,276)	$3,418
Year Ended December 31, 2005	$775	4,297	(3,518)	$1,554

(1)
Additions to sales returns and allowances, chargebacks, prompt pay discounts, wholesaler fees and rebates are recorded as a reduction of revenue.

3. List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1, Cubist's Quarterly Report on Form 10-Q, filed on August 6, 2004, File No. 000-21379)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q, filed on August 3, 2007, File No. 000-21379)
3.3	Amended and Restated By-Laws of Cubist, as amended to date (Exhibit 3.1, Current Report on Form 8-K, filed December 26, 2007, File No. 000-21379)
4.1	Specimen certificate for shares of Common Stock (Exhibit 4.1, Annual Report on Form 10-K, filed on March 1, 2006, File No. 000-21379)
4.2	Rights Agreement, dated as of July 21, 1999, between Cubist and BankBoston, N.A., as Rights Agent (Exhibit 4.1, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
4.3	First Amendment, dated as of March 3, 2000, to the Rights Agreement between Cubist and Fleet National Bank (f/k/a BankBoston, N.A.), as Rights Agent, dated as of July 21, 1999 (Exhibit 4.2, Current Report on Form 8-K filed on August, 5, 2005, File No. 000-21379)
4.4	Amendment, dated as of March 20, 2002, to the Rights Agreement between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent, dated as of July 21, 1999 (Exhibit 4.3, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
4.5	Third Amendment, dated as of August 2, 2005, to the Rights Agreement between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent, dated as of July 21, 1999 (Exhibit 4.4, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
4.6	Indenture, dated as of June 6, 2006, between Cubist and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1, Current Report on Form 8-K filed on June 9, 2006, File No. 000-21379)
4.7	Note, dated June 6, 2006 (Exhibit 4.7, Annual Report on Form 10-K filed on March 1, 2007, File No. 000-21379)
**10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.6, Pre-effective Amendment No. 1 to Form S-1 Registration Statement filed on July 31, 1996, File No. 333-6795)
**10.2	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
**10.3	1997 Employee Stock Purchase Plan (Exhibit 10.4, Quarterly Report on Form 10-Q, filed August 12, 1998, File No. 000-21379)
**10.4	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
**10.5	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K, filed March 10, 2000, File No. 000-21379)
†10.6	Development and Supply Agreement, dated April 3, 2000, by and between Cubist and Abbott Laboratories (currently known as Hospira Worldwide, Inc., or Hospira) (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 9, 2006, File No. 000-21379)
†10.7	Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company, or Eli Lilly, and Cubist (Exhibit 10.59, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)

**10.8	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
**10.9	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
**10.10	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K, filed April 2, 2001, File No. 000-21379)
**10.11	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
†10.12	Manufacturing and Supply Agreement, entered into as of September 30, 2001, by and between ACS Dobfar S.p.A., or ACS, and Cubist (Exhibit 10.63, Annual Report on Form 10-K, filed March 29, 2002, File No. 000-21379)
**10.13	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q, filed August 8, 2002, File No. 000-21379)
†10.14	Amendment No. 2, dated as of February 12, 2003, to the Manufacturing and Supply Agreement by and between ACS and Cubist, entered into as of September 30, 2001 (Exhibit 10.67, Annual Report on Form 10-K, filed March 28, 2003, File No. 000-21379)
10.15	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K, filed March 28, 2003, File No. 000-21379)
10.16	Amendment No. 1, dated July 1, 2003, to the Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q, filed August 14, 2003, File No. 000-21379)
†10.17	License Agreement, dated as of October 2, 2003, by and between Cubist, Chiron Healthcare Ireland Ltd. and Chiron Corporation (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 4, 2007, File No. 000-21379)
10.18	Lease, dated January 2004, between the California State Teachers' Retirement System, or CALSTERS, and Cubist regarding 55 Hayden Avenue (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-21379)
†10.19	Amendment #1, dated April 1, 2004, to the License Agreement by and between Cubist, Chiron Healthcare Ireland, Ltd. and Chiron Corporation, dated October 2, 2003 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
†10.20	Processing Services Agreement entered into as of August 11, 2004 by and between Cardinal Health PTS, LLC, or Cardinal, and Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 00021379)
10.21	Amendment No. 2, dated March 31, 2005, to the Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 5, 2005, File No. 000-21379)
**10.22	First Amendment to Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
10.23	First Amendment, dated September 29, 2005, to Lease by and between Cubist and The Realty Associates Fund VI, L.P., or RA, successor-in-interest to CALSTERS, dated January 2004 (Exhibit 10.7, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)

†10.24	Amendment No. 3, dated as of October 20, 2005, to the Manufacturing and Supply Agreement by and between ACS and Cubist, entered into as of September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.25	Second Amendment, entered into as of November 18, 2005, to Lease by and between RA and Cubist, dated January 2004
†10.26	First Amendment, dated as of June 1, 2006, to Development and Supply Agreement by and between Cubist and Hospira, entered into as of April 3, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
*10.27	Amendment No. 4, dated as of September 22, 2006, to the Manufacturing and Supply Agreement by and between ACS and Cubist, entered into as of September 30, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 3, 2006, File No. 000-21379)
*10.28	Amendment No. 2, dated April 18, 2007, to the Processing Services Agreement by and between Cardinal and Cubist, entered into as of August 11, 2004 (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
**10.29	Amended and Restated 1997 Employee Stock Purchase Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 26, 2007, File No. 000-21379)
**10.30	Amended and Restated 2002 Directors' Equity Incentive Plan (Appendix C, Definitive Proxy Statement on Form DEF-14A filed on April 26, 2007, File No. 000-21379)
10.31	Third Amendment, entered into as of June 28, 2007, to Lease by and between RA and Cubist, dated January 2004 (Exhibit 10.4, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
**10.32	Retention Letter, dated October 9, 2007, by and between Cubist and Michael J. Bonney (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 2, 2007, File No. 000-21379)
**10.33	Form of Retention Letter by and between Cubist and Christopher D. T. Guiffre, David W.J. McGirr, and Robert J. Perez (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 2, 2007, File No. 000-21379)
10.34	Fourth Amendment, entered into as of October 25, 2007, to Lease by and between RA and Cubist, dated January 2004
**10.35	Short Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on February 15, 2008, File No. 000-21379)
10.36	Fifth Amendment, entered into as of December 18, 2007, to Lease by and between RA and Cubist, dated January 2004
*10.37	Agreement and Plan of Merger, entered into as of December 24, 2007, by and between Edison Merger Corp., Illumigen Biosciences, Inc., IB Securityholders, LLC and Cubist
14.1	Code of Conduct and Ethics
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 29, 2008
/s/ SYLVIE GRÉGOIRE Sylvie Grégoire	Director	February 29, 2008
/s/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	February 29, 2008
/s/ WALTER R. MAUPAY, JR. Walter R. Maupay, Jr.	Director	February 29, 2008
/s/ MARTIN ROSENBERG Martin Rosenberg	Director	February 29, 2008
/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	February 29, 2008
/s/ MARTIN H. SOETERS Martin H. Soeters	Director	February 29, 2008
/s/ MICHAEL B. WOOD Michael B. Wood	Director	February 29, 2008