Form 10-Q
period 2008-03-31
CUBIST PHARMACEUTICALS INC
filed 2008-05-12
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 5, 2008: 56,386,728.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2008

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$299,517	$354,785
Accounts receivable, net	35,167	29,075
Inventory	16,970	18,733
Prepaid expenses and other current assets	5,186	6,686
Total current assets	356,840	409,279
Property and equipment, net	51,248	50,150
Intangible assets, net	21,963	22,698
Long-term investments	31,627	43,399
Other assets	7,547	8,989
Total assets	$469,225	$534,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,567	$6,564
Accrued liabilities	33,717	58,735
Short-term deferred revenue	1,524	1,484
Total current liabilities	40,808	66,783

Long-term deferred revenue	16,609	16,332
Other long-term liabilities	3,450	2,698
Long-term debt	300,000	350,000
Total liabilities	360,867	435,813
Commitments and contingencies
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 56,241,087 and 56,142,105 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	56	56
Additional paid-in capital	553,593	549,391
Accumulated other comprehensive loss	(26,473)	(14,701)
Accumulated deficit	(418,818)	(436,044)
Total stockholders’ equity	108,358	98,702
Total liabilities and stockholders’ equity	$469,225	$534,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

(in thousands, except share and per share data)

	Three months ended March 31,
	2008	2007
Revenues:
U.S. product revenues, net	$86,058	$57,525
International product revenues	1,804	1,910
Other revenues	423	44
Total revenues	88,285	59,479

Costs and expenses:
Cost of product revenues	20,000	16,738
Research and development	22,364	15,870
Sales and marketing	19,983	14,994
General and administrative	11,433	7,720
Total costs and expenses	73,780	55,322

Operating income	14,505	4,157

Other income (expense):
Interest income	3,307	3,973
Interest expense	(3,317)	(2,357)
Other income (expense)	3,337	(6)
Total other income, net	3,327	1,610

Income before income taxes	17,832	5,767

Provision for income taxes	606	166

Net income	$17,226	$5,601

Basic net income per common share	$0.31	$0.10
Diluted net income per common share	$0.26	$0.10

Shares used in calculating:
Basic net income per common share	56,220,709	55,118,813
Diluted net income per common share	68,042,120	56,946,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cubist Pharmaceuticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

(in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$17,226	$5,601
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on write-down of property and equipment	2,323	—
Net gain on repurchase of convertible subordinated debt	(1,979)	—
Depreciation and amortization	2,049	3,868
Amortization of debt issuance costs (excluding write-off relating to debt repurchase)	351	388
Amortization of premium on investments	—	(251)
Charge for 401k company common stock match	485	620
Stock-based compensation	2,560	2,679
Other non-cash	51	6
Changes in assets and liabilities:
Accounts receivable	(6,092)	(2,448)
Inventory	1,968	1,716
Prepaid expenses and other current assets	1,500	884
Other assets	(85)	—
Accounts payable and accrued liabilities	(15,828)	(8,639)
Deferred revenue	317	5,975
Other long-term liabilities	752	44
Total adjustments	(11,628)	4,842
Net cash provided by operating activities	5,598	10,443

Cash flows from investing activities:
Acquisition obligation payable to former Illumigen, Inc. shareholders	(10,191)	—
Purchases of property and equipment	(4,735)	(1,211)
Purchases of investments	—	(1,464,545)
Maturities of investments	—	1,527,549
Net cash provided by (used in) investing activities	(14,926)	61,793

Cash flows from financing activities:
Issuance of common stock	952	2,248
Repurchase of convertible subordinated debt	(46,845)	—
Net cash provided by (used in) financing activities	(45,893)	2,248

Net increase (decrease) in cash and cash equivalents	(55,221)	74,484
Effect of changes in foreign exchange rates on cash balances	(47)	(1)
Cash and cash equivalents, beginning of period	354,785	15,979
Cash and cash equivalents, end of period	$299,517	$90,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2008 and 2007.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2008.

B.            ACCOUNTING POLICIES

Investments

Cubist accounts for investments in accordance with the provisions of Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS No. 115. Investments consist of certificates of deposit, corporate bonds, government bonds and agencies, investment-grade commercial paper and auction rate securities. Investments which are considered held-to-maturity are stated at amortized cost plus accrued interest, which approximates market value. Investments which are considered available-for-sale are carried at fair market value plus accrued interest. Unrealized gains and losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. While the underlying securities of auction rate securities may have underlying maturities of more than ten years, the interest rates on such securities reset at intervals of 7, 28 or 35 days. Historically, auction rate securities have been priced and traded as short-term investments because of such interest rate feature and have been considered available-for-sale investments. The Company currently holds $58.1 million in auction rate securities, which have repeatedly failed in auction since August 2007. Given the failure of these auctions, these investments are not considered liquid and have been classified as long-term investments and the Company has recorded temporary losses of $26.5 million as of March 31, 2008 in other comprehensive income as a reduction of shareholders’ equity. The amount of the unrealized loss on the auction rate securities is based on routinely updated bids to purchase these notes from the dealer who is the market maker for these instruments, corroborated through management’s analysis of the underlying instruments. We consider this loss to be temporary in nature. However, the credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities that Cubist’s holds have fluctuated during the first quarter of 2008. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, Cubist may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge. Investment classification detail can be found in Note C. “Investments” in the Notes to the Condensed Consolidated Financial Statements.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents, certificates of deposit and investments consist of commercial paper, corporate bonds, U.S. Government securities, money market funds and auction rate securities and are all held with financial institutions.

Amounts due from Cardinal Health represent approximately 30% and 28% of the Company’s accounts receivable balances at March 31, 2008 and December 31, 2007, respectively. Amounts due from Amerisource Bergen Drug Corporation represent approximately 30% and 32% of the Company’s accounts receivable balances at March 31, 2008 and December 31, 2007, respectively. Amounts due from McKesson Corporation represent approximately 24% and 20% of the Company’s accounts receivable balances at March 31, 2008 and December 31, 2007, respectively.

Revenues from Cardinal Health accounted for approximately 31% and 32% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 29% and 31% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Revenues from McKesson Corporation accounted for approximately 21% and 20% of total revenues for the three months ended March 31, 2008 and 2007, respectively.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $794,000 and $601,000 at March 31, 2008 and December 31, 2007, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are offset against accounts receivable and were $4.2 million and $3.9 million at March 31, 2008 and December 31, 2007, respectively. In the three months ended March 31, 2008 and 2007, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $6.0 million and $3.4 million, respectively.

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

Basic and Diluted Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	March 31,
	2008	2007

Net income basic	$17,226	$5,601

Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,731	—
Debt issuance costs (excluding write-off relating to debt repurchase), net of tax	339	—
Net gain on debt repurchase, net of tax	(1,914)	—

Net income diluted	$17,382	$5,601

Shares used in calculating basic net income per common share	56,220,709	55,118,813

Effect of dilutive securities:
Options to purchase shares of common stock	1,393,449	1,827,744
Notes payable convertible into shares of common stock	10,427,962	—

Shares used in calculating diluted net income per common share	68,042,120	56,946,557

Net income per share, basic	$0.31	$0.10
Net income per share, diluted	$0.26	$0.10

The number of shares related to the notes payable convertible into shares of common stock used in calculating diluted net income per common share have been adjusted to reflect the repurchase of $50.0 million of the 2.25% convertible subordinated notes in February 2008 (see Note F.).

The following amounts were not included in the calculation of net income per share because their effects were antidilutive:

	March 31,
	2008	2007
Options to purchase shares of common stock	4,269,580	3,243,135
Notes payable convertible into shares of common stock	—	11,374,335

Comprehensive Income

For the three months ended March 31, 2008, comprehensive income is comprised of net income for the period and unrealized losses recognized on available-for-sale marketable securities. For the three months ended March 31, 2008, total comprehensive income equaled $5.4 million. For the three months ended March 31, 2007, total comprehensive income was comprised of the Company’s net income of $5.6 million, as there was no other comprehensive income for the three months ended March 31, 2007.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted or modified after January 1, 2006 and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006 in the Company’s Condensed Consolidated Statement of Operations commencing in the first quarter of 2006. See Note E., “Employee Stock Benefit Plans” for additional information.

Recent Accounting Pronouncements

In April 2008, FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

In March, 2008, FASB reached a decision on FSP APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-a. FSP APB 14-a will apply to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial condition.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. The Statement also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial condition.

In November 2007, the EITF reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01. EITF 07-01 defines collaborative agreements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the effect that the adoption of EITF 07-03 will have on its results of operations and financial condition.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-03. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of EITF 07-03 did not have a material impact on the Company’s results of operations and financial condition.

C.            FAIR VALUE MEASUREMENTS

Cubist adopted the provisions of SFAS 157, “Fair Value Measurements,” or SFAS 157, and SFAS 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115,” or SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, Cubist will defer the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more recurring basis, until January 1, 2009. The partial adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The fair values of the Company’s financial assets carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above:

	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$190,165	$—	$—	$190,165
Auction rate securities	—	—	31,627	31,627
Total assets	$190,165	$—	$31,627	$221,792

Included in Cubist’s long-term investments are $58.1 million of auction rate securities that have repeatedly failed in auctions since August 2007. These auction rate securities consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. These monthly auctions have historically provided a liquid market for these securities. Consistent with the Company’s investment policy guidelines, the auction rate securities all had AAA credit ratings at the time of purchase. Cubist has recorded temporary unrealized losses of $26.5 million in other comprehensive income as a reduction of shareholders’ equity as of March 31, 2008. All of the auction rate securities that failed are still AAA rated and none are backed by sub-prime mortgages. The amount of the unrealized loss on the auction rate securities is based on routinely updated bids to purchase these notes from the dealer who is the market maker for these instruments, corroborated through management’s analysis of the underlying investments. The Company considers this loss to be temporary in nature. The adoption of SFAS 157 had no effect on the valuation of the auction rate securities.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis for which the Company used level three or significant unobservable inputs for the period of January 1, 2008 to March 31, 2008.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3 Inputs) Auction Rate Securities
(in thousands)
Balance at January 1, 2008	$43,399
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive net income	(11,772)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—
Balance at March 31, 2008	$31,627

D.            INVESTMENTS

Investments classified as held-to-maturity are carried in Cubist’s Condensed Consolidated Balance Sheets at amortized cost. Investments classified as available-for-sale are carried at fair value. Included in long-term investments at March 31, 2008 and December 31, 2007 are the Company’s $58.1 million of auction rate securities. These auction rate securities consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate notes. These auction rate securities typically reset to current interest rates every 7 to 35 days.

Historically, given the liquidity created by the monthly auctions, auction rate securities have been priced and traded as short-term investments and have been considered short-term available-for-sale investments because of such interest rate feature. However, the entire $58.1 million of auction rate securities have failed repeatedly in auction since August 2007. Given the repeated failure of these auctions, these investments are not considered liquid and have been classified as long-term investments. The underlying investments of the auction rate securities have stated maturities of five to ten years. The cost basis, gross unrealized gains and losses and fair value for these securities as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized		Carrying	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$58,100	$—	$(26,473)	$31,627	$58,100	$—	$(14,701)	$43,399
Total	$58,100	$—	$(26,473)	$31,627	$58,100	$—	$(14,701)	$43,399

The amount of the unrealized losses recognized since August 2007 on these auction rate securities is based on routinely updated bids to purchase these notes from the dealer who is the market maker for these instruments, corroborated through management’s analysis of the underlying instruments. The Company considers this loss to be temporary in nature. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities that Cubist holds have fluctuated. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, the Company may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge.

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

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, 11,535,764 shares of common stock may be issued to employees, directors, officers or consultants. Options under this plan are granted with exercise prices of no less than the fair market value on the grant date, vest ratably over a four-year period and expire ten years from the grant date. At March 31, 2008, there were 2,869,868 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 975,000 shares of common stock may be issued to members of the Board of Directors. Options under this plan are granted with exercise prices of  no less than the fair market value of our common stock on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At March 31, 2008, there were 501,250 shares available for future grant under this plan.

Summary of Employee Stock Purchase Plan

Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock—at pre-determined six-month intervals—at 85% of the lower of the fair market value at the beginning and end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. At March 31, 2008, there were 309,986 shares available for future grant under this plan.

Summary of  SFAS 123(R) Expense

The effect of recording stock-based compensation in the Condensed Consolidated Statement of Operations for the three-month periods ended March 31, 2008 and 2007 was as follows:

	Three months ended
	March 31,
	2008	2007
	(in thousands except per share data)

Stock-based compensation expense by type of award:
Employee stock options	$2,664	$2,557
Employee stock purchase plan	100	82
Total stock-based compensation	$2,764	$2,639

Effects on earnings per share:
Basic	$0.05	$0.05
Diluted	$0.04	$0.04

The carrying value of inventory in the Condensed Consolidated Balance Sheet for the three months ended March 31, 2008 and the year ended December 31, 2007 includes stock-based compensation costs of $0.2 million.

Valuation Assumptions

The fair value of each share-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three months ended
	March 31,
	2008	2007
Stock option plans:
Expected stock price volatility	43%	50%
Risk free interest rate	2.8%	4.7%
Dividend yield	—	—
Expected life	4 years	4 years
Stock purchase plan:
Expected stock price volatility	30%	30%
Risk free interest rate	3.3%	4.7%
Dividend yield	—	—
Expected life	6 months	6 months

Cubist’s expected stock price volatility assumption is based on both current and historical volatilities of the Company’s stock price, which is obtained from public data sources. The expected stock price volatility is determined based on the instrument’s expected term. Since the employee stock purchase plan has a shorter term than the stock option plans, volatility for this plan is estimated over a shorter period. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life assumption represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company estimates forfeitures of share-based awards based on its historical experience of share-based pre-vesting cancellations for terminated employees. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

General Option Information

A summary of option activity for the three months ended March 31, 2008 is as follows:

	2008
	Number	Weighted Average Exercise Price

Outstanding at beginning of period	7,636,411	$18.05
Granted	1,333,908	$18.23
Exercised	(42,591)	$9.16
Canceled	(150,854)	$19.68
Outstanding at end of period	8,776,874	$18.09

Options vested and exercisable as of March 31,	4,667,089	$17.16

Weighted average grant-date fair value of options granted during the period		$7.05

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $445,000 and $1.4 million, respectively. The aggregate intrinsic value of options outstanding as of March 31, 2008 was $25.7 million. These options have a weighted average remaining contractual life of 7.2 years.

As of March 31, 2008, there was $23.6 million of gross unrecognized compensation cost, related to nonvested options granted under the Company’s Equity Incentive Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The aggregate intrinsic value of options vested and exercisable as of March 31, 2008 was $21.8 million. These options have a weighted average remaining contractual life of 5.7 years. The fair value of shares vested during the three months ended March 31, 2008 was approximately $2.9 million.

F.              DEBT

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the “2.25% Notes”). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem the 2.25% Notes at 100% of the principal amount to be redeemed plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs are amortized ratably over the life of the 2.25% Notes.

In February 2008, Cubist repurchased in privately negotiated transactions, $50.0 million in original principal amount of its 2.25% Notes due June 15, 2013 at an average price of approximately $93.69 per $100 of debt. Following these repurchases, $300.0 million principal amount of the 2.25% Notes remain outstanding. These repurchases reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.1 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in a net gain of $2.0 million recorded to other income (expense). The gain is comprised of the $3.3 million difference between the purchase price of the notes and their face value offset by the write-off of debt issuance costs of $1.2 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.1 million. The transaction was funded out of the Company’s working capital.

As of March 31, 2008, the fair market value of the 2.25% Notes amounted to $261.0 million. The estimated fair value of the 2.25% Notes was determined using quoted market rates.

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

H.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2008	2007
	(in thousands)
Accrued payroll	$742	$1,115
Accrued incentive compensation	1,895	4,424
Accrued bonus	1,678	5,645
Accrued benefit costs	2,887	2,056
Accrued clinical trials	304	193
Accrued interest	1,969	350
Accrued Illumigen acquisition costs	—	10,191
Accrued manufacturing costs	2,016	2,672
Accrued royalty	11,518	23,729
Accrued property and equipment	2,032	—
Other accrued costs	8,676	8,360
Total	$33,717	$58,735

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

Inventories consisted of the following at:

	March 31,	December 31,
	2008	2007
	(in thousands)
Raw materials	$7,699	$9,432
Work in process	4,240	2,858
Finished goods	5,031	6,443
	$16,970	$18,733

J.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,	December 31,
	2008	2007
	(in thousands)
Building	$41,372	$43,385
Leasehold improvements	12,301	10,042
Laboratory equipment	15,349	15,251
Furniture and fixtures	1,432	1,500
Computer equipment	11,868	11,060
Construction in progress	1,846	1,194
	84,168	82,432
Less accumulated depreciation and amortization	(32,920)	(32,282)
Property and equipment, net	$51,248	$50,150

Property and equipment additions during the three months ended March 31, 2008 consisted primarily of fixed asset additions related to the construction of approximately 30,000 square feet of additional laboratory space at the Company’s main building at 65 Hayden Avenue as well as expenses related to building out additional leased space at 55 and 45 Hayden Avenue. Additionally, during the three months ended March 31, 2008, Cubist wrote-off $2.3 million of property being demolished at 65 Hayden Avenue, consisting primarily of office space and other furniture and fixtures, in order to accommodate the construction of additional laboratory space.

Depreciation and amortization expense was $1.3 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

K.            INTANGIBLE ASSETS

Intangible assets consisted of the following at:

		March 31,	December 31,
		2008	2007
		(in thousands)
Patents		$2,673	$2,673
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		39,061	39,061
Less:	accumulated amortization – patents	(2,144)	(2,128)
	accumulated amortization – manufacturing rights	(1,354)	(1,250)
	accumulated amortization – acquired technology rights	(8,225)	(7,610)
	accumulated amortization – intellectual property	(5,375)	(5,375)
Intangible assets, net		$21,963	$22,698

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

In November 2005, Cubist announced that it had selected ACS Dobfar SpA, or ACS, as the single source supplier of active pharmaceutical ingredient, or API, for CUBICIN. Cubist terminated its manufacturing and supply agreement with DSM Capua SpA, or DSM, for API effective May 2006. The useful life of the DSM manufacturing rights was adjusted to coincide with the termination date of May 2006. As Cubist received no future benefit from the DSM manufacturing rights, their gross asset value and related allowance for amortization expense were eliminated from the manufacturing rights accounts in 2006 with no resulting gain or loss. The remaining balance of these assets was allocated to inventory and was expensed to cost of product revenues as the related inventory lots were sold. The DSM assets were fully expensed in 2007. The manufacturing rights associated with the ACS agreement are being amortized to inventory over the contractual term of six years and expensed to cost of product revenues as the related inventory lots are sold.

Amortization expense was $0.7 million and $2.8 million for the quarters ended March 31, 2008 and 2007, respectively. Amortization expense for the three months ended March 31, 2007 includes amounts relating to the DSM manufacturing rights. The estimated aggregate amortization of intangible assets as of March 31, 2008 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2008	$2,206
2009	2,941
2010	2,941
2011	2,524
2012	2,524
2013 and thereafter	8,827
$21,963

L.             SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Prior to April 2008, the Company has concentrated exclusively on developing products for the anti-infective marketplace. On April 23, 2008, the Company entered into an exclusive license and collaboration agreement with Dyax Corp., or Dyax, related to the prevention of blood loss during surgery, a non-anti-infective indication (See Note N.). The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company’s revenues are currently generated within the U.S.

M.          INCOME TAXES

The effective tax rates for the three months ended March 31, 2008 and 2007 were 3.3% and 2.9%, respectively. The effective tax rates for the three months ended March 31, 2008 and 2007 relate to federal alternative minimum tax expense and state tax expense. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company’s income or loss, or one time activities occurring during the period. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of the Company’s deferred tax assets have a full valuation allowance recorded against them. Based on management’s review of the Company’s historical tax position and operational results, realization of Cubist’s deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. Management will continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should management determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” There were no adjustments to retained earnings as a result of the implementation of FIN 48. The Company’s only adjustment for uncertain tax positions relates to a $2.0 million adjustment to research and development tax credit carryforwards, relating to issues that were identified in the context of a state tax examination. This adjustment to the credit carryforwards did not impact retained earnings or the statement of operations, as there is a full valuation allowance recorded against the deferred tax asset. The Company is in the process of conducting a study of its research and development carryforwards. This study may result in additional changes to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the credit carryforwards upon completion of the R&D Credit study would be offset by a corresponding reduction to the valuation allowance. As a result, there would be no impact to the Condensed Consolidated Balance Sheet or Statement of Operations.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. At March 31, 2008 and December 31, 2007 the Company did not have any interest or penalties accrued related to uncertain tax positions.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available.

N.            SUBSEQUENT EVENT

On April 23, 2008, Cubist and Dyax entered into a license and collaboration agreement pursuant to which Cubist obtained an exclusive license for the development and commercialization of the intravenous formulation of Dyax’s DX-88 compound for the prevention of blood loss during surgery in North America and Europe. Pursuant to the terms of the agreement, Cubist paid Dyax a $15.0 million upfront payment which will be included in research and development expense for the three and six months ended June 30, 2008. Additionally, Cubist will make an additional $2.5 million milestone payment in 2008 upon the earlier of the successful completion of the ongoing DX-88 on-pump cardiothoracic surgery Phase 2 trial known as Kalahari 1 or December 31, 2008. Cubist may pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. Cubist also is obligated to pay Dyax tiered royalties based on any future sales of DX-88 by Cubist. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. Cubist will be responsible for costs associated with Kalahari 1, as well as all further development costs associated with DX-88 in the licensed indications for the Cubist territory. Dyax retains exclusive rights to DX-88 in all other indications, including its hereditary angioedema program, currently in its second Phase 3 trial, as well as for the manufacturing of DX-88. Except under certain circumstances, Dyax will supply Cubist with DX-88 for development and commercialization. The agreement may be terminated by Cubist without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party.

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

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•                  our expectations regarding publishing clinical trials, development time lines and regulatory authority approval for and oversight of CUBICIN or other drug candidates;

•                  our expectations regarding our collaboration with Dyax including the development and commercial potential of DX-88 for the prevention of blood loss during surgery and the costs and expenses related thereto;

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

•                  the liquidity of securities, particularly auction rate securities, that we hold as investments;

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

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. We have one marketed product, CUBICIN, which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

Cubist’s net product sales of CUBICIN for the three months ended March 31, 2008 were $87.9 million, as compared to $59.4 million in the three months ended March 31, 2007. Net income for the three months ended March 31, 2008 was $17.2 million or $0.31 and $0.26 per basic and diluted share, respectively, as compared to net income of $5.6 million, or $0.10 per basic and diluted share for the three months ended March 31, 2007.

We continue to sell CUBICIN in the U.S. in accordance with our drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end-users. This provides us with greater visibility into end-user ordering and reordering trends. We outsource many of our supply chain activities, including: (i) manufacturing and supplying CUBICIN active pharmaceutical ingredient, or API; (ii) converting CUBICIN API into its finished, vialed and packaged formulation; (iii) managing warehousing and distribution of CUBICIN to our customers; and (iv) performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales.

We have focused our pipeline building efforts on opportunities that leverage our anti-infective and acute-care discovery, development, regulatory, and commercialization expertise. In addition, we currently have multiple anti-infective programs approaching the Investigational New Drug Application, or IND filing stage preparatory to clinical trials. On April 23, 2008, we entered into a license and collaboration agreement with Dyax pursuant to which we obtained an exclusive license for the development and commercialization of the intravenous formulation of Dyax’s DX-88 compound for the prevention of blood loss during surgery in North America and Europe. Pursuant to the terms of the agreement, we paid Dyax a $15.0 million upfront payment which will be included in research and development expense for the three and six months ended June 30, 2008. Additionally, we will make an additional $2.5 million milestone payment in 2008 upon the earlier of the successful completion of the ongoing DX-88 on-pump cardiothoracic surgery Phase 2 trial known as Kalahari 1 or December 31, 2008. We may pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. We are also obligated to pay Dyax tiered royalties based on any future sales of DX-88 by us. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. We will be responsible for costs associated with Kalahari 1, as well as all further development costs associated with DX-88 in the licensed indications for the Cubist territory. Dyax retains exclusive rights to DX-88 in all other indications, including its hereditary angioedema program, currently in its second Phase 3 trial, as well as for the manufacturing of DX-88. Except under certain circumstances, Dyax will supply us with DX-88 for development and commercialization. The agreement may be terminated by us without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party.

Since our inception, we incurred net losses in every fiscal period until the third quarter of 2006, principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of March 31, 2008, we had an accumulated deficit of $418.8 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

The following table sets forth revenues for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007	% Change
	(in millions)
U.S. product revenues, net	$86.1	$57.5	50%
International product revenues	1.8	1.9	-6%
Other revenues	0.4	0.1	861%
Total revenues, net	$88.3	$59.5	48%

Product Revenues, net

Cubist’s net sales of CUBICIN were $87.9 million and $59.4 million in the three months ended March 31, 2008 and 2007, respectively. Gross sales of CUBICIN totaled $93.9 million and $62.8 million for the three months ended March 31, 2008 and 2007, respectively, and are offset by $6.0 million and $3.4 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as an 8.0% price increase in January 2008. International revenues for the three months ended March 31, 2008 and 2007 consisted primarily of product sales to Novartis AG, or Novartis.

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

Other Revenues

Other revenues for the three months ended March 31, 2008 were $0.4 million as compared to $0.1 million for the three months ended March 31, 2007. Included in other revenues for the three months ended March 31, 2008 is revenue related to amortization of license fees received from AstraZeneca AB, Merck & Co. and TTY BioPharm.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007	% Change
	(in millions)
Cost of product revenues	$20.0	$16.7	19%
Research and development	22.4	15.9	41%
Sales and marketing	20.0	15.0	33%
General and administrative	11.4	7.7	48%
Total costs and expenses	$73.8	$55.3	33%

Cost of Product Revenues

Cost of product revenues were $20.0 million and $16.7 million for the three months ended March 31, 2008 and 2007, respectively. Our gross margin for the three months ended March 31, 2008 was 78% as compared to 72% for the three months ended March 31, 2007. The increase in our gross margin is primarily due to the use of a single source, lower-priced supplier of API as well as an 8.0% price increase in January 2008. Included in the cost of product revenue for the three months ended March 31, 2008 is a charge of $0.7 million related to the write-off of three batches of CUBICIN inventory due to our current expectations of such batches’ likelihood to meet quality specifications. Also included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $0.6 million for both of the three month periods ended March 31, 2008 and 2007.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended March 31, 2008 was $22.4 million as compared to $15.9 million in the three months ended March 31, 2007, an increase of $6.5 million, or 41%. The increase in research and development expenses was due primarily to (i) an increase of $0.4 million in payroll, benefits, travel, and other employee related expenses; (ii) an increase of $2.0 million in clinical studies and non-clinical studies; (iii) a charge of $1.8 million in expense related to the write-off of property being demolished at our main building at 65 Hayden Avenue to support the build-out of new laboratory space; (iv) an increase of $1.3 million in lab services; and (v) an increase of $1.1 million in manufacturing process development expenses.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of other products under development, such as DX-88, our Hepatitis C Virus, or HCV, and Clostridium difficile associated diarrhea, or CDAD, preclinical compounds and our resistant Gram-positive and Gram-negative programs; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended March 31, 2008 was $20.0 million as compared to $15.0 million in the three months ended March 31, 2007, an increase of $5.0 million, or 33%. The increase in sales and marketing expense is primarily related to an increase of $3.8 million in payroll, benefits, travel, and other employee related expenses due to the hiring of additional field sales personnel in the first quarter of 2008 and an increase of $0.6 million in medical education expense.

General and Administrative Expense

General and administrative expense in the three months ended March 31, 2008 was $11.4 million as compared to $7.7 million in the three months ended March 31, 2007, an increase of $3.7 million, or 48%. This increase is primarily due to (i) an increase of $2.0 million in payroll, benefits, travel and other employee related expenses; (ii) an increase of $0.6 million in professional services; (iii) a charge of $0.5 million in facilities expense due to the write-off of property being demolished at 65 Hayden Avenue to support the build-out of new laboratory space; and (iv) an increase of $0.4 million in rent expense.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007	% Change
	(in millions)
Interest income	$3.3	$4.0	-17%
Interest expense	(3.3)	(2.4)	41%
Other income (expense)	3.3	—	-55717%
Total other income, net	$3.3	$1.6	107%

Interest income in the three months ended March 31, 2008 was $3.3 million as compared to $4.0 million in the three months ended March 31, 2007, a decrease of $0.7 million or 17%. The decrease in interest income is due primarily to lower rates of return on our investments.

In February 2008, we repurchased, in privately negotiated transactions, $50.0 million in original principal amount of our 2.25% convertible subordinated notes, or the 2.25% Notes. The 2.25% Notes were repurchased at prices below face value plus accrued interest and transaction fees of  $0.1 million. The repurchase resulted in a net gain of $2.0 million recorded to other income (expense). The gain is comprised of a $3.3 million difference between the purchase price of the notes and their face value offset by a write-off of debt issuance costs of $1.2 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.1 million.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2008 and 2007 was 3.3% and 2.9%, respectively. The effective tax rate for the three months ended March 31, 2008 and 2007 relates to federal alternative minimum tax expense and state tax expense. We, along with our U.S. subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of our deferred tax assets have a full valuation allowance recorded against them. We continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should we determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund our cash requirements through the following methods:

•                  sales of CUBICIN;

•                  payments from our strategic collaborators including license fees, royalties and milestone payments, sponsored research funding and research grants;

•                  equity and debt financings; and

•                  interest earned on invested capital.

We have incurred net losses since our inception until the third quarter of 2006, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of March 31, 2008, we had an accumulated deficit of $418.8 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. Our total cash, cash equivalents and investments at March 31, 2008 were $331.1 million as compared to $398.2 million at December 31, 2007. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

Net cash provided by operating activities was $5.6 million in the three months ended March 31, 2008 as compared to cash provided by operations of $10.4 million in the three months ended March 31, 2007. Net cash used in operating activities in the three months ended March 31, 2008 includes our net income of $17.2 million increased by non-cash charges of $5.8 million. These non-cash charges primarily consist of a $2.3 million write-off of property being demolished at 65 Hayden Avenue, a $2.0 million net gain on the repurchase of our 2.25% Notes, $2.0 million of depreciation and amortization expense, $2.6 million of stock based compensation expenses and $0.5 million in expense associated with our 401(k) company match that is made in the form of shares of our common stock. Uses of cash consisted of an increase of $6.1 million in accounts receivable due to increased sales of CUBICIN as well as a decrease of $15.8 million in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is primarily related to the timing of bonus and incentive compensation payouts and the timing of royalties paid to Eli Lilly related to sales of CUBICIN. These uses of cash were offset by a $2.0 million decrease in inventory due to increased sales of CUBICIN as well as a decrease of $1.5 million of prepaid expenses and other current assets.

Net cash used in investing activities in the three months ended March 31, 2008 was $14.9 million, compared to cash provided by investing activities of $61.8 million for the three months ended March 31, 2007. Cash used in investing activities during the three months ended March 31, 2008 consists of cash outflows for purchases of property and equipment as well as the payment of $10.2 million to former shareholders of Illumigen. Purchases of property and equipment during the three months ended March 31, 2008, were $4.7 million compared to $1.2 million during the three months ended March 31, 2007. Property and equipment additions during the three months ended March 31, 2008 consisted primarily of fixed asset additions related to the construction of approximately 30,000 square feet of additional laboratory space at our main building at 65 Hayden Avenue as well as expenses  related to building out additional leased space at 55 and 45 Hayden Avenue. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments. We anticipate that our capital expenditures for 2008 will total approximately $24.0 million, primarily driven by the items mentioned above.

Net cash of $45.9 million was used in financing activities in the three months ended March 31, 2008 as compared to $2.2 million provided by financing activities during the three months ended March 31, 2007. Cash used in financing activities for the three months ended March 31, 2008 primarily consisted of $46.8 million of cash used to repurchase $50.0 million of our 2.25% Notes, offset by $0.9 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

We currently hold $58.1 million of auction rate securities. Auctions for these securities have failed repeatedly since August 2007. These auction rate securities consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate notes. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. These monthly auctions historically have provided a liquid market for these securities. Consistent with our investment policy guidelines, the auction rate securities held by us all had AAA credit ratings at the time of purchase. We have recorded temporary unrealized losses of $26.5 million in other comprehensive income as a reduction of shareholders’ equity as of March 31, 2008. All of the auction rate securities that failed are still AAA rated and none are backed by sub-prime mortgages. The failure resulted in the interest rate on these investments resetting at the default coupon rate per the terms of the certificate. Historically, given the liquidity created by the auctions, auction rate securities were presented as current assets under marketable securities on our balance sheet. While we now earn a pre-determined capped rate per the auction rate agreement, given the failed auctions these investments are not liquid. In the event that we need to access these funds, we do not expect to be able to do so until a future auction on these investments is successful or until they reach their underlying maturity. Accordingly, the entire amount of these auction rate securities, net of unrealized losses of $26.5 million, has been classified as non-current assets on our balance sheet. However, the credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities have fluctuated during the first quarter of 2008. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, we may be required to adjust the carrying value of these investment through an other-than-temporary impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

From time to time, our board of directors may consider authorizing us to repurchase shares of our common stock or our outstanding convertible subordinated notes in privately negotiated transactions, or publicly announced programs. If and when our board of directors should determine to authorize any such action, it would be on terms and under market conditions the board determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources.

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balances, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at March 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$—	$300.0	$300.0
Interest on subordinated convertible notes	6.7	13.5	13.5	3.4	37.1
Operating leases, net of sublease income	3.7	6.9	7.2	12.1	29.9
Inventory purchase obligations	28.6	23.5	23.6	25.0	100.7
Capital purchase obligations	16.4	—	—	—	16.4
Royalty payments due	11.5	—	—	—	11.5
Other purchase obligations	7.0	0.3	—	—	7.3
Total contractual cash obligations	$73.9	$44.2	$44.3	$340.5	$502.9

The subordinated convertible notes consist of $300.0 million aggregate principal amount of our 2.25% Notes. These notes require semi-annual interest payments through maturity.

Our operating leases consist of approximately 121,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The capital purchase obligations listed above represent capital purchase commitments related to building out additional leased space at 45 and 55 Hayden Avenue as well as the construction of approximately 30,000 square feet of laboratory space at our main building in 65 Hayden Avenue. The royalty payments listed above represent royalties owed to Eli Lilly on sales of CUBICIN product. The other purchase obligations listed above represent payments related to the development of the preclinical program for the compound we acquired from Illumigen, as well as clinical trial expenses.

In addition to the contractual obligations summarized on the table above, Cubist will pay Dyax a milestone payment of $2.5 million in 2008 as part of the license and collaboration agreement between Dyax and Cubist that was signed in April 2008.

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

As noted earlier in the Notes to the Condensed Consolidated Financial Statements, Cubist adopted the provisions of SFAS 157 for its financial assets and financial liabilities in the first quarter of 2008. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159. Other than the partial adoption of SFAS 157, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 29, 2008, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2007. For more information on our other critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes to these policies since December 31, 2007. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

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

We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. Included in our investments are auction rate securities, which consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. These auctions historically have provided a liquid market for these securities. We currently hold $58.1 million of auction rate securities that have failed repeatedly in auction since August 2007. We have recorded temporary unrealized losses of $26.5 million in other comprehensive income as a reduction in shareholders’ equity. All of the auction rate securities that failed are still AAA rated and none are backed by sub-prime mortgages. The failure resulted in the interest rate on these investments resetting at the default coupon rate per the terms of the certificate. Given the failed auctions, while we now earn a pre-determined capped rate per the auction rate agreement, these investments are not liquid. In the event that we need to access these funds, we do not expect to be able to do so until a future auction on these investments is successful. However. the credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities we hold have fluctuated during the first quarter of 2008. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolio defaults, or if the issuing bank fails to make the required interest payments, or if the issuing bank is unable to make final principal payment upon the ultimate maturity of the notes, we may be required to adjust the carrying values of these investments through an other-than-temporary impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

As of March 31, 2008, the fair market value of the 2.25% Notes amounted to $261.0 million. The estimated fair value of the 2.25% Notes was determined using quoted market rates. The interest rates on the 2.25% Notes are fixed and are therefore not subject to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our sole marketed product, CUBICIN, which may not continue to be widely accepted in the United States by physicians, patients, third-party payors, or the medical community in general for the treatment of cSSSI and S. aureus bacteremia, including right-sided endocarditis, caused by MRSA and MSSA.

We have invested a significant portion of our time and financial resources in the development of CUBICIN. For the foreseeable future, our ability to generate revenues will depend solely on the commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and launched in the United States in November 2003. In May 2006, the FDA approved CUBICIN for the additional indication of S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

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

The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including those set forth below and the other CUBICIN-related risk factors described in this “Risk Factors” section:

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

•                  the market price of CUBICIN as compared to alternative therapies and physicians and third-party payors’ attitudes towards the relative value of CUBICIN versus other therapies; and

•                  our international partners’ efforts and their success in selling CUBICIN in their respective territories.

Because CUBICIN is the only product that we sell currently, any impediment to the success of this product would have a significant effect on our business and financial results.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of CUBICIN, our other drug candidates and our research technologies. In addition, third parties from which we license proprietary rights for the development and commercialization of our drug candidates and our research technologies may not be able to obtain, maintain or protect such proprietary rights.

Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. We consider that in the aggregate our unpatented proprietary technology, patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing, both in the United States and in other important markets outside the United States. Our patent position and the patent positions of our licensors are highly uncertain and involve complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies’ patents. We cannot assure you that the patents we or our licensors obtain or the unpatented proprietary technology we or our licensors hold will afford us commercial protection.

The primary composition of matter patent covering CUBICIN in the United States has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors with respect to any of ours or their pending patent applications for CUBICIN, our other drug candidates, or our research technologies or with respect to any patent applications filed by us in the future. We also cannot be sure that any of our existing or our licensors’ patents or any patents that may be granted to us or our licensors in the future will be commercially useful in protecting CUBICIN, our other drug candidates or our other technology.

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

Of particular concern for a company like ours, having one marketed product, is that third parties may seek to market generic versions of CUBICIN by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called “the Orange Book” are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. From 1997 through 2002, about one third of all new chemical entities, such as daptomycin, the chemical ingredient in CUBICIN, have been the subject of a Paragraph IV filing. September 2007 was the first opportunity under United States patent law for a generic company to make a Paragraph IV filing. To date, Cubist has not received notice of a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable. During the period in which such litigation is pending, the uncertainty of its outcome may cause investors to disfavor our stock and our stock price could decline.

In September 2007, we asked the FDA to de-list one of the CUBICIN patents listed in the Orange Book, US Patent No. RE39,071. We sought this de-listing so that we could correct a technical error in the patent, originally issued to Eli Lilly and recently assigned to Cubist. The United States Patent and Trademark Office, or USPTO, issued a certificate of correction for this patent, and the patent has been re-listed in the Orange Book. While this patent was de-listed, an ANDA filer that is seeking to market generic versions of CUBICIN would not have needed to address that patent as part of its ANDA filing.

If our collaborators, licensors or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection to our intellectual property, thereby easing our competitors’ ability to compete with us in such countries.

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

Beyond the specific concerns addressed above, intellectual property laws and regulations are constantly changing, and vary among different jurisdictions around the world, in ways that may affect our ability to protect or enforce our rights.

We face significant competition from other biotechnology and pharmaceutical companies, particularly with respect to CUBICIN, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the continued acceptance of CUBICIN, if physicians prefer other existing drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, we will not achieve our business plan. In addition, CUBICIN may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before CUBICIN in countries where CUBICIN is not yet approved.

The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, the FDA is reviewing an NDA for the Gram-positive agent telavancin (submitted by Theravance, Inc., whose partner for telavancin is Astellas Pharma US, Inc.). Telavancin received an approvable letter in October 2007. The FDA also is reviewing ceftobiprole, a broad spectrum agent with MRSA activity (NDA submitted in May 2007 by a division of Johnson & Johnson). Ceftobiprole received an approvable letter in March 2008. Another Gram-positive agent under review is dalbavancin from Pfizer, Inc. Pfizer received its first approvable letter for dalbavancin in September 2005, and has received multiple approvable letters from the FDA since, citing the need for additional data, among other requests. In February 2008, Targanta Therapeutics Corporation announced that it had submitted an NDA to the FDA for oritivancin to be used for the treatment of cSSSI caused by Gram-positive bacteria, including MRSA. In March 2008, Arpida Ltd. announced that it had filed an NDA with the FDA seeking approval of iclaprim, a broad-spectrum agent with MRSA activity in cSSSI. Accordingly, some or all of these agents may be approved and marketed in the near future and could compete with CUBICIN. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

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

In addition, we do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira and Catalent to manufacture and supply to us finished drug product.

If Catalent, Hospira, or, in particular, ACS, experiences any significant difficulties in its respective manufacturing processes for CUBICIN API or finished drug product, including any difficulties with their raw materials, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN to one or more other suppliers in an effort to deal with these or other difficulties with our current suppliers.

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

We cannot guarantee that we will continue to be successful in marketing CUBICIN. Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We completed a sales force expansion in the first quarter of 2008. However, we cannot guarantee that this expansion will generate sufficient additional revenues to justify the expenses related to hiring, training and compensating these additional representatives.

In addition, our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006 and six more in 2007. To date, sales of CUBICIN by Novartis have not been as strong as anticipated. Other than our partners in Israel, Canada, Macau and Argentina, none of our other international partners have launched CUBICIN in their respective territories. We cannot guarantee that our partners will be successful in marketing CUBICIN in their markets.

If we are unable to discover, in-license, or acquire drug candidates, we will not be able to implement our current business strategy.

Our approach to drug discovery is unproven. Notwithstanding the investment of significant resources in research and development over the years since Cubist was founded, we have not reached the stage of clinical testing in humans of any drug candidates developed from our drug discovery program. We cannot assure you that we will reach this stage for any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop. While we are researching other drug candidates for potential clinical development, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a commercial product. We are making a significant investment in our research and development capabilities by increasing our research and development workforce by approximately 20 employees. However, we cannot guarantee that this expansion will lead to greater success, so this investment may not be a useful expenditure of our limited resources.

Our drug product, CUBICIN, the drug candidate that we recently in-licensed from Dyax, DX-88, and our other former drug candidates that reached the stage of clinical trials in humans were the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and would generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of new drug candidates. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. In particular, in recent years, very large pharmaceutical companies with significant resources have refocused their attention on opportunities in the anti-infective marketplace. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business.

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

Other than CUBICIN and DX-88, all of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, the FDA must approve an IND. The FDA will approve the IND if it is established that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies commercial development. It takes significant time and expense to generate the data to support an IND filing. In many cases, companies spend the time and resources only to discover that the data is not sufficient to support a filing or gain IND approval. This has happened to us in the past, and likely will happen again in the future. In fact, most compounds that are discovered never make it into human clinical trials.

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

Furthermore, there are a number of additional factors that may cause delays in our clinical trials. The rate of completion of our clinical trials is dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals. In addition, our clinical trials may be delayed by one or more of the following factors:

•                  inability to manufacture, or obtain from a third party manufacturer, sufficient quantities of acceptable materials for use in clinical trials;

•                  inability to adequately follow patients after treatment;

•                  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications such as clinical trials of DX-88 that are conducted by Dyax or its other licensors, if any;

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

We will need to obtain regulatory approvals for DX-88 and any other drug candidates in order to commercialize them as products, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts will be limited by any failure to obtain these approvals.

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

In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis for approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. While the indications called out by the FDA in the draft guidance are not indications currently being pursued by Cubist for CUBICIN, the draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally and reserves until a later date the FDA’s guidance on the use of non-inferiority studies in all therapeutic areas. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the United States. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN in the United States for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval.

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

Apart from CUBICIN, we have no other drug products that have been approved by the FDA, and, except for DX-88, our current pipeline does not include any drug candidates that are in clinical development. Because of the long development time of drug candidates, none of the drug candidates that we are currently developing would generate revenues for many years. Unless and until we are able to develop, in-license or acquire other successful drug products, we will continue to rely solely on CUBICIN for our sales revenues. If we are unable to bring any of our current or future drug candidates to market, or to acquire any marketed drug products, our ability to create long-term shareholder value may be limited.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Historically, we have been highly dependent on our management and scientific and medical personnel. In order to induce valuable employees to remain at Cubist, we have provided stock options that vest over time. The value to employees of these options is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to our executive officers. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams have in the past and may in the future terminate their employment with us. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results if we are unable to effectively compensate for these losses.

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

We have recently and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

We acquired Illumigen Biosciences, Inc., or Illumigen, in December 2007, which was only the second business acquisition we have made since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Because our acquisition of Illumigen occurred so recently, many of these risks still exist with respect to this transaction.

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

We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure of future auctions for the auction rate securities described below, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, if the issuers of auction rate securities are unable to successfully close auctions or if the credit ratings of any of our investments decline after initial purchase, we may be required to adjust the carrying value of these investments through an impairment charge. We currently hold $58.1 million of auction rate securities that have repeatedly failed in auction since August 2007. These auction rate securities consist of private placement, credit default swap structured securities which reference synthetic portfolios of corporate bonds. These securities have long-term nominal maturities for which the interest rates are reset through a monthly auction. These auctions have historically provided a liquid market for these securities. All of the auction rate securities that failed are still AAA rated and none are backed by sub-prime mortgages. We have recorded temporary unrealized losses of $26.5 million in other comprehensive income as a reduction in shareholders’ equity. The failure resulted in the interest rate on these investments resetting at the default coupon rate per the terms of the certificate. While we now earn a pre-determined capped rate per the auction rate agreement, these investments are not liquid. In the event we need to access these funds, we do not expect to be able to until a future auction on these investments is successful, or until they reach their underlying maturity. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities we hold have since fluctuated. If a certain concentration, as defined in the auction rate documents, of the underlying reference portfolios default, or if the issuing bank fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, we may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge.

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

In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In August 2007, the

EMEA granted final approval for marketing CUBICIN in the EU for the additional indications of RIE due to S. aureus bacteremia and for S. aureus bacteremia associated with RIE or cSSTI. CUBICIN is also approved in Canada, Korea, Taiwan, India, Colombia and Israel for the same, or very similar, indications as our U.S. approval, in other non-EU European countries for the same indications as the EU approval, in Switzerland for cSSTI and S. aureus bacteremia and in Argentina for cSSSI, SAB and RIE. An import license for Macau was also received for CUBICIN for cSSSI, SAB and RIE. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In connection with our United States marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with RIE. We worked with the FDA to design these studies and have initiated one study of renal-compromised patients, which we expect to complete this year and then engage in further discussions with the FDA regarding our commitment with respect to these patients. We expect to initiate studies of pediatric patients and those with RIE this year. Our business would be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN.

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

We have entered into, and anticipate continuing to enter into, collaborative arrangements with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license and product supply agreement with a subsidiary of Chiron Corporation, or Chiron, to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis acquired Chiron. In December 2006, we entered into a license and product supply agreement with AstraZeneca to seek regulatory approvals and commercialize CUBICIN in China and other countries in Asia, Africa and the Middle East. In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. We also have entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In April 2008, we entered into an exclusive license and collaboration agreement with Dyax for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery. Under this collaboration, we have licensed the rights to develop and commercialize DX-88 within a specified field with Dyax retaining rights to develop DX-88 itself or with other partners outside of our field.

In addition to commercial collaborations, we collaborate with a variety of other companies on the development of drug product candidates which involve the licensing of some or all of the rights of a company’s drug product candidate and for the manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

Reliance on collaborative relationships poses a number of risks including the following:

•                  the focus, direction, amount and timing of resources dedicated by our collaborators to their respective collaborations with us is not under our control, which may result in less successful commercialization of CUBICIN in our partners’ territories than if we had control over the CUBICIN franchise in these territories;

•                  our collaborators may not perform their obligations, including appropriate and timely reporting on adverse events in their territories, as expected;

•                  some drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own drug candidates or drug products;

•                  we may be dependent upon our collaborators to manufacture and supply drug product to us in order to develop or commercialize the drug product that is the subject of the collaboration and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

•                  the protection of proprietary rights, including patent rights, for the technology underlying the drug products we license may be under the control of our collaborators and therefore our ability to control the patent protection of the drug product may be limited;

•                  In situations, such as with DX-88, where our collaborator retains rights to develop and commercialize the product, we and our collaborator may not agree on decisions that could affect the development, regulatory approval, manufacture or commercial viability of the product;

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

•                  violations of laws by our licensees and distributors, including violations of the U.S. Foreign Corrupt Practices Act;

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

We depend on independent clinical investigators, CROs and other third party service providers in the conduct of our clinical trials for CUBICIN and expect to do so with respect to other drug candidates, including DX-88. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the further development, approval and commercialization of CUBICIN, DX-88 and other future drug candidates.

We have incurred substantial losses in the past and may incur additional losses.

Since we began operations, we incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated income of $17.2 million for the three months ended March 31, 2008 and generated income of $48.1 million for the year ended December 31, 2007. At March 31, 2008, we had an accumulated deficit of $418.8 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We cannot be certain that we will not incur future operating losses related to the continued development and commercialization of CUBICIN, the development of our other drug candidates or investments in other product opportunities. As a result, we cannot make specific predictions about our continued profitability. If we fail to maintain profitability, the market price of our common stock may decline.

We may require additional funds and we do not know if additional funds would be available to us at all, or on terms that we find acceptable.

Until the third quarter of 2006, we were not a self-sustaining business, and we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop DX-88, actively seek to acquire or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us.

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

If DX-88 and our potential drug candidates progress in development or we are able to continue expanding the commercialization of CUBICIN, we will need to continue to build our organization and require significant additional investment in personnel, management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to achieve or manage our continued growth effectively, there could be a material adverse effect on our business.

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

Acceptable levels of reimbursement for costs of developing and manufacturing drug products and treatments related to those drug products by government authorities, private health insurers, and other organizations, such as HMOs, can have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drug products and drug candidates. In both the United States and in foreign jurisdictions, legislative and regulatory actions can affect health care systems and reimbursement for our products.

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and its implementing regulations, altered the manner in which Medicare sets payment levels for many prescription drugs, including CUBICIN. Under this legislation, beginning in 2005, Medicare reimbursement for CUBICIN was based on average sales price, or ASP, rather than average wholesale price in both the physician office and hospital outpatient settings. This resulted in lower payment rates for CUBICIN. Moreover, under this payment methodology the payment rate for CUBICIN is set on a quarterly basis based upon the ASP for previous quarters, and significant downward fluctuations in such reimbursement rate could negatively affect sales of CUBICIN. In addition, further changes to this methodology are possible.

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

There have been a number of other legislative and regulatory actions affecting health care systems. The current uncertainty and the potential for adoption of additional changes could affect the timing and amount of our product revenue, our ability to raise capital, obtain additional collaborators and market our products. Medicare payments for CUBICIN can influence pricing in the non-Medicare market as third party payors may base their reimbursement on the Medicare rate. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business. If reimbursement is not available or is available only at limited levels, we may not be able to obtain a satisfactory financial return on our commercialization of CUBICIN or any future drug products.

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

State laws and regulations may also affect our ability to manufacture, market and ship our product, including legislation in California which, if implemented, would require an electronic “pedigree” on all pharmaceutical products delivered to patients in California. This, or other federal and state law requirements, may be difficult or costly for us to implement, and if any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the new laws.

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

The Financial Accounting Standards Board, or FASB, the SEC and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by FASB, the SEC and other bodies may have the effect of requiring us to make changes in our accounting policies, including how we account for revenues and/or expenses, which could have a material adverse impact on our financial results.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the future. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

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

The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to downward fluctuations in response to a variety of factors, including the following:

•                  the investment community’s view of the revenue, financial and business projections we provide to the public, and whether we succeed or fail in meeting or exceeding these projections;

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

•                  our inability to obtain adequate product supply for clinical trials or for commercial supply of any drug candidate or approved drug product or inability to do so at acceptable prices;

•                  our termination of a collaboration or our inability to establish additional collaborations;

•                  regulatory decisions that are adverse to us and/or our products;

•                  safety concerns related to the use of CUBICIN;

•                  introduction of new products or services offered by us or our competitors;

•                  the announcements of acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

As disclosed previously by the Company in a Current Report on Form 8-K filed with the SEC on March 25, 2008, the Company agreed to pay Christopher D.T. Guiffre, the Company’s former Senior Vice President, General Counsel and Secretary, severance equal to eighteen months of his base salary of $300,150, payable in twelve equal semi-monthly installments. Attached as Exhibit 10.4 of this Quarterly Report on Form 10-Q is the letter agreement, dated as of May 7, 2008, that the Company entered into with Mr. Guiffre with respect to the severance payment and related benefits.

ITEM 6.                EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1  Amended and Restated 2000 Equity Incentive Plan

10.2  Amended and Restated 2000 Directors Equity Incentive Plan

10.3 Retention letter, dated as October 9, 2007, by and between Cubist and Lindon M. Fellows

10.4  Letter agreement, dated as of May 7, 2008, by and between Cubist and Christopher D. T. Guiffre

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

May 12, 2008
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)