Form 10-Q
period 2008-06-30
CUBIST PHARMACEUTICALS INC
filed 2008-08-04
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 28, 2008: 56,575,675.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2008

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$324,163	$354,785
Accounts receivable, net	38,883	29,075
Inventory	16,999	18,733
Prepaid expenses and other current assets	8,606	6,686
Total current assets	388,651	409,279
Property and equipment, net	59,867	50,150
Intangible assets, net	21,228	22,698
Long-term investments	34,166	43,399
Other assets	7,422	8,989
Total assets	$511,334	$534,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,775	$6,564
Accrued liabilities	61,482	58,735
Short-term deferred revenue	1,587	1,484
Total current liabilities	72,844	66,783

Long-term deferred revenue	16,761	16,332
Other long-term liabilities	3,764	2,698
Long-term debt	300,000	350,000
Total liabilities	393,369	435,813
Commitments and contingencies
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 56,446,823 and 56,142,105 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	56	56
Additional paid-in capital	559,029	549,391
Accumulated other comprehensive loss	(23,934)	(14,701)
Accumulated deficit	(417,186)	(436,044)
Total stockholders’ equity	117,965	98,702
Total liabilities and stockholders’ equity	$511,334	$534,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
U.S. product revenues, net	$99,366	$68,294	$185,424	$125,819
International product revenues	2,003	1,231	3,807	3,141
Other revenues	397	239	820	283
Total revenues, net	101,766	69,764	190,051	129,243

Costs and expenses:
Cost of product revenues	22,050	15,834	42,050	32,572
Research and development	45,193	17,145	67,557	33,015
Sales and marketing	22,187	15,993	42,170	30,987
General and administrative	10,521	7,787	21,954	15,507
Total costs and expenses	99,951	56,759	173,731	112,081

Operating income	1,815	13,005	16,320	17,162

Other income (expense):
Interest income	1,980	4,373	5,287	8,346
Interest expense	(1,985)	(2,357)	(5,302)	(4,713)
Other income (expense)	(18)	(9)	3,319	(16)
Total other income (expense), net	(23)	2,007	3,304	3,617

Income before income taxes	1,792	15,012	19,624	20,779

Provision for income taxes	160	522	766	688

Net income	$1,632	$14,490	$18,858	$20,091

Basic net income per common share	$0.03	$0.26	$0.33	$0.36
Diluted net income per common share	$0.03	$0.24	$0.31	$0.35

Shares used in calculating:
Basic net income per common share	56,391,804	55,406,882	56,306,256	55,263,940
Diluted net income per common share	57,743,860	68,754,256	67,767,704	57,180,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$18,858	$20,091
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on write-down of property and equipment	2,323	—
Net gain on repurchase of convertible subordinated debt	(1,979)	—
Depreciation and amortization	4,178	5,838
Amortization of debt issuance costs (excluding write-off relating to debt repurchase)	684	776
Amortization of premium on investments	—	(414)
Charge for 401k company common stock match	1,394	1,112
Stock-based compensation	5,834	5,383
Other non-cash	70	14
Changes in assets and liabilities:
Accounts receivable	(9,808)	(4,116)
Inventory	1,738	1,926
Prepaid expenses and other current assets	(1,920)	339
Other assets	(293)	1
Accounts payable and accrued liabilities	16,006	3,354
Deferred revenue	532	5,745
Other long-term liabilities	1,066	18
Total adjustments	19,825	19,976
Net cash provided by operating activities	38,683	40,067

Cash flows from investing activities:
Acquisition obligation payable to former Illumigen, Inc. shareholders	(10,191)	—
Purchases of property and equipment	(14,747)	(2,051)
Purchases of investments	—	(2,622,704)
Maturities of investments	—	2,645,713
Net cash provided by (used in) investing activities	(24,938)	20,958

Cash flows from financing activities:
Issuance of common stock	2,525	5,413
Repurchase of convertible subordinated debt	(46,845)	—
Repayment of capital lease obligation	—	(245)
Net cash provided by (used in) financing activities	(44,320)	5,168

Net increase (decrease) in cash and cash equivalents	(30,575)	66,193
Effect of changes in foreign exchange rates on cash balances	(47)	(2)
Cash and cash equivalents, beginning of period	354,785	15,979
Cash and cash equivalents, end of period	$324,163	$82,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2008 and 2007.

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

B.            ACCOUNTING POLICIES

Investments

Cubist accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 115,”Accounting for Certain Investments in Debt and Equity Securities.” Investments may consist of certificates of deposit, corporate bonds, government bonds and agencies, investment-grade commercial paper and auction rate securities. Investments which are considered held-to-maturity are stated at amortized cost, which approximates market value. Investments which are considered available-for-sale are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest income. The Company currently holds $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, the Company has historically treated these securities as short term, available-for-sale investments. Given the failed auctions, the auction rate securities are no longer considered liquid and have been classified as long-term investments and the Company has recorded temporary losses of $23.9 million as of June 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The amount of the unrealized loss on the auction rate securities is based on routinely updated bids to purchase these notes received from the dealer and market maker for these instruments, corroborated through management’s analysis of the underlying collateral and credit default swap reference portfolios within the notes. Consistent with the Company’s investment policy guidelines, all five of the auction rate securities Cubist holds had AAA credit ratings at the time of purchase. During the month of July 2008, the auction rate securities we hold were downgraded by Fitch, but none are below A-. S&P ratings for these securities remain at AAA. Because the Company has the ability and intent to hold these investments until a recovery at fair value, which may be at maturity, the Company considers the unrealized loss to be temporary in nature at June 30, 2008. However, the credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities that Cubist holds have fluctuated during the first half of 2008. Certain conditions would cause Cubist to consider a change to the assessment of the notes. For example, if a certain concentration of the underlying entities in the reference portfolios default and if the average ratings of the underlying reference portfolio deteriorate significantly Cubist may adjust the carrying value of these investments through an other-than-temporary impairment charge in its Consolidated Statement of Operations. Investment classification detail can be found in Note E. “Investments” in the Notes to the condensed consolidated financial statements.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments can consist of certificates of deposit, commercial paper, corporate bonds, U.S. Government securities, money market funds and auction rate securities which are all held with three financial institutions in the U.S.

Amounts due from Cardinal Health Inc. represent approximately 30% and 28% of the Company’s accounts receivable balances at June 30, 2008 and December 31, 2007, respectively. Amounts due from Amerisource Bergen Drug Corporation represent approximately 30% and 32% of the Company’s accounts receivable balances at June 30, 2008 and December 31, 2007, respectively. Amounts due from McKesson Corporation represent approximately 22% and 20% of the Company’s accounts receivable balances at June 30, 2008 and December 31, 2007, respectively.

Revenues from Cardinal Health Inc. accounted for approximately 30% and 33% of total revenues for the three months ended June 30, 2008 and 2007, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 29% and 30% of total revenues for the three months ended June 30, 2008 and 2007, respectively. Revenues from McKesson Corporation accounted for approximately 20% of total revenues for the three months ended June 30, 2008 and 2007.

Revenues from Cardinal Health Inc. accounted for approximately 30% and 33% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 29% and 31% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Revenues from McKesson Corporation accounted for approximately 20% of total revenues for the six months ended June 30, 2008 and 2007.

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of CUBICIN® (daptomycin for injection) and license fees and milestone payments that are derived from collaboration, license and distribution agreements with other biopharmaceutical companies. The Company has followed the following principles in recognizing revenue:

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $0.9 million and $0.6 million at June 30, 2008 and December 31, 2007, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date.

Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are offset against accounts receivable and were $4.7 million and $3.9 million at June 30, 2008 and December 31, 2007, respectively. In the three months ended June 30, 2008 and 2007, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $7.6 million and $3.7 million, respectively. In the six months ended June 30, 2008 and 2007, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $13.7 million and $7.1 million, respectively.

Product Revenues from International Distribution Partners

Under agreements with international distribution partners, Cubist sells its product to international distribution partners based upon a transfer price arrangement. The transfer price is generally established annually. Once Cubist’s distribution partner sells the product to a third party, Cubist may be owed an additional payment based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. Cubist recognizes revenue related to product shipped to international distribution partners when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the distribution partner, the price is fixed or determinable, collection from the distribution partner is reasonably assured, and the Company has no further performance obligations.

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

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income basic	$1,632	$14,490	$18,858	$20,091

Effect of dilutive securities:

Interest on 2.25% convertible subordinated notes, net of tax	—	1,902	3,305	—
Debt issuance costs (excluding write-off relating to debt repurchase), net of tax	—	375	656	—
Net gain on debt repurchase, net of tax	—	—	(1,900)	—

Net income diluted	$1,632	$16,767	$20,919	$20,091

Shares used in calculating basic net income per common share	56,391,804	55,406,882	56,306,256	55,263,940

Effect of dilutive securities:
Options to purchase shares of common stock	1,352,056	1,973,039	1,372,752	1,916,152
Notes payable convertible into shares of common stock	—	11,374,335	10,088,696	—

Shares used in calculating diluted net income per common share	57,743,860	68,754,256	67,767,704	57,180,092

Net income per share, basic	$0.03	$0.26	$0.33	$0.36
Net income per share, diluted	$0.03	$0.24	$0.31	$0.35

The calculation of diluted net income per common share has been adjusted to reflect the repurchase of $50.0 million of the 2.25% convertible subordinated notes in February 2008 (see Note G.).

The following amounts were not included in the calculation of net income per share because their effects were antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Options to purchase shares of common stock	4,175,827	1,752,404	4,222,703	2,730,632
Notes payable convertible into shares of common stock	9,749,430	—	—	11,374,335

Comprehensive Income

For the three and six months ended June 30, 2008, comprehensive income is comprised of net income for the period and unrealized losses recognized on available-for-sale marketable securities. For the three and six months ended June 30, 2007, comprehensive income is comprised of the Company’s net income, as there was no other comprehensive income for the three and six months ended June 30, 2007.

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Net income	$1,632	$14,490	$18,858	$20,091
(Increase) decrease in unrealized loss on investments	2,539	—	(9,233)	—
Comprehensive income	$4,171	$14,490	$9,625	$20,091

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). As a result, the Company recognized compensation expense associated with awards granted or modified after January 1, 2006 and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006 in the Company’s Condensed Consolidated Statement of Operations commencing in the first quarter of 2006. See Note F., “Employee Stock Benefit Plans” for additional information.

Recent Accounting Pronouncements

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”, or SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP EITF 03-6-1 will have on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” or APB 14. FSP APB 14-1 also clarifies that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (the equity component). This allocation is done by first determining the carrying amount of the liability component based on the fair value of a similar liability excluding the embedded conversion option, and then allocating to the embedded conversion option the excess of the initial proceeds ascribed to the convertible debt instrument over the amount allocated to the liability component. That excess is reported as a debt discount and subsequently amortized as interest cost over the instrument’s expected life using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. A cumulative effect adjustment must be recognized as of the beginning of the first period presented. Early adoption is not permitted. The provisions of FSP APB 14-1 apply to Cubist’s outstanding debt. The Company is currently evaluating the effect that the adoption of FSP APB 14-1 will have on its results of operations and financial condition.

In April 2008, FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations,” or SFAS 141(R), and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

In December 2007, FASB issued SFAS 141(R), which replaces SFAS 141, “Business Combinations”. SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial condition.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. SFAS 160 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial condition.

In November 2007, the EITF reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01. EITF 07-01 defines collaborative agreements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the effect that the adoption of EITF 07-01 will have on its results of operations and financial condition.

C.            BUSINESS AGREEMENTS

In April 2008, Cubist entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which Cubist obtained an exclusive license for the development and commercialization of the intravenous formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. Pursuant to the terms of the agreement, Cubist paid Dyax a $15.0 million upfront payment which is included in research and development expense for the three and six months ended June 30, 2008. Cubist will make an additional $2.5 million payment on December 31, 2008, which is included in research and development expense for the three and six months ended June 30, 2008. Cubist may pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. The Company is also obligated to pay Dyax tiered royalties based on any future sales of ecallantide by Cubist. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. Cubist will be responsible for all further development costs associated with ecallantide in the licensed indications for the Cubist territory. Dyax retains exclusive rights to ecallantide in all other indications, including its hereditary angioedema program, as well as for the manufacturing of ecallantide. Except under certain circumstances, Dyax will supply Cubist with ecallantide for development and commercialization. The agreement may be terminated by Cubist without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party. Cubist recently terminated the ecallantide on-pump cardio thoracic surgery Phase 2 clinical trial known as Kalahari™ 1 and intends to initiate a dose-ranging Phase 2 clinical trial in the same indication later this year.

D.            FAIR VALUE MEASUREMENTS

Cubist adopted the provisions of SFAS 157, “Fair Value Measurements,” or SFAS 157, and SFAS 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of the FASB Statement No. 115,” or SFAS 159, on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In accordance with the FASB Staff Position No. FAS 157-2, “Effective Date of the FASB Statement No. 157,” or FSP 157-2, Cubist will defer the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more recurring basis, until January 1, 2009. The partial adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.

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

The fair values of the Company’s financial assets carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$231,448	$—	$—	$231,448
Auction rate securities	—	—	34,166	34,166
Total assets	$231,448	$—	$34,166	$265,614

The Company currently holds $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days.  While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, the Company has historically treated these securities as short term, available-for-sale investments. Given the failed auctions, the auction rate securities are not considered liquid and have been classified as long-term investments and the Company has recorded temporary losses of $23.9 million as of June 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The amount of the unrealized loss on the auction rate securities is based on routinely updated bids to purchase these securities received from the dealer and market maker for these instruments, corroborated through management’s analysis of the underlying collateral and credit default swap reference portfolios within the securities. Consistent with the Company’s investment policy guidelines, all five of the auction rate securities Cubist holds had AAA credit ratings at the time of purchase. In July 2008, these securities were downgraded by Fitch, but none are below A- S&P ratings for these securities remain at AAA. The Company considers the unrealized loss in the auction rate securities to be temporary in nature. The adoption of SFAS 157 had no effect on the valuation of the auction rate securities.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis for which the Company used level three or significant unobservable inputs for the period of January 1, 2008 to June 30, 2008.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3 Inputs) Auction Rate Securities
(in thousands)

Balance at January 1, 2008	$ 43,399
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in comprehensive net income	(9,233)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—
Balance at June 30, 2008	$ 34,166

E.              INVESTMENTS

Investments classified as held-to-maturity are carried in Cubist’s Condensed Consolidated Balance Sheets at amortized cost. Investments classified as available-for-sale are carried at fair value. Included in long-term investments at June 30, 2008 and December 31, 2007 are $58.1 million of auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, the Company has historically treated these securities as short-term, available-for-sale investments. Given the failed auctions, the auction rate securities are not considered liquid and have been classified as long-term investments. Additionally, as a result of the auction failures the Company has recorded unrealized losses on these securities since August 2007 in other comprehensive income as a reduction of shareholders’ equity. As of June 30, 2008, the Company has recorded $23.9 million of unrealized losses in other comprehensive income.

The amount of the unrealized loss on the auction rate securities is based on routinely updated bids to purchase the auction rate securities received from the dealer and market maker for these instruments, corroborated through management’s analysis of the underlying collateral and credit default swap reference portfolios within the securities. Consistent with the Company’s investment policy guidelines, all five of the auction rate securities Cubist holds had AAA credit ratings at the time of purchase. In July 2008, these securities were downgraded by Fitch, but none are below A-.

S&P ratings for these securities remain at AAA. The cost basis, gross unrealized gains and losses and fair value for these securities are as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized		Carrying	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$58,100	$—	$(23,934)	$34,166	$58,100	$—	$(14,701)	$43,399
Total	$58,100	$—	$(23,934)	$34,166	$58,100	$—	$(14,701)	$43,399

Because the Company has the ability and intent to hold its investment in the auction rate securities until a recovery at fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008. The credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities that Cubist holds have fluctuated during the first half of 2008. Certain conditions would cause Cubist to consider a change to the assessment of the notes. For example, if a certain concentration of the underlying entities in the reference portfolios default and if the average ratings of the underlying reference portfolio deteriorate significantly Cubist may adjust the carrying value of these investments through an other-than-temporary impairment charge in its Consolidated Statement of Operations.

F.              EMPLOYEE STOCK BENEFIT PLANS

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

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, 13,535,764 shares of common stock may be issued to employees, directors, officers or consultants. Options under this plan are granted with exercise prices of no less than the fair market value on the grant date, vest ratably over a four-year period and expire ten years from the grant date. At June 30, 2008, there were 4,842,946 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 975,000 shares of common stock may be issued to members of the Board of Directors. Options under this plan are granted with exercise prices of no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At June 30, 2008, there were 353,750 shares available for future grant under this plan.

Summary of Employee Stock Purchase Plan

Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock—at pre-determined six-month intervals—at 85% of the lower of the fair market value at the beginning and end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. At June 30, 2008, there were 309,386 shares available for future grant under this plan.

Summary of SFAS 123(R) Expense

The effect of recording stock-based compensation in the Condensed Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands except per share data)

Stock-based compensation expense by type of award:
Employee stock options	$2,974	$2,624	$5,638	$5,181
Employee stock purchase plan	97	68	196	150
Total stock-based compensation	$3,071	$2,692	$5,834	$5,331

Effects on earnings per share:
Basic	$0.05	$0.05	$0.10	$0.10
Diluted	$0.05	$0.04	$0.09	$0.08

The carrying value of inventory in the Condensed Consolidated Balance Sheet for the six months ended June 30, 2008 and the year ended December 31, 2007 includes stock-based compensation costs of $0.2 million.

Valuation Assumptions

The fair value of each share-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock option plans:
Expected stock price volatility	45%	45%	43%	49%
Risk free interest rate	3.2%	5.0%	2.9%	4.7%
Dividend yield	—	—	—	—
Expected life	4 years	4 years	4 years	4 years
Stock purchase plan:
Expected stock price volatility	30%	30%	30%	30%
Risk free interest rate	3.3%	4.7%	3.3%	4.7%
Dividend yield	—	—	—	—
Expected life	6 months	6 months	6 months	6 months

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

General Option Information

A summary of option activity for the six months ended June 30, 2008 is as follows:

	Number	Weighted Average Exercise Price

Outstanding at beginning of period	7,636,411	$18.05
Granted	1,699,708	$18.29
Exercised	(201,843)	$9.73
Canceled	(392,545)	$22.34
Outstanding at end of period	8,741,731	$18.10

Options vested and exercisable as of June 30, 2008	4,944,183	$17.28

Weighted average grant-date fair value of options granted during the period		$7.14

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $2.0 million and $4.2 million, respectively. The aggregate intrinsic value of options outstanding as of June 30, 2008 was $22.2 million. These options have a weighted average remaining contractual life of 7.1 years.

As of June 30, 2008, there was $23.2 million of total gross unrecognized compensation cost related to outstanding unvested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate intrinsic value of options vested and exercisable as of June 30, 2008 was $19.8 million. These options have a weighted average remaining contractual life of 5.7 years. The fair value of shares vested during the six months ended June 30, 2008 was approximately $7.5 million.

G.            DEBT

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of 2.25% convertible subordinated notes (the “2.25% Notes”). The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs are amortized ratably over the life of the 2.25% Notes.

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of its 2.25% Notes due June 15, 2013 at an average price of approximately $93.69 per $100 of debt. Following these repurchases, $300.0 million principal amount of the 2.25% Notes remain outstanding. These repurchases reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.1 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in a net gain of $2.0 million. The gain is comprised of the $3.3 million difference between the purchase price of the notes and their face value recorded to other income (expense), offset by the write-off of debt issuance costs of $1.2 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.1 million recorded to general and administrative expense. The transaction was funded out of the Company’s working capital.

As of June 30, 2008, the fair market value of the 2.25% Notes amounted to $264.8 million. The estimated fair value of the 2.25% Notes was determined using quoted market rates.

H.            GUARANTEES

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

I.                 ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2008	2007
	(in thousands)
Accrued payroll	$939	$1,115
Accrued incentive compensation	3,342	4,424
Accrued bonus	4,252	5,645
Accrued benefit costs	3,485	2,056
Accrued clinical trials	2,127	193
Accrued interest	281	350
Accrued Illumigen acquisition costs	—	10,191
Accrued manufacturing costs	6,636	2,672
Accrued royalty	24,964	23,729
Accrued property and equipment	3,985	—
Other accrued costs	11,471	8,360
Total	$61,482	$58,735

J.              INVENTORY

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

Inventories consisted of the following at:

	June 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$8,505	$9,432
Work in process	2,330	2,858
Finished goods	6,164	6,443
	$16,999	$18,733

K.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30,	December 31,
	2008	2007
	(in thousands)
Building	$44,005	$43,385
Leasehold improvements	14,111	10,042
Laboratory equipment	16,173	15,251
Furniture and fixtures	1,594	1,500
Computer equipment	12,998	11,060
Construction in progress	5,300	1,194
	94,181	82,432
Less accumulated depreciation and amortization	(34,314)	(32,282)
Property and equipment, net	$59,867	$50,150

Property and equipment additions during the three and six months ended June 30, 2008 consisted primarily of additions related to the construction of approximately 30,000 square feet of additional laboratory space at the Company’s main building at 65 Hayden Avenue as well as costs related to building out additional leased space at 55 and 45 Hayden Avenue. Additionally, during the six months ended June 30, 2008, Cubist wrote-off $2.3 million of property being demolished at 65 Hayden Avenue, consisting primarily of office space and other furniture and fixtures, in order to accommodate the construction of additional laboratory space.

Depreciation and amortization expense was $1.4 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and $2.7 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively.

L.             INTANGIBLE ASSETS

Intangible assets consisted of the following at:

		June 30,	December 31,
		2008	2007
		(in thousands)
Patents		$2,673	$2,673
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		39,061	39,061
Less:	accumulated amortization – patents	(2,161)	(2,128)
	accumulated amortization – manufacturing rights	(1,458)	(1,250)
	accumulated amortization – acquired technology rights	(8,838)	(7,610)
	accumulated amortization – intellectual property	(5,376)	(5,375)
Intangible assets, net		$21,228	$22,698

In March 2005, Cubist issued to Eli Lilly & Co., or Eli Lilly, $20.0 million of its common stock in exchange for a 2% reduction in the royalty payable to Eli Lilly. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of each of the transactions. The amortization of the Eli Lilly intangible assets are included in cost of product revenues.

In November 2005, Cubist selected ACS Dobfar SpA, or ACS, as the single source supplier of active pharmaceutical ingredient, or API, for CUBICIN. Cubist terminated its manufacturing and supply agreement with DSM Capua SpA, or DSM, for API effective May 2006. The useful life of the DSM manufacturing rights was adjusted to coincide with the termination date of May 2006. As Cubist received no future benefit from the DSM manufacturing rights, their gross asset value and related allowance for amortization expense were eliminated from the manufacturing rights accounts in 2006 with no resulting gain or loss. The remaining balance of these assets was allocated to inventory and was expensed to cost of product revenues as the related inventory lots were sold. The DSM assets were fully expensed in 2007. The manufacturing rights associated with the ACS agreement are being amortized to inventory over a term of six years and expensed to cost of product revenues as the related inventory lots are sold.

Amortization expense was $0.7 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively. Amortization expense was $1.5 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively. Amortization expense for the three and six months ended June 30, 2007 includes amounts relating to the DSM manufacturing rights. The estimated aggregate amortization of intangible assets as of June 30, 2008 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2008	$1,471
2009	2,941
2010	2,941
2011	2,524
2012	2,524
2013 and thereafter	8,827
$21,228

M.          SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Prior to April 2008, the Company had concentrated exclusively on developing products for the anti-infective marketplace. On April 23, 2008, the Company entered into an exclusive license and collaboration agreement with Dyax related to the prevention of blood loss during surgery, a non-anti-infective indication. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company’s revenues are currently generated within the U.S.

N.            INCOME TAXES

The effective tax rates for the six months ended June 30, 2008 and 2007 were 3.9% and 3.4%, respectively. The effective tax rates for the six months ended June 30, 2008 and 2007 relate to federal alternative minimum tax expense and state tax expense. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company’s income or loss, and one time activities occurring during the period. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of the Company’s deferred tax assets have a full valuation allowance recorded against them. Based on management’s review of the Company’s historical tax position and operational results, realization of Cubist’s deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. Management will continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should management determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of the FASB Statement 109.” There were no adjustments to retained earnings as a result of the implementation of FIN 48. The Company’s only adjustment for uncertain tax positions relates to a $2.0 million adjustment to research and development tax credit carryforwards, relating to issues that were identified in the context of a state tax examination. This adjustment to the credit carryforwards did not impact the Company’s retained earnings or Condensed Consolidated Statement of Operations, as there is a full valuation allowance recorded against the deferred tax asset. The Company is in the process of conducting a study of its research and development carryforwards. This study may result in additional changes to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the credit carryforwards upon completion of this study would be offset by a corresponding adjustment to the valuation allowance. As a result, there would be no impact to the Condensed Consolidated Balance Sheet or Statement of Operations.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. At June 30, 2008 and December 31, 2007, the Company did not have any interest or penalties accrued related to uncertain tax positions.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available.

O.           SUBSEQUENT EVENT

Effective July 1, 2008, Cubist entered into exclusive agreement with AstraZeneca Pharmaceuticals LP, or AstraZeneca, to promote and provide other support in the U.S. for MERREM® I.V. (meropenem for injection), an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, Cubist will promote and support MERREM I.V. using its existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. The agreement establishes a baseline annual payment by AstraZeneca to the Company of $20.0 million, to be adjusted up or down based on actual sales of MERREM I.V. The annual sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. The Company is obligated under the agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of sales representatives and clinical science directors. The term of the agreement extends through December 31, 2012, unless earlier terminated. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by Cubist if AstraZeneca conducts certain activities competitive with MERREM I.V. in the United States, or by either party: (i) without cause effective no earlier than January 1, 2010, (ii) in the event that the Company ceases to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also would terminate automatically upon a termination or reduction to non-exclusive of AstraZeneca’s right to market MERREM I.V. in the United States pursuant to an agreement between AstraZeneca’s affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on the Company from marketing, promoting, selling and engaging in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

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

•                  our expectations regarding payments to be received by us under our exclusive agreement with AstraZeneca for the promotion of MERREM I.V.;

•                  our expectations regarding our collaboration with Dyax including the development and commercial potential of ecallantide for the prevention of blood loss during surgery and the costs and expenses related thereto;

•                  our expected research and development investments and expenses and gross margins;

•                  our expectations regarding our personnel needs, including with respect to our sales force;

•                  our expectations regarding our acquisition of Illumigen Biosciences, Inc., or Illumigen;

•                  the continuation of our collaborations and our ability to establish and maintain successful manufacturing, sales and marketing, distribution and development collaborations;

•                  the liquidity and credit risk of securities, particularly auction rate securities, that we hold as investments;

•                  the impact of new accounting pronouncements;

•                  our future capital requirements and our ability to finance our operations;

•                  our expected efforts to evaluate product candidates and build our pipeline;

•                  our expectations regarding the payment of dividends; and

•                  our business strategy and our expectations regarding general business conditions and growth in the biopharmaceutical industry and the overall economy.

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Prior to July 2008, we had marketed only our own product, CUBICIN, which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

Cubist’s net product sales of CUBICIN for the three and six months ended June 30, 2008 were $101.4 million and $189.2 million, respectively, as compared to $69.5 million and $129.0 million in the three and six months ended June 30, 2007, respectively. Net income for the three and six months ended June 30, 2008 was $1.6 million or $0.03 per basic and diluted share and $18.9 million or $0.33 and $0.31 per basic and diluted share, respectively. Net income for the three and six months ended June 30, 2007 was $14.5 million or $0.26 and $0.24 per basic and diluted share, respectively, and $20.1 million or $0.36 and $0.35 per basic and diluted share, respectively.

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

Effective July 1, 2008, entered into an exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, we will promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. The agreement establishes a baseline annual payment by AstraZeneca to us of $20.0 million, to be adjusted up or down based on actual sales of MERREM I.V. The annual sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. We are obligated under the Agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of sales representatives and clinical science directors. The term of the agreement extends through December 31, 2012, unless earlier terminated. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by us if AstraZeneca conducts certain activities competitive with MERREM I.V. in the United States, or by either party: (i) without cause effective no earlier than January 1, 2010, (ii) in the event that we cease to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also would terminate automatically upon a termination or reduction to non-exclusive of AstraZeneca’s right to market MERREM I.V. in the United States pursuant to an agreement between AstraZeneca’s affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on our rights to market, promote, sell and engage in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

We have focused our pipeline building efforts on opportunities that leverage our anti-infective and acute-care discovery, development, regulatory, and commercialization expertise. In addition, we currently have multiple anti-infective programs approaching the Investigational New Drug Application, or IND, filing stage preparatory to clinical trials. In April 2008, we entered into a license and collaboration agreement with Dyax pursuant to which we obtained an exclusive license for the development and commercialization of the intravenous formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. Pursuant to the terms of the agreement, we paid Dyax a $15.0 million upfront payment which is included in research and development expense for the three and six months ended June 30, 2008. Additionally, we will make an additional $2.5 million payment on December 31, 2008, which is included in research and development expense for the three and six months ended June 30, 2008. We may pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. We are also obligated to pay Dyax tiered royalties based on any future sales of ecallantide by us. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. We will be responsible for all further development costs associated with ecallantide in the licensed indications for the Cubist territory. Dyax retains exclusive rights to ecallantide in all other indications, including its hereditary angioedema program, as well as for the manufacturing of ecallantide. Except under certain circumstances, Dyax will supply us with ecallantide for development and commercialization. The agreement may be terminated by us without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party. Cubist recently terminated the ecallantide on-pump cardio thoracic surgery Phase 2 clinical trial known as Kalahari™ 1 and intends to initiate a dose-ranging Phase 2 clinical trial in the same indication later this year.

Since our inception, we incurred net losses in every fiscal period until the third quarter of 2006, principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of June 30, 2008, we had an accumulated deficit of $417.2 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

The following table sets forth revenues for the three months ended June 30, 2008 and 2007:

	Three months ended
	June 30,
	2008	2007	% Change
	(in millions)
U.S. product revenues, net	$ 99.4	$ 68.3	45%
International product revenues	2.0	1.2	63%
Other revenues	0.4	0.3	66%
Total revenues, net	$ 101.8	$ 69.8	46%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN were $101.4 million and $69.5 million in the three months ended June 30, 2008 and 2007, respectively. Gross revenues from sales of CUBICIN totaled $109.0 million and $73.2 million for the three months ended June 30, 2008 and 2007, respectively, and are offset by $7.6 million and $3.7 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as an 8.0% price increase in January 2008. International revenues for the three months ended June 30, 2008 and 2007 consisted primarily of product sales to Novartis AG, or Novartis.

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

Other Revenues

Other revenues for the three months ended June 30, 2008 were $0.4 million as compared to $0.3 million for the three months ended June 30, 2007. Included in other revenues for the three months ended June 30, 2008 is revenue related to amortization of license fees received from our international distribution partners for CUBICIN, AstraZeneca AB, Merck & Co. and TTY BioPharm.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended June 30, 2008 and 2007:

	Three months ended
	June 30,
	2008	2007	% Change
	(in millions)
Cost of product revenues	$ 22.0	$ 15.8	39%
Research and development	45.2	17.2	164%
Sales and marketing	22.2	16.0	39%
General and administrative	10.5	7.8	35%
Total costs and expenses	$ 99.9	$ 56.8	76%

Cost of Product Revenues

Cost of product revenues were $22.0 million and $15.8 million for the three months ended June 30, 2008 and 2007, respectively. Our gross margin for the three months ended June 30, 2008 was 78% as compared to 77% for the three months ended June 30, 2007. The increase in our gross margin is primarily due to an 8.0% CUBICIN price increase in January 2008, offset by a higher amount of royalty expense. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $0.6 million for both of the three month periods ended June 30, 2008 and 2007.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended June 30, 2008 was $45.2 million as compared to $17.2 million in the three months ended June 30, 2007, an increase of $28.0 million, or 164%. The increase in research and development expenses was due primarily to (i) an increase of $16.3 million in licenses and collaborations expense primarily due to our agreement with Dyax; (ii) an increase of $4.1 million in clinical and non-clinical studies due to the a higher number of studies underway; (iii) an increase of $3.8 million due to the cost of material to advance our programs currently under development and to perform testing and improve our current manufacturing processes; (iv) an increase of $1.9 million in payroll, benefits, travel, and other employee related expenses due to an increase in headcount; and (v) an increase of $1.8 million due to increased contract research organization, or CRO, activity to support our clinical programs.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of ecallantide, our Hepatitis C Virus, or HCV, and Clostridium difficile associated diarrhea, or CDAD, preclinical compounds and our resistant Gram-positive and Gram-negative programs; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended June 30, 2008 was $22.2 million as compared to $16.0 million in the three months ended June 30, 2007, an increase of $6.2 million, or 39%. The increase in sales and marketing expense is primarily related to (i) an increase of $5.0 million in payroll (including incentive compensation), benefits, travel, and other employee related expenses due to the hiring of additional field sales personnel in the first quarter of 2008; and (ii) an increase of $1.2 million in marketing expense to support the sale of CUBICIN.

General and Administrative Expense

General and administrative expense in the three months ended June 30, 2008 was $10.5 million as compared to $7.8 million in the three months ended June 30, 2007, an increase of $2.7 million, or 35%. This increase is primarily due to (i) an increase of $1.6 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (ii) an increase of $0.7 million in professional services primarily as a result of business development activities; and (iii) an increase of $0.4 million in rent expense due to the leasing of additional space at 45 and 55 Hayden Avenue at our headquarters in Lexington, MA.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended June 30, 2008 and 2007:

	Three months ended
	June 30,
	2008	2007	% Change
	(in millions)
Interest income	$ 2.0	$ 4.4	-55%
Interest expense	(2.0)	(2.4)	-16%
Other income (expense)	—	—	0%
Total other income, net	$ —	$ 2.0	-101%

Interest income in the three months ended June 30, 2008 was $2.0 million as compared to $4.4 million in the three months ended June 30, 2007, a decrease of $2.4 million or 55%. The decrease in interest income is due primarily to lower rates of return on our investments caused by unsettled capital market conditions. Interest expense in the three months ended June 30, 2008 was $2.0 million as compared to $2.4 million in the three months ended June 30, 2007, a decrease of $0.4 million or 16%. The decrease in interest expense is due to a lower debt balance in the three months ended June 30, 2008 as a result of the repurchase of $50.0 million of our 2.25% convertible subordinated notes, or 2.25% Notes, in February 2008.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2008 and 2007 was 8.9% and 3.4%, respectively. The effective tax rate for the three months ended June 30, 2008 and 2007 relates to federal alternative minimum tax expense and state tax expense. We, along with our U.S. subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of our deferred tax assets have a full valuation allowance recorded against them. We continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should we determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

The following table sets forth revenues for the six months ended June 30, 2008 and 2007:

	Six months ended
	June 30,
	2008	2007	% Change
	(in millions)
U.S. product revenues, net	$ 185.4	$ 125.8	47%
International product revenues	3.8	3.1	21%
Other revenues	0.8	0.3	190%
Total revenues, net	$ 190.0	$ 129.2	47%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN were $189.2 million and $129.0 million in the six months ended June 30, 2008 and 2007, respectively. Cubist’s gross revenues from sales of CUBICIN totaled $202.9 million and $136.1 million for the six months ended June 30, 2008 and 2007, respectively, and are offset by $13.7 million and $7.1 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in product revenue was primarily due to increased U.S. customer volume, as well as an 8.0% price increase in January 2008. International revenues for the six months ended June 30, 2008 and 2007 consisted primarily of product sales to Novartis.

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

Other Revenues

Other revenues for the six months ended June 30, 2008 were $0.8 million as compared to $0.3 million for the six months ended June 30, 2007. Included in other revenues for the six months ended June 30, 2008 is revenue related to amortization of license fees received from our international distribution partners for CUBICIN, AstraZeneca AB, Merck & Co. and TTY BioPharm. Other revenues for the six months ended June 30, 2007 primarily consist of revenue related to the amortization of license fees received from AstraZeneca AB.

Costs and Expenses

The following table sets forth costs and expenses for the six months ended June 30, 2008 and 2007:

	Six months ended
	June 30,
	2008	2007	% Change
	(in millions)
Cost of product revenues	$ 42.0	$ 32.6	29%
Research and development	67.6	33.0	105%
Sales and marketing	42.2	31.0	36%
General and administrative	21.9	15.5	42%
Total costs and expenses	$ 173.7	$ 112.1	55%

Cost of Product Revenues

Cost of product revenues were $42.0 million and $32.6 million for the six months ended June 30, 2008 and 2007, respectively. Our gross margin for the six months ended June 30, 2008 was 78% as compared to 75% for the six months ended June 30, 2007. The increase in our gross margin is primarily due to the use of a single source, lower-priced supplier of API as well as an 8.0% CUBICIN price increase in January 2008, offset by a higher amount of royalty expense. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued

38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $1.2 million for both of the six month periods ended June 30, 2008 and 2007. Also included in the cost of product revenues for the six months ended June 30, 2008 is a charge of $0.7 million related to the write off of three batches of CUBICIN inventory due to our current expectations of the likelihood that such batches will meet quality specifications.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the six months ended June 30, 2008 was $67.6 million as compared to $33.0 million in the six months ended June 30, 2007, an increase of $34.5 million, or 105%. The increase in research and development expenses was due primarily to (i) an increase of $15.4 million in licenses and collaborations expense primarily due to our agreement with Dyax; (ii) an increase of $6.0 million in clinical and non-clinical studies due to the higher number of studies underway; (iii) an increase of $4.9 million due to the cost of material to advance our programs currently under development and to perform testing and improve our current manufacturing processes; (iv) an increase of $3.6 million in CRO activity and laboratory supplies and equipment expense as we support a higher number of programs; (v) an increase of $2.1 million in payroll, benefits, travel, and other employee related expenses due to an increase in headcount; and (vi) a one-time charge of $1.8 million in expense related to the write-off of property being demolished at our main building at 65 Hayden Avenue to support the build-out of new laboratory space.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) pre-clinical and clinical testing of ecallantide, our HCV and CDAD preclinical compounds and our resistant Gram-positive and Gram-negative programs; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the six months ended June 30, 2008 was $42.2 million as compared to $31.0 million in the six months ended June 30, 2007, an increase of $11.2 million, or 36%. The increase in sales and marketing expense is primarily related to (i) an increase of $8.8 million in payroll (including incentive compensation), benefits, travel, and other employee related expenses due to the hiring of additional field sales personnel in the first quarter of 2008; and (ii) an increase of $1.4 million and $0.7 million in marketing expense and medical education expense, respectively, to support sales of CUBICIN.

General and Administrative Expense

General and administrative expense in the six months ended June 30, 2008 was $21.9 million as compared to $15.5 million in the six months ended June 30, 2007, an increase of $6.4 million, or 42%. This increase is primarily due to (i) an increase of $3.6 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (ii) an increase of $1.3 million in professional services due to higher business development activities; (iii) an increase of $0.9 million in rent expense due to the leasing of additional space at 45 and 55 Hayden Avenue and (iv) a one-time charge of $0.5 million in facilities expense due to the write-off of property being demolished at 65 Hayden Avenue to support the build-out of new laboratory space.

Other Income (Expense), net

The following table sets forth other income (expense), net for the six months ended June 30, 2008 and 2007:

	Six months ended
	June 30,
	2008	2007	% Change
	(in millions)
Interest income	$ 5.3	$ 8.3	-37%
Interest expense	(5.3)	(4.7)	12%
Other income (expense)	3.3	—	N/A
Total other income, net	$ 3.3	$ 3.6	-9%

Interest income in the six months ended June 30, 2008 was $5.3 million as compared to $8.3 million in the six months ended June 30, 2007, a decrease of $3.1 million or 37%. The decrease in interest income is due primarily to lower rates of return on our investments caused by unsettled capital market conditions. Interest expense in the six months ended June 30, 2008 was $5.3 million as compared to $4.7 million, an increase of $0.6 million or 12%. The increase in interest expense is primarily due to the write-off of approximately $1.2 million of debt issuance costs related to the repurchase of $50 million of the 2.25% Notes in February 2008, offset by a lower amount of interest expense as a result of a lower debt balance following the debt repurchase.

Other income for the six months ended June 30, 2008 was $3.3 million and consists of the difference between the purchase price and face value of the $50.0 million of 2.25% Notes that we repurchased in privately negotiated transactions in February 2008. The 2.25% Notes were repurchased at prices below face value plus accrued interest and transaction fees of $0.1 million. The repurchase resulted in a net gain of $2.0 million. The gain is comprised of the $3.3 million, recorded to other income (expense), offset by the write-off of debt issuance costs of $1.2 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.1 million, recorded to general and administrative expense.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2008 and 2007 was 3.9% and 3.4%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 relates to federal alternative minimum tax expense and state tax expense. We, along with our U.S. subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of our deferred tax assets have a full valuation allowance recorded against them. We continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should we determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund our cash requirements through the following methods:

•                  sales of CUBICIN;

•                  payments from AstraZeneca for our promotion of MERREM I.V. in the U.S;

•                  payments from our strategic collaborators including license fees, royalties and milestone payments and sponsored research funding;

•                  equity and debt financings; and

•                  interest earned on invested capital.

We have incurred net losses since our inception until the third quarter of 2006, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of June 30, 2008, we had an accumulated deficit of $417.2 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. Our total cash, cash equivalents and investments at June 30, 2008 were $358.3 million as compared to $398.2 million at December 31, 2007. Based on our current business plan, including payments that we anticipate receiving from AstraZeneca for the promotion of MERREM I.V., we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all.

Net cash provided by operating activities was $38.7 million in the six months ended June 30, 2008 as compared to cash provided by operations of $40.1 million in the six months ended June 30, 2007. Net cash provided by operating activities in the six months ended June 30, 2008 includes our net income of $18.9 million increased by non-cash charges of $12.5 million. These non-cash charges primarily consist of a $2.3 million write-off of property being demolished at 65 Hayden Avenue, a $2.0 million net gain on the repurchase of our 2.25% Notes, $4.2 million of depreciation and amortization expense, $5.8 million of stock based compensation expenses and $1.4 million in expense associated with our 401(k) company match that is made in the form of shares of our common stock. Uses of cash in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 consisted of an increase of $9.8 million in accounts receivable due to increased sales of CUBICIN as well as an increase of $1.9 million in prepaid expenses and other current liabilities. These uses of cash were offset by an increase of $16.0 million in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses is primarily related to the timing of bonus and incentive compensation payouts and the timing of royalties paid to Eli Lilly related to sales of CUBICIN.

Net cash used in investing activities in the six months ended June 30, 2008 was $24.9 million, compared to cash provided by investing activities of $21.0 million for the six months ended June 30, 2007. Cash used in investing activities during the six months ended June 30, 2008 consists of cash outflows for purchases of property and equipment as well as the payment of $10.2 million to former shareholders of Illumigen. Cash provided by investing activities during the six months ended June 30, 2007 represents cash inflows from the maturity of securities, offset by purchases of securities as well as cash flows for purchases of property and equipment. Purchases of property and equipment during the six months ended June 30, 2008, were $14.7 million compared to $2.0 million during the six months ended June 30, 2007. Property and equipment additions during the six months ended June 30, 2008 consisted primarily of fixed asset additions related to the construction of approximately 30,000 square feet of additional laboratory space at our main building at 65 Hayden Avenue as well as expenses related to building out additional leased space at 55 and 45 Hayden Avenue. Property and equipment additions during the six months ended June 30, 2007 consisted primarily of lab equipment and computer software. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments. We anticipate that our capital expenditures for 2008 will total approximately $27.6 million, primarily driven by the items mentioned above.

Net cash of $44.3 million was used in financing activities in the six months ended June 30, 2008 as compared to $5.2 million provided by financing activities during the six months ended June 30, 2007. Cash used in financing activities for the six months ended June 30, 2008 primarily consisted of $46.8 million of cash used to repurchase $50.0 million of our 2.25% Notes, offset by $2.5 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan. Cash provided by financing activities during the six months ended June 30, 2007 primarily consisted of $5.4 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

We currently hold $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, we have historically treated these securities as short term, available-for-sale investments. Given the failed auctions, the auction rate securities are no longer considered liquid and have been classified as long-term investments and we have recorded temporary losses of $23.9 million as of June 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. In the event that we need to access these funds, we do not expect to be able to do so until a future auction on these investments is successful or until they reach their underlying maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balances, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at June 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$300.0	$—	$300.0
Interest on subordinated convertible notes	6.7	13.5	13.5	—	33.7
Operating leases, net of sublease income	4.1	8.1	8.0	11.2	31.4
Inventory purchase obligations	29.6	40.6	44.7	27.1	142.0
Capital purchase obligations	6.5	—	—	—	6.5
Royalty payments due	25.0	—	—	—	25.0
Payment due to Dyax	2.5	—	—	—	2.5
Other purchase obligations	4.1	0.1	—	—	4.2
Total contractual cash obligations	$78.5	$62.3	$366.2	$38.3	$545.3

The subordinated convertible notes consist of $300.0 million aggregate principal amount of the 2.25% Notes. These notes require semi-annual interest payments through maturity.

Our operating leases consist of approximately 140,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts pursuant to a term lease that expires in September 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts pursuant to a term lease that expires in December 2010. We have subleased the space located at 24 Emily Street for a term that coincides with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The capital purchase obligations listed above represent capital purchase commitments related to building out additional leased space at 45 and 55 Hayden Avenue as well as the construction of approximately 30,000 square feet of laboratory space at our main building in 65 Hayden Avenue. The royalty payments listed above represent royalties owed to Eli Lilly on sales of CUBICIN product. The payment due to Dyax listed above represents the $2.5 million payment we will make to Dyax in December 2008. The other purchase obligations listed above represent payments related to the development of the preclinical program for the compound we acquired from Illumigen, as well as clinical trial expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash in a variety of financial instruments; principally money market instruments, securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and auction rate securities. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate.

We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. Included in our investments are $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, the Company has historically treated these securities as short term, available-for-sale investments. Given the failed auctions, the auction rate securities are no longer considered liquid and have been classified as long-term investments and we have recorded temporary losses of $23.9 million as of June 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The amount of the unrealized loss on the auction rate securities is based on routinely updated bids to purchase these securities received from the dealer and market maker for these instruments, corroborated through management’s analysis of the underlying collateral and credit default swap reference portfolios within the auction rate securities. Consistent with our investment policy guidelines, all five of the auction rate securities that we hold had AAA credit ratings at the time of purchase. In July 2008, these securities were downgraded by Fitch, but none are below A-. S&P ratings for these securities remain at AAA. We consider the unrealized loss to be temporary in nature. However, the credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities that we hold have fluctuated during the first half of 2008. Certain conditions would cause us to consider a change to the assessment of the notes. For example, if a certain concentration of the underlying entities in the reference portfolios default and if the average ratings of the underlying reference portfolio deteriorates significantly, we may adjust the carrying value of these investments through an other-than-temporary impairment charge in our Consolidated Statement of Operations. Investment classification detail can be found in Note E. “Investments” in the Notes to the condensed consolidated financial statements.

As of June 30, 2008, the fair market value of the 2.25% Notes amounted to $264.8 million. The estimated fair value of the 2.25% Notes was determined using quoted market rates. The interest rates on the 2.25% Notes are fixed and are therefore not subject to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our marketed product, CUBICIN, which may not continue to be widely accepted in the United States by physicians, patients, third-party payors, or the medical community in general for the treatment of cSSSI and S. aureus bacteremia, including right-sided endocarditis, caused by MRSA and MSSA.

We have invested a significant portion of our time and financial resources in the development and commercialization of CUBICIN. For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN, which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and launched in the United States in November 2003. In May 2006, the FDA approved CUBICIN for the additional indication of S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

Although we have been successful in our commercialization of CUBICIN to date, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI and S. aureus bacteremia. Further, CUBICIN currently competes with a number of existing anti-infective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against new anti-infective drugs whose approval is anticipated to be imminent and others that are in development at other companies.

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

•                  our ability to continue to successfully sell CUBICIN in the U.S. as we begin promoting MERREM I.V. in the U.S. using the same sales force; and

•                  our international partners’ efforts and their success in selling CUBICIN in their respective territories.

Because our primary source of revenues is CUBICIN any impediment to the success of CUBICIN would have a significant effect on our business and financial results.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of CUBICIN, our other drug candidates and our research technologies. In addition, third parties from which we license proprietary rights or obtain other types of rights to develop and/or commercialize marketed products, including AstraZeneca, in the case of MERREM I.V., our drug candidates and our research technologies may not be able to obtain, maintain or protect such proprietary rights.

Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. We consider that in the aggregate our unpatented proprietary technology, patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing, both in the United States and in other important markets outside the United States. Our patent position and the patent positions of our licensors are highly uncertain and involve complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies’ patents, including AstraZeneca’s patents covering MERREM I.V. in the U.S. We cannot assure you that the patents we or our licensors obtain or the unpatented proprietary technology we or our licensors hold will afford us commercial protection.

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

Of particular concern for a company like ours, that is primarily dependent upon one marketed product, is that third parties may seek to market generic versions of CUBICIN by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called “the Orange Book” are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. From 1997 through 2002, about one third of all new chemical entities, such as daptomycin, the chemical ingredient in CUBICIN, have been the subject of a Paragraph IV filing. September 2007 was the first opportunity under United States patent law for a generic company to make a Paragraph IV filing. To date, Cubist has not received notice of a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable. During the period in which such litigation is pending, the uncertainty of its outcome may cause investors to disfavor our stock and our stock price could decline.

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

If our collaborators, licensors or other third parties with which we have similar arrangements, which we refer to as collaborators, or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection to our intellectual property, thereby easing our competitors’ ability to compete with us in such countries.

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

We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent that we maintain a competitive advantage by relying on trade secrets and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology, resulting in an adverse effect on our business, financial condition and results of operations. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborators, employees and consultants. It is possible that these agreements could be breached and we might not have adequate remedies for any such breaches.

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

The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, the FDA is reviewing an NDA for the Gram-positive agent telavancin (submitted by Theravance, Inc., or Theravance, whose partner for telavancin is Astellas Pharma US, Inc.). Telavancin received an approvable letter in October 2007. The FDA accepted Theravance’s response to the telavancin approvable letter in March 2008, setting a Prescription Drug User Fee Act, or PDUFA, date of July 21, 2008. On July 21, Theravance announced that the FDA has not yet made a decision regarding the telavancin NDA. The FDA also is reviewing ceftobiprole, a broad spectrum agent with MRSA activity (NDA submitted in May 2007 by a division of Johnson & Johnson). Ceftobiprole received an approvable letter in March 2008. Another Gram-positive agent under review is dalbavancin from Pfizer, Inc. Pfizer received its first approvable letter for dalbavancin in September 2005, and has received multiple approvable letters from the FDA since, citing the need for additional data, among other requests. In February 2008, Targanta Therapeutics Corporation announced that it had submitted an NDA to the FDA for oritivancin to be used for the treatment of cSSSI caused by Gram-positive bacteria, including MRSA. In March 2008, Arpida Ltd. announced that it had filed an NDA with the FDA seeking approval of iclaprim, a broad-spectrum agent with MRSA activity in cSSSI. Accordingly, some or all of these agents may be approved and marketed in the near future and could compete with CUBICIN. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

MERREM faces competition in the United States from commercially available drugs such as Primaxin® I.V., marketed by Merck as well as Doribax®, marketed by Ortho-McNeil, a Johnson & Johnson company. In particular, Primaxin I.V. has been a widely used and well known antibiotic for over 20 years (approved in 1986). Doribax was recently approved by the FDA in October 2007 for two indications (complicated intra-abdominal infections and complicated urinary tract infections, including pyelonephritis). The FDA is currently reviewing a supplemental NDA for use of Doribax in patients with nosocomial pneumonia, including ventilator-associated pneumonia.

Any inability on our part to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

We are completely dependent on third parties to manufacture CUBICIN and MERREM I.V. As a result, our commercialization of CUBICIN could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of CUBICIN or fail to do so at acceptable prices, and our revenues from the promotion of MERREM I.V. could be stopped, delayed or impeded if AstraZeneca fails to supply to the market sufficient quantities of MERREM I.V.

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

In addition, we do not have the capability to manufacture our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira Worldwide, Inc., or Hospira, and Oso

Biopharmaceuticals Manufacturing, LLC (successor-in-interest to Catalent Pharma Solutions, LLC), or Oso, to manufacture and supply to us finished drug product.

If Hospira, Oso, or, in particular, ACS, experiences any significant difficulties in its respective manufacturing processes for CUBICIN API or finished drug product, including any difficulties with their raw materials, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN to one or more other suppliers in an effort to deal with these or other difficulties with our current suppliers.

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

Under our agreement with AstraZeneca with respect to the promotion of MERREM I.V., AstraZeneca is responsible for all activities related to the manufacture and supply of MERREM I.V. We do not have the capability to manufacture and supply MERREM I.V. nor do we have the contractual right to do so should AstraZeneca fail to supply adequate quantities of MERREM I.V. to meet demand in the U.S. Any interruption in supply of MERREM I.V. would likely cause us to fail to generate the revenues that we expect from our promotion of MERREM I.V.

If we are unable to maintain satisfactory sales and marketing capabilities, we may not continue to succeed in commercializing CUBICIN or succeed in our promotion activities with respect to MERREM I.V..

We cannot guarantee that we will continue to be successful in marketing CUBICIN or will be successful in marketing MERREM I.V. or that the marketing of MERREM I.V. will not detract from our marketing efforts for CUBICIN. Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We only began promoting MERREM I.V. in July 2008 and have never promoted any drug product other than CUBICIN, and our sales force does not have experience selling two drug products simultaneously.

We completed a sales force expansion in the first quarter of 2008. However, we cannot guarantee that this expansion will generate sufficient additional revenues to justify the expenses related to hiring, training and compensating these additional representatives.

In addition, our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006 and six more in 2007. To date, sales of CUBICIN by Novartis have been similar to other IV antibiotics previously launched in Europe, but lower overall MRSA rates in the hospital and community have caused European sales to grow much more slowly than in the U.S. Other than in the EU, our international partners have launched CUBICIN only in Israel, Canada, Macau and Argentina. Except for Israel, these launches have all taken place in the last year. We cannot guarantee that our partners will be successful in launching or marketing CUBICIN in their markets.

If we are unable to discover, in-license, or acquire drug candidates, we will not be able to implement our current business strategy.

Our approach to drug discovery is unproven. Notwithstanding the investment of significant resources in research and development over the years since Cubist was founded, we have not reached the stage of clinical testing in humans of any drug candidates developed from our drug discovery program. We cannot assure you that we will reach this stage for any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop. While we are researching other drug candidates for potential clinical development, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a commercial product. We have made a significant investment in our research and development capabilities by increasing our research and development workforce. However, we cannot guarantee that this expansion will lead to greater success, so this investment may not be a useful expenditure of our limited resources.

Our drug products, CUBICIN, the drug candidate that we recently in-licensed from Dyax, ecallantide, and our other former drug candidates that reached the stage of clinical trials in humans were the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and would generally require us to pay royalties to other parties on product sales. Unless we are able to use our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of new drug candidates. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. In particular, in recent years, very large pharmaceutical companies with significant resources have refocused their attention on opportunities in the anti-infective marketplace. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business.

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

Other than ecallantide, all of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, the FDA must approve an IND. The FDA will approve the IND if it is established that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies commercial development. It takes significant time and expense to generate the data to support an IND filing. In many cases, companies spend the time and resources only to discover that the data is not sufficient to support a filing or gain IND approval. This has happened to us in the past, and likely will happen again in the future. In fact, most compounds that are discovered never make it into human clinical trials.

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

•                  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications such as clinical trials of ecallantide that are conducted by Dyax or its other licensors, if any;

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

If clinical trials for our drug candidates are unsuccessful, delayed, or cancelled, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline. In the case of ecallantide, Cubist recently terminated the ecallantide on-pump cardio thoracic surgery Phase 2 clinical trial known as Kalahari™ 1 and intends to initiate a dose-ranging Phase 2 clinical trial in the same indication later this year. If the dose-ranging trial is delayed or unsuccessful, this could significantly delay or force us to stop development and commercialization of ecallantide.

We, and/or our partners, will need to obtain regulatory approvals for CUBICIN in international jurisdictions in which CUBICIN has not yet received approvals, ecallantide and any other drug candidates in order to commercialize them as products, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts is contingent upon obtaining these approvals.

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Any drug candidate will require governmental approvals for commercialization. To date, we have not obtained government approval in the United States for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU and other non-EU European countries for the indications of cSSTI, RIE due to S. aureus bacteremia, and S. aureus bacteremia associated with RIE or cSSTI, in Argentina, Colombia, Chile and Ecuador for cSSSI, SAB and RIE, in Switzerland for cSSTI, S. aureus bacteremia and RIE and in India for cSSSI and S. aureus bacteremia. Our collaborator, AstraZeneca AB, received an approval in the Philippines and an import license for Macau for CUBICIN for cSSSI, SAB and RIE. Our collaborators Oryx Pharmaceuticals Inc., Kuhnil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval for marketing CUBICIN in Canada, South Korea, Taiwan and Israel, respectively, for the same, or very similar, indications for which we have approval in the United States. We and our collaborators are pursuing approvals for CUBICIN in various other countries. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

If we are unable to generate the revenues we expect from MERREM I.V. or from any of our other drug candidates, our ability to create long-term shareholder value may be limited.

CUBICIN and MERREM I.V. are the only drug products that we are currently selling and, except for ecallantide, our current pipeline does not include any drug candidates that are in clinical development. Because of the long development time of drug candidates, none of the drug candidates that we are currently developing, including ecallantide, would generate revenues for many years. Unless and until we are able to develop, in-license or acquire other successful drug products, we will continue to rely primarily on CUBICIN and, to a lesser extent, on MERREM I.V. for our sales revenues. In the case of MERREM I.V., our agreement with AstraZeneca contains several provisions pursuant to which our rights to promote MERREM I.V. in the U.S. could terminate prior to the December 31, 2012 expiration date in the agreement. If the agreement terminated prior to its expiration date, we would not be able to realize the fully expected value from the promotion of MERREM I.V. If we are unable to realize the full expected value from the promotion of MERREM I.V., bring any of our current or future drug candidates to market, or to acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited.

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

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

We acquired Illumigen in December 2007, which was only the second business acquisition we have made since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Because our acquisition of Illumigen occurred so recently, many of these risks still exist with respect to this transaction.

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

We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure of future auctions for the auction rate securities described below, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. We currently hold $58.1 million of auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, we have historically treated these securities as short term, available-for-sale investments. Given the failed auctions, the auction rate securities are no longer considered liquid and have been classified as long-term investments and we have recorded temporary losses of $23.9 million as of June 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The amount of the unrealized loss on the auction rate securities is based on routinely updated bids to purchase these notes received from the dealer and market maker for these instruments, corroborated through management’s analysis of the underlying collateral and credit default swap reference portfolios within the auction rate securities. Consistent with our investment policy guidelines, all five of the auction rate securities that we hold had AAA credit ratings at the time of purchase. In July 2008, these securities were downgraded by Fitch, but none are below A-. S&P ratings remain at AAA for all of the auction rate securities that we hold. We consider the unrealized loss to be temporary in nature. However, the credit and capital markets have continued to deteriorate in 2008 and the bids on the auction rate securities that we hold have fluctuated during the first half of 2008. Certain conditions would cause us to consider a change to the assessment of the securities. For example, if a certain concentration of the underlying entities in the reference portfolios default and if the average ratings of the underlying reference portfolio deteriorate significantly we may adjust the carrying value of these investments through an other-than-temporary impairment charge in our Consolidated Statement of Operations.

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

In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In August 2007, the EMEA granted final approval for marketing CUBICIN in the EU for the additional indications of RIE due to S. aureus bacteremia and for S. aureus bacteremia associated with RIE or cSSTI. CUBICIN is also approved in Canada, Korea, Taiwan, India, Colombia, the Philippines, Chile, Ecuador and Israel for the same, or very similar, indications as our U.S. approval, in other non-EU European countries for the same indications as the EU approval, in Switzerland for cSSTI, S. aureus bacteremia and RIE and in Argentina for cSSSI, SAB and RIE. An import license for Macau was also received for CUBICIN for cSSSI, SAB and RIE. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In connection with our United States marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with RIE. We worked with the FDA to design these studies and have initiated one study of renal-compromised patients, which we expect to complete this year and then engage in further discussions with the FDA regarding our commitment with respect to these patients. We are in the process of initiating studies of pediatric patients and those with RIE this year. Our business would be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN.

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

We have collaborative and other similar types of relationships that expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative and other similar types of arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license and product supply agreement with a subsidiary of Chiron Corporation, or Chiron, to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis acquired Chiron. In December 2006, we entered into a license and product supply agreement with AstraZeneca AB to seek regulatory approvals and commercialize CUBICIN in China and other countries in Asia, Africa and the Middle East. In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. We also have entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In April 2008, we entered into an exclusive license and collaboration agreement with Dyax for the development and commercialization in North America and Europe of the intravenous formulation of ecallantide for the prevention of blood loss during surgery. Under this collaboration, we have licensed the rights to develop and commercialize ecallantide within a specified field with Dyax retaining rights to develop ecallantide itself or with other partners outside of our field. In July 2008, we entered into an exclusive agreement with AstraZeneca to promote MERREM I.V. in the U.S. Under the agreement, AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. and is responsible for manufacturing and supplying MERREM I.V.

In addition to the types of collaborations described above, we collaborate with a variety of other companies on the development of drug product candidates which involve the licensing of some or all of the rights of a company’s drug product candidate and for the manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

Reliance on collaborations poses a number of risks including the following:

•                  the focus, direction, amount and timing of resources dedicated by our CUBICIN collaborators to their respective collaborations with us is not under our control, which may result in less successful commercialization of CUBICIN in our partners’ territories than if we had control over the CUBICIN franchise in these territories;

•                  our CUBICIN collaborators may not perform their obligations, including appropriate and timely reporting on adverse events in their territories, as expected;

•                  AstraZeneca may not provide the level of support that they are required to under our agreement with respect to MERREM I.V. or may not support our promotion of MERREM I.V. to the degree that we would like, leading us to receive lower than expected revenues from this collaboration;

•                  the failure of AstraZeneca to manufacture and supply adequate quantities of MERREM I.V. in the U.S. would likely cause us to receive lower then expected revenues from this collaboration;

•                  similar to our dependence on AstraZeneca to manufacture and supply MERREM I.V. in the U.S., we may be dependent upon other collaborators to manufacture and supply drug product to us in order to develop or commercialize the drug product that is the subject of the collaboration and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

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

•                  In situations, such as with ecallantide, where our collaborator retains rights to develop and commercialize the product, we and our collaborator may not agree on decisions that could affect the development, regulatory approval, manufacture or commercial viability of the product;

•                  our collaborators may not elect to proceed with the development of drug candidates that we believe to be promising;

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development or commercialization strategy, might cause delays or termination of the research, development or commercialization of drug candidates or products that we are marketing, such as MERREM I.V., lead to additional responsibilities with respect to drug candidates or marketed products, or result in litigation or arbitration, any of which would be time-consuming and expensive; and

•                  some of our collaborators might develop independently, or with others, drug products that compete with ours.

Collaborations with third parties are a critical part of our business strategy, and any inability on our part to establish such arrangements on terms favorable to us or working successfully with our collaborators or third parties with whom we have similar arrangements will have an adverse effect on our operations and financial performance.

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

We depend on third parties in the conduct of our clinical trials for CUBICIN and ecallantide and expect to do so with respect to other drug candidates, and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, CROs and other third party service providers in the conduct of our clinical trials for CUBICIN and ecallantide. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the further development, approval and commercialization of CUBICIN, ecallantide and other future drug candidates.

We have incurred substantial losses in the past and may incur additional losses.

Since we began operations, we incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated income of $1.6 million and $18.9 million for the three and six months ended June 30, 2008, respectively, and generated income of $48.1 million for the year ended December 31, 2007. At June 30, 2008, we had an accumulated deficit of $417.2 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We may incur future operating losses related to the continued development and commercialization of CUBICIN, the development of our other drug candidates or investments in other product opportunities. As a result, we cannot make specific predictions about our continued profitability. If we fail to maintain profitability, the market price of our common stock may decline.

We may require additional funds and we do not know if additional funds would be available to us at all, or on terms that we find acceptable.

Until the third quarter of 2006, we were not a self-sustaining business, and we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, promote MERREM I.V., develop ecallantide and other drug candidates, actively seek to acquire companies with marketed products or product candidates and to acquire or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us.

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

As we begin to promote MERREM I.V. in addition to CUBICIN and if ecallantide and our potential drug candidates progress in development or we are able to continue expanding the commercialization of CUBICIN or secure the rights to promote other marketed products, we will need to continue to build our organization and require significant additional investment in personnel, management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to achieve or manage our continued growth effectively, there could be a material adverse effect on our business.

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

Revenues generated by products we currently market or that we successfully develop and for which we obtain regulatory approval depend on reimbursement from third-party payors such that if reimbursement for our products is reduced or is insufficient, there could be a negative impact on the utilization of the products that we market.

Acceptable levels of reimbursement for costs of developing and manufacturing drug products and treatments related to those drug products by government authorities, private health insurers, and other organizations, such as HMOs, can have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drug products and drug candidates. In both the United States and in foreign jurisdictions, legislative and regulatory actions can affect health care systems and reimbursement for products that we market.

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

Another action that may affect reimbursement related to our products involves a statutory requirement, and its implementing regulations, that Medicare may not make a higher payment for inpatient services that are caused by medical conditions arising after a patient is admitted to the hospital. Medicare pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment depends upon the applicable MS-DRG. That can vary based on the condition of the patient. Under the statute, effective October 1, 2008, if a case would be assigned to a higher paying MS-DRG because of a specified condition that arose after admission to the hospital, so-called hospital acquired conditions, or HACs, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. The Centers for Medicare and Medicaid Services, or CMS, is responsible for specifying the HACs to which this lower payment policy would apply. In July 2008, CMS issued a final rule which failed to establish MRSA as a HAC but stated that MRSA is addressed by the rule in situations where MRSA triggers another condition that is itself a HAC.

Other conditions may be added as HAC in the future, including MRSA. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that obtain an HAC which may be treated with CUBICIN.

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

Other state and federal laws and regulations may also affect our ability to manufacture, market and ship our product and may be difficult or costly for us to comply with. These include state or federal legislation that could require us or the third parties that we utilize to manufacture and supply our marketed products and product candidates to maintain an electronic pedigree or other similar tracking requirements on our marketed products or product candidates . If any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the new laws.

Failure to comply with manufacturing and other post-approval state or federal law, regulations of the FDA and other regulatory agencies can, among other things, result in fines, increased compliance expense, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulation may have a negative effect on our operating results and financial condition.

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

Our corporate compliance program cannot ensure that we are in compliance with all applicable “fraud and abuse” laws and regulations and other applicable laws and regulations in the jurisdictions in which we sell CUBICIN and MERREM I.V., and a failure by us or AstraZeneca to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

Our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to ensure that we are in compliance with all applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. AstraZeneca has retained certain rights related to the commercialization of MERREM I.V., including pricing, distribution and contracting, and maintains a U.S. compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against AstraZeneca with respect to the commercialization of MERREM I.V. could have a significant impact on our ability to successfully promote MERREM I.V. and could cause us to become subject to a similar action as the one brought against AstraZeneca.

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

•                  termination of a collaboration by us or our collaborator or our inability to establish additional collaborations;

•                  regulatory decisions that are adverse to us and/or our products;

•                  safety concerns related to the use of CUBICIN or MERREM I.V.;

•                  introduction of new products or services offered by us or our competitors;

•                  the announcements of acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;

•                  expectations in the financial markets that we may or may not be the target of potential acquirors;

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 11, 2008, our stockholders voted on the following three items, as follows:

1.     The stockholders re-elected J. Matthew Singleton, Martin Rosenberg and Michael B. Wood to serve as Class III Directors, each to hold office until 2011 and until their respective successors have been duly elected and qualified. The following votes were tabulated with respect to the election:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
J. Matthew Singleton, MBA, CPA	50,369,109	875,375
Martin Rosenberg, Ph.D.	50,603,657	640,827
Michael B. Wood, M.D.	48,526,603	2,717,881

In addition, following the annual meeting, the terms of the directorships of Michael W. Bonney, Kenneth M. Bate, Sylvie Grégoire, David W. Martin, Jr. Walter R. Maupay and Martin H. Soeters continued.

2.     The stockholders approved an amendment to our Amended and Restated 2000 Equity Incentive Plan to increase the number of shares reserved for issuance under the Plan by 2,000,000 shares from 11,535,764 to 13,535,764 by the following votes:

For	Against	Abstain	Broker Non-Vote
27,685,115	17,014,553	19,802	6,525,014

3.     The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditor for the fiscal year ending December 31, 2008 by the following votes:

For	Against	Abstain	Broker Non-Vote
50,135,963	1,074,648	33,873	0

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1*  License and Collaboration Agreement dated as of April 23, 2008 by and between Cubist and Dyax Corp.

10.2*  Second Amendment, dated as of June 26, 2008, to the April 3, 2000 Development and Supply Agreement by and between Cubist and Hospira Worldwide, Inc.

10.3  Amended and Restated 2000 Equity Incentive Plan (Appendix A, Definitive Proxy Statement on Schedule 14A, filed on April 28, 2008, File No. 000-21379)

10.4  Amended and Restated 2000 Directors Equity Incentive Plan (Exhibit 10.2, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)

10.5  Letter agreement, dated as of May 7, 2008, by and between Cubist and Christopher D. T. Guiffre (Exhibit 10.4, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-   Oxley Act of 2002

32.2  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment requested.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

August 4, 2008
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)