Form 10-Q
period 2008-09-30
CUBIST PHARMACEUTICALS INC
filed 2008-11-10
CIK 912183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2008: 56,981,524.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended September 30, 2008

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$346,114	$354,785
Accounts receivable, net	40,925	29,075
Inventory	19,381	18,733
Prepaid expenses and other current assets	7,907	6,686
Total current assets	414,327	409,279
Property and equipment, net	66,561	50,150
Intangible assets, net	20,455	22,698
Long-term investments	27,026	43,399
Other assets	7,147	8,989
Total assets	$535,516	$534,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,473	$6,564
Accrued liabilities	56,250	58,735
Short-term deferred revenue	1,617	1,484
Total current liabilities	67,340	66,783

Long-term deferred revenue	17,118	16,332
Other long-term liabilities	3,726	2,698
Long-term debt	300,000	350,000
Total liabilities	388,184	435,813
Commitments and contingencies
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 56,897,048 and 56,142,105 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	57	56
Additional paid-in capital	567,609	549,391
Accumulated other comprehensive loss	(31,074)	(14,701)
Accumulated deficit	(389,260)	(436,044)
Total stockholders’ equity	147,332	98,702
Total liabilities and stockholders’ equity	$535,516	$534,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
U.S. product revenues, net	$109,199	$75,365	$294,623	$201,184
International product revenues	1,426	961	5,233	4,102
Service revenues	1,418	—	1,418	—
Other revenues	392	3,470	1,212	3,753
Total revenues, net	112,435	79,796	302,486	209,039

Costs and expenses:
Cost of product revenues	23,523	17,153	65,573	49,725
Research and development	28,629	17,890	96,186	50,905
Sales and marketing	22,223	18,022	64,393	49,009
General and administrative	9,341	8,485	31,295	23,992
Total costs and expenses	83,716	61,550	257,447	173,631

Operating income	28,719	18,246	45,039	35,408

Other income (expense):
Interest income	2,504	4,812	7,791	13,158
Interest expense	(2,020)	(2,356)	(7,322)	(7,070)
Other income (expense)	110	(4)	3,429	(19)
Total other income (expense), net	594	2,452	3,898	6,069

Income before income taxes	29,313	20,698	48,937	41,477

Provision for income taxes	1,387	675	2,153	1,363

Net income	$27,926	$20,023	$46,784	$40,114

Basic net income per common share	$0.49	$0.36	$0.83	$0.72
Diluted net income per common share	$0.44	$0.32	$0.75	$0.68

Shares used in calculating:
Basic net income per common share	56,761,058	55,758,384	56,458,964	55,430,566
Diluted net income per common share	67,960,170	69,022,090	67,832,329	68,715,942

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$46,784	$40,114
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on write-down of property and equipment	2,323	—
Net gain on repurchase of convertible subordinated debt	(1,979)	—
Depreciation and amortization	6,547	7,753
Amortization of debt issuance costs (excluding write-off relating to debt repurchase)	1,016	1,162
Amortization of premium on investments	—	(557)
Charge for 401k company common stock match	2,001	1,592
Stock-based compensation	8,864	7,961
Other non-cash	—	18
Changes in assets and liabilities:
Accounts receivable	(11,850)	(7,827)
Inventory	(648)	(734)
Prepaid expenses and other current assets	(1,221)	(3,010)
Other assets	(350)	(266)
Accounts payable and accrued liabilities	7,191	7,479
Deferred revenue	919	5,590
Other long-term liabilities	1,028	(11)
Total adjustments	13,841	19,150
Net cash provided by operating activities	60,625	59,264

Cash flows from investing activities:
Acquisition obligation payable to former Illumigen, Inc. shareholders	(10,191)	—
Purchases of property and equipment	(19,735)	(3,150)
Purchases of investments	—	(3,212,685)
Maturities of investments	—	3,418,503
Net cash provided by (used in) investing activities	(29,926)	202,668

Cash flows from financing activities:
Issuance of common stock	7,475	9,184
Repurchase of convertible subordinated debt	(46,845)	—
Repayment of capital lease obligation	—	(245)
Net cash provided by (used in) financing activities	(39,370)	8,939

Net increase (decrease) in cash and cash equivalents	(8,671)	270,871
Effect of changes in foreign exchange rates on cash balances	—	6
Cash and cash equivalents, beginning of period	354,785	15,979
Cash and cash equivalents, end of period	$346,114	$286,856

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accrued expenses	$3,303	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2008 and 2007.

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

B.            ACCOUNTING POLICIES

Investments

Cubist accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments may consist of certificates of deposit, corporate bonds, government bonds and agencies, investment-grade commercial paper and auction rate securities. Investments which are considered held-to-maturity are stated at amortized cost, which approximates market value. Investments which are considered available-for-sale are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest income.

The Company currently holds $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, the Company treated these securities as short term, available-for-sale investments prior to the fourth quarter of 2007. Given the failed auctions, the Company has not considered the auction rate securities to be liquid since the fourth quarter of 2007 and has classified these securities as long-term investments. As a result, the Company has recorded temporary losses of $31.1 million as of September 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The credit and capital markets have continued to deteriorate throughout 2008. Consistent with the Company’s investment policy guidelines, all five of the auction rate securities Cubist holds had AAA credit ratings at the time of purchase. In July 2008, all five auction rate securities the Company holds were downgraded by Fitch, with the lowest rating being A-. In October 2008, Fitch further downgraded three of the notes so that four of the notes remain investment grade. The lowest rated note has a principal value of $20.0 million and is rated BB, non-investment grade, by Fitch. S&P ratings for all auction rate securities held by cubist remain at AAA.

Given the complexity of the auction rate securities, the Company used internal analysis supported by analysis from an outside valuation firm, Houlihan Smith & Company Inc., to determine the fair value of these securities. The fair value of the auction rate securities is based on a complex financial model which takes several factors into consideration, including: (i) the structure of the note including the credit default swap reference portfolios, cash flows and collateral; (ii) the present value of future cash flows discounted using quarter end market rates and credit spreads; and (iii) quantitative and qualitative assumptions regarding default and recovery rates.

There are many factors which, in the future, could impact the valuation model resulting in a further decrease in estimated fair value. These factors include, but are not limited to, significant deterioration of the credit quality of the credit default swap reference entities or collateral, significant increases in market interest rates for similar securities, significant increases in actual default rates within the reference portfolios, and a significant decrease in actual default recovery rates.

Because the Company has the ability and intent to hold its investment in the auction rate securities until a recovery at fair value, which may be at maturity, the Company considers the unrealized loss to be temporary in nature. Based on its own analysis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008, notwithstanding the continuing deterioration of the credit and financial markets since September 30, 2008 and Fitch’s recent downgrades of three of the auction rate securities. The Company’s decision to record the impairment as temporary is based on the assessment of probability of principal recovery using an assessment of historical average cumulative corporate default rates associated with the existing credit ratings of the reference entities, as of September 30, 2008. The Company received subsequent information regarding credit events, as well as recovery rates, for three securities in the credit default swap reference portfolios that had experienced credit events.  The Company has considered this information in its analysis, and the information did not change its conclusion that the unrealized losses on the auction rate securities were temporary in nature. Significant changes in certain market conditions could, at some future date, cause Cubist to adjust the carrying value of these investments through an other-than-temporary impairment charge in its Consolidated Statement of Operations. Market factors which could change the Company’s assessment include: a significant increase in actual number of defaults of the underlying entities in the reference portfolios, increases in concentrated defaults per industry, significant deterioration of the average credit ratings of the underlying reference portfolios or significant deterioration of the collateral. Investment classification detail can be found in Note D. “Investments” in the Notes to the condensed consolidated financial statements.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments can consist of certificates of deposit, commercial paper, corporate bonds, U.S. Government securities, money market funds and auction rate securities. Our cash, cash equivalents and investments are held primarily with two financial institutions in the U.S.

Amounts due from Cardinal Health Inc. represented approximately 28% of the Company’s accounts receivable balances at both September 30, 2008 and December 31, 2007. Amounts due from Amerisource Bergen Drug Corporation represented approximately 27% and 32% of the Company’s accounts receivable balances at September 30, 2008 and December 31, 2007, respectively. Amounts due from McKesson Corporation represented approximately 21% and 20% of the Company’s accounts receivable balances at September 30, 2008 and December 31, 2007, respectively.

Revenues from Cardinal Health Inc. accounted for approximately 30% of total revenues for the three months ended both September 30, 2008 and 2007. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 29% and 28% of total revenues for the three months ended September 30, 2008 and 2007, respectively. Revenues from McKesson Corporation accounted for approximately 21% and 20% of total revenues for the three months ended September 30, 2008 and 2007, respectively.

Revenues from Cardinal Health Inc. accounted for approximately 30% and 32% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 29% and 30% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Revenues from McKesson Corporation accounted for approximately 21% and 20% of total revenues for the nine months ended September 30, 2008 and 2007, respectively.

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104, and Emerging Issues Task Force (EITF) Issue No. 00-21. Principal sources of revenue are sales of CUBICIN® (daptomycin for injection) in the U.S., revenues derived from sales of CUBICIN by Cubist’s international distribution partners, license fees and milestone payments that are derived from collaboration, license and distribution agreements with other biopharmaceutical companies, and service revenues derived from Cubist’s promotion and support of MERREM® I.V. (meropenem for injection). In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectability of the resulting receivable is reasonably assured and the Company has no further performance obligations.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $1.2 million and $0.6 million at September 30, 2008 and December 31, 2007, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks, customer rebates and wholesaler management fees are offset against accounts receivable and were $5.0 million and $3.9 million at September 30, 2008 and December 31, 2007, respectively. In the three months ended September 30, 2008 and 2007, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $7.1 million and $4.4 million, respectively. In the nine months ended September 30, 2008 and 2007, provisions for sales returns, chargebacks, rebates, wholesaler management fees and prompt-pay discounts that were offset against product revenues totaled $20.7 million and $11.5 million, respectively. The increase in the amount of reserves against accounts receivable, as well as provisions that were offset against product revenues, is primarily due to an increase in revenues from Cubist’s sales of CUBICIN.

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

Service Revenues

Cubist promotes and provides other support for MERREM I.V. in the United States under the Company’s Commercial Services Agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. The agreement includes a baseline annual payment to Cubist to be adjusted up or down based on actual sales. Cubist recognizes revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that it can receive under the agreement. The amount of revenue recognized is adjusted at the end of each period to reflect actual performance against the annual baseline sales amount. Cubist also earns a percentage of the gross profit on sales exceeding the annual baseline sales amount. Any such payment will be recognized upon Cubist’s receipt of an annual report from AstraZeneca, which is expected to be received one quarter in arrears.

Basic and Diluted Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income basic	$27,926	$20,023	$46,784	$40,114

Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,613	1,904	4,904	5,711
Debt issuance costs (excluding write-off relating to debt repurchase), net of tax	318	375	972	1,125
Net gain on debt repurchase, net of tax	—	—	(1,892)	—

Net income diluted	$29,857	$22,302	$50,768	$46,950

Shares used in calculating basic net income per common share	56,761,058	55,758,384	56,458,964	55,430,566

Effect of dilutive securities:
Options to purchase shares of common stock	1,449,682	1,889,371	1,398,583	1,911,041
Notes payable convertible into shares of common stock	9,749,430	11,374,335	9,974,782	11,374,335

Shares used in calculating diluted net income per common share	67,960,170	69,022,090	67,832,329	68,715,942

Net income per share, basic	$0.49	$0.36	$0.83	$0.72
Net income per share, diluted	$0.44	$0.32	$0.75	$0.68

The calculation of diluted net income per common share has been adjusted to reflect the repurchase of $50.0 million of the 2.25% convertible subordinated notes in February 2008 (see Note F.).

The following amounts were not included in the calculation of net income per share because their effects were antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Options to purchase shares of common stock	2,019,042	1,510,371	3,482,788	2,735,757
Notes payable convertible into shares of common stock	—	—	—	—

Comprehensive Income

For the three and nine months ended September 30, 2008 and 2007, comprehensive income is comprised of net income for the period and unrealized losses recognized on available-for-sale marketable securities.

The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Net income	$27,926	$20,023	$46,784	$40,114
(Increase) decrease in unrealized loss on investments	(7,140)	(6,818)	(16,373)	(6,818)
Comprehensive income	$20,786	$13,205	$30,411	$33,296

Recent Accounting Pronouncements

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”, or SFAS 128. FSP EITF 03-6-1 applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early adoption is not permitted. The Company does not expect EITF 03-6-1 to have a material impact on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted

Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, or APB 14. FSP APB 14-1 also clarifies that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (the equity component). This allocation is done by first determining the carrying amount of the liability component based on the fair value of a similar liability excluding the embedded conversion option, and then allocating to the embedded conversion option the excess of the initial proceeds ascribed to the convertible debt instrument over the amount allocated to the liability component. That excess is reported as a debt discount and subsequently amortized as interest cost over the instrument’s expected life using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. A cumulative effect adjustment must be recognized as of the beginning of the first period presented. Early adoption is not permitted. The provisions of FSP APB 14-1 apply to Cubist’s outstanding convertible debt. The Company is currently evaluating the effect that the adoption of FSP APB 14-1 will have on its results of operations and financial condition. Cubist expects that the adoption of FSP APB 14-1 will have a material impact on its results of operations and financial condition.

In April 2008, FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), and GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

In December 2007, FASB issued SFAS 141(R), which replaced SFAS 141, “Business Combinations”. SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial condition.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. SFAS 160 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial condition.

In November 2007, the EITF reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01. EITF 07-01 defines collaborative agreements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the effect that the adoption of EITF 07-01 will have on its results of operations and financial condition.

C.            BUSINESS AGREEMENTS

In July 2008, Cubist entered into an exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. (meropenem for injection), an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, Cubist will promote and provide other support for MERREM I.V. using its existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. The agreement establishes a baseline annual payment by AstraZeneca to the Company of $20.0 million, to be adjusted up or down based on actual sales. Cubist recognizes revenues related to its services agreement over each annual period of performance based on the estimated minimum annual payment amount that it can receive under the agreement. The amount of revenue recognized is adjusted at the end of each period to reflect actual performance against the annual baseline sales amount. Cubist also earns a percentage of the gross profit on sales exceeding the annual baseline sales amount. Any such payment will be recognized upon Cubist’s receipt of an annual report from AstraZeneca, which is expected to be received one quarter in arrears. The annual sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. The Company is obligated under the agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of sales representatives and clinical science directors. The term of the agreement extends through December 31, 2012, unless earlier terminated. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by Cubist if AstraZeneca conducts certain activities competitive with MERREM I.V. in the United States, or by either party: (i) without cause effective no earlier than January 1, 2010, (ii) in the event that the Company ceases to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also would terminate automatically upon a termination or reduction to non-exclusive of AstraZeneca’s right to market MERREM I.V. in the United States pursuant to an agreement between AstraZeneca’s affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on the Company from marketing, promoting, selling and engaging in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

In April 2008, Cubist entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which Cubist obtained an exclusive license for the development and commercialization of the intravenous formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. Pursuant to the terms of the agreement, Cubist paid Dyax a $15.0 million upfront payment which is included in research and development expense for the nine months ended September 30, 2008. Cubist will make an additional $2.5 million payment on December 31, 2008, which is included in research and development expense for the nine months ended September 30, 2008. Cubist may become obligated to pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. The Company is also obligated to pay Dyax tiered royalties based on any future sales of ecallantide by Cubist. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. Cubist will be responsible for all further development costs associated with ecallantide in the licensed indications for the Cubist territory. Dyax retains exclusive rights to ecallantide in all other indications, including its hereditary angioedema program, as well as for the manufacturing of ecallantide. Except under certain circumstances, Dyax will supply Cubist with ecallantide for Cubist’s development and commercialization. The agreement may be terminated by Cubist without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party. In October 2008, Cubist announced the top-line results of the ecallantide on-pump cardio thoracic surgery Phase 2 clinical trial known as Kalahari™ 1, which was terminated in June 2008 prior to its completion to focus resources on the design and initiation of a planned dose-ranging Phase 2 clinical trial. Cubist intends to launch a dose-ranging Phase 2 clinical trial in the same indication by the end of the year and also plans to conduct a second, parallel Phase 2 clinical trial in a surgical population at higher risk of bleeding.

D.            INVESTMENTS

Investments classified as held-to-maturity are carried in Cubist’s Condensed Consolidated Balance Sheets at amortized cost. Investments classified as available-for-sale are carried at fair value. Included in long-term investments at September 30, 2008 and December 31, 2007 are $58.1 million of auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, the Company treated these securities as short term, available-for-sale investments prior to the fourth quarter of 2007. Given the failed auctions, the Company has not considered the auction rate securities to be liquid since the fourth quarter of 2007 and has classified these securities as long-term investments. As a result, the Company has recorded temporary losses of $31.1 million as of September 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The credit and capital markets have continued to deteriorate throughout 2008. Consistent with the Company’s investment policy guidelines, all five of the auction rate securities Cubist holds had AAA credit ratings at the time of purchase. In July 2008, all five auction rate securities the Company holds were downgraded by Fitch, with the lowest rating being A-. In October 2008, Fitch further downgraded three of the notes so that four of the notes remain investment grade. The lowest rated note has a principal value of $20.0 million and is rated BB, non-investment grade by Fitch. S&P ratings for all auction rate securities remain at AAA.

The cost basis, gross unrealized gains and losses and fair value for these securities are as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized		Carrying	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value
	(in thousands)				(in thousands)
Auction rate securities	$58,100	$—	$(31,074)	$27,026	$58,100	$—	$(14,701)	$43,399
Total	$58,100	$—	$(31,074)	$27,026	$58,100	$—	$(14,701)	$43,399

Because the Company has the ability and intent to hold its investment in the auction rate securities until a recovery at fair value, which may be at maturity, the Company considers the unrealized loss to be temporary in nature. Based on its own analysis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008, notwithstanding the continuing deterioration of the credit and financial markets since September 30, 2008 and Fitch’s recent downgrades of three of the auction rate securities. The Company’s decision to record the impairment as temporary is based on the assessment of probability of principal recovery using an assessment of historical average cumulative corporate default rates associated with the existing credit ratings of the reference entities, as of September 30, 2008. The Company received subsequent information regarding credit events, as well as recovery rates, for three securities in the credit default swap reference portfolios that had experienced credit events. The Company has considered this information in its analysis, and the information did not change its conclusion that the unrealized losses on the auction rate securities were temporary in nature. Significant changes in certain market conditions could, at some future date, cause Cubist to adjust the carrying value of these investments through an other-than-temporary impairment charge in its Consolidated Statement of Operations. Market factors which could change the Company’s assessment include: a significant increase in actual number of defaults of the underlying entities in the reference portfolios, increases in concentrated defaults per industry, significant deterioration of the average credit ratings of the underlying reference portfolios or significant deterioration of the collateral.

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

The fair values of the Company’s financial assets carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above:

	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$141,820	$—	$—	$141,820
Auction rate securities	—	—	27,026	27,026
Total assets	$141,820	$—	$27,026	$168,846

Given the complexity of the auction rate securities, the Company used internal analysis supported by analysis from an outside valuation firm, Houlihan Smith & Company Inc., to determine the fair value of these securities. The fair value of the auction rate securities is based on a complex financial model which takes several factors into consideration, including: (i) the structure of the note including the credit default swap reference portfolios, cash flows and collateral; (ii) the present value of future cash flows discounted using quarter end market rates and credit spreads; and (iii) quantitative and qualitative assumptions regarding default and recovery rates. There are many factors which, in the future, could impact the valuation model resulting in a further decrease in estimated fair value. These factors include, but are not limited to, significant deterioration of the credit quality of the credit default swap reference entities or collateral, significant increases in market interest rates for similar securities, significant increases in actual default rates within the reference portfolios, and a significant decrease in actual default recovery rates.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis for which the Company used Level 3 or significant unobservable inputs for the three and nine months ended September 30, 2008 (in thousands).

	Auction Rate Securities
	Three Months ended September 30, 2008	Nine Months ended September 30, 2008

Beginning Balance	$34,166	$43,399
Unrealized loss included in other comprehensive income	(7,140)	(16,373)
Purchases, issuances and settlements	—	—
Transfers in/out of Level 3	—	—
Balance at September 30, 2008	$27,026	$27,026

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

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, 13,535,764 shares of common stock may be issued to employees, officers or consultants. Options under this plan are granted with exercise prices of no less than the fair market value on the grant date, vest ratably over a four-year period and expire ten years from the grant date. At September 30, 2008, there were 4,822,680 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 975,000 shares of common stock may be issued to members of the Company’s Board of Directors. Options under this plan are granted with exercise prices of no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At September 30, 2008, there were 353,750 shares available for future grant under this plan.

Summary of Employee Stock Purchase Plan

Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock—at pre-determined six-month intervals—at 85% of the lower of the fair market value at the beginning and end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. At September 30, 2008, there were 267,292 shares available for future grant under this plan.

Summary of SFAS 123(R) Expense

The effect of recording stock-based compensation in the Condensed Consolidated Statement of Operations for the three-month and six-month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands except per share data)

Stock-based compensation expense by type of award:
Employee stock options	$2,919	$2,477	$8,557	$7,658
Employee stock purchase plan	111	88	307	238
Total stock-based compensation	$3,030	$2,565	$8,864	$7,896

Effects on earnings per share:
Basic	$0.05	$0.05	$0.16	$0.14
Diluted	$0.04	$0.04	$0.12	$0.11

The carrying value of inventory in the Condensed Consolidated Balance Sheet for the nine months ended September 30, 2008 and the year ended December 31, 2007 includes stock-based compensation costs of $0.2 million.

Valuation Assumptions

The fair value of each share-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock option plans:
Expected stock price volatility	45%	45%	43%	48%
Risk free interest rate	3.0%	4.5%	2.9%	4.7%
Dividend yield	—	—	—	—
Expected life	4 years	4 years	4 years	4 years
Stock purchase plan:
Expected stock price volatility	30%	30%	30%	30%
Risk free interest rate	3.3%	4.9%	3.3%	4.9%
Dividend yield	—	—	—	—
Expected life	6 months	6 months	6 months	6 months

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

General Option Information

A summary of option activity for the nine months ended September 30, 2008 is as follows:

		Weighted
		Average Exercise
	Number	Price

Outstanding at beginning of period	7,636,411	$18.05
Granted	1,852,908	$18.54
Exercised	(575,424)	$10.89
Canceled	(525,479)	$24.66
Outstanding at end of period	8,388,416	$18.24

Options vested and exercisable as of September 30, 2008	4,863,385	$17.38

Weighted average grant-date fair value of options granted during the period		$7.25

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $6.1 million and $7.6 million, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2008 was $41.4 million. These options have a weighted average remaining contractual life of 7.1 years.

As of September 30, 2008, there was $21.9 million of total unrecognized compensation cost, net of estimate forfeitures, related to outstanding unvested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value of options vested and exercisable as of September 30, 2008 was $30.9 million. These options have a weighted average remaining contractual life of 6.0 years. The fair value of shares vested during the nine months ended September 30, 2008 was approximately $10.9 million.

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

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of its 2.25% Notes at an average price of approximately $93.69 per $100 of debt. Following these repurchases, $300.0 million principal amount of the 2.25% Notes remain outstanding. These repurchases reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.1 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in a net gain of $2.0 million. The gain is comprised of the $3.3 million difference between the purchase price of the notes and their face value recorded to other income (expense), offset by the write-off of debt issuance costs of $1.2 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.1 million recorded to general and administrative expense. The transaction was funded out of the Company’s working capital.

As of September 30, 2008, the fair market value of the 2.25% Notes was estimated by the Company to be $285.0 million. The estimated fair value of the 2.25% Notes was determined using quoted market rates.

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

H.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2008	2007
	(in thousands)
Accrued payroll	$1,032	$1,115
Accrued incentive compensation	5,234	4,424
Accrued bonus	6,718	5,645
Accrued benefit costs	3,200	2,056
Accrued clinical trials	1,605	193
Accrued interest	1,969	350
Accrued Illumigen acquisition costs	—	10,191
Accrued manufacturing costs	4,444	2,672
Accrued royalty	18,659	23,729
Accrued property and equipment	3,303	—
Other accrued costs	10,086	8,360
Total	$56,250	$58,735

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

Inventories consisted of the following at:

	September 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$11,504	$9,432
Work in process	4,482	2,858
Finished goods	3,395	6,443
	$19,381	$18,733

J.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30,	December 31,
	2008	2007
	(in thousands)
Building	$54,312	$43,385
Leasehold improvements	14,443	10,042
Laboratory equipment	16,500	15,251
Furniture and fixtures	1,628	1,500
Computer equipment	14,050	11,060
Construction in progress	1,538	1,194
	102,471	82,432
Less accumulated depreciation and amortization	(35,910)	(32,282)
Property and equipment, net	$66,561	$50,150

Property and equipment additions during the three and nine months ended September 30, 2008 consisted primarily of additions related to the construction of approximately 30,000 square feet of additional laboratory space at the Company’s R&D facility at 65 Hayden Avenue in Lexington, MA as well as costs related to building out additional leased space at the 55 and 45 Hayden Avenue building in Lexington, MA. All of such construction was substantially completed as of September 30, 2008. Additionally, during the nine months ended September 30, 2008, Cubist wrote-off $2.3 million of property being demolished at 65 Hayden Avenue, consisting primarily of office space and other furniture and fixtures, in order to accommodate the construction of additional laboratory space.

Depreciation and amortization expense was $1.6 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $4.3 million and $3.4 million for the nine months ended September 30, 2008 and 2007, respectively.

K.            INTANGIBLE ASSETS

Intangible assets consisted of the following at:

		September 30,	December 31,
		2008	2007
		(in thousands)
Patents		$2,627	$2,673
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		39,015	39,061
Less:	accumulated amortization – patents	(2,168)	(2,128)
	accumulated amortization – manufacturing rights	(1,563)	(1,250)
	accumulated amortization – acquired technology rights	(9,453)	(7,610)
	accumulated amortization – intellectual property	(5,376)	(5,375)
Intangible assets, net		$20,455	$22,698

In March 2005, Cubist issued to Eli Lilly & Co., or Eli Lilly, $20.0 million of its common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly on Cubist’s sales of CUBICIN. Cubist is amortizing the $20.0 million over approximately eleven years, which was the remaining life of the CUBICIN license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of each of the transactions. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly.

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

                Amortization expense was $0.8 million and $0.7 million for the three months ended  September 30, 2008 and 2007, respectively. Amortization expense was $2.2 million and $4.4 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense for the three and nine months ended September 30, 2007 includes amounts relating to the DSM manufacturing rights. The estimated aggregate amortization of intangible assets as of September 30, 2008 for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2008	$734
2009	2,937
2010	2,937
2011	2,521
2012	2,521
2013 and thereafter	8,805
$20,455

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

M.          INCOME TAXES

The effective tax rates for the nine months ended September 30, 2008 and 2007 were 4.4% and 3.3%, respectively. The effective tax rates for the nine months ended September 30, 2008 and 2007 relate to federal alternative minimum tax expense and state tax expense. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company’s income or loss, and one time activities occurring during the period. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of the Company’s deferred tax assets have a full valuation allowance recorded against them. Based on management’s review of the Company’s historical tax position and operational results, realization of Cubist’s deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. The Company had a significant valuation allowance at September 30, 2008. Management will continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should management determine the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of the FASB Statement 109”, or FIN 48. There were no adjustments to retained earnings as a result of the implementation of FIN 48. The Company’s only adjustment for uncertain tax positions relates to a $2.0 million adjustment to research and development tax credit carryforwards, relating to issues that were identified in the context of a state tax examination. This adjustment to the credit carryforwards did not impact the Company’s retained earnings or Condensed Consolidated Statement of Operations, as there is a full valuation allowance recorded against the deferred tax asset. The Company is in the process of conducting a study of its research and development carryforwards. This study may result in additional changes to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against these carryforwards, any adjustment to the credit carryforwards upon completion of this study would be offset by a corresponding adjustment to the valuation allowance. As a result, there would be no impact to the Condensed Consolidated Balance Sheet or Statement of Operations.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. At September 30, 2008 and December 31, 2007, the Company did not have any interest or penalties accrued related to uncertain tax positions.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference forward-looking statements, including the statements described below. In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,” ‘‘will,” ‘‘could,” ‘‘should,” ‘‘would,” ‘‘expect,” ‘‘anticipate,” ‘‘continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled “Risk Factors” in this Quarterly Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report, and we caution readers not to place undue reliance on such statements. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•                  our expectations regarding development time lines and regulatory authority approval for and oversight of CUBICIN or our drug candidates;

•                  our expectations regarding payments to be received by us under our exclusive agreement with AstraZeneca for the promotion of MERREM I.V.;

•                  our expectations regarding our collaboration with Dyax, including the development and commercial potential of ecallantide for the prevention of blood loss during surgery and the costs and expenses related thereto;

•                  our expected research and development investments and expenses and gross margins;

•                  our expectations regarding our personnel needs;

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

•                  our expectations regarding the payment of dividends; and

•                  our business strategy and our expectations regarding general business conditions and growth in the biopharmaceutical industry.

Overview

Cubist is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Prior to July 2008, we had marketed only our own product, CUBICIN, which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous (IV) antibiotic with proven activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

Cubist’s net product sales of CUBICIN for the three and nine months ended September 30, 2008 were $110.6 million and $299.9 million, respectively, as compared to $76.3 million and $205.3 million in the three and nine months ended September 30, 2007, respectively. Net income for the three months ended September 30, 2008 was $27.9 million or $0.49 and $0.44 per basic and diluted share, respectively. Net income for the nine months ended September 30, 2008 was $46.8 million or $0.83 and $0.75 per basic and diluted share, respectively. Net income for the three months ended September 30, 2007 was $20.0 million or $0.36 and $0.32 per basic and diluted share, respectively. Net income for the nine months ended September 30, 2007 was $40.1 million or $0.72 and $0.68 per basic and diluted share, respectively.

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

In July 2008, we entered into an exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, we will promote and provide other support for MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. The agreement establishes a baseline annual payment by AstraZeneca to us of $20.0 million, to be adjusted up or down based on actual sales. We recognize revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the agreement. The amount of revenue recognized is adjusted at the end of each period to reflect actual performance against the annual baseline sales amount. We also earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. Any such payment will be recognized upon our receipt of an annual report from AstraZeneca, which is expected to be received one quarter in arrears. The annual sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. We are obligated under the agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of sales representatives and clinical science directors. The term of the agreement extends through December 31, 2012, unless earlier terminated. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by us if AstraZeneca conducts certain activities competitive with MERREM I.V. in the United States, or by either party: (i) without cause effective no earlier than January 1, 2010, (ii) in the event that we cease to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also would terminate automatically upon a termination or reduction to non-exclusive of AstraZeneca’s right to market MERREM I.V. in the United States pursuant to an agreement between AstraZeneca’s affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on our rights to market, promote, sell and engage in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

We have focused our pipeline building efforts on opportunities that leverage our anti-infective and acute-care discovery, development, regulatory, and commercialization expertise. In addition, we currently have multiple anti-infective programs approaching the Investigational New Drug Application, or IND, filing stage preparatory to clinical trials. In April 2008, we entered into a license and collaboration agreement with Dyax pursuant to which we obtained an exclusive license for the development and commercialization of the intravenous formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. Pursuant to the terms of the agreement, we paid Dyax a $15.0 million upfront payment which is included in research and development expense for the nine months ended September 30, 2008. We will make an additional $2.5 million payment on December 31, 2008, which is included in research and development expense for the nine months ended September 30, 2008. We may pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. We are also obligated to pay Dyax tiered royalties based on any future sales of ecallantide by us. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. We will be responsible for all further development costs associated with ecallantide in the licensed indications for the Cubist territory. Dyax retains exclusive rights to ecallantide in all other indications, including its hereditary angioedema program, as well as for the manufacturing of ecallantide. Except under certain circumstances, Dyax will supply us with ecallantide for development and commercialization. The agreement may be terminated by us without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party. In October 2008, Cubist announced the top-line results of the ecallantide on-pump cardio thoracic surgery Phase 2 clinical trial known as Kalahari™ 1, which was terminated in June 2008 to focus resources on the design and initiation of a planned dose-ranging Phase 2 clinical trial. Cubist intends to launch a dose-ranging Phase 2 clinical trial in the same indication by the end of the year and also plans to conduct a second, parallel Phase 2 clinical trial in a surgical population at higher risk of bleeding.

Since our inception, we incurred net losses in every fiscal period until the third quarter of 2006, principally as a result of research and development efforts, preclinical testing, clinical trials, and administrative costs. As of September 30, 2008, we had an accumulated deficit of $389.3 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues

The following table sets forth revenues for the three months ended September 30, 2008 and 2007:

	Three months ended
	September 30,
	2008	2007	% Change
	(in millions)
U.S. product revenues, net	$109.2	$75.4	45%
International product revenues	1.4	0.9	48%
Service revenues	1.4	—	N/A
Other revenues	0.4	3.5	-89%
Total revenues, net	$112.4	$79.8	41%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $110.6 million and $76.3 million in the three months ended September 30, 2008 and 2007, respectively. Gross revenues from sales of CUBICIN totaled $117.7 million and $80.7 million for the three months ended September 30, 2008 and 2007, respectively, and were offset by $7.1 million and $4.4 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in U.S. product revenues, net was primarily due to increased U.S. customer volume, as well as an 8.0% price increase for CUBICIN in January 2008. International product revenues for the three months ended September 30, 2008 and 2007 consisted primarily of CUBICIN product sales to Novartis AG, or Novartis.

We generally do not allow wholesalers to stock CUBICIN. We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end-users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product. We pay certain wholesalers various fees for data supply and administration services. Net product revenue is reduced by any such fees.

Service Revenues

Service revenues for the three months ended September 30, 2008 were $1.4 million. This represents revenue related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM® I.V. This revenue is recognized over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the contract. This amount will be adjusted at the end of each period to reflect actual performance against the annual baseline sales amount. We expect to recognize a significantly higher amount of service revenue in the fourth quarter of 2008.

Other Revenues

Other revenues for the three months ended September 30, 2008 were $0.4 million as compared to $3.5 million for the three months ended September 30, 2007. Included in other revenues for the three months ended September 30, 2008 is revenue related to amortization of license fees received from our international distribution partners for CUBICIN, AstraZeneca AB, Merck & Co. and TTY BioPharm. Other revenues for the three months ended September 30, 2007 primarily consisted of revenue related to payments totaling $3.0 million under our license agreement with Novartis. These payments were received as a result of regulatory approvals for an expanded CUBICIN label in the EU.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended September 30, 2008 and 2007:

	Three months ended
	September 30,
	2008	2007	% Change
	(in millions)
Cost of product revenues	$23.5	$17.2	37%
Research and development	28.6	17.9	60%
Sales and marketing	22.2	18.0	23%
General and administrative	9.4	8.5	10%
Total costs and expenses	$83.7	$61.6	36%

Cost of Product Revenues

Cost of product revenues were $23.5 million and $17.2 million for the three months ended September 30, 2008 and 2007, respectively. Our gross margin for the three months ended September 30, 2008 was 79% as compared to 77% for the three months ended September 30, 2007. The increase in our gross margin is primarily due to an 8.0% CUBICIN price increase in January 2008, offset by a higher amount of royalty expense due to higher CUBICIN sales. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $0.6 million for both of the three month periods ended September 30, 2008 and 2007.

As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expense

Total research and development expense in the three months ended September 30, 2008 was $28.6 million as compared to $17.9 million in the three months ended September 30, 2007, an increase of $10.7 million, or 60%. The increase in research and development expenses was due primarily to (i) an increase of $2.9 million in clinical and non-clinical studies due to the a higher number of studies underway for CUBICIN, ecallantide and our pre-clinical pipeline candidates; (ii) an increase of $2.9 million due to the cost of material to advance our programs currently under pre-clinical and clinical development and to perform testing and improve our current manufacturing processes; (iii) an increase of $2.3 million due to increased contract research organization, or CRO, activity and laboratory supplies and equipment expense as we support a higher number of pre-clinical and clinical programs; and (iv) an increase of $1.9 million in payroll, benefits, travel, and other employee related expenses due to an increase in headcount in our research and development organization.

We expect to continue incurring substantial research and development expenses related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) clinical testing of ecallantide and pre-clinical and clinical testing of our Gram-negative and Clostridium difficile associated diarrhea, or CDAD, programs and our Hepatitis C Virus, or HCV, preclinical compound; (iii) regulatory matters; and (iv) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended September 30, 2008 was $22.2 million as compared to $18.0 million in the three months ended September 30, 2007, an increase of $4.2 million, or 23%. The increase in sales and marketing expense is primarily related to an increase of $5.2 million in payroll (including incentive compensation), benefits, travel, and other employee related expenses due to the hiring of additional field sales personnel in the first quarter of 2008. This increase was partially offset by a decrease of $0.7 million in marketing expense.

General and Administrative Expense

General and administrative expense in the three months ended September 30, 2008 was $9.4 million as compared to $8.5 million in the three months ended September 30, 2007, an increase of $0.9 million, or 10%. This increase is primarily due to (i) an increase of $1.4 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount in our general and administrative operations, and (ii) an increase of $0.5 million in rent expense due to the leasing of additional space and the 45 and 55 Hayden Avenue building at our headquarters in Lexington, MA. These increases were partially offset by a decrease of $0.9 million in professional services due to lower legal expense in the three months ended September 30, 2008.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008	2007	% Change
	(in millions)
Interest income	$2.5	$4.8	-48%
Interest expense	(2.0)	(2.4)	-14%
Other income (expense)	0.1	—	N/A
Total other income, net	$0.6	$2.4	-76%

Interest income in the three months ended September 30, 2008 was $2.5 million as compared to $4.8 million in the three months ended September 30, 2007, a decrease of $2.3 million, or 48%. The decrease in interest income is due primarily to lower rates of return on our investments caused by unsettled capital market conditions. Interest expense in the three months ended September 30, 2008 was $2.0 million as compared to $2.4 million in the three months ended September 30, 2007, a decrease of $0.3 million, or 14%. The decrease in interest expense is due to a lower debt balance in the three months ended September 30, 2008 as a result of the repurchase of $50.0 million of our 2.25% Notes, in February 2008.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2008 and 2007 was 4.7% and 3.3%, respectively. The effective tax rate for the three months ended September 30, 2008 and 2007 relates to federal alternative minimum tax expense and state tax expense. We, along with our U.S. subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of our deferred tax assets have a full valuation allowance recorded against them. We continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should we determine the valuation allowance is no longer required, a significant tax benefit would be recorded in the financial period of the change in determination.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues

The following table sets forth revenues for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007	% Change
	(in millions)
U.S. product revenues, net	$294.6	$201.2	46%
International product revenues	5.3	4.1	28%
Service revenues	1.4	—	N/A
Other revenues	1.2	3.7	-68%
Total revenues, net	$302.5	$209.0	45%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $299.9 million and $205.3 million in the nine months ended September 30, 2008 and 2007, respectively. Cubist’s gross revenues from sales of CUBICIN totaled $320.6 million and $216.8 million for the nine months ended September 30, 2008 and 2007, respectively, and were offset by $20.7 million and $11.5 million of allowances for sales returns, Medicaid rebates, chargebacks, prompt-pay discounts, wholesaler management fees and customer rebates. The increase in U.S. product revenues, net was primarily due to increased U.S. customer volume, as well as an 8.0% price increase for CUBICIN in January 2008. International product revenues for the nine months ended September 30, 2008 and 2007 consisted primarily of CUBICIN product sales to Novartis.

Service Revenues

Service revenues for the nine months ended September 30, 2008 were $1.4 million. This represents revenue related to Cubist’s exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM® I.V. This revenue is recognized over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the contract. This amount will be adjusted at the end of each period to reflect actual performance against the annual baseline sales amount. We expect to recognize a significantly higher amount of service revenue in the fourth quarter of 2008.

Other Revenues

Other revenues for the nine months ended September 30, 2008 were $1.2 million as compared to $3.7 million for the nine months ended September 30, 2007. Included in other revenues for the nine months ended September 30, 2008 is revenue related to amortization of license fees received from our international distribution partners for CUBICIN, AstraZeneca AB, Merck & Co. and TTY BioPharm. Other revenues for the nine months ended September 30, 2007 primarily consist of revenue related to payments totaling $3.0 million under our license agreement with Novartis. The payments were received as a result of regulatory approvals for an expanded CUBICIN label in the EU. Also included in other revenues for the nine months ended September 30, 2007 is the amortization of license fees received from AstraZeneca and Merck.

Costs and Expenses

The following table sets forth costs and expenses for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
	2008	2007	% Change
	(in millions)
Cost of product revenues	$65.6	$49.7	32%
Research and development	96.2	50.9	89%
Sales and marketing	64.3	49.0	31%
General and administrative	31.3	24.0	30%
Total costs and expenses	$257.4	$173.6	48%

Cost of Product Revenues

Cost of product revenues were $65.6 million and $49.7 million for the nine months ended September 30, 2008 and 2007, respectively. Our gross margin for the nine months ended September 30, 2008 was 78% as compared to 76% for the nine months ended September 30, 2007. The increase in our gross margin is primarily due to the use of a single source, lower-priced supplier of API as well as an 8.0% CUBICIN price increase in January 2008, offset by a higher amount of royalty expense due to higher sales of CUBICIN. Included in our cost of product revenues are royalties owed to Eli Lilly on net sales of CUBICIN under our license agreement with Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in exchange for a 2% reduction in the royalties payable to Eli Lilly. In 2003, we issued to Eli Lilly $8.0 million of our common stock in exchange for a 1% reduction in the royalties payable to Eli Lilly. We also issued 38,922 shares of our common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. These amounts have been capitalized on our balance sheet as intangible assets and are amortized to cost of product revenues over the remaining life of our license agreement with Eli Lilly. Amortization included in cost of product revenues related to these expenses was $1.8 million for both of the nine month periods ended September 30, 2008 and 2007.

Research and Development Expense

Total research and development expense in the nine months ended September 30, 2008 was $96.2 million as compared to $50.9 million in the nine months ended September 30, 2007, an increase of $45.3 million, or 89%. The increase in research and development expenses was due primarily to (i) an increase of $15.0 million in licenses and collaborations expense primarily due to our agreement with Dyax; (ii) an increase of $8.9 million in clinical and non-clinical studies due to the higher number of studies underway; (iii) an increase of $8.1 million due to the cost of material to advance our programs currently under development and to perform testing and improve our current manufacturing processes; (iv) an increase of $6.1 million in CRO activity and laboratory supplies and equipment expense as we support a higher number of programs; (v) an increase of $4.2 million in payroll, benefits, travel, and other employee related expenses due to an increase in headcount; and (vi) a one-time charge of $1.8 million in expense related to the write-off of property that was demolished at our main building at 65 Hayden Avenue to support the build-out of new laboratory space.

Sales and Marketing Expense

Sales and marketing expense in the nine months ended September 30, 2008 was $64.3 million as compared to $49.0 million in the nine months ended September 30, 2007, an increase of $15.4 million, or 31%. The increase in sales and marketing expense is primarily related to (i) an increase of $14.0 million in payroll (including incentive compensation), benefits, travel, and other employee related expenses due to the hiring of additional field sales personnel in the first quarter of 2008; and (ii) an increase of $0.5 million in both marketing and medical education expense to support sales of CUBICIN.

General and Administrative Expense

General and administrative expense in the nine months ended September 30, 2008 was $31.3 million as compared to $24.0 million in the nine months ended September 30, 2007, an increase of $7.3 million, or 30%. This increase is primarily due to (i) an increase of $5.1 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (ii) an increase of $1.4 million in rent expense due to the leasing of additional space at 45 and 55 Hayden Avenue; and (iii) a one-time charge of $0.5 million in facilities expense due to the write-off of property being demolished at 65 Hayden Avenue to support the build-out of new laboratory space.

Other Income (Expense), net

The following table sets forth other income (expense), net for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
	2008	2007	% Change
	(in millions)
Interest income	$7.8	$13.2	-41%
Interest expense	(7.3)	(7.1)	4%
Other income (expense)	3.4	—	N/A
Total other income, net	$3.9	$6.1	-36%

Interest income in the nine months ended September 30, 2008 was $7.8 million as compared to $13.2 million in the nine months ended September 30, 2007, a decrease of $5.4 million, or 41%. The decrease in interest income is due primarily to lower rates of return on our investments caused by unsettled capital market conditions. Interest expense in the nine months ended September 30, 2008 was $7.3 million as compared to $7.1 million, an increase of $0.2 million, or 4%. The increase in interest expense is primarily due to the write-off of approximately $1.2 million of debt issuance costs related to the repurchase of $50.0 million of the 2.25% Notes in February 2008, offset by a lower amount of interest expense as a result of a lower debt balance following the debt repurchase.

Other income for the nine months ended September 30, 2008 was $3.4 million and primarily consists of the difference between the purchase price and face value of the $50.0 million of 2.25% Notes that we repurchased in privately negotiated transactions in February 2008. The 2.25% Notes were repurchased at prices below face value plus accrued interest and transaction fees of $0.1 million. The repurchase resulted in a net gain of $2.0 million. The gain on the repurchase is comprised of the $3.3 million, recorded to other income (expense), offset by the write-off of debt issuance costs of $1.2 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.1 million, recorded to general and administrative expense.

Provision for Income Taxes

Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 4.4% and 3.3%, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 relates to federal alternative minimum tax expense and state tax expense. We, along with our U.S. subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. All of our deferred tax assets have a full valuation allowance recorded against them. We continue to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. Should we determine the valuation allowance is no longer required, a significant tax benefit would be recorded in the financial period of the change in determination.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

We incurred net losses since our inception until the third quarter of 2006, principally as a result of research and development efforts including pre-clinical testing and clinical trials. As of September 30, 2008, we had an accumulated deficit of $389.3 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities. Our total cash, cash equivalents and investments at September 30, 2008 were $373.1 million as compared to $398.2 million at December 31, 2007. Based on our current business plan, including payments that we anticipate receiving from AstraZeneca for the promotion of MERREM I.V., we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be distressed.

Net cash provided by operating activities was $60.6 million in the nine months ended September 30, 2008 as compared to cash provided by operating activities of $59.3 million in the nine months ended September 30, 2007. Net cash provided by operating activities in the nine months ended September 30, 2008 includes our net income of $46.8 million increased by non-cash charges of $18.8 million. These non-cash charges primarily consist of a $2.3 million write-off of property demolished at 65 Hayden Avenue in Lexington, MA to support a new laboratory, a $2.0 million net gain on the repurchase of our 2.25% Notes, $6.5 million of depreciation and amortization expense, $8.9 million of stock based compensation expenses and $2.0 million in expense associated with our 401(k) company match that is made in the form of shares of our common stock. Net cash provided by operating activities in the nine months ended September 30, 2007 includes our net income for the period of $40.1 million increased by non-cash charges of $17.9 million that primarily consist of $7.7 million of depreciation and amortization expense, $8.0 million of stock based compensation expenses and $1.6 million in expense associated with our 401(k) company match that is made in the form of shares of Cubist common stock. Uses of cash in the nine months ended September 30, 2008 include an increase of $11.8 million in accounts receivable due to increased sales of CUBICIN as well as an increase of $1.2 million in prepaid expenses and other current liabilities. These uses of cash were offset by an increase of $7.2 million in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses is primarily related to the timing of bonus and incentive compensation payouts and the timing of royalties paid to Eli Lilly related to sales of CUBICIN. Uses of cash in the nine months ended September 30, 2007 include an increase of $7.8 million in accounts receivable. This use of cash was offset by a $5.6 million increase in deferred revenue primarily due to the receipt of a $6.0 million upfront payment from Merck, a $7.5 million increase in accounts payable and accrued liabilities and a $0.7 million decrease in inventory (net of non-cash DSM amortization expense) due to increased sales of CUBICIN.

Net cash used in investing activities in the nine months ended September 30, 2008 was $30.0 million, compared to net cash provided by investing activities of $202.7 million for the nine months ended September 30,

2007. Cash used in investing activities during the nine months ended September 30, 2008 consists of cash outflows for purchases of property and equipment as well as the payment of $10.2 million to former shareholders of Illumigen. Cash provided by investing activities during the nine months ended September 30, 2007 represents cash inflows from the maturity of securities, offset by purchases of securities and property and equipment. Cash outflows for purchases of property and equipment during the nine months ended September 30, 2008, were $19.7 million compared to $3.1 million during the nine months ended September 30, 2007. Property and equipment additions during the nine months ended September 30, 2008 consisted primarily of assets related to the construction of approximately 30,000 square feet of additional laboratory space at our main building at 65 Hayden Avenue in Lexington, MA as well as expenses related to building out additional leased space at the 55 and 45 Hayden Avenue building in Lexington, MA. Property and equipment additions during the nine months ended September 30, 2007 consisted primarily of lab equipment and computer software. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Net cash of $39.4 million was used in financing activities in the nine months ended September 30, 2008 as compared to $8.9 million provided by financing activities during the nine months ended September 30, 2007. Cash used in financing activities for the nine months ended September 30, 2008 primarily consisted of $46.8 million of cash used to repurchase $50.0 million of our 2.25% Notes, offset by $7.5 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan. Cash provided by financing activities during the nine months ended September 30, 2007 primarily consisted of $9.2 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

We currently hold $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, we treated these securities as short term, available-for-sale investments prior to the fourth quarter of 2007. Given the failed auctions, we have not considered the auction rate securities to be liquid since the fourth quarter of 2007 and have classified these securities as long-term investments. As a result, we have recorded temporary losses of $31.1 million as of September 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The credit and capital markets have continued to deteriorate throughout 2008. Consistent with our investment policy guidelines, all five of the auction rate securities we hold had AAA credit ratings at the time of purchase. In July 2008, all five auction rate securities we hold were downgraded by Fitch, with the lowest rating being A-. In October 2008, Fitch further downgraded three of the notes so that four of the notes remain investment grade. The lowest rated note has a principal value of $20.0 million and is rated BB, non-investment grade by Fitch. S&P ratings for all auction rate securities remain at AAA. We received subsequent information regarding credit events, as well as recovery rates, for three securities in the credit default swap reference portfolios that had experienced credit events.  We have considered this information in our analysis, and the information did not change our conclusion that the unrealized losses on the auction rate securities were temporary in nature. In the event that we need to access these funds, we do not expect to be able to access these funds until a future auction on these investments is successful or until they reach their underlying maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Commitments

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balances, for which we cannot reasonably predict future payment. The following summarizes our significant contractual obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or	2-3	4-5	More than
	less	Years	Years	5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$300.0	$—	$300.0
Interest on subordinated convertible notes	6.7	13.5	13.5	—	33.7
Operating leases, net of sublease income	4.2	8.9	8.7	11.2	33.0
Inventory purchase obligations	27.9	41.6	45.0	21.3	135.8
Royalty payments due	18.7	—	—	—	18.7
Payment due to Dyax	2.5	—	—	—	2.5
Other purchase obligations	1.5	—	—	—	1.5
Total contractual cash obligations	$61.5	$64.0	$367.2	$32.5	$525.2

The subordinated convertible notes consist of $300.0 million aggregate principal amount of the 2.25% Notes. These notes require semi-annual interest payments through maturity.

Our operating leases as of September 30, 2008 consisted of approximately 151,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts pursuant to a term lease that expires in April 2016, 24,000 square feet of commercial space at 24 Emily Street in Cambridge, Massachusetts pursuant to a term lease that expired on September 30, 2008 and 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts pursuant to a term lease that expires in December 2010. We subleased the space located at 24 Emily Street for a term that coincided with the September 2008 lease expiration. We have subleased the space located at 148 Sidney Street through October 2010.

The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The royalty payments listed above represent royalties owed to Eli Lilly on sales of CUBICIN. The payment due to Dyax listed above represents the $2.5 million payment we will make to Dyax in December 2008. The other purchase obligations listed above represent future payments for clinical trial expenses.

Critical Accounting Policies, Significant Judgments and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; inventories; accrued clinical research costs; investments; long-lived assets; income taxes; and accounting for stock-based compensation.

As noted earlier in the Notes to the Condensed Consolidated Financial Statements, Cubist adopted the provisions of SFAS 157 for its financial assets and financial liabilities in the first quarter of 2008. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159. Other than the partial adoption of SFAS 157, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 29, 2008, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 10-K. For more information on our other critical accounting policies, refer to our 2007 10-K. There have been no changes to these policies since December 31, 2007. Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

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

We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We currently hold $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, we treated these securities as short term, available-for-sale investments prior to the fourth quarter of 2007. Given the failed auctions, we have not considered the auction rate securities to be liquid since the fourth quarter of 2007 and have classified these securities as long-term investments. As a result, we have recorded temporary losses of $31.1 million as of September 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The credit and capital markets have continued to deteriorate throughout 2008. Consistent with our investment policy guidelines, all five of the auction rate securities we hold had AAA credit ratings at the time of purchase. In July 2008, all five auction rate securities we hold were downgraded by Fitch, with the lowest rating being A-. In October 2008, Fitch further downgraded three of the notes so that four of the notes remain investment grade. The lowest rated note has a principal value of $20.0 million and is rated BB, non-investment grade by Fitch. S&P ratings for all auction rate securities remain at AAA.

 Given the complexity of the auction rate securities, we used internal analysis supported by analysis from an outside valuation firm, Houlihan Smith & Company Inc. , to determine the fair value of these securities. The fair value of the auction rate securities is based on a complex financial model which takes several factors into consideration, including: (i) the structure of the note including the credit default swap reference portfolios, cash flows and collateral; (ii) the present value of future cash flows discounted using quarter end market rates and credit spreads; and (iii) quantitative and qualitative assumptions regarding default and recovery rates. There are many factors which, in the future, could impact the valuation model resulting in a further decrease in estimated fair value. These factors include, but are not limited to, significant deterioration of the credit quality of the credit default swap reference entities or collateral, significant increases in market interest rates for similar securities, significant increases in actual default rates within the reference portfolios, and a significant decrease in actual default recovery rates.

Because we have the ability and intent to hold our investment in the auction rate securities until a recovery at fair value, which may be at maturity, we consider the unrealized loss to be temporary in nature. Based on our own analysis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008, notwithstanding the continuing deterioration of the credit and financial markets since September 30, 2008 and Fitch’s recent downgrades of three of the auction rate securities. Our decision to record the impairment as temporary is based on the assessment of probability of principal recovery using an assessment of historical average cumulative corporate default rates associated with the existing credit ratings of the reference entities, as of September 30, 2008. We received subsequent information regarding credit events, as well as recovery rates, for three securities in the credit default swap reference portfolios that had experienced credit events.  We have considered this information in our analysis, and the information did not change our conclusion that the unrealized losses on the auction rate securities were temporary in nature. Significant changes in certain market conditions could, at some future date, cause us to adjust the carrying value of these investments through an other-than-temporary impairment charge in its Consolidated Statement of Operations. Market factors which could change our assessment include: a significant increase in actual number of defaults of the underlying entities in the reference portfolios, increases in concentrated defaults per industry, significant deterioration of the average credit ratings of the underlying reference portfolios or significant deterioration of the collateral.

As of September 30, 2008, the fair market value of the 2.25% Notes was estimated by us to be $285.0 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. The interest rates on the 2.25% Notes are fixed and are therefore not subject to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Cubist maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Cubist’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the

Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although we have been successful in our commercialization of CUBICIN to date, we cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI and S. aureus bacteremia. Further, CUBICIN currently competes with a number of existing anti-infective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against new anti-infective drugs whose approval is anticipated to occur in the near future and others that are in development at other companies.

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

•                  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

•                  our ability to educate the medical community about the safety and efficacy of CUBICIN in compliance with FDA and other government rules and regulations;

•                  the reimbursement policies of government and third-party payors;

•                  the level of access that our sales force has to physicians who are likely to prescribe CUBICIN;

•                  the market price of CUBICIN as compared to alternative therapies and physicians and third party payors’ attitudes towards the relative value of CUBICIN versus other therapies;

•                  our ability to continue to successfully sell CUBICIN in the U.S. as we begin promoting MERREM I.V. in the U.S. using the same sales force; and

•                  our international partners’ efforts and their success in selling CUBICIN in their respective territories.

Because our primary source of revenues is CUBICIN, any impediment to the success of CUBICIN would have a significant effect on our business and financial results.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of CUBICIN, our drug candidates and our research technologies. In addition, third parties from which we license proprietary rights or obtain other types of rights to develop and/or commercialize marketed products, including AstraZeneca, in the case of MERREM I.V., our drug candidates and our research technologies may not be able to obtain, maintain or protect such proprietary rights.

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

The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. In addition, the FDA is reviewing an NDA for the Gram-positive agent telavancin (submitted by Theravance, Inc., or Theravance, whose partner for telavancin is Astellas Pharma US, Inc.). Telavancin received an approvable letter in October 2007. The FDA accepted Theravance’s response to the telavancin approvable letter in March 2008, setting a Prescription Drug User Fee Act, or PDUFA, date of July 21, 2008. On July 21, 2008 Theravance announced that the FDA has not yet made a decision regarding the telavancin NDA. An Anti-Infective Drugs Advisory Committee, or AIDAC, meeting is scheduled for November 19, 2008 to review the telavancin NDA. The FDA also is reviewing ceftobiprole, a broad spectrum agent with MRSA activity (NDA submitted in May 2007 by a division of Johnson & Johnson).  Johnson & Johnson announced that its Complete Response (to the Approvable Letter received by Johnson & Johnson in March 2008) was accepted in September 2008 as a Class two Complete Response, thereby setting a PDUFA date in March 2009. In February 2008, Targanta Therapeutics Corporation announced that it had submitted an NDA to the FDA for oritavancin to be used for the treatment of cSSSI caused by Gram-positive bacteria, including MRSA. An AIDAC meeting is scheduled for November 19, 2008 to review the oritavancin NDA. In March 2008, Arpida Ltd. announced that it had filed an NDA with the FDA seeking approval of iclaprim, a broad-spectrum agent with MRSA activity in cSSSI. An AIDAC meeting is schedule for November 20, 2008 to review the iclaprim NDA. Some or all of these agents may be approved and marketed in the near future and could compete with CUBICIN. Other antibiotics in clinical development could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

MERREM faces competition in the United States from commercially available drugs such as Primaxin® I.V., marketed by Merck as well as Doribax®, marketed by Ortho-McNeil, a Johnson & Johnson company. In particular, Primaxin I.V. has been a widely used and well known antibiotic for over 20 years (approved in 1986). Doribax was recently approved by the FDA in October 2007 for two indications (complicated intra-abdominal infections and complicated urinary tract infections, including pyelonephritis). In August 2008, the FDA issued a Complete Response letter outlining the actions necessary to address outstanding issues with the supplemental NDA for use of Doribax in patients with nosocomial pneumonia, including ventilator-associated pneumonia.

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

In order to offset the risk of a single-source API supplier, we currently hold a safety stock of API in addition to what is stored at ACS. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock, would heighten the risk that we face from having only one supplier of API.

In addition, we do not have the capability to manufacture or supply our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira Worldwide, Inc., or Hospira, and Oso Biopharmaceuticals Manufacturing, LLC (successor-in-interest to Catalent Pharma Solutions, LLC), or Oso, to manufacture and supply to us finished drug product.

If Hospira, Oso, or, in particular, ACS, experiences any significant difficulties in its respective manufacturing processes for CUBICIN API or finished drug product, including any difficulties with their raw materials, or if they have significant problems with their businesses, whether as a result of the current credit and financial crisis or otherwise, we could experience significant interruptions in the supply of CUBICIN. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN to one or more other suppliers in an effort to deal with these or other difficulties with our current suppliers.

Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the United States for finishing, packaging and labeling. Each shipment of our API is of significant value, and while in transit, it could be lost or damaged. Moreover, at any time after shipment to the United States, our API could be lost or damaged as it is stored at our warehouser, Integrated Commercialization Solutions, Inc., or ICS, and moves through our finished product manufacturers. We have taken risk mitigation steps and have purchased insurance to protect against such loss or damage. However, depending on when in this process the API is lost or damaged, we may have limited recourse for recovery against our finished product manufacturers or insurers and could experience significant interruptions with the supply of CUBICIN. As a result, our financial performance could be impacted by any such loss or damage to our API. We are also subject to financial risk from volatile fuel costs due to shipping CUBICIN API to the United States, as well as shipping of finished product within the United States and to our international distribution partners for packaging, labeling and distribution.

We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. In any such event in Italy, the supply of CUBICIN API stored at ACS could be impacted.

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

If we are unable to maintain satisfactory sales and marketing capabilities, we may not continue to succeed in commercializing CUBICIN or succeed in our promotion activities with respect to MERREM I.V.

We cannot guarantee that we will continue to be successful in marketing CUBICIN or will be successful in marketing MERREM I.V. or that the marketing of MERREM I.V. will not detract from our marketing efforts for CUBICIN. Until our launch of CUBICIN in November 2003, we had not previously marketed or sold a drug product. In connection with our launch of CUBICIN, we developed our own sales and marketing capabilities in the United States, and we continue to develop those capabilities. We only began promoting MERREM I.V. in July 2008 and our sales force does not have experience selling two drug products simultaneously.

We completed a sales force expansion in the first quarter of 2008. However, we cannot guarantee that this expansion will generate sufficient additional revenues to justify the expenses related to hiring, training and compensating these additional representatives.

In addition, our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006, six more in 2007. To date, sales of CUBICIN by Novartis have been similar to other IV antibiotics previously launched in Europe, but lower overall MRSA rates in the hospital and community have caused European sales to grow much more slowly than in the U.S. Other than in the EU, our international partners have launched CUBICIN only in Israel, Canada, Macau, Singapore, Malaysia, the Phillipines and Argentina. Except for Israel, these launches have all taken place in the last year. We cannot guarantee that our partners will be successful in launching or marketing CUBICIN in their markets.

If we are unable to discover, in-license, or acquire drug candidates, we will not be able to implement our current business strategy.

Our approach to drug discovery is unproven. Notwithstanding the investment of significant resources in research and development over the years since we were founded, we have not reached the stage of clinical testing in humans of any drug candidates developed from our drug discovery program and we cannot assure you that we will reach this stage for any internally developed drug candidates or that there will be clinical benefits associated with any drug candidates that we do develop. While we are researching other drug candidates for potential clinical development, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a commercial product. We have made a significant investment in our research and development capabilities by increasing our research and development workforce. However, we cannot guarantee that this expansion will lead to greater success, so this investment may not be a useful expenditure of our limited resources.

Our drug products, CUBICIN, the drug candidate that we recently in-licensed from Dyax, ecallantide, and our other former drug candidates that reached the stage of clinical trials in humans were the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense for Cubist and would generally require us to pay royalties to other parties on product sales, as do our in-licensing agreements for CUBICIN and ecallantide. Unless we are successful in using our drug discovery approach to identify suitable drug candidates, acquisition or in-licensing will be our only source of new drug candidates. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. In particular, in recent years, very large pharmaceutical companies with significant resources have refocused their attention on opportunities in the anti-infective marketplace. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business.

If we are unable to discover or acquire promising candidates, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them to gain approval for use in humans. Failure to develop new drug candidates successfully could have a material adverse effect on our long term business, operating results and financial condition.

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

Other than ecallantide, all of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, the FDA must approve an IND. The FDA will approve the IND if it is established that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies commercial development. It takes significant time and expense to generate the data to support an IND filing. In many cases, companies spend the time and resources only to discover that the data is not sufficient to support a filing or gain IND approval. This has happened to us in the past, and likely will happen again in the future. In fact, most compounds that are discovered never make it into human clinical trials. While we intend to file INDs on two drug candidates by the end of 2008, we cannot know if these candidates will make it into human clinical trials unless and until the filings are actually made by us and accepted by the FDA.

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

If clinical trials for our drug candidates are unsuccessful, delayed or cancelled, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline. In the case of ecallantide, we recently terminated the ecallantide on-pump cardio thoracic surgery Phase 2 clinical trial known as Kalahari™ 1 and intend to launch a dose-ranging Phase 2 clinical trial in the same indication later this year. We also plan to conduct a second, parallel Phase 2 clinical trial of ecallantide in a surgical population at higher risk of bleeding in early 2009. If these trials are delayed or unsuccessful, this could significantly delay or force us to stop development and commercialization of ecallantide.

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Any drug candidate will require governmental approvals prior to commercialization. To date, we have not obtained government approval in the United States for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU and other non-EU European countries for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI, in Argentina, Colombia, Chile, Costa Rica, New Zealand, Brazil and Ecuador for cSSSI, SAB, including RIE, in Switzerland for cSSTI, S. aureus bacteremia and RIE and in India for cSSSI and S. aureus bacteremia. Our collaborator, AstraZeneca AB, or its affiliates have received approval in the Philippines, Singapore, Malaysia, Macau and Vietnam for marketing CUBICIN for cSSSI, SAB, including RIE.  Four Star Company, Ltd. has, on  behalf of AstraZeneca AB, received an import license for CUBICIN for cSSSI, SAB, including RIE in Macau. Our collaborators Oryx Pharmaceuticals Inc., Kuhnil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval for marketing CUBICIN in Canada, South Korea, Taiwan and Israel, respectively, for the same, or very similar, indications for which we have approval in the United States. We and our collaborators are pursuing approvals for CUBICIN in various other countries. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis for approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. While the indications called out by the FDA in the draft guidance are not indications currently being pursued by Cubist for CUBICIN, the draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally and reserves until a later date the FDA’s guidance on the use of non-inferiority studies in all therapeutic areas. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the United States. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN in the United States for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval. In November 2008, an AIDAC meeting will consider non-inferiority margins for new antibiotics for cSSSIs. The results of this AIDAC meeting may provide additional guidance on this topic.

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

CUBICIN and MERREM I.V. are the only drug products that we are currently selling and, except for ecallantide, our current pipeline does not include any drug candidates that are in clinical development. Because of the long development time of drug candidates, none of the drug candidates that we are currently developing, including ecallantide, would generate revenues for many years. Unless and until we are able to develop, in-license or acquire other successful drug products, we will continue to rely primarily on CUBICIN and, to a lesser extent, on MERREM I.V. for our revenues. In the case of MERREM I.V., our agreement with AstraZeneca contains several provisions pursuant to which our rights to promote MERREM I.V. in the U.S. could terminate prior to the December 31, 2012 expiration date in the agreement. If the agreement terminated prior to its expiration date, we would not be able to realize the fully expected value from the promotion of MERREM I.V. If we are unable to realize the full expected value from the promotion of MERREM I.V., bring any of our current or future drug candidates to market, or to acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Historically, we have been highly dependent on our management and scientific and medical personnel. In order to induce valuable employees to remain at Cubist, we have provided stock options that vest over time. The value to employees of these options is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to our executive officers. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams have in the past and may in the future terminate their employment with us. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results if we are unable to effectively compensate for these losses.

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

We acquired Illumigen in December 2007, which was only the second business acquisition we have made since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. As well, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. If the credit and financial markets continue to be distressed, we may not be able to replenish our cash resources on favorable terms or at all or we may have to issue additional shares on unfavorable terms which would exacerbate the dilution to our shareholders. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Because our acquisition of Illumigen occurred so recently, many of these risks still exist with respect to this transaction.

If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization. We cannot assure you that, following an acquisition, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financings to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets continue to be distressed. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

The investment of our cash is subject to risks which could result in losses.

We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today’s tightened and fluctuating credit and financial markets. Such risks, including the failure of future auctions for the auction rate securities described below or the failure or severe financial distress of either of the financial institutions that hold most of our cash, cash equivalents and investments, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. We currently hold $58.1 million in auction rate securities (private placement, synthetic collateralized debt obligations), which have experienced repeatedly failed auctions since August 2007. Historically, interest rates for these auction rate securities were reset at auctions with intervals of 7 to 35 days. While the auction rate securities have final maturity dates in 2017, because of the interest rate reset feature and the liquidity that the auctions provided, we treated these securities as short term, available-for-sale investments prior to the fourth quarter of 2007. Given the failed auctions, we have not considered the auction rate securities to be liquid since the fourth quarter of 2007 and have classified these securities as long-term investments. As a result, we have recorded temporary losses of $31.1 million as of September 30, 2008 in other comprehensive income as a reduction of shareholders’ equity. The credit and capital markets have continued to deteriorate throughout 2008. Consistent with our investment policy guidelines, all five of the auction rate securities we hold had AAA credit ratings at the time of purchase. In July 2008, all five auction rate securities we hold were downgraded by Fitch, with the lowest rating being A-. In October 2008, Fitch further downgraded three of the notes so that four of the notes remain investment grade. The lowest rated note has a principal value of $20.0 million and is rated BB, non-investment grade by Fitch. S&P ratings for all auction rate securities remain at AAA.

 Given the complexity of the auction rate securities, we used internal analysis supported by analysis from an outside valuation firm, Houlihan Smith & Company Inc. , to determine the fair value of these securities. The fair value of the auction rate securities is based on a complex financial model which takes several factors into consideration, including: (i) the structure of the note including the credit default swap reference portfolios, cash flows and collateral; (ii) the present value of future cash flows discounted using quarter end market rates and credit spreads; and (iii) quantitative and qualitative assumptions regarding default and recovery rates. There are many factors which, in the future, could impact the valuation model resulting in a further decrease in estimated fair value. These factors include, but are not limited to, significant deterioration of the credit quality of the credit default swap reference entities or collateral, significant increases in market interest rates for similar securities, significant increases in actual default rates within the reference portfolios, and a significant decrease in actual default recovery rates.

Because we have the ability and intent to hold our investment in the auction rate securities until a recovery at fair value, which may be at maturity, we consider the unrealized loss to be temporary in nature. Based on our own analysis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008, notwithstanding the continuing deterioration of the credit and financial markets since September 30, 2008 and Fitch’s recent downgrades of three of the auction rate securities. Our decision to record the impairment as temporary is based on the assessment of probability of principal recovery using an assessment of historical average cumulative corporate default rates associated with the existing credit ratings of the reference entities, as of September 30, 2008. We received subsequent information regarding credit events, as well as recovery rates, for three securities in the credit default swap reference portfolios that had experienced credit events.  We have considered this information in our analysis, and the information did not change our conclusion that the unrealized losses on the auction rate securities were temporary in nature. Significant changes in certain market conditions could, at some future date, cause us to adjust the carrying value of these investments through an other-than-temporary impairment charge in its Consolidated Statement of Operations. Market factors which could change our assessment include: a significant increase in actual number of defaults of the underlying entities in the reference portfolios, increases in concentrated defaults per industry, significant deterioration of the average credit ratings of the underlying reference portfolios or significant deterioration of the collateral.

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

In January 2006, the EMEA granted final approval for marketing CUBICIN in the EU for the treatment of cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected. In August 2007, the EMEA granted final approval for marketing CUBICIN in the EU for the additional indications of RIE due to S. aureus bacteremia and for S. aureus bacteremia associated with RIE or cSSTI. CUBICIN is also approved in Canada, Korea, Taiwan, India, Colombia, the Philippines, Chile, Ecuador, Vietnam and Israel for the same, or very similar, indications as our U.S. approval, in other non-EU European countries for the same indications as the EU approval, in Switzerland for cSSTI, S. aureus bacteremia and RIE and in Argentina for cSSSI, SAB and RIE. An import license for Macau was also received for CUBICIN for cSSSI, SAB and RIE.  Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all.

In connection with our United States marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with RIE. We worked with the FDA to design these studies and have completed one study of renal-compromised patients. We will engage in further discussions with the FDA regarding our further commitment with respect to these patients. We have initiated studies of pediatric patients and those with RIE this year. Our business would be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN.

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

We have entered into, and anticipate continuing to enter into, collaborative and other similar types of arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. In October 2003, we entered into an international license and product supply agreement with a subsidiary of Chiron Corporation, or Chiron, to seek regulatory approvals and commercialize CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. In April 2006, Novartis acquired Chiron. In December 2006, we entered into a license and product supply agreement with AstraZeneca AB to seek regulatory approvals and commercialize CUBICIN in China and other countries in Asia, Africa and the Middle East. In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. We also have entered into agreements with partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In April 2008, we entered into an exclusive license and collaboration agreement with Dyax for the development and commercialization in North America and Europe of the intravenous formulation of ecallantide for the prevention of blood loss during surgery. Under this collaboration, we have licensed the rights to develop and commercialize ecallantide within a specified field with Dyax retaining rights to develop ecallantide itself or with other partners outside of our field. In July 2008, we entered into an exclusive agreement with AstraZeneca to promote and provide other support for MERREM I.V. in the U.S. Under the agreement, AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. and is responsible for manufacturing and supplying MERREM I.V.

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

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development or commercialization strategy, might cause delays or termination of the research, development or commercialization of drug candidates or products that we are marketing, such as MERREM I.V., lead to additional responsibilities with respect to drug candidates or marketed products, or result in litigation or arbitration, any of which would be time-consuming and expensive or could cause disruptions in the collaborative nature of these relationships which could impede the success of our endeavors; and

•                  some of our collaborators might develop independently, or with others, drug products that compete with ours.

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

Since we began operations, we incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated income of $27.9 million and $46.8 million for the three and nine months ended September 30, 2008, respectively, and generated income of $48.1 million for the year ended December 31, 2007. At September 30, 2008, we had an accumulated deficit of $389.3 million. These losses have resulted from costs associated with conducting research and development, conducting clinical trials, commercialization efforts and associated administrative costs.

We may incur future operating losses related to the development of our other drug candidates or investments in other product opportunities. As a result, we cannot make specific predictions about our continued profitability. If we fail to maintain profitability, the market price of our common stock may decline.

We may require additional funds and we do not know if additional funds would be available to us at all, or on terms that we find acceptable, particularly given the distress in the financial and credit markets.

Until the third quarter of 2006, we were not a self-sustaining business, and we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We believe that our existing cash, cash equivalents, investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, promote MERREM I.V., develop ecallantide and other drug candidates, actively seek to acquire companies with marketed products or product candidates and to acquire or in-license additional products or product candidates, and expand our research and development activities and infrastructure. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. We have no committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us, particularly if the credit and financial markets continue to be distressed.

We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be on acceptable or affordable terms, particularly if the credit and financial markets continue to be distressed.

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

As we begin to promote MERREM I.V. in addition to CUBICIN and if ecallantide and our potential drug candidates progress in development or we are able to continue expanding the commercialization of CUBICIN or secure the rights to promote other marketed products, we will need to continue to build our organization and require significant additional investment in personnel, management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. Our inability to achieve or manage our continued growth effectively could materially adversely affect our business.

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

Another action that may affect reimbursement related to our products involves a statutory requirement, and its implementing regulations, that Medicare may not make a higher payment for inpatient services that are caused by hospital acquired medical conditions arising after a patient is admitted to the hospital. Medicare pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment depends upon the applicable MS-DRG. That can vary based on the condition of the patient. Under the statute, effective October 1, 2008, if a case would be assigned to a higher paying MS-DRG because of a specified condition that arose after admission to the hospital, so-called hospital acquired conditions, or HACs, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. The Centers for Medicare and Medicaid Services, or CMS, is responsible for specifying the HACs to which this lower payment policy would apply. In July 2008, CMS issued a final rule which failed to establish MRSA as a HAC but stated that MRSA is addressed by the rule in situations where MRSA triggers another condition that is itself a HAC. Other conditions may be added as HACs in the future, including MRSA. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that obtain an HAC which may be treated with CUBICIN.

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

Other state and federal laws and regulations may also affect our ability to manufacture, market and ship our product and may be difficult or costly for us to comply with. These include state or federal legislation that could require us or the third parties that we utilize to manufacture and supply our marketed products and product candidates to maintain an electronic pedigree or other similar tracking requirements on our marketed products or product candidates. If any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the new laws.

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

Our corporate compliance program cannot ensure that we are in compliance with all applicable “fraud and abuse” laws and regulations and other applicable laws and regulations in the jurisdictions in which we sell CUBICIN and promote MERREM I.V., and a failure by us or AstraZeneca to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

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

•                  volatility in the markets unrelated to our business; and

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

Several aspects of our corporate governance may discourage a third party from attempting to acquire us.

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•                  we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•                  our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•                  our board of directors has the authority to issue, without a vote or action of stockholders, up to 5,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•                  our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•                  advance notice is required for nomination of candidates for election as a director.

Our business could be negatively affected as a result of the actions of activist shareholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully respond to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:

•                  responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•                  perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•                  if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

*     10.1  Commercial Services Agreement dated as of July 1, 2008 between Cubist Pharmaceuticals, Inc. and AstraZeneca Pharmaceuticals LP, an indirectly wholly-owned subsidiary of AstraZeneca PLC

10.2  Retention letter, dated as August 11, 2008, by and between Cubist and Steven Gilman, Ph.D.

23.1  Consent of Houlihan Smith and Company, Inc.

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

*              Confidential treatment requested

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

November 10, 2008
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)