Form 10-K
period 2008-12-31
CUBIST PHARMACEUTICALS INC
filed 2009-02-27
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2008 (without admitting that any person whose shares are not included in the calculation is an affiliate) was $887.4 million computed by reference to $17.86, the closing price of our common stock, as reported on the NASDAQ Global Select MarketSM on June 30, 2008. The number of outstanding shares of common stock of Cubist on February 20, 2009, was 57,546,619.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 4, 2009
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.

Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference forward-looking statements, including the statements described below. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled "Risk Factors" in this Annual Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Annual Report, and we caution readers not to place undue reliance on such statements. The information contained in this Annual Report is provided by us as of the date of this Annual Report, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

        Forward-looking statements in this Annual Report include, without limitation, statements regarding:

  •
  our expectations regarding our financial performance, including revenues, expenses, gross margins and capital expenditures;

  •
  our expectations regarding the commercialization of CUBICIN® (daptomycin for injection);

  •
  our expectations regarding the strength of our intellectual property portfolio protecting CUBICIN and our plans to file a patent infringement lawsuit in connection with the February 9, 2009, notification to us by Teva Parenteral Medicines, Inc., or Teva, that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

  •
  our expectations regarding payments to be received by us under our exclusive agreement with AstraZeneca Pharmaceuticals, LP, or AstraZeneca, for the promotion of MERREM® I.V. (meropenem for injection);

  •
  our ability to secure the manufacture and supply of sufficient amounts of CUBICIN and our drug candidates to meet our development and commercialization needs;

  •
  our expectations regarding our drug candidates, including the development, regulatory review and commercial potential of such drug candidates and the costs and expenses related thereto;

  •
  the continuation of our collaborations and our other significant agreements and our ability to establish and maintain successful manufacturing, supply, sales and marketing, distribution and development collaborations and other arrangements;

  •
  our expected efforts to evaluate product candidates and build our pipeline;

  •
  the liquidity and credit risk of securities, particularly auction rate securities, that we hold as investments;

  •
  the impact of new accounting pronouncements;

  •
  our future capital requirements and our ability to finance our operations;

  •
  our expectations regarding our personnel needs;

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

  •
  any changes in the current or anticipated market demand or medical need for CUBICIN, including as a result of the economic downturn in the U.S. and around the world;

  •
  any unexpected adverse events related to CUBICIN, particularly as CUBICIN is used in the treatment of a growing number of patients around the world;

  •
  the effectiveness of our sales force and our sales force's ability to access targeted physicians;

  •
  an adverse result in the litigation that we intend to file against Teva to defend and/or assert our patents in connection with Teva's February 2009 notification to us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN and the expense and management distraction associated with the litigation;

  •
  whether or not other third parties may seek to market generic versions of our products by filing ANDAs with the FDA and the results of any litigation that we file to defend and/or assert our patents against such third parties;

  •
  competition in the markets in which we and our partners market CUBICIN, including marketing approvals for new products that will be competitive with CUBICIN;

  •
  similar factors with respect to MERREM I.V. in the U.S. as those described above with respect to CUBICIN;

  •
  the effect that the results of ongoing or future clinical trials of CUBICIN may have on its acceptance in the medical community;

  •
  the impact of the results of ongoing or future trials for drug candidates that we are currently developing or may develop in the future;

  •
  the impact of the results of ongoing or future trials for drug candidates that we are currently developing that are being or will be conducted by our collaborators and others for indications that we do not have rights to but are, nonetheless, in human populations and indications that are of relevance to our developmental activities;

  •
  whether we will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in countries where it is not yet approved;

  •
  the ability of our third party manufacturers, including our single source provider of CUBICIN active pharmaceutical ingredient, or API, to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and to do so at an acceptable cost;

  •
  our ability to discover, acquire or in-license drug candidates;

  •
  our ability to develop and achieve commercial success, and secure sufficient quantities of supply for such development and commercialization, for our existing and future drug candidates, particularly as we are managing multiple programs and opportunities and continue to seek to maximize the commercial success of CUBICIN and MERREM I.V.;

  •
  our ability to integrate successfully the operations of any business that we may acquire and the potential impact of any future acquisition on our financial results;

  •
  whether the FDA accepts proposed clinical trial protocols in a timely manner for additional studies of CUBICIN or any other drug candidate we seek to initiate or continue testing in clinical trials;

  •
  our ability to conduct successful clinical trials in a timely manner;

  •
  legislative and policy changes in the U.S. and other jurisdictions where our products are sold that may affect the ease of getting a new product or a new indication approved;

  •
  changes in government reimbursement for our or our competitors' products;

  •
  our dependence upon collaborations and alliances, particularly our ability to work effectively with our partners and our partners' ability to meet their obligations and perform effectively under our agreements;

  •
  our ability to finance our operations;

  •
  potential costs resulting from product liability or other third party claims;

  •
  our ability to protect our proprietary technologies; and

  •
  a variety of risks common to our industry, including ongoing regulatory review, public and investment community perception of the industry, statutory or regulatory changes including with respect to federal and state taxation, and our ability to attract and retain talented employees.

PART I

ITEM 1.    BUSINESS

        Cubist Pharmaceuticals, Inc., which we refer to as "we", "Cubist" or the "Company," was incorporated as a Delaware corporation in 1992. We completed our initial public offering in 1996 and our shares are listed on the NASDAQ Global Select Market, where our symbol is CBST. Our principal offices are located at 65 Hayden Avenue, Lexington, Massachusetts. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

Corporate Overview and Business Strategy

        We are a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products are used primarily in hospitals but also may be used in acute care settings including home-infusion and hospital outpatient clinics.

        We have been profitable for ten consecutive quarters as of December 31, 2008. Our net income for the twelve months ended December 31, 2008, was $169.8 million, or $3.00 and $2.56 per basic and diluted share, respectively, as compared to our net income for the twelve months ended December 31, 2007, which was $48.1 million, or $0.87 and $0.83 per basic and diluted share, respectively. Our net income for the full year 2008 was significantly impacted by a tax benefit related to a reversal of our valuation allowance for a significant portion of our deferred tax assets which resulted in a benefit to income tax expense of approximately $127.8 million, and an other-than-temporary impairment charge of $49.2 million related to our investment in auction rate securities. As of December 31, 2008, we had a total of $417.9 million in cash, cash equivalents and long-term investments, as compared to $398.2 million in cash, cash equivalents and long-term investments as of December 31, 2007.

        We derive substantially all of our revenues from CUBICIN® (daptomycin for injection), an intravenous, or I.V., antibiotic, which we developed and launched in the U.S. in November 2003. Our net revenues from worldwide product sales of CUBICIN for the twelve months ended December 31, 2008, were $422.1 million, as compared to $290.4 million in the twelve months ended December 31, 2007. CUBICIN is currently the only marketed once-daily, bactericidal, I.V. antibiotic with activity against methicillin-resistant Staphylococcus aureus, or S. aureus, also known as MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria and for S. aureus bloodstream infections (bacteremia), including right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying us that it has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents are listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date we were notified of the filing. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book.

        Since its U.S. launch, CUBICIN also has received similar regulatory approvals in many markets outside the U.S., including the European Union, or EU. We currently commercialize CUBICIN on our own in the U.S. and have established marketing agreements with other companies for commercialization of CUBICIN in all countries outside the U.S. Other markets where CUBICIN has an approved label for cSSSI caused by certain Gram-positive bacteria and for S. aureus blood stream infections include Argentina, Canada, India, Israel, Korea and Taiwan.

        In July 2008, we entered into an exclusive agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote and provide other support in the U.S. for MERREM® I.V. (meropenem for injection), an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, we promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca provides marketing and commercial support for MERREM I.V. The agreement establishes a baseline annual payment by AstraZeneca to us of $20.0 million (which was prorated for 2008), to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. For 2008, sales of MERREM I.V. exceeded the annual baseline sales amount in the U.S. We recognize revenues related to this agreement as service revenues in our Consolidated Statement of Operations. Our service revenues from MERREM I.V. for the twelve months ended December 31, 2008, were $9.4 million. This amount does not include the additional payment we expect to receive for MERREM I.V. sales exceeding the 2008 baseline sales amount. This additional payment represents our percentage of the gross profit on MERREM I.V. sales exceeding the annual baseline sales amount. We currently expect additional revenues for 2008 sales to be approximately $4.5 million, which will be recorded in our consolidated financial statements as service revenues in the quarter ending March 31, 2009, during which time we expect to receive the payment.

        We have focused our product pipeline building efforts on opportunities that leverage our acute-care discovery, development, regulatory, and commercialization expertise. In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of ecallantide for the prevention of blood loss during surgery. As a potent plasma kallikrein inhibitor, ecallantide has the potential to be an important therapy in reducing blood loss and inflammation in multiple surgical indications. We are studying ecallantide initially as a potential treatment for the prevention of blood loss during on-pump cardiothoracic surgery, or CTS, which includes coronary artery bypass graft, or CABG, and heart valve and replacement procedures. We recently began a Phase 2 dose-ranging trial, which we have named CONSERV™ 1, assessing three different doses of ecallantide, in CTS patients at relatively low risk of bleeding. We also expect soon to begin a second Phase 2 trial, CONSERV 2, using the highest of these three doses in CTS patients undergoing procedures associated with a higher risk of bleeding.

        In December 2008, we submitted an Investigational New Drug Application, or IND, with the FDA for each of the following two drug candidates: CB-182,804, in development as I.V. antibiotic therapy for multi-drug-resistant Gram-negative infections; and CB-183,315, in development as oral antibiotic therapy for Clostridium difficile associated diarrhea, or CDAD. An IND is the filing stage preparatory to clinical trials. In late January, we were notified by the FDA that we could proceed to clinical trials for both candidates. In February 2009, we began dosing humans in Phase 1 clinical trials of CB-183,315 and CB-182,804. In addition, among our programs in preclinical evaluation is CB-183,872, a compound that we are studying as a potential therapy for the treatment of infections caused by the hepatitis C virus, or HCV. We expect to decide by mid-year 2009 if we will progress this program to IND filing.

        In addition to these pipeline programs, in January 2009, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's RNA interference, or RNAi, therapeutics as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program on which we are collaborating with Alnylam includes ALN-RSV01, which is currently in Phase 2 clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies.

Products and Pipeline Programs

        The following table summarizes important information about our products and pipeline programs. More detailed descriptions of each of our products and pipeline programs follows the table.

Products, Compound or Program	Commercial Indication(s)/or Therapeutic Area of Study	Marketing Alliances or Development Collaborations	U.S. Status	Ex-U.S. Status
CUBICIN	In the U.S., approved for cSSSI caused by certain Gram-positive bacteria including MRSA; and complicated bloodstream infections caused by S. aureus (MRSA and MSSA).	U.S.—none. Outside U.S.—Multiple development and marketing partners, including Novartis, AstraZeneca AB, Banyu (a subsidiary of Merck), and Sepracor.	In market: Approved by FDA and launched in 2003; expanded label approved in 2006.	Approved in 57 countries outside the U.S for one or more indications; launches ongoing.
MERREM I.V	In the U.S., approved for cSSSI and intra-abdominal infections caused by certain susceptible Gram-positive and Gram-negative bacteria; bacterial meningitis in pediatric patients >3 months of age.	U.S.—we promote MERREM I.V. for AstraZeneca in U.S. hospitals.	In market: Launched in 1996; we began promoting MERREM I.V. in July 2008.	AstraZeneca commercializes MERREM I.V. outside the U.S.; we have no involvement in MERREM I.V. outside the U.S.
Ecallantide	Licensed by Cubist in the field of prevention of blood loss during surgery; initial indication being sought is on-pump CTS.	In-licensed from Dyax in North America and EU; Dyax has worldwide rights to ecallantide for non-surgical indications and for surgical indications outside of North America/EU.	In the clinic: Two Phase 2 studies in CTS in progress.	N/A

Products, Compound or Program	Commercial Indication(s)/or Therapeutic Area of Study	Marketing Alliances or Development Collaborations	U.S. Status	Ex-U.S. Status
ALN-RSV program	Cubist/Alnylam developing for RSV.

Worldwide (except for Asia) collaboration with Alnylam;
North America—
50:50 collaboration; Outside North America—
exclusive license.
Alnylam's partner, Kyowa Hakko Kirin Co., Ltd., has the rights to this program in Asia.

			In the clinic and advancing preclinical candidates: ALN-RSV01 now in Phase 2 for adult lung transplant patients; multiple 2nd generation preclinical RNAi RSV compounds.	N/A
CB-182,804	Being developed for various infections caused by multi-drug-resistant Gram-negative bacteria.	None	In the clinic: IND accepted; Phase 1 study began in February 2009.	N/A
CB-183,315	Being developed for CDAD.	None	In the clinic: IND accepted; Phase 1 study began in February 2009.	N/A
CB-183,872	Being studied for infections caused by HCV.	None	Preclinical	N/A

Our Flagship Product: CUBICIN

        CUBICIN has been on the market in the U.S. since November 2003 and, as of December 31, 2008, has been used in the treatment of an estimated 640,000 patients in the U.S. We believe that CUBICIN provides important advantages over existing antibiotic therapies in its approved indications, including:

  •
  its rapid bactericidal properties demonstrated in vitro;

  •
  its mechanism of action;

  •
  once-daily dosing regimen; and

  •
  established safety profile.

        CUBICIN's spectrum of activity includes strains of Gram-positive pathogens that are both susceptible and resistant to other antibiotic therapies. In May 2006, CUBICIN received the first approval by the FDA for the treatment of S. aureus bloodstream infections in more than 20 years. The FDA based its approval on results from our prospective, randomized, and controlled registration trial of CUBICIN for the treatment of S. aureus bacteremia and endocarditis, which is the only such trial ever undertaken.

Antibiotic Agents for Serious Infections

        Antibacterial therapies work by inhibiting specific critical processes in a bacterial pathogen. Such therapies can be either static—inhibiting growth of the pathogen—or bactericidal—causing the death of the pathogen. Many antibiotics in use today were developed and introduced into the market from the 1950s to the 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems. Only two new antibiotics from new chemical classes have been introduced to the market in the past 35 years—Zyvox®, a static agent which is known generically as linezolid and is from the oxazolidinones chemical class, and our lipopeptide product, CUBICIN, a bactericidal agent known generically as daptomycin.

        The increasing prevalence of drug-resistant bacterial pathogens has led to increased mortality rates, prolonged hospitalizations, and increased healthcare costs. The resistant organisms have emerged from both the Gram-positive and Gram-negative classes of bacteria. Gram-positive bacteria are differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a single cellular membrane and a thick cell wall component, whereas Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site.

        Examples of drug-resistant Gram-positive bacterial pathogens include:

  •
  MRSA (methicillin-resistant Staphylococcus aureus): S. aureus, often referred to simply as "staph," are bacteria commonly carried on the skin or in the nose of healthy people. In some cases, S. aureus can cause an infection, and these bacteria are among the most common causes of skin infections in the U.S. These infections can be minor (such as pimples or boils) which can be treated in many cases without antibiotics (by draining an abscess for example). However, S. aureus bacteria can also cause more serious infections (such as post-surgical wound infections, pneumonia, and infections of the bloodstream and of the bone and joints). Over the past 50 years, treatment of these infections has become more difficult due to the prevalence of MRSA, that is, S. aureus that have become resistant to various antibiotics, including commonly used penicillin-related antibiotics. As reported by the U.S. Centers for Disease Control and Prevention, or the CDC, and others, more than 60% of S. aureus isolates in the U.S. have been found to be methicillin-resistant.

    The practical definition of resistance for a pathogen is when the minimum inhibitory concentration, or MIC value, exceeds a pre-specified limit for that specific antibiotic. Vancomycin has been the standard of care for patients who have serious MRSA infections. However, several strains of staphylococci, such as GISA (glycopeptides intermediate Staphylococcus aureus, vancomycin MIC = 4 - 8 µg/ml), and VRSA (vancomycin-resistant Staphylococcus aureus, vancomycin MIC >/= 16 µg/ml), have developed reduced susceptibility or resistance to vancomycin. In recognition of the issues with vancomycin susceptibility, the FDA, in May 2008, approved lower susceptibility criteria (MIC </=2 mcg/mL as susceptible) for vancomycin against S. aureus. In addition, recent published reports document a poor clinical success rate for vancomycin therapy against some S. aureus isolates with a vancomycin MIC of 1.0 to 2.0 µg/ml.

    While infections caused by MRSA previously had been associated mostly with hospital and long-term care settings, the incidence of community-acquired MRSA, or CA-MRSA, infections has been increasing rapidly. Of great concern to the infectious disease community and public health authorities, such as the CDC, is the fact that CA-MRSA infections show up in otherwise healthy individuals—not fitting the traditional profile for an "at risk" patient such as a frequent user of the healthcare system who is more likely to be exposed to MRSA infections. As a result, individuals contracting an MRSA infection outside of the healthcare system can be misdiagnosed and receive inappropriate initial therapy. Such patients can get more seriously ill and require hospitalization. The infectious disease community is also concerned because CA-MRSA strains have been more virulent than the strains traditionally found in hospitals. These CA-MRSA strains have the ability to defeat the host's immune system, thereby resulting in an infection becoming more severe more quickly.

  •
  GISA or VISA (glycopeptide- or vancomycin-intermediately susceptibleS. aureus): The first reports of S. aureus infections with decreased susceptibility to vancomycin occurred in 1998. Such bacterial strains have been found in wide geographic areas throughout Japan and North America and recently have emerged in Europe. However, the incidence of these strains remains rare.

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

Susceptibility of S.aureus to CUBICIN

        The most recently published surveillance data continue to show that CUBICIN is a potent agent against isolates of S. aureus that are both susceptible and resistant to other antibiotics. In a study entitled "Evaluation of the in vitro activity of daptomycin against 19615 clinical isolates of Gram-positive cocci collected in North American hospitals (2002 - 2005)" published in the April 2007 edition of the Diagnostic Microbiology and Infectious Diseases, or DMID, daptomycin demonstrated excellent in vitro activity against a wide range of Gram-positive pathogens and resistance to vancomycin or methicillin did not compromise the activity of daptomycin against any tested species.

        Case reports of S. aureus isolates that exceed the approved susceptibility range for daptomycin (those with a reported daptomycin MIC of greater than 1 µg/mL) have been published in the literature or presented at scientific meetings. In each of these cases, clinical failure was associated with an elevated daptomycin MIC. A majority of these reports describe patients with deep-seated infections or the presence of intravascular/prosthetic material. These patients often have numerous co-morbidities, usually compounded by an undrained focus of infection or hardware that was not removed.

        Surveillance monitoring to assess the potency of CUBICIN is ongoing. 2008 surveillance data, presented in poster form at an infectious disease conference in October 2008, but not yet published, has findings consistent with the data from the 2007 DMID study.

Clinical Development of CUBICIN

        We continue to undertake research which can add to the medical knowledge about CUBICIN. In particular, we are studying higher dosing of CUBICIN for serious infections requiring treatment of longer duration. We also conduct post-marketing research agreed to with the FDA, such as the study of CUBICIN in renal-compromised patients and in children. Studies currently underway include:

  •
  The study of CUBICIN at 6 mg/kg and at 8 mg/kg for 6 weeks versus standard of care therapy (either vancomycin or teicoplanin) in the treatment of prosthetic joint infections, or PJI. We currently expect enrollment in the study to continue through 2009 and to make data available from this study in 2010;

  •
  The study of CUBICIN at 10 mg/kg for 28 days versus standard of care therapy (either vancomycin or teicoplanin) in the treatment of MRSA bacteremia;

  •
  A cSSSI safety and efficacy study in renal-compromised patients for which a protocol was submitted to the FDA in December 2008;

  •
  A cSSSI safety and efficacy study in 7 to 17 year olds and a pharmacokinetics study in 2 to 6 year olds; and

  •
  The study of CUBICIN at 6 mg/kg, with and without gentamicin, for the treatment of infective endocarditis.

CUBICIN in the U.S. Market

        We recorded $414.7 million, $285.1 million and $189.5 million in U.S. net product sales of CUBICIN in 2008, 2007 and 2006, respectively. We market CUBICIN to more than 2,000 U.S. institutions (hospitals and outpatient acute care settings), that account for approximately 83% of the total market opportunity for I.V. antibiotics to treat serious Gram-positive infections in the U.S. As of December 31, 2008, CUBICIN had approximately a 10% share of this market. Our sales and marketing efforts are led by our in-house marketing team and our acute care sales force, which included approximately 164 clinical business manager positions, or CBMs, as of February 1, 2009. Our U.S. acute care sales organization also includes small numbers of regional business directors, or RBDs, who manage our CBMs, senior sales directors, who manage the RBDs, and regional access managers, whose primary objective is to sell CUBICIN in the U.S. to outpatient acute care settings, such as home infusion and dialysis markets. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689 and RE39,071. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date we were notified of the filing.

        We sell CUBICIN in the U.S. in accordance with a drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end users. This provides us with greater visibility into end-user ordering and reordering trends. We outsource many of our supply chain activities, including: (i) manufacturing and supplying CUBICIN API; (ii) converting CUBICIN API into its finished, vialed and packaged formulation; (iii) managing warehousing and distribution of CUBICIN to our customers; and (iv) performing the order processing, order fulfillment, shipping, collection and invoicing services related to our U.S. CUBICIN product sales.

Competition in the U.S.

        The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is significant. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. Vancomycin is marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others. CUBICIN also faces competition in the U.S. from commercially available drugs such as Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, which has agreed to be acquired by Pfizer, as announced in January 2009.

        In November 2008, an FDA Antiinfective Drug Advisory Committee, or AIDAC, meeting was held to discuss pending New Drug Applications, or NDAs, for three antibiotics: telavancin, filed by Theravance, Inc., or Theravance; oritavancin, filed by Targanta Therapeutics Corporation, or Targanta, which was acquired by The Medicines Company in late February 2009; and iclaprim, filed by Arpida Ltd., or Arpida. The NDAs for each of these agents sought approval for the treatment of cSSSI. The AIDAC voted in favor of approval of telavancin subject to certain recommendations regarding certain safety issues. In late January 2009, Theravance submitted an NDA for telavancin as a potential therapy for hospital-acquired pneumonia, or HAP, based on the positive results of the telavancin HAP Phase 3 trial announced in December 2007. In late February 2009, Theravance announced that it had received a Complete Response letter from the FDA outlining requirements for approval of telavancin for the treatment of cSSSI. The Complete Response letter requires a Risk Evaluation and Mitigation Strategy and a boxed warning related to the risk of teratogenicity (the ability to cause birth defects). The Complete Response letter also requested data on patients with certain renal risk factors from the cSSSI and HAP studies, revisions to the draft label, and a customary safety update. No additional clinical trials are required. The AIDAC, in November 2008, also voted against approval of oritavancin and iclaprim based on the data submitted in their respective NDAs. In December 2008, the FDA issued a complete response letter to Targanta's NDA indicating that an additional Phase 3 trial would be required to gain U.S. approval for oritavancin. In January 2009, the FDA issued a complete response letter to Arpida's iclaprim NDA, indicating that it did not demonstrate the efficacy of iclaprim for treatment of cSSSI within an acceptable non-inferiority margin. The FDA also is reviewing ceftobiprole, a broad spectrum agent with MRSA activity (NDA submitted in May 2007 by a division of Johnson & Johnson which licensed worldwide rights to ceftobiprole from Basilea Pharmaceutica, Ltd., or Basilea). In September 2008, Johnson & Johnson announced that its Complete Response (to the Approvable Letter received by Johnson & Johnson in March 2008) was accepted in September 2008 as a Class 2 Complete Response. In late February 2009, Basilea announced that as a result of FDA inspections at investigator sites and of Johnson & Johnson, the FDA suggested that Johnson & Johnson have additional clinical site audits performed. Basilea also announced that additional audits are anticipated to occur in the first half of 2009 with a Complete Response submission foreseen in the second half of this year, and that it has filed claims in arbitration against Johnson & Johnson and affiliated companies related to delays in approval of ceftobiprole. Telavancin and ceftobiprole may be approved and marketed in the near future and could compete with CUBICIN. Oritavancin and iclaprim, as well as other antibiotics in clinical development, could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

        Teva notified us on February 9, 2009, that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. If Teva's ANDA is ultimately approved by the FDA and Teva launches a generic version of CUBICIN, which could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court) has expired and Teva decides to launch prior to the district court decision, then we would face competition in the U.S. from a generic version of CUBICIN.

Our International Marketing Partners for CUBICIN

        CUBICIN is being introduced and commercialized in markets outside the U.S. through alliances we have entered into with other companies. Novartis AG, or Novartis, through a subsidiary, is responsible for regulatory filings, sales, marketing and distribution costs in Europe, Australia,

New Zealand, India, and certain Central American, South American and Middle Eastern countries; AstraZeneca AB is responsible for the development and commercialization of CUBICIN in China as well as more than one hundred additional countries; and Merck & Co., Inc., or Merck, through its wholly owned subsidiary, Banyu Pharmaceutical Co., Ltd., is responsible for the development and commercialization of CUBICIN in Japan. Other international partners for CUBICIN include Medison Pharma, Ltd., for Israel, Sepracor, Inc., successor-in-interest to Oryx Pharmaceuticals, Inc., for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for Korea. As of December 31, 2008, CUBICIN had received regulatory approval in 58 countries and was being marketed in 25 countries, including the U.S. In 2008, our total international revenue for CUBICIN, primarily based on sales by Novartis in the EU, was $7.4 million. To date, EU sales have grown more slowly than U.S. sales due primarily to lower overall MRSA rates in the hospital and community, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors.

        Each partner is responsible for seeking regulatory approvals to market CUBICIN in its territory. We are responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and, in the case of Novartis, a possible additional royalty. Unless terminated earlier, in accordance with its terms, our license agreement with Novartis' subsidiary expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; (b) the date on which there no longer exists a claim of a pending CUBICIN patent application owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching 30% of the total market share for all daptomycin sales in Novartis's territory, and (ii) June 30, 2020.

MERREM I.V.

        We promote and provide other support for MERREM I.V. in the U.S. under our July 2008 Commercial Services Agreement with AstraZeneca. MERREM I.V. is an established I.V. broad spectrum carbapenem antibiotic for the treatment of serious, hospital-acquired infections. MERREM I.V. was launched in 1996 by AstraZeneca and is approved in the U.S. for cSSSI and intra-abdominal infections caused by certain susceptible Gram-positive and Gram-negative bacteria. MERREM I.V. also is indicated for the treatment of bacterial meningitis in children (3 months of age or older) caused by certain susceptible bacteria. According to our calculations, the market for carbapenem therapy has grown by 5.5% in treatment days for the 12 months ended June 2008. As reported by AstraZeneca, there has been steady revenue growth for MERREM I.V, in the U.S. over the last two years. AstraZeneca has reported that it generated annual worldwide revenues of $897.0 million, $773.0 million and $604.0 million from MERREM I.V. in 2008, 2007 and 2006, respectively.

        We are obligated under the agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of sales representatives and clinical science directors. The agreement includes a baseline annual payment to us to be adjusted up or down based on actual sales. We recognize revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the agreement. The amount of revenue recognized is assessed at the end of each quarterly period to reflect actual performance against the annual baseline sales amount. In 2008, we recognized service revenues from AstraZeneca of $9.4 million based on the achievement of agreed upon target revenue requirements for sales since the inception of our agreement. We also earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. The payment for any such sales over the baseline amount will be recognized in the quarter in which AstraZeneca provides us with its annual sales report. Because sales of MERREM I.V. in 2008 exceeded the annual baseline sales amount in the U.S., we expect to receive additional revenues for 2008 sales of approximately $4.5 million, which will be recorded in our financial statements as service revenues in the quarter ending March 31, 2009, during which time we expect to receive the payment.

        The composition of matter patent for MERREM I.V. in the U.S. extends through June 2010. However, the term of the agreement extends through December 31, 2012, unless earlier terminated. Annual sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by us if AstraZeneca conducts certain activities competitive with MERREM I.V. in the U.S., or by either party: (i) without cause effective no earlier than January 1, 2010, (ii) in the event that we cease to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also terminates automatically upon a termination or reduction to non-exclusive of AstraZeneca's right to market MERREM I.V. in the U.S. pursuant to an agreement between AstraZeneca's affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on our rights to market, promote, sell and engage in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

        MERREM I.V. faces competition in the U.S. from commercially available drugs such as Primaxin® I.V., marketed by Merck, as well as Doribax™, marketed by Ortho-McNeil, a Johnson & Johnson company. Primaxin I.V. was initially approved by the FDA in 1986 and is a widely used and well known antibiotic. In December 2008, a bulletin on the website of the American Society of Health System Pharmacists referenced a shortage of Primaxin I.V. that was being addressed by Merck. Doribax was approved by the FDA in October 2007 for two indications (complicated intraabdominal infections and complicated urinary tract infections, including pyelonephritis). Ortho-McNeil is pursuing additional indications for Doribax. In August 2008, the FDA issued a Complete Response letter to Ortho-McNeil outlining the actions necessary to address outstanding issues with the supplemental NDA for use of Doribax in patients with nosocomial pneumonia, including ventilator-associated pneumonia.

Our Product Pipeline

        We are building a pipeline of acute care therapies through licensing and collaboration agreements as well as by progressing compounds into clinical development that we have developed internally.

  Ecallantide:

        In April 2008, we entered into a license and collaboration agreement with Dyax, pursuant to which we obtained an exclusive license for the development and commercialization of the I.V. form of Dyax's ecallantide compound for the prevention of blood loss during surgery in North America and Europe. We are studying ecallantide initially in CTS, which includes CABG and heart valve and replacement procedures. We recently began a Phase 2 dose-ranging placebo-controlled trial assessing three different doses of ecallantide in CTS patients undergoing primary on-pump CABG at relatively low risk of bleeding, and expect soon to begin a Phase 2 dose-ranging active-control trial assessing a high dose of ecallantide in CTS patients undergoing procedures associated with a higher risk of bleeding. The prevention of blood loss during CTS is an area of significant unmet medical need, particularly since aprotinin (previously marketed as Trasylol® by Bayer Healthcare Pharmaceuticals) was withdrawn from the U.S. market in November 2007. In October 2008, we announced positive top-line results from the ecallantide on-pump CTS Phase 2 clinical trial known as Kalahari™ 1, which was terminated in June 2008, after the enrollment of 69 patients, so that we could focus resources on the design and initiation of the Phase 2 dose-ranging clinical trials. Top-line data from Kalahari 1 showed that for patients treated with ecallantide, transfusion volume decreased by 25% and 65% at the trial's low and high doses, respectively (assessed at the 12 hour time point), and that the drug was well tolerated.

        Pursuant to the terms of our agreement with Dyax, we paid Dyax a $15.0 million upfront payment in April 2008 and an additional $2.5 million payment on December 31, 2008, both of which are included in research and development expense for the twelve months ended December 31, 2008. We are responsible for all further development costs associated with ecallantide in the licensed indications for our territory. If certain clinical, regulatory and sales milestones are met, we could become obligated to pay Dyax up to an additional $214.0 million in milestone payments. We also would be obligated to pay Dyax tiered royalties based on any future sales of ecallantide by us. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. Dyax retains exclusive rights to ecallantide in all other indications, including for its hereditary angioedema program. Except under certain circumstances, Dyax will supply us with ecallantide for our development and commercialization efforts. The agreement may be terminated by us without cause on prior notice to Dyax, and by either party in the event of a breach of specified provisions of the agreement by the other party.

  ALN-RSV Program:

        In January 2009, we entered into a collaboration agreement with Alnylam for the development and commercialization of RNAi therapeutics as potential therapy for the treatment of RSV infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which is currently in Phase 2 clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies. RNAi is a natural process of gene silencing that occurs in organisms ranging from plants to mammals. RNAi therapeutics target the cause of diseases by potently silencing specific messenger ribonucleic acids, or mRNAs, thereby preventing disease-causing proteins from being made. RSV is a highly contagious virus that causes infections in both the upper and lower respiratory tract. RSV infects nearly every child at least once by the age of two years and is a major cause of hospitalization due to respiratory infection in children and people with compromised immune systems, and others. RSV infection typically results in cold-like symptoms but can lead to more serious respiratory illnesses such as croup, pneumonia, bronchiolitis, and in extreme cases, death. RSV infection in the pediatric and adult populations accounts for more than 300,000 hospitalizations per year in the U.S. In addition, RSV infection in infants has been linked to the development of childhood asthma. As a result, there is a significant need for novel therapeutics for patients who become infected with RSV.

        Our agreement with Alnylam is structured as a 50/50 co-development and profit share arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. The development of licensed products in North America will be governed by a joint steering committee comprised of an equal number of representatives from each party. We have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between us and Alnylam. For the rest of the world, excluding Asia, we have sole responsibility for any required additional development of licensed products, at our cost, and the sole right to commercialize such products. Upon signing the agreement, we made a $20.0 million upfront payment to Alnylam. We also have an obligation to make milestone payments to Alnylam if certain specified development and sales events are achieved in the rest of the world, excluding Asia. These development and sales milestones payments could total up to $82.5 million. In addition, if licensed products are successfully developed in the rest of the world, excluding Asia, we will be required to pay Alnylam double digit royalties on net sales of such products in such territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, Alnylam will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license with development and sales milestones payments to be paid by us to Alnylam which could total up to an aggregate of $130.0 million if certain specified development and sales events are achieved in North America and depending upon the timing of the conversion by Alnylam and the regulatory status of a collaboration product at the time of conversion. If Alnylam makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the existing royalty territory (i.e. the rest of the world, excluding Asia). Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country and licensed product-by-licensed product basis: (a) with respect to the royalty territory, upon the latest to occur of: (i) the expiration of the last-to-expire Alnylam patent covering a licensed product, (ii) the expiration of the Regulatory-Based Exclusivity Period (as defined in the agreement), and (iii) ten years from first commercial sale in such country of such licensed product by us or our affiliates or sublicensees; and (b) with respect to North America, if Alnylam has not converted North America into the royalty territory, upon the termination of the agreement by us upon specified prior written notice.

        Alnylam estimates that its fundamental RNAi patents covered under the agreement will expire both in and outside of the U.S. generally between 2016 and 2025. Allowed claims covering ALN-RSV01 in the U.S. would expire in 2026. These patent rights are subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. In addition, more patent filings relating to the collaboration may be made in the future. We have the right to terminate the agreement at any time on three months prior written notice prior to acceptance for filing of the first application for regulatory approval of a licensed product or on nine months prior written notice after acceptance for filing of the first application for regulatory approval. Either party may terminate the agreement in the event the other party fails to cure a material breach or upon patent-related challenges by the other party. During the term of the agreement, neither party nor its affiliates may develop, manufacture or commercialize anywhere in the world, outside of Asia, a therapeutic or prophylactic product that specifically targets RSV, except for licensed products developed, manufactured or commercialized pursuant to the agreement.

  Our Recently-filed IND candidates:

        In December 2008, we submitted two INDs to the FDA to indicate our intention to begin clinical trials for CB-182,804 and for CB-183,315. In late January 2009, we were notified by the FDA that we could proceed with clinical trials for both compounds. In February 2009, we began Phase 1 studies of CB-182,804 and CB-183,315.

        CB-182,804 is in development for the treatment of multi-drug-resistant, or MDR, Gram-negative infections. CB-182,804 is a novel, proprietary, I.V. administered Gram-negative antibiotic that has demonstrated in vitro efficacy and rapid bactericidal activity against the key MDR Gram-negative pathogens, including P. aeruginosa, E. coli, K. pnuemoniae, and A. baumannii. In animal models, CB-182,804 was shown to be effective against lung, kidney, bloodstream and thigh infections against all MDR Gram-negative strains tested.

        Examples of resistant Gram-negative pathogens are:

  •
  Pan-resistant Pseudomonas aeruginosa: P. aeruginosa is a major cause of opportunistic infections among immunocompromised patients. Multi-drug resistance is increasingly observed in clinical isolates reflecting both their innate resistance (limited permeability of the P. aeruginosa outer membrane) along with acquisition of resistance mechanisms. It is now commonplace for a burn patient to develop an infection with a pan-resistant organism—resistant to B-lactams, fluoroquinolones, tetracycline, chloramphenicol, macrolides, trimethoprim/sulfa, and aminoglycosides.

  •
  ESBL positive Gram-negatives:  Extended-spectrum B-lactamases (ESBLs) are plasmid-mediated bacterial enzymes that result from genetic mutations of native B-lactamases such that they confer resistance to a broader group of antibiotics including third-generation cephalosporins. Since the first ESBL positive strain was recognized approximately 20 years ago, these

    ESBL-producing pathogens have spread and are now found in every part of the world. Clinical failures have been associated with use of the third generation cephalosporins—most frequently ceftazidime. Proper detection of ESBLs and appropriate treatment strategies are needed to overcome such rising resistance.

        CB-183,315 is in development as therapy for CDAD. The recent increase in severity of CDAD, due to newer strains that produce higher levels of toxins, has exposed shortcomings in the standard of care therapy, including reduced susceptibility and recurrence rates of greater than 20% for standard of care therapy. CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, an opportunistic anaerobic Gram-positive bacterium that causes CDAD.

  •
  Clostridium difficile: C. difficile is an opportunistic anaerobic Gram-positive bacterium causing the most commonly diagnosed form of hospital-acquired, or nosocomial, diarrhea—CDAD. Recent years have witnessed the emergence of a hypervirulent strain of C. difficile that produces much higher levels of toxins. This strain also demonstrates high level resistance to fluoroquinolones which may have contributed to its spread throughout the U.S., Canada, the United Kingdom, the Netherlands and Belgium. Physicians have noted an increase in incidence and mortality rates as well as increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to intensive care units.

  Preclinical programs:

        Our preclinical development pipeline includes CB-183,872, a compound in development for the treatment of infections caused by HCV. We plan to decide whether we will proceed with an IND filing for this compound in the first half of 2009.

Our Research and Development Expenditures

        Our research and development expenditures, which include research related to CUBICIN, were $126.7 million, $85.2 million and $57.4 million in 2008, 2007 and 2006, respectively. Based on our ongoing investments in CUBICIN, and the progression of our product pipeline programs, we expect that our expenditures in research and development will increase again in 2009.

Our Significant Customers

        Revenues from Cardinal Health, Inc. accounted for approximately 28%, 32% and 33% of all revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 28%, 30% and 32% of all revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from McKesson Corporation accounted for approximately 20%, 20% and 21% of all revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Our Intellectual Property Portfolio

        We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. Except as specifically noted below, the patent rights described below may be subject to potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. In addition, more patent filings relating to the product and product candidates described below may be made in the future.

        To date, Cubist and its subsidiaries own or co-own 26 issued U.S. patents, 28 pending U.S. patent applications, 42 issued foreign patents and approximately 178 pending foreign patent applications. Not included in these totals are the patents and patent applications which Cubist has exclusively licensed.

CUBICIN:

        We have acquired and exclusively licensed technology from Eli Lilly and Company, or Eli Lilly, related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. To date, under our license agreement with Eli Lilly, we have made payments to Eli Lilly of $1.15 million for milestones, which were paid in Cubist common stock, and approximately $91.1 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, our license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; or (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

        The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are five issued U.S. patents owned by Cubist that cover the drug product, manufacture, and/or administration or use of daptomycin. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
6,852,689	September 2019
6,696,412	November 2020
6,468,967	September 2019
RE39,071	June 2016
4,885,243	August 2010

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689 and RE39,071. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date we were notified of the filing.

        In addition, we have also filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides. The patent term extension in the U.S. for CUBICIN was applied to U.S. Patent no. 4,885,243.

Ecallantide for CTS:

        We have exclusively licensed from Dyax rights to ecallantide (a biologic). The composition of matter patent in the U.S. is U.S. Patent no. 7,276,480.

ALN-RSV compounds:

        We have exclusively licensed from Alnylam rights to RSV01 and backup compounds Alnylam has developed or will develop under the collaboration between our companies. Alnylam estimates that its fundamental RNAi patents covered under the agreement will expire both in and outside of the U.S.

generally between 2016 and 2025. Allowed claims covering ALN-RSV01 in the U.S. would expire in 2026.

CB-182,804 for infections caused by Gram-negative bacteria:

        We have exclusively licensed from a third party technology related to the composition of matter of CB-182,804 and its manufacture and use and have utilized the third party to perform certain of the research activities for CB-182,804. The composition of matter provisional patent application, which we have exclusively licensed, is pending and, if a patent is issued in the U.S. it would expire no earlier than December 2029.

CB-183,315 for infections caused by Clostridium difficile bacteria:

        We own the rights related to the composition of matter of CB-183,315 and its manufacture and use. The composition of matter provisional patent application is pending and, if a patent is issued in the U.S., it would expire no earlier than December 2029.

CB-183,872 for infections caused by the Hepatitis C virus:

        We own the rights related to the composition of matter of CB-183,872 (a biologic) and its manufacture and use through our acquisition of Illumigen Biosciences, Inc. The composition of matter patent application, which we own, is pending and, if a patent is issued in the U.S. we expect it would expire no earlier than May 2026.

Manufacturing and Supply Agreements

CUBICIN:

        We outsource many of our supply chain activities, including: (i) manufacturing CUBICIN API; (ii) converting CUBICIN API into its finished, vialed and packaged formulation; (iii) managing warehousing and distribution of CUBICIN to our customers; and (iv) performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales in the U.S.

        In September 2001, we entered into a manufacturing and supply agreement with ACS Dobfar SpA, or ACS, pursuant to which ACS manufactures and supplies us API for CUBICIN, on an exclusive basis, for commercial purposes. ACS is the sole provider of our commercial supply of CUBICIN API. Pursuant to our agreement with ACS, ACS currently stores some CUBICIN API at its facilities in Italy. We are also required to purchase at least one thousand kilograms of CUBICIN API in each calendar year until the expiration of the agreement on December 31, 2015, unless the agreement is terminated earlier in accordance with its terms. ACS also manufactures API for our clinical trials of CUBICIN. We expect that ACS's substantial fermentation and purification plant capacity can meet all of our anticipated needs for CUBICIN API for at least the next several years.

        In April 2000, we entered into an agreement with Hospira, Inc., or Hospira, formerly the core global hospital products business of Abbott Laboratories. Under this agreement, Hospira currently converts API into our finished, vialed formulation of CUBICIN. Under the original agreement with Hospira, Hospira had certain development obligations to assist us in obtaining an approved NDA covering CUBICIN. Hospira has no further development obligations under the agreement and we have paid Hospira approximately $0.6 million in milestone payments as full payment for its performance of these obligations. Under an amendment to this agreement, which we entered into with Hospira in June 2008, Hospira has additional development obligations relating to: (a) the validation of a second facility where Hospira will be able to provide fill/finish services for CUBICIN; (b) the validation of a new vial size for the supply by Hospira of CUBICIN vials; and (c) our ability to have Hospira provide us with packaging and labeling services for CUBICIN. We are paying Hospira to perform these development obligations, but there are no milestone payments associated with the services.

        In September 2003, we entered into a packaging services agreement with Catalent Pharma Solutions, LLC, or Catalent, the successor-in-interest to Cardinal Health PTS, LLC, or Cardinal Health, pursuant to which Catalent packages and labels the finished CUBICIN product that is produced by Hospira. We also have an additional services agreement with Oso Biopharmaceuticals Manufacturing, LLC, or Oso, successor-in-interest to an agreement that we originally entered into in August 2004 with Cardinal Health, to provide fill/finish as well as packaging services for the finished CUBICIN product at Oso's Albuquerque, New Mexico, facility.

        In June 2003, we entered into a services agreement with Integrated Commercialization Solutions, Inc., or ICS, under which ICS exclusively manages our CUBICIN warehousing and inventory program and distributes finished product to our customers. ICS also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the direct ship model we have employed since the launch of CUBICIN in the U.S. Our agreement with ICS was amended and restated in July 2006, but the services provided have remained substantially the same.

        In September 2001, Cubist entered into a services agreement with PPD Development, LLC, or PPD, pursuant to which PPD originally provided various clinical, laboratory, GMP and other research and testing services. In December 2006, we received approval from the FDA to begin release testing of CUBICIN at our Lexington, Massachusetts, facility. We now perform the testing for the U.S. market that was previously performed at PPD.

Pipeline Programs:

        Ecallantide:    Under our agreement with Dyax, Dyax, except under certain circumstances, is responsible for supplying drug substance for the development and commercialization of ecallantide. For our Phase 2 clinical trials, drug product also will be provided by Dyax. We use "drug substance" to refer to the active ingredient of a product and "drug product" to refer to the final, finished form of the product, ready for packaging and labeling. Dyax currently utilizes third party suppliers to supply such drug substance and product. Following our Phase 2 clinical trials, we will be responsible for turning ecallantide drug substance into drug product.

        ALN-RSV01:    Under our agreement with Alnylam, Alnylam is responsible for providing drug substance and drug product during development and commercialization of ALN-RSV01.

        CB-182,804 and CB-183,315:    We are responsible for providing or acquiring adequate supplies of drug substance and drug product for the development of these pipeline candidates. We are currently using third party suppliers to supply us with drug substance and drug product for these product candidates.

Government Regulation

Overview

        Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation.

U.S.—FDA Process

        Pre-Clinical Testing:    Before testing of any compounds with potential therapeutic value in human subjects may begin in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro (in an artificial environment outside of a living organism) and in vivo (within a living organism) laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation.

        Investigational New Drug application (IND):    Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an IND application, and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

        Clinical Trials:    Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board, or IRB, at the institution that is conducting the trial that considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure, which must be made to participants in the clinical trial.

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

        All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations and Good Clinical Practices, which are ethical and scientific quality standards for conducting, recording, and reporting clinical trials to assure that the rights, safety, and well-being of trial participants are protected.

        New Drug Application:    All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in an NDA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is no guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. Once an application is accepted for filing, the Federal Food, Drug, and Cosmetic Act requires the FDA to review the application within 180 days of its filing, although in practice, longer times may be required. The review process is often significantly extended by FDA requests for additional information or clarification. In fact, FDA performance goals generally provide for action on an application within 10 months, but even that deadline gets extended in certain circumstances. In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. We were granted such a Priority Review after the CUBICIN NDA was submitted in 2002; and in 2005 after submission of the supplemental new drug application, or sNDA, for the expansion of the CUBICIN label.

        As part of its review, the FDA may refer the application to an advisory committee for evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Under legislation enacted in 2007, the FDA may determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate healthcare providers of the drug's risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

        In reviewing a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval, or request additional information. On occasion, the FDA may require larger or additional clinical trials, leading to unanticipated delay or expense. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. Data from clinical trials may be subject to different interpretation, and the FDA may interpret data differently than Cubist. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, or restrictions on direct-to-consumer advertising.

        Phase 4 Clinical Trials:    Phase 4 clinical trials are studies that are conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, the FDA may require that certain Phase 4 studies be conducted post-approval, and in these cases these Phase 4 studies are called post-marketing commitments.

        Adverse Event Reporting:    The FDA requires reporting of certain information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal or suspension of the product from the market.

        Hatch-Waxman Act:    Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like CUBICIN. The law also provides incentives by awarding, in certain circumstances, non-patent marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity in addition to any patent protection the drug product may have. The Hatch-Waxman Act provides five years of "new chemical entity," or NCE, marketing exclusivity to the first applicant to gain approval of an NDA for a product that contains an active ingredient not found in any other approved product. The FDA granted CUBICIN five years of NCE exclusivity, which expired on September 12, 2008. The FDA is prohibited from accepting any ANDA for a generic drug for five years from the date of approval of the NCE, or four years in the case of an ANDA containing a patent challenge (see below). The FDA is similarly prohibited from accepting any NDA where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application. The five-year exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

        The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use. The FDA granted CUBICIN three years of exclusivity, which expires on May 25, 2009, for the additional indication of S. aureus, bloodstream infections (bacteremia). However, this exclusivity only protects against the approval of ANDAs and 505(b)(2) applications for the protected use and will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

        The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain information about patents related to the drug for listing in the Orange Book. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid or will not be infringed by the marketing of the applicant's product is called a "Paragraph IV certification." If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)(2) application four years after approval of the NDA.

        If a Paragraph IV certification is filed and the ANDA or 505(b)(2) application has been accepted as a reviewable filing by the FDA, the ANDA or 505(b)(2) applicant must then within 30 days provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid or not infringed. The NDA holder or patent owner may file suit against the ANDA or 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA's ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins at the end of the NDA holder's data exclusivity period, or, if data exclusivity has expired, on the date that the patent holder is notified. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689 and RE39,071. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. As described above, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date we were notified of the filing.

        Pediatric Exclusivity:    Section 505(a) of the Federal Food, Drug, and Cosmetics Act provides for six months of exclusivity based on the submission of pediatric data subsequent to a written request from the FDA. This period of exclusivity is added to whatever statutory or regulatory periods of exclusivity cover a drug (e.g., NCE exclusivity or patents). This is not a patent term extension, rather, it extends the period during which the FDA cannot approve an ANDA or 505(b)(2) application.

European Union—EMEA Process

        In the EU, medicinal products must be authorized either through the decentralized procedure by the competent authorities of the EU Member States, or through the centralized procedure by the European Commission following an opinion by the European Medicines Agency, or EMEA. In many EU countries, pricing negotiations also must take place between the Marketing Authorization Holder and the competent national authorities before the product is sold in their market.

Other International Markets—Drug approval process

        In some international markets (e.g., China, Japan), additional clinical trials may be required prior to the filing or approval of marketing applications within the country.

Good manufacturing practices

        The FDA, the EMEA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. We also must adhere to current Good Manufacturing Practices, or cGMP, and product-specific regulations enforced by the FDA, the EMEA and the competent authorities of EU Member States following product approval. The FDA, the EMEA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.

Sales, Marketing and Product Pricing

        In the U.S., the federal government regularly considers reforming health care coverage and costs. For example, reforms to Medicare have reduced the reimbursement rates for many of our products. Effective January 1, 2005, Medicare pays physicians and suppliers that furnish CUBICIN under a payment methodology using average sales price, or ASP, information. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare and Medicaid Services on a quarterly basis. The manufacturer-submitted information is used to compute Medicare payment rates, which are set at ASP plus six percent, updated quarterly. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Effective January 1, 2006, Medicare began to use the same ASP plus six percent payment methodology to determine Medicare rates paid for most drugs and biologics furnished by hospital outpatient departments. For calendar year 2008, the reimbursement rate in the hospital outpatient setting was ASP plus five percent and for 2009, it is ASP plus four percent. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation and for each day in which the misrepresentation was applied. Another payment reform is the addition of an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Part D plans establish formularies that govern the drugs and biologicals that will be offered and the out-of-pocket obligations for such products. In addition, plans are expected to negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries.

        Another action that may affect reimbursement related to our products involves a statutory requirement, and its implementing regulations, that Medicare may not make a higher payment for inpatient services that are caused by hospital acquired medical conditions arising after a patient is admitted to the hospital. Medicare pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment depends upon the applicable MS-DRG. The MS-DRG can vary based on the condition of the patient. Under the statute, effective October 1, 2008, if a case would be assigned to a higher paying MS-DRG because of a specified condition that arose after admission to the hospital, so-called hospital acquired conditions, or HACs, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. The Centers for Medicare and Medicaid Services, or CMS, is responsible for specifying the HACs to which this lower payment policy would apply. In July 2008, CMS issued a final rule which failed to establish MRSA as a HAC but stated that MRSA is addressed by the rule in situations where MRSA triggers another condition that is itself a HAC. Other conditions may be added as HACs in the future, including MRSA. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients who obtain a HAC and may be treated with CUBICIN.

        We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Sections 6001, 6002, and 6003 of the Deficit Reduction Act of 2005, or DRA, made significant changes to the Medicaid prescription drug provisions of the Social Security Act. These changes include, but are not limited to, revising the definition of average manufacturer price, or AMP, establishing an obligation to report AMP on a monthly basis, in addition to a quarterly basis, establishing a new formula for calculating federal upper limits, or FULs, requiring rebates for certain physician-administered drugs, and clarifying rebate liability for authorized generic drugs. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product's first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index—Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

        The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/PHS drug pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

        We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the Public Health Service (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the "Federal Ceiling Price," which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or "Non-FAMP", for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC provides for civil monetary penalties of not to exceed $100,000 per false item of information in addition to other penalties available to the government.

        There is no legislation at the EU level governing the pricing and reimbursement of medicinal products in the European Union. As a result, the competent authorities of each of the 27 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products and reduction in the number and type of products selected for reimbursement.

        Future legislation or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize CUBICIN and any other products may depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third party payors.

        The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA.

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

Other Regulatory Processes

        We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including the laws relating to the oversight activities of the Securities and Exchange Commission, or SEC, and the regulations of the NASDAQ Stock Market, on which our shares are traded. We are also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, environmental regulations, and hazardous substance control.

Our Employees

        As of February 1, 2009, we had approximately 554 full-time employees. We consider our employee relations to be good.

Our Executive Officers and Directors
Michael W. Bonney	50	President, Chief Executive Officer and Director
Robert J. Perez, MBA	44	Executive Vice President, Chief Operating Officer
Lindon M. Fellows	57	Senior Vice President, Technical Operations
Steven C. Gilman, Ph.D.	56	Senior Vice President, Discovery and Non-clinical Development and Chief Scientific Officer
Tamara L. Joseph, J.D.	46	Senior Vice President, General Counsel and Secretary
David W.J. McGirr, MBA	54	Senior Vice President and Chief Financial Officer
Gregory Stea	51	Senior Vice President, Commercial Operations
Santosh Vetticaden, Ph.D., M.D.	49	Senior Vice President, Clinical Development and Chief Medical Officer
Kenneth M. Bate, MBA(1)	58	Lead Director
Mark H. Corrigan, M.D.(1)(4)	51	Director
Sylvie Grégoire, Pharm. D.(3)	47	Director
Nancy J. Hutson, Ph.D.(3)(4)	59	Director
David W. Martin, Jr., M.D.(4)	68	Director
Walter R. Maupay, Jr., MBA(2)(3)*	70	Director
Martin Rosenberg, Ph.D.(4)*	63	Director
J. Matthew Singleton, MBA, CPA(1)*	56	Director
Martin H. Soeters(2)	54	Director
Michael B. Wood, M.D.(2)*	65	Director

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

        Mr. Perez has served as our Executive Vice President and Chief Operating Officer since August 2007. Prior to this, he was our Senior Vice President, Commercial Operations since July 2004. From August 2003 to July 2004, he served as our Senior Vice President, Sales and Marketing. Prior to joining Cubist, he served as Vice President of Biogen, Inc.'s CNS Business Unit where he was responsible for leading the U.S. neurology franchise. From 1995 to 2001, he served as a Regional Director, Director of Sales, and Avonex® Commercial Executive at Biogen. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals, ultimately serving as Regional Business Director, responsible for sales, marketing and national accounts for the Western Regional Business Unit. Mr. Perez is a director of AMAG Pharmaceuticals, Inc., a biopharmaceuticals company. Mr. Perez received a B.S. from California State University, Los Angeles and an M.B.A. from The Anderson School at UCLA.

        Mr. Fellows has served as our Senior Vice President, Technical Operations since August 2005. From July 2004 until August 2005, Mr. Fellows was Vice President, Corporate Quality Assurance of Millennium Pharmaceuticals, Inc., a biopharmaceutical company, where he was responsible for ensuring product quality and compliance to both U.S. and international requirements. From July 1995 until July 2004, Mr. Fellows held various positions of increasing responsibility at DSM Life Sciences Products, including Managing Director, Director of Quality Compliance, and Vice President of Quality Assurance and Regulatory Affairs with responsibility for anti-infectives, fine chemicals, and food sciences. Mr. Fellows holds a B.S. in Microbiology from Colorado State University.

        Dr. Gilman has served as our Senior Vice President, Discovery & Nonclinical Development and Chief Scientific Officer, since February 2008. From April 2007 until February 2008, Dr. Gilman served as Chairman of the Board of Directors and CEO of ActivBiotics, a biopharmaceutical company. From 2004 to April 2007, he served as President, CEO, and a member of the board of directors of ActivBiotics. Previously Dr. Gilman worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager, Inflammation, responsible for all aspects of the Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the boards of directors of Nextcea, Inc., a private drug discovery company, and the Massachusetts Society for Medical Research. Dr. Gilman received his Ph.D. and M.S. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio.

        Ms. Joseph has served as our Senior Vice President, General Counsel and Secretary since May 2008. Ms. Joseph was Executive Vice President, General Counsel and Company Secretary, Mayne Pharma Ltd., from July 2006 until joining Cubist. Ms. Joseph was Vice President, General Counsel and Company Secretary, at Transkaryotic Therapies, Inc. Previously, Ms. Joseph worked at Biogen Idec from 1998 to 2005, based in Paris, France, where she established and then had overall responsibility for the international legal and public affairs functions of Biogen's international operations, serving as Vice President, International, Legal, from March 2002 until she left Biogen Idec in 2005. From 1990 to 1998, Ms. Joseph was an Associate at the law offices of Morrison & Foerster in New York, Los Angeles and Brussels, where she handled litigation, intellectual property, and commercial law matters. Prior to joining Morrison & Foerster, from 1988 to 1990, she was an Associate at Fried, Frank, Harris, Shriver & Jacobson in New York. From 2005 to 2007, Ms. Joseph was a Non-Executive Board Member of LTK Farma S.A.S. Ms. Joseph received a B.A. from Duke University, a J.D. from the University of Michigan Law School, and LLM degrees from the College of Europe and from the University of Paris. She is admitted to practice law in New York, California, England, and Wales.

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

        Mr. Stea has served as our Senior Vice President, Commercial Operations since February 2009. Prior to this, he served as our Vice President, Sales and Marketing, since September 2007. Previously, Mr. Stea served as Vice President, Sales, from July 2005 to August 2007. From August 2002 to June 2005, he served as our Executive Director, Sales. Prior to joining Cubist, Mr. Stea ran his own business from January 1997 to December 2001. Mr. Stea was employed by Amgen Inc. from May 1988 to December 1996 and was the first person in Amgen's sales organization and a key contributor in building the commercial infrastructure through the launch of Amgen's two flagship products Epogen® and Neupogen® and subsequently became Vice President of Sales in January 1994. Mr. Stea began his pharmaceutical career at Glaxo Pharmaceuticals from 1982 to 1988, where he helped launch several products, including two parenteral cephalosporin antibiotics. Mr. Stea received his B.B.A. from Temple University.

        Dr. Vetticaden has served as our Senior Vice President, Clinical Development and Chief Medical Officer since December 2008. Dr. Vetticaden served as a consultant from August 2008 until joining Cubist. From February 2007 to August 2008, he was Senior Vice President and Chief Medical Officer at Maxygen, Inc. Previously, from April 2003 to February 2007, Dr. Vetticaden was Vice President, Clinical Research, at Scios, Inc., a subsidiary of Johnson & Johnson, and was responsible for all development for Phases I through IV trials. From 2000 to 2003, he was Senior Director, Global Project Team Leader, Cardiovascular, at Aventis Pharmaceuticals (now Sanofi-Aventis). From 1997 to 2000, Dr. Vetticaden was Director, Clinical Research, in the Whitehall-Robins Healthcare Division of American Home Products. From 1991 to 1997, Dr. Vetticaden pursued a medical degree and served his residency in internal medicine at the Baylor College of Medicine. Earlier in his career he worked at Biopharmaceutics Research Enterprises/International Drug Registration, Inc. Dr. Vetticaden received a B.Pharm. (Honors) from Banaras Hindu University in Banaras, India, an M.D. degree from the University of Maryland and a Ph.D. in pharmacokinetics and pharmacodynamics from Virginia Commonwealth University.

        Mr. Bate has served as one of our directors since June 2003 and became our lead director in June 2006. Since January 2007, Mr. Bate has been President and Chief Executive Officer and a director of Nitromed, Inc., a pharmaceutical company. From March 2006 until January 2007, Mr. Bate was Chief Operating Officer and Chief Financial Officer of Nitromed. From January 2005 to March 2006, he was employed at JSB Partners, a firm which Mr. Bate co-founded that provides banking and advisory services to biopharmaceutical companies. From 2002 to January 2005, Mr. Bate was head of commercial operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc. In 1999, Mr. Bate co-founded JSB Partners, an investment banking and transaction advisory firm serving the biopharmaceutical industry. He was a partner at JSB Partners through 2002. From 1997 to 1999, Mr. Bate served as Senior Managing Director and Chief Executive Officer of MPM Capital, LP, a venture capital company. He was also an advisor to BB Bioventures, a venture capital fund. Mr. Bate's life sciences industry experience also includes six years at Biogen, Inc. from 1993 to 1996 as the company's Vice President of sales and marketing, and as Chief Financial Officer from 1990 to 1993.

Mr. Bate is a director of AVEO Pharmaceuticals, Inc., a biopharmaceutical company. Mr. Bate received his B.A. degree in Chemistry from Williams College, and an MBA from The Wharton School of the University of Pennsylvania.

        Dr. Corrigan has served as one of our directors since June 2008. Dr. Corrigan is Executive Vice President, Research and Development at Sepracor, Inc. and has served in this position since he joined Sepracor in April 2003. Prior to joining Sepracor, Dr. Corrigan was Group Vice President of Global Clinical Research and Experimental Medicine at Pharmacia Corp., a pharmaceutical company, from 1998 to 2003, with responsibility for clinical research, biostatistical/data management and global procurement for compounds in Phases I-IIIB. Prior to joining the pharmaceutical industry with the Upjohn Company (which became Pharmacia) in 1993, Dr. Corrigan spent five years in academic research at the University of North Carolina Medical School, focusing in psychoneuroendocrinology. During his tenure, he was a principal investigator for several novel antipsychotics and continues to maintain an appointment as Adjunct Clinical Professor of Psychiatry. Dr. Corrigan also serves on the board of NeuroMed Technologies, Inc. He has more than 20 years of experience in treating psychiatric and central nervous system disorders and is board certified in psychiatry and neurology. He earned his undergraduate and medical degrees from the University of Virginia and subsequently received specialty training in psychiatry at Cornell and Maine Medical Center. Dr. Corrigan is a Distinguished Fellow of the American Psychiatric Association (APA).

        Dr. Grégoire has served as one of our directors since June 2006. Since 2007, Dr. Grégoire has served as President, Human Genetic Therapies division of Shire Pharmaceuticals Group plc, a pharmaceuticals company. From August 2005 to June 2008, she served as a director of IDM-Pharma, a biopharmaceuticals company, including serving as Executive Chairwoman from August 2006 to October 2007. From 2004 to 2005, Dr. Grégoire served as President and Chief Executive Officer of GlycoFi, Inc., a biotherapeutics company. From 2003 to 2004, Dr. Grégoire was a consultant to the biopharmaceuticals industry. From 2001 through 2003, Dr. Grégoire served as Executive Vice President, Technical Operations, of Biogen, Inc. and its successor Biogen Idec Inc., and from 1995 to 2001, she held various roles of increasing responsibility with Biogen. Prior to Biogen, Dr. Grégoire held clinical research and regulatory roles with Merck & Co., a pharmaceuticals company. She received her Pharm.D. degree from the State University of New York at Buffalo and her pharmacy graduate degree (Bachalaureat en Pharmacie) from the Université Laval, Quebec City.

        Dr. Hutson has served as one of our directors since June 2008. She retired from Pfizer, Inc. in 2006 after spending 25 years in various research and leadership positions, most recently serving as Senior Vice President, Pfizer Global Research and Development and Director of Pfizer's pharmaceutical R&D site, known as Groton/New London Laboratories. Dr. Hutson's career at Pfizer was marked by progressively demanding jobs, first in the research laboratories, then in strategic staff roles and as global leader of Exploratory Development, she led the Groton/New London Laboratory, which was the largest R&D site of any pharmaceutical company. She led 4,500 colleagues (primarily scientists) and managed a budget in excess of $1 billion. While at Pfizer, Dr. Hutson was an active member of numerous committees, serving as Chair of the Groton New London Laboratories Leadership Team and the Exploratory Development Strategy Team, and as a member of the Worldwide Development Operations Group, Senior Leadership Team and the Pharmaceuticals Steering Committee, among others. She was also a sponsor of the Network of Executive Women where she served as a mentor for senior women at Pfizer Global Research and Development. Dr. Hutson has authored or co-authored more than 45 academic research papers and abstracts. She received her B.A. in General Biology from Illinois Wesleyan University and her Ph.D. in Physiology and Biochemistry from Vanderbilt University. She completed a post-doctoral fellowship at the Diabetes and Endocrinology Center at Vanderbilt and a postdoctoral fellowship in the Department of Clinical Biochemistry at the University of Oxford.

        Dr. Martin has served as one of our directors since October 1997 and as our lead director from October 2004 until June 2006. Since 2004, he has been the Founder, Chairman, and Chief Executive

Officer of AvidBiotics Corporation, a biotechnology company. In 2003, he was Chairman and Chief Executive Officer of GangaGen, Inc., a biotechnology company. From July 1997 until April 2003, Dr. Martin served as President, Chief Executive Officer and a founder of Eos Biotechnology, Inc., a biotechnology company. From 1995 to 1996, Dr. Martin was President and Chief Executive Officer of Lynx Therapeutics, Inc., a biotechnology company. During 1994 and through May 1995, Dr. Martin served as Senior Vice President of Chiron Corporation, a biopharmaceutical company. From 1991 to 1994, Dr. Martin served as Executive Vice President of DuPont Merck Pharmaceutical Company. From 1983 to 1990, Dr. Martin was Vice President and then Senior Vice President of Research and Development at Genentech, Inc., a biopharmaceutical company. Prior to 1983, Dr. Martin was a Professor of Medicine, Professor of Biochemistry and an Investigator of the Howard Hughes Medical Institute at the University of California, San Francisco. Dr. Martin is also Lead Director of Varian Medical Systems, Inc., a medical equipment and software supplier. Dr. Martin attended M.I.T. and received an M.D. from Duke University.

        Mr. Maupay has served as one of our directors since June 1999. Since June 1995, when he retired from Calgon Vestal Laboratories, a division of Bristol-Myers Squibb Corporation, Mr. Maupay has served as a director at a number of public and private companies. Mr. Maupay is currently a director of SyntheMed, Inc., a biomaterials company, and is director and non-executive chair of Kensey Nash Corporation, a medical device company. From January 1995 to June 1995, Mr. Maupay served as Group Executive of Calgon Vestal Laboratories. From 1988 to 1995, Mr. Maupay served as President of Calgon Vestal Laboratories, at that time, a subsidiary of Merck and Company. From 1984 to 1988, Mr. Maupay served as Vice President, Healthcare at Calgon Vestal Laboratories. Mr. Maupay received his B.S. in Pharmacy from Temple University and an MBA from Lehigh University.

        Dr. Rosenberg has served as one of our directors since March 2005. Since 2003, Dr. Rosenberg has been the Chief Scientific Officer of Promega Corporation, a biotechnology company. From 2001 to 2003, Dr. Rosenberg served as Vice President, Research and Development of Promega Corporation. From 2000 until 2001, Dr. Rosenberg was Senior Vice President, Anti-Infectives, Drug Discovery at GlaxoSmithKline, a pharmaceutical company. From 1996 until 2000, Dr. Rosenberg was Senior Vice President, Anti-Infectives at SmithKline Beecham Corporation, a predecessor company to GlaxoSmithKline. Prior to 2000, Dr. Rosenberg held a variety of roles of increasing responsibility with SmithKline Beecham Corporation. Before joining SmithKline Beecham, Dr. Rosenberg spent 10 years at the National Institutes of Health and was a Section Chief at the National Cancer Institute. Dr. Rosenberg is a director of Promega Corporation, the Medical College of Wisconsin Research Foundation, and Scarab Genomics, a biotechnology company. He also serves as a member of the Advisory Council for the National Institutes of Allergy & Infectious Diseases at the National Institute of Health. He participates on a variety of academic and industry Scientific Advisory Boards and holds an adjunct Professorship at the University of Wisconsin, Department of Bacteriology, Madison, WI. Dr. Rosenberg is an Editor of Microbial Biotechnology, a Senior Editor of the Journal of Bacteriology and a member of several other journal Editorial Boards. Dr. Rosenberg received a B.A. degree from the University of Rochester and a Ph.D. from Purdue University.

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

        Mr. Soeters has served as one of our directors since September 2006. Since 2008, Mr. Soeters has served as President of Novo Nordisk Europe A/S, a healthcare company located in Europe, and since 2007, as Senior Vice President of Novo Nordisk Europe A/S. Novo Nordisk A/S is a healthcare company with headquarters in Copenhagen, Denmark. From 2000 to 2007, Mr. Soeters served as President and Senior Vice President of Novo Nordisk, Inc. in Princeton, NJ. From 1998 to 2000, he served as Senior Vice President International Marketing at Novo Nordisk Denmark, and from 1994 to 1998, he served as Managing Director of Novo Nordisk France. From 1992 to 1995, Mr. Soeters was Managing Director at Novo Nordisk Belgium, and in 1991, he was International Marketing Director at Novo Nordisk Denmark. Prior to that time, he held various sales and marketing positions at Novo Nordisk in the Netherlands between 1980 and 1991. During 2007 and 2008, Mr. Soeters was a director of Pharmacopeia, Inc., a biopharmaceutical company. He is also a member of the Board of Overseers of the Joslin Diabetes Center. He was a Trustee of the HealthCare Institute of New Jersey, and from 2005 to 2007, a member of the Biotechnology Industry Organization Board of Directors. From 2004-2006, he served on the Board of Directors of the Pharmaceutical Research and Manufacturers of America (PhRMA) in Washington, D.C. Mr. Soeters studied meteorology, as well as sales, product and marketing management in the Netherlands, and he also attended the Stanford Executive Program.

        Dr. Wood has served as one of our directors since March 2005. Dr. Wood is currently an Orthopedic Surgeon and retired President-emeritus of the Mayo Foundation and Professor of Orthopedic Surgery, Mayo Clinic School of Medicine. He was previously Chief Executive Officer of the Mayo Foundation from 1999 until 2003. Prior to 1999, Dr. Wood held a variety of roles within the Mayo Clinic. Dr. Wood is a director of Steris Corporation, a medical sterilization company, and Assistive Technology Group, Inc., a rehabilitation and durable medical equipment company. Dr. Wood is also a director of SingHealth, an integrated health system in Singapore and. Dr. Wood received a B.A. degree from Franklin and Marshall College, an M.D., C.M. degree from McGill University and an M.S. degree from the University of Minnesota.

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

        Financial and other information about Cubist is available on our website (http://www.cubist.com). We make available on our website, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any of our shareholders upon request in writing to "Investor Relations, Cubist Pharmaceuticals, Inc., 65 Hayden Ave., Lexington, MA 02421."

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

Risks Related to Our Business

We depend heavily on the success of CUBICIN, which may not continue to be widely accepted in the U.S. by physicians, patients, third-party payors, or the medical community in general or may not become as widely accepted in other countries around the world where CUBICIN is being commercialized or may be commercialized in the future.

        We have invested a significant portion of our time and financial resources in the development and commercialization of CUBICIN. For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN was approved by the FDA in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and launched in the U.S. in November 2003. In May 2006, the FDA approved CUBICIN for the additional indication of S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

        We cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI and S. aureus bacteremia in the U.S. Further, CUBICIN currently competes in the U.S. with a number of existing anti-infective drugs manufactured and marketed by major pharmaceutical companies and potentially will compete against two new anti-infective drugs, telavancin and ceftobiprole, whose approval may occur in the near future, and others that are being reviewed by the FDA or under development, including late stage development, at other companies.

        As of December 31, 2008, CUBICIN had been approved in a total of 58 countries, including the U.S. Today CUBICIN is being marketed in 25 of these countries, with an additional 10 new market launches anticipated in 2009, the majority of these being Novartis territories. In the EU, CUBICIN is approved for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. To date, EU sales have grown more slowly than U.S. sales due primarily to lower overall MRSA rates in the hospital and community, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors. We cannot guarantee that our international CUBICIN partners will be successful in launching or marketing CUBICIN in their markets. Moreover, we only receive a portion of the revenues from sales of CUBICIN by our international partners.

        The degree of continued market acceptance of CUBICIN, and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including those set forth below and the other CUBICIN-related risk factors described in this "Risk Factors" section:

  •
  the continued safety and efficacy of CUBICIN, both actual and perceived;

  •
  the ability of target organisms to develop resistance to CUBICIN;

  •
  risks of any unanticipated adverse reactions to CUBICIN in patients;

  •
  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

  •
  the reimbursement policies of government and third-party payors;

  •
  our ability to educate the medical community about the safety and efficacy of CUBICIN in compliance with FDA, other federal and state government rules and regulations, and other promotional rules and standards;

  •
  the level of access that our sales force has to physicians who are likely to prescribe CUBICIN;

  •
  effects of the economic downturn in the U.S. and around the world, which could lower demand for CUBICIN due to, for example, hospitals', insurers' and third party payors' attempts to minimize costs by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals;

  •
  our ability to continue to successfully sell CUBICIN and MERREM I.V. in the U.S. using the same sales force; and

  •
  our international partners' efforts and their success in achieving marketing approval for and selling CUBICIN in their respective territories, particularly Novartis in the EU.

        Because our primary source of revenues is CUBICIN, any impediment to the success of CUBICIN would have a significant effect on our business and financial results.

We may not be able to obtain, maintain or protect certain proprietary rights necessary for the development and commercialization of CUBICIN or our internally-developed drug candidates and research technologies. In addition, third parties from which we license proprietary rights or obtain other types of rights to develop and/or commercialize marketed products, drug candidates or research technologies may not be able to obtain, maintain or protect such proprietary rights.

        Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges. We consider that, in the aggregate, our unpatented proprietary technology, patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Legal standards relating to the validity and scope of patents covering pharmaceutical and biotechnological inventions are continually developing, both in the U.S. and in other important markets outside the U.S. Our patent position and the patent positions of our licensors are highly uncertain and involve complex legal and factual questions, and we cannot predict the scope and breadth of patent claims that may be afforded to our patents or to other companies' patents. We cannot assure you that the patents that we or our collaborators, licensors or other third parties with which we have similar arrangements, which we refer to collectively as our licensors or collaborators, obtain or the unpatented proprietary technology we or our licensors hold will afford us commercial protection.

        The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors with respect to any of our or their pending patent applications for CUBICIN, our other drug candidates, or our research technologies or with respect to any patent applications filed by us in the future. We also cannot be sure that any of our existing or our licensors' patents or any patents that may be granted to us or our licensors in the future will be commercially useful in protecting CUBICIN, our other drug candidates or our other technology. Of particular concern for a company like ours, that is primarily dependent upon CUBICIN to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called "the Orange Book" are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. On February 9, 2009, we received a Paragraph IV certification notice letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689 and RE39,071. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date we were notified of the filing. A court or other agency with jurisdiction may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. Until the litigation commences, and during the period in which such litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, will likely cause our stock price to decline. Any final unappealable adverse result in the litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

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

        If our collaborators or our consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Moreover, the laws of foreign countries in which we market our drug products may afford little or no effective protection to our intellectual property, thereby easing our competitors' ability to compete with us in such countries.

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

        We also rely on trade secrets and other unpatented proprietary information in our manufacturing and product development activities. To the extent that we maintain a competitive advantage by relying on trade secrets and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology, resulting in an adverse effect on our business, financial condition and results of operations. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborators, employees and consultants. It is possible that these agreements could be breached and we might not have adequate remedies for any such breaches.

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

        In addition, we do not have the capability to manufacture or supply our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira Worldwide, Inc., or Hospira, and Oso Biopharmaceuticals Manufacturing, LLC (successor-in-interest to Catalent Pharma Solutions, LLC, who was successor-in-interest to Cardinal Health PTS, LLC), or Oso, to manufacture and supply to us finished drug product.

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

        Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of our API is of significant value, and while in transit, it could be lost or damaged. Moreover, at any time after shipment to the U.S., our API could be lost or damaged as it is stored at our warehouser, Integrated Commercialization Solutions, Inc., or ICS, and moves through our finished product manufacturers. We have taken risk mitigation steps and have purchased insurance to protect against such loss or damage. However, depending on when in this process the API is lost or damaged, we may have limited recourse for recovery against our finished product manufacturers or insurers and could experience significant interruptions with the supply of CUBICIN. As a result, our financial performance could be impacted by any such loss or damage to our API. We are also subject to financial risk from volatile fuel costs due to shipping CUBICIN API to the U.S., as well as shipping of finished product within the U.S. and to our international distribution partners for packaging, labeling and distribution.

        We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. Upon any such event in Italy, the supply of CUBICIN API stored at ACS could be impacted.

        While we have reduced the cost of producing CUBICIN in recent years, we cannot guarantee that we will be able to continue to reduce the costs of commercial scale manufacturing of CUBICIN over time. In order to continue to reduce costs, we may need to develop and implement process improvements, at which we may or may not be successful. In addition, in order to implement any such process improvements that we are successful in developing, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to further reduce our costs over time.

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

We face significant competition from other biotechnology and pharmaceutical companies and may face additional competition in the future, particularly with respect to CUBICIN, including from Teva, who is seeking to market a generic version of CUBICIN, and our operating results will suffer if we fail to compete effectively.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than CUBICIN or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the continued acceptance of CUBICIN, if physicians prefer other existing drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, our financial condition and results of operations would be negatively impacted. In addition, CUBICIN may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before CUBICIN in countries where CUBICIN is not yet approved.

        The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In January, 2009, Pfizer and Wyeth announced that Pfizer has agreed to acquire Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form.

        In November 2008, an FDA Anti-infective Drug Advisory Committee, or AIDAC, meeting was held to discuss pending NDAs for three antibiotics: telavancin, filed by Theravance, Inc., or Theravance; oritavancin, filed by Targanta Therapeutics Corporation, or Targanta, which in late February 2009, became a wholly-owned subsidiary of The Medicines Company; and iclaprim, filed by Arpida Ltd., or Arpida. The NDAs for each of these agents sought approval for the treatment of cSSSI. The AIDAC voted in favor of approval of telavancin and made recommendations regarding certain safety issues. In late January 2009, Theravance submitted an NDA for telavancin as a potential therapy for hospital-acquired pneumonia, or HAP, based on the positive results of the telavancin HAP Phase 3 trial announced in December 2007. In late February 2009, Theravance announced that it had received a Complete Response letter from the FDA outlining requirements for approval of telavancin for the treatment of cSSSI. The Complete Response letter requires a Risk Evaluation and Mitigation Strategy and a boxed warning related to the risk of teratogenicity (the ability to cause birth defects), as well as requesting data on patients with certain renal risk factors from the cSSSI and HAP studies, revisions to the draft label, and a customary safety update. No additional clinical trials are required. The AIDAC, in November 2008, also voted against approval of oritavancin and iclaprim based on the data submitted in their respective NDAs, and the FDA recently issued complete response letters on the NDAs for these drugs, indicating that they were not approvable at this time for treatment of cSSSI. The FDA also is reviewing an NDA for ceftobiprole, a broad spectrum agent with MRSA activity, which was submitted in May 2007 by a division of Johnson & Johnson, which has an exclusive worldwide license to ceftobiprole from Basilea Pharmaceutica Ltd. or Basilea. Johnson & Johnson announced that its Complete Response (to the Approvable Letter received by Johnson & Johnson in March 2008) was accepted in September 2008 as a Class 2 Complete Response. In late February, Basilea announced that the as a result of FDA inspections at investigator sites and of the sponsor, the FDA suggested that Johnson & Johnson have additional clinical site audits performed. These additional audits are anticipated to occur in the first half of 2009 with a Complete Response submission foreseen in the second half of this year. Basilea also announced that it has filed claims in arbitration against Johnson & Johnson and affiliated companies related to delays in approval of ceftobiprole. Telavancin and ceftobiprole may be approved and marketed in the near future and could compete with CUBICIN. Oritavancin and iclaprim, as well as other antibiotics in clinical development, could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

        Teva notified us on February 9, 2009, that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. If Teva's ANDA is ultimately approved by the FDA and Teva launches a generic version of CUBICIN, which could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court) has expired and Teva decides to launch prior to the district court decision, then we would face competition in the U.S. from a generic version of CUBICIN. This would likely impact our ability to sell CUBICIN at a significantly higher price than the generic version of CUBICIN and negatively impact our market share, and would therefore likely have a significant adverse impact on our financial condition and results of operations.

        MERREM faces competition in the U.S. from commercially available drugs such as Primaxin® I.V., marketed by Merck as well as Doribax®, marketed by Ortho-McNeil, a Johnson & Johnson company. In particular, Primaxin I.V. has been a widely used and well known antibiotic for over 20 years (approved in 1986). Doribax was recently approved by the FDA in October 2007 for two indications (complicated intra-abdominal infections and complicated urinary tract infections, including pyelonephritis). Ortho-McNeil is pursuing additional indications for Doribax. In August 2008, the FDA issued a complete response letter outlining the actions necessary to address outstanding issues with the supplemental NDA for use of Doribax in patients with nosocomial pneumonia, including ventilator-associated pneumonia.

        Any inability on our part to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

If we are unable to maintain satisfactory sales and marketing capabilities, we may not continue to succeed in commercializing CUBICIN or succeed in our promotion activities with respect to MERREM I.V.

        We cannot guarantee that we will continue to be successful in commercializing CUBICIN or will be successful in promoting MERREM I.V. or that the promotion of MERREM I.V. will not detract from our commercialization efforts for CUBICIN. In connection with our launch of CUBICIN in November 2003, we developed our own sales and marketing capabilities in the U.S., and we continue to develop those capabilities. We only began promoting MERREM I.V. in July 2008, so our sales force has limited experience selling two drug products simultaneously. There is also a risk that members of our sales force may terminate their employment with us to pursue opportunities at other biotechnology and pharmaceutical companies that they believe may provide greater financial or professional opportunities.

        In addition, our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006, with seven more added in 2007 and 2008. To date, EU sales have grown more slowly that U.S. sales due primarily to lower overall MRSA rates in the hospital and community, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S. , the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors. Other than in the EU, our international partners have launched CUBICIN only in Israel, Canada, Macau, Singapore, Malaysia, the Philippines and Argentina. Except for Israel, these launches have all taken place in the last year. We cannot guarantee that our partners will be successful in launching or marketing CUBICIN in their markets.

Our business may suffer if we fail to manage our growth and increased breadth of our activities effectively.

        We have expanded the scope of our business significantly over the last year. Since January 1, 2008, we have added MERREM I.V. as a product that we promote while we continue to sell CUBICIN, in-licensed two clinical stage drug candidates and filed INDs for two internally developed drug candidates. We also have grown our employee base substantially, particularly in research and development and sales. Prior to 2008, we never promoted more than one product at one time, nor had we ever had more than two drug candidates in clinical development. We plan to continue to add products and drug candidates through internal development and in-licensing over the next several years and to continue the development of our existing drug candidates that demonstrate the requisite efficacy and safety to advance in clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue to build our organization and make significant additional investments in personnel, information management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to effectively manage and progress all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

If pre-clinical or clinical trials for our drug candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business.

        Before we receive regulatory approvals for the commercial sale of any of our drug candidates, our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that usually takes many years. Furthermore, we cannot be sure that pre-clinical testing or clinical trials of any drug candidates will demonstrate the quality, safety and efficacy of our drug candidates at all or to the extent necessary to obtain marketing approvals. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier phase trials.

        Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, the FDA must approve an IND. The FDA will approve the IND if it is established that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies commercial development. It takes significant time and expense to generate the data to support an IND filing. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support a filing or gain IND approval. This has happened to us in the past, and likely will happen again in the future. In fact, most compounds that are discovered never make it into human clinical trials.

        Four of our drug candidates are currently in the clinical stage, and we continue to conduct clinical trials of CUBICIN. Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g. IRBs and Ethical Committees, or ECs) at the centers at which the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of the clinical trials. Feedback from regulatory authorities or results from earlier stage clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of drug development. These types of delays or suspensions can result in increased development costs and delays in marketing approvals. Our ability to secure clinical trial insurance could also cause delays.

        In order to initiate clinical trials in pediatric patients, sponsor companies must demonstrate that the drug candidate is not only safe, but has the potential for efficacy. This makes it more difficult to initiate clinical trials in pediatric patients and could delay clinical development programs that are targeted at pediatric patients, such as those that we may seek to conduct in our development of ALN-RSV01. In addition, following entry into force in the EU of new legislation governing medicinal products for pediatric use, manufacturers are required to include data on the use of the medicine with their marketing authorization applications for new medicines and line-extensions for existing patent-protected medicines. This data is generated from an agreed pediatric investigation plan. The nature of our drug candidates may make preparation of the required pediatric investigational plan and generation of the related data difficult. This, in turn, may delay the submission of our marketing authorization application for the medicinal product.

        Furthermore, there are a number of additional factors that may cause delays in our clinical trials. The rate of completion of our clinical trials is dependent in part on the rate of patient enrollment. There may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs and delays in marketing approvals. In addition, our clinical trials may be delayed or prematurely terminated by one or more of the following factors:

  •
  our inability to manufacture, or obtain from a third party manufacturer, sufficient quantities of acceptable materials for use in clinical trials;

  •
  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of ecallantide that may be conducted by Dyax or its other licensors or clinical trials of ALN-RSV01 that may be conducted by Alnylam's partner in Asia, Kyowa Hakko Kirin Co., Ltd.;

  •
  the delay or failure in reaching agreement on contract terms with prospective study sites;

  •
  the delay or failure in obtaining IRB review and approval of the clinical trial protocol;

  •
  our inability to reach agreement on trial design and priorities with collaborators with which we are co-developing a drug candidate, such as ALN-RSV01, which we are co-developing with Alnylam in North America;

  •
  the failure of third-party clinical research organizations that we have engaged to manage the trials to perform their oversight of the trials or meet expected deadlines;

  •
  the failure of our clinical investigational sites and related facilities and records to be in compliance with the FDA's Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, EMEA, or EU Member State inspections of clinical trials;

  •
  inability to enroll study patients;

  •
  unforeseen safety issues;

  •
  lack of demonstrated efficacy in the clinical trials;

  •
  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or ECs on a trial design that we are able to execute;

  •
  the FDA, the competent national authorities of EU Member States or ECs placing a trial on "clinical hold" or temporarily or permanently stopping a trial for a variety of reasons, principally for safety concerns;

  •
  difficulty in adequately following up with patients after treatment; or

  •
  changes in laws, regulation, or regulatory policy.

        If clinical trials for our drug candidates are unsuccessful, delayed or cancelled, particularly either of our Phase 2 clinical trials of ecallantide as a potential treatment for the prevention of blood loss during cardiothoracic surgery, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

If we are unable to discover, in-license, or acquire drug candidates, we will not be able to implement our current business strategy.

        We have made significant investments in research and development over the years since we were founded and have recently increased our research and development workforce. However, except for the drug candidates for which we recently submitted INDs, none of our internally developed product candidates have reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally developed drug candidates or that there will be clinical benefits associated with CB-182,804, CB-183,315 or any other drug candidates that we do develop. While we are researching other drug candidates for potential clinical development, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a commercial product.

        CUBICIN and our other drug candidates that have progressed to Phase 2 clinical trials were the result of in-licensing patents and technologies from third parties. These in-licensing activities represent a significant expense and would generally require us to make upfront payments, pay development and commercialization milestone payments and royalties to other parties on product sales, as do our in-licensing agreements for CUBICIN, ecallantide and, with respect to the non-North American territory, ALN-RSV01. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs with a third party. For example, under our collaboration with Alnylam, we equally share the costs and profits of developing and commercializing ALN-RSV01 in North America with Alnylam. We intend to continue to source drug candidates through acquisition or in-licensing. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. In particular, in recent years, very large pharmaceutical companies with significant resources, such as Novartis and Pfizer, have focused their attention on opportunities in the anti-infective marketplace. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business. If we needed additional capital to fund our acquisition or in-licensing of such a candidate, we would need to seek financing by borrowing funds or through the capital markets. Given the current distress in the financial and credit markets, it may be difficult for us to acquire the capital that we would need.

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

We, and/or our partners, will need to obtain regulatory approvals for CUBICIN in international jurisdictions in which CUBICIN has not yet received approvals, our existing drug candidates and any other drug candidates in order to commercialize them as products, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts is contingent upon obtaining and maintaining these approvals.

        The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Any drug candidate will require governmental approvals prior to commercialization. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. Novartis and our other collaborators, including AstraZeneca

AB or its affiliates, Sepracor, Inc., successor-in-interest to Oryx Pharmaceuticals Inc., Kuhnil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval for marketing CUBICIN in 25 countries outside of the EU for the same, or very similar, indications for which we have approval in the U.S. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

        Even if our drug products are approved for marketing and commercialization, we will need to comply with post-approval clinical study commitments in order to maintain the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with RIE. We worked with the FDA to design these studies and have completed one study of CUBICIN in renal-compromised patients. In late 2008, we submitted a proposal for a follow-on study in these renal-compromised patients to the FDA and await feedback from the FDA before proceeding further. We initiated studies of CUBICIN in pediatric patients and those with RIE in 2008. Our business could be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN.

        In addition, adverse medical events that occur during clinical trials or during commercial marketing of CUBICIN could result in claims against us and the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline. In particular, our planned pediatric trial exposes us to more uncertain and potentially greater risk because of the age of the patients.

The FDA may change its approval requirements or policies for antibiotics, or apply interpretations to its requirements or policies, in a manner that could delay or prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN that we may seek in the U.S.

        Regulatory requirements for the approval of antibiotics in the U.S. may change in a manner that requires us to conduct additional large-scale clinical trials, which may delay or prevent commercialization of any new antibiotic product candidates or any additional indications for CUBICIN that we may seek. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

        In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis for approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. IRBs may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if IRB and EC approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. The draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally and reserves until a later date the FDA's guidance on the use of non-inferiority studies in all therapeutic areas. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the U.S. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we may seek to develop, such as CB-182,804 and CB-183,315, or any additional indications for CUBICIN in the U.S. for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval. In November 2008, an AIDAC meeting considered non-inferiority margins for new antibiotics for cSSSIs. The AIDAC concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if major abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. The position of the AIDAC may or may not be applied by FDA in its review of applications of regulatory filings.

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

        The increased scrutiny by Congress and regulatory authorities may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements on pharmaceutical products generally and particularly with respect to antibiotics, one of the key areas of focus. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals could prevent us from successfully commercializing any new antibiotic product candidates such as CB-182,804 and CB-183,315, receiving any additional indications for CUBICIN, generating revenues, and sustaining profitability.

If we are unable to generate the revenues we expect from MERREM I.V. or from any of our other drug candidates, our ability to create long-term shareholder value may be limited.

        Because of the long development time of drug candidates, none of the drug candidates that we are currently developing would generate revenues for many years. Unless and until we are able to successfully commercialize additional drug products, we will continue to rely primarily on CUBICIN and, to a lesser extent, on MERREM I.V. for our revenues. In the case of MERREM I.V., our agreement with AstraZeneca contains several provisions pursuant to which our rights to promote MERREM I.V. in the U.S. could terminate prior to the December 31, 2012, expiration date in the agreement. If the agreement terminates prior to its expiration date, we will not be able to realize the fully expected value from the promotion of MERREM I.V. If we are unable to realize the full expected value from the promotion of MERREM I.V., bring any of our current or future drug candidates to market, or acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited.

We have collaborative and other similar types of relationships that expose us to a number of risks.

        We have entered into, and anticipate continuing to enter into, collaborative and other similar types of arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. For example, we have agreements with the following companies to develop and commercialize CUBICIN outside the U.S.: a Novartis subsidiary, which is responsible for seeking regulatory approvals and commercializing CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries; AstraZeneca AB, which is responsible for seeking regulatory approvals and commercializing CUBICIN in China and other countries in Asia, Africa and the Middle East; a Merck subsidiary, which is responsible for the development and commercialization of CUBICIN in Japan; and other partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In April 2008, we entered into an exclusive license and collaboration agreement with Dyax for the development and commercialization in North America and Europe of the intravenous formulation of ecallantide for the prevention of blood loss during surgery. Under this collaboration, our license includes the rights to develop and commercialize ecallantide within a specified field with Dyax retaining rights to develop ecallantide itself or with other partners outside of our field. In July 2008, we entered into an exclusive agreement with AstraZeneca to promote and provide other support for MERREM I.V. in the U.S. Under the agreement, AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. and is responsible for manufacturing and supplying MERREM I.V. In January 2009, we entered into an exclusive license and collaboration agreement with Alnylam. Under the agreement, we will co-develop with Alnylam therapeutic products for the treatment of RSV in North America and equally share the costs and profits of such products with Alnylam and have a license to solely develop and commercialize such products in the rest of the world, excluding Asia.

        In addition to the types of collaborations described above, we collaborate with a variety of other companies on the development of drug product candidates which involve the licensing of some or all of the rights of a company's drug product candidate and for the manufacturing, clinical trials, clinical and preclinical testing, and research activities. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates. We cannot be sure that we will be able to establish any additional collaborative relationships on terms acceptable to us or that we will be able to work successfully with our existing collaborators or their successors.

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

  •
  AstraZeneca may not provide the level of support that it is required to provide under our agreement with respect to MERREM I.V. or may not support our promotion of MERREM I.V. to the degree that we would like, leading us to receive lower than expected revenues from this collaboration;

  •
  the failure of AstraZeneca to manufacture and supply adequate quantities of MERREM I.V. in the U.S. would likely cause us to receive lower then expected revenues from this collaboration;

  •
  we may be dependent upon other collaborators to manufacture and supply drug product to us, as we are with AstraZeneca for MERREM I.V., Dyax for ecallantide and Alnylam for ALN-RSV01, in order to develop or commercialize the drug product that is the subject of the collaboration, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

  •
  some drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own drug candidates or drug products, which may lead them to reduce their effort on the drug candidates or drug products on which we are collaborating with them;

  •
  the protection of proprietary rights, including patent rights, for the technology underlying the drug products we license may be under the control of our collaborators and therefore our ability to control the patent protection of the drug product may be limited;

  •
  in situations, such as with ecallantide, where our collaborator retains rights to develop and commercialize the product, or with ALN-RSV01, where we and our collaborator share decision making power with respect to development of the product, we and our collaborator may not agree on decisions that could affect the development, regulatory approval, manufacture or commercial viability of the product;

  •
  in situations, such as with ALN-RSV01, where we and our collaborator are sharing the costs of development, our collaborators may not have the funds to contribute to their share of the costs of the collaboration;

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

        We have manufacturing, collaborative and clinical trial relationships outside the U.S., and CUBICIN is marketed internationally through collaborations. Consequently, we are, and will continue to be, subject to additional risks related to operating in foreign countries. Associated risks of conducting operations in foreign countries include:

  •
  differing regulatory requirements for drug approvals in foreign countries;

  •
  unexpected CUBICIN adverse events that occur in foreign markets that we have not experienced in the U.S.;

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

  •
  compliance with tax, employment, immigration and labor laws for employees employed, living or traveling abroad;

  •
  foreign taxes, including withholding of payroll taxes;

  •
  workforce uncertainty in countries where labor unrest is more common than in the U.S.;

  •
  violations of laws by our licensees and distributors, including violations of the U.S. Foreign Corrupt Practices Act;

  •
  production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;

  •
  business interruptions resulting from geo-political actions, including war and terrorism, and natural disasters in other countries;

  •
  relatively lower pricing for our products in one country that could affect pricing of our products, or the perception thereof, in other countries; and

  •
  different intellectual property laws and regulations that may make it more difficult for us to secure, protect and enforce the protection of our intellectual property, including the CUBICIN patents that we hold and are seeking in many countries outside the U.S.

        These and other risks associated with our international operations may materially adversely affect our ability to maintain profitability.

We depend on third parties in the conduct of our clinical trials for CUBICIN and our drug candidates and expect to do so with respect to other drug candidates, and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

        We depend on independent clinical investigators, contract research organizations, or CROs, and other third party service providers in the conduct of our clinical trials for CUBICIN and our drug candidates. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the further development, approval and commercialization of CUBICIN, our existing drug candidates and other future drug candidates.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

        We acquired Illumigen Biosciences, Inc., or Illumigen, in December 2007, which was only the second business acquisition we have made since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Also, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. If the credit and financial markets continue to be distressed, we may not be able to replenish our cash resources on favorable terms or at all or we may have to issue additional shares on unfavorable terms which would exacerbate the dilution to our shareholders. Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target, or that the accounting effect of the acquisition under new accounting rules will not be what we had anticipated. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Because our acquisition of Illumigen occurred recently, many of these risks still exist with respect to this transaction.

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

        We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today's tightened and fluctuating credit and financial markets. Such risks, including any additional write downs of our auction rate securities or the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, additional impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, in the fourth quarter of 2008, we recorded an other-than-temporary impairment charge of $49.2 million of the $58.1 million in auction rate securities that we hold due to the significant deterioration in the credit and financial markets. We will continue to monitor the credit and financial markets, and if there is continued deterioration, the fair value of our auction rate securities could decline further resulting in additional other-than-temporary impairment charges. Any recovery of the fair market value would not be recognized in our financial statements until the gain is realized upon sale of the auction rate securities.

We have incurred substantial losses in the past and may incur additional losses.

        Since we began operations, we incurred substantial net losses in every fiscal period until the third quarter of 2006. We generated net income of $169.8 million and $48.1 million for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, we had an accumulated deficit of $266.2 million.

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

        We believe that our existing cash, cash equivalents and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. However, we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, promote MERREM I.V., develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. Other than our $90.0 million credit facility with RBS Citizens Bank, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us, particularly if the credit and financial markets continue to be distressed.

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

        Our annual debt service obligations on our 2.25% convertible subordinated notes that we issued in June 2006, or 2.25% Notes, are approximately $6.8 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, if needed, we will not be able to execute our current business plan successfully.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

        Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical and sales personnel. Historically, we have been highly dependent on our management, scientific and medical personnel. In recent years, our sales personnel have become increasingly important to the success of our business. In order to induce valuable employees to remain at Cubist, we have provided stock options that vest over time. In the future, we expect to continue to use stock options, restricted stock units or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to our executive officers. Despite our efforts to retain valuable employees, members of our management, scientific, medical and sales teams have in the past and may in the future terminate their employment with us. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates or our existing employees than what we have to offer. If we are unable to grow our business according to our business plan, including by developing or acquiring additional drug products, we may become a less attractive place to work for our existing employees and for high quality candidates. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results if we are unable to effectively compensate for these losses, and if we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

Risks Related to Our Industry

Patent litigation or other intellectual property proceedings relating to our products or processes could result in liability for damage or stop our development and commercialization efforts.

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

        An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689 and RE39,071. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date we were notified of the filing. A court or other agency with jurisdiction may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. Until the litigation commences and during the period in which such litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, will likely cause our stock price to decline. Any final unappealable adverse result in the litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

        The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. We expect to incur significant costs in connection with our ANDA litigation with Teva.

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

        Acceptable levels of reimbursement for costs of developing and manufacturing drug products and treatments related to those drug products by government authorities, private health insurers, and other organizations, such as HMOs, can have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our drug products and drug candidates. In both the U.S. and in foreign jurisdictions, legislative and regulatory actions can affect health care systems and reimbursement for products that we market.

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

        Another action that may affect reimbursement related to our products involves a statutory requirement, and its implementing regulations, that Medicare may not make a higher payment for inpatient services that are caused by hospital acquired medical conditions arising after a patient is admitted to the hospital. Medicare pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment depends upon the applicable MS-DRG. The MS-DRG can vary based on the condition of the patient. Under the statute, effective October 1, 2008, if a case would be assigned to a higher paying MS-DRG because of a specified condition that arose after admission to the hospital, so-called hospital acquired conditions, or HACs, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. The Centers for Medicare and Medicaid Services, or CMS, is responsible for specifying the HACs to which this lower payment policy would apply. In July 2008, CMS issued a final rule which failed to establish MRSA as a HAC but stated that MRSA is addressed by the rule in situations where MRSA triggers another condition that is itself a HAC. Other conditions may be added as HACs in the future, including MRSA. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that obtain a HAC which may be treated with CUBICIN.

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

        We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Sections 6001, 6002, and 6003 of the Deficit Reduction Act of 2005, or DRA, made significant changes to the Medicaid prescription drug provisions of the Social Security Act. These changes include, but are not limited to, revising the definition of average manufacturer price, or AMP, establishing an obligation to report AMP on a monthly basis, in addition to a quarterly basis, establishing a new formula for calculating federal upper limits, or FULs, requiring rebates for certain physician-administered drugs, and clarifying rebate liability for authorized generic drugs. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product's first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index—Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

        The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/PHS drug pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

        We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the Public Health Service (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the "Federal Ceiling Price," which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or "Non-FAMP", for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC provides for civil monetary penalties of not to exceed $100,000 per false item of information in addition to other penalties available to the government.

        Future legislation or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize CUBICIN and any other products may depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third party payors.

        Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, as well as possible legislative changes to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the U.S., certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our sales revenue in those countries.

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

        Other state and federal laws and regulations may also affect our ability to manufacture, market and ship our product and may be difficult or costly for us to comply with. These include state or federal legislation that in the future could require us or the third parties that we utilize to manufacture and supply our marketed products and product candidates to maintain an electronic pedigree or other similar tracking requirements on our marketed products or product candidates. If any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the new laws.

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

The way that we account for our operational and business activities is based on estimates and assumptions that may differ from actual results, and new accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, investments, inventory, research and development expenses, purchase accounting, asset impairment, stock-based compensation, and income taxes. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates under different assumptions or conditions, there could be a material adverse impact on our financial results and the performance of our stock.

        The Financial Accounting Standards Board, or the FASB, the SEC and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by the FASB, the SEC and other bodies may have the effect of requiring us to make changes in our accounting policies, including how we account for revenues and/or expenses, which could have a material adverse impact on our financial results.

We may incur liabilities to tax authorities in excess of amounts that have been accrued

        The preparation of our financial statements requires estimates of the amount of tax that will become payable in each of the jurisdictions in which we operate. Accordingly, we determine our estimated liability for federal, state and local taxes in the U.S. and in many overseas jurisdictions. Our previous tax filings may be challenged by any of these taxing authorities and, in the event that we are not able to defend our position, we may incur unanticipated liabilities and such amounts could be significant. The jurisdictions in which we are subject to taxation may enact or change laws that would adversely impact the rate at which we are taxed in future periods. Such actions could result in an additional income tax provision.

Our corporate compliance program cannot ensure that we are in compliance with all applicable "fraud and abuse" laws and regulations and other applicable laws and regulations in the jurisdictions in which we sell CUBICIN and promote MERREM I.V., and a failure by us or AstraZeneca to comply with such regulations or prevail in litigation related to noncompliance could harm our business.

        Our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive and complex laws and regulation, including but not limited to, health care "fraud and abuse" laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to ensure that we are in compliance with all applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. AstraZeneca has retained certain rights related to the commercialization of MERREM I.V., including pricing, distribution and contracting, and maintains a U.S. compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against AstraZeneca with respect to the commercialization of MERREM I.V. could have a significant impact on our ability to successfully promote MERREM I.V. and could cause us to become subject to a similar action as the one brought against AstraZeneca.

We could incur substantial costs resulting from product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the future. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings may also absorb significant management time.

Our use of hazardous materials, chemicals, microorganisms and radioactive compounds exposes us to potential liabilities.

        Our research and development efforts involve the controlled use of hazardous materials, chemicals, viruses, bacteria and various radioactive compounds. We are subject to numerous environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Any such violation and the cost of compliance with any resulting order or fine could adversely affect our operations. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or a determination of non-compliance, we could be held liable for significant damages or fines.

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

  •
  an adverse result in the litigation that we intend to file against Teva to defend and/or assert our patents in connection with Teva's February 2009 notification to us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

  •
  additional third parties filing ANDAs with the FDA and the results of any litigation that we file to defend and/or assert our patents against such third parties;

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

  •
  difficulties or disputes in our collaborations, termination of a collaboration by us or our collaborator, or our inability to establish additional collaborations;

  •
  new legislation, laws or regulatory decisions that are adverse to us and/or our products;

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

  •
  our failure to satisfy our obligations under our existing debt or loan agreements;

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

        Our operating leases consist of approximately 173,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in September 2012, for approximately 20,000 square feet and April 2016, for approximately 153,000 square feet, as well as 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 148 Sidney Street through October 2010.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is included under Item 12 of Part III of this Annual Report on Form 10-K.

Market Information

        Our common stock is traded on the NASDAQ Global Select MarketSM under the symbol CBST. The following table shows the high and low sales price for our common stock as reported by the NASDAQ Global Select MarketSM for each quarter in the years ended December 31, 2008 and 2007.

	Common Stock Price
	2008		2007
	High	Low	High	Low
First Quarter	$22.10	$16.54	$22.68	$16.97
Second Quarter	$21.33	$17.05	$23.80	$19.52
Third Quarter	$24.00	$17.70	$25.72	$19.16
Fourth Quarter	$28.74	$16.25	$24.75	$19.68

Holders

        As of February 20, 2009, we had 175 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

Dividends

        We have never declared or paid cash dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. We intend to retain future earnings, if any, to operate and expand the business. Payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Recent Sales of Unregistered Securities

        None.

Corporate Performance Graph

        The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and to the NASDAQ Pharmaceutical Index from December 31, 2003, through December 31, 2008. The comparison assumes $100 was invested on December 31, 2003, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31 of the year indicated.

	2003	2004	2005	2006	2007	2008
Cubist	100	97	174	148	168	198
Nasdaq Stock Market (U.S.)	100	109	111	122	132	64
Nasdaq Pharmaceutical Index	100	107	117	115	121	112

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2008		2007	2006	2005	2004
	(in thousands, except share and per share data)
Statement of Operations Data:
U.S. product revenues, net	$414,681		$285,059	$189,512	$113,434	$58,559
International product revenues	7,400		5,347	808	80	—
Service revenues	9,451		—	—	—	—
Other revenues	2,109		4,214	4,428	7,131	9,512

Total revenues, net	433,641		294,620	194,748	120,645	68,071
Costs and expenses:
Cost of product revenues	90,381		68,860	48,803	32,739	20,249
Research and development	126,670	(1)	85,175 (4)	57,405	51,673	57,182
Sales and marketing	84,997		67,662	56,879	42,331	35,019
General and administrative	40,704		31,485	26,745	19,335	20,234

Total costs and expenses	342,752		253,182	189,832	146,078	132,684
Interest income	10,066		18,036	10,589	3,292	1,767
Interest expense	(9,342)		(9,427)	(15,893)	(9,836)	(13,607)
Other income (expense)	(45,710	)(2)	(20)	12	125	(59)

Income (loss) before income taxes	45,903		50,027	(376)	(31,852)	(76,512)
(Benefit) provision for income taxes	(123,916	)(3)	1,880	—	—	—

Net income (loss)	$169,819		$48,147	$(376)	$(31,852)	$(76,512)

Basic net income (loss) per common share	$3.00		$0.87	$(0.01)	$(0.60)	$(1.86)
Diluted net income (loss) per common share	$2.56		$0.83	$(0.01)	$(0.60)	$(1.86)
Shares used in calculating:
Basic net income (loss) per common share	56,645,962		55,591,775	54,490,376	53,053,307	41,228,275
Diluted net income (loss) per common share	67,955,061		68,822,996	54,490,376	53,053,307	41,228,275

(1)
In 2008, we recorded $17.5 million in upfront and milestone payments relating to our collaboration agreement with Dyax.

(2)
In 2008, we recorded an other-than-temporary impairment charge of $49.2 million on our investment in auction rate securities.

(3)
In 2008, we recorded a benefit to income tax expense of $127.8 million related to the reversal of the valuation allowance on our deferred tax assets.

(4)
In 2007, we recorded an in-process research and development, or IPR&D, charge of $14.4 million related to our acquisition of Illumigen.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$417,945	$398,184	$309,169	$101,748	$128,417
Working capital	451,529	342,496	303,482	99,004	93,703
Total assets	716,592	534,515	439,035	218,065	215,908
Total debt	300,000	350,000	350,000	165,000	165,000
Long-term obligations, excluding long-term deferred revenue	303,696	352,698	351,760	165,000	165,078
Stockholders' equity	311,972	98,702	40,590	16,599	20,846
Dividends	—	—	—	—	—

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

Introduction

        This Management's Discussion and Analysis, or MD&A, is provided in addition to the accompanying consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

  •
  Overview: This section provides a summary of our business, our performance during the year ended December 31, 2008, our strategic initiatives and certain key risks that could cause our actual results to differ materially from the results that we expect.

  •
  Results of Operations: This section provides a review of our results of operations for the years ended December 31, 2008, 2007 and 2006.

  •
  Liquidity and Capital Resources: This section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

  •
  Critical Accounting Policies and Estimates: This section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our consolidated financial statements.

Overview

        We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products are used primarily in hospitals but also may be used in acute care settings including home-infusion and hospital outpatient clinics.

        We have been profitable for ten consecutive quarters and had a total of $417.9 million in cash and cash equivalents and long-term investments as of December 31, 2008, as compared to $398.2 million in cash and cash equivalents and long-term investments as of December 31, 2007. Our net income for the twelve months ended December 31, 2008, was $169.8 million, or $3.00 and $2.56 per basic and diluted share, respectively. Our net income for the twelve months ended December 31, 2007, was $48.1 million, or $0.87 and $0.83 per basic and diluted share, respectively. Our net income for the full year 2008 was significantly impacted by a tax benefit related to a reversal of our valuation allowance for a significant portion of our deferred tax assets, which resulted in a benefit to income tax expense of approximately $127.8 million, and an other-than-temporary impairment charge of $49.2 million related to our investment in auction rate securities. Since our inception, we incurred net losses in every fiscal period until the third quarter of 2006. As of December 31, 2008, we had an accumulated deficit of $266.2 million.

        CUBICIN.    We derive substantially all of our revenues from CUBICIN, which we developed and launched in the U.S. in November 2003 and currently commercialize on our own in the U.S. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

        Our net product revenues from worldwide product sales of CUBICIN for the twelve months ended December 31, 2008, were $422.1 million, as compared to $290.4 million for the twelve months ended December 31, 2007. We expect both net product sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large and growing market, and price increases. Future sales of CUBICIN are, to a large extent, dependent upon our ability to compete successfully with the products of current and future competitors, our ability to secure sufficient quantities of CUBICIN to meet demand and our ability to obtain, maintain and protect U.S. and foreign patent protection for CUBICIN. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying us that it has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents are listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We plan to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if we initiate such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date we were notified of the filing. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

        MERREM I.V.    In July 2008, we entered into an exclusive agreement with AstraZeneca Pharmaceuticals, LP, or AstraZeneca, to promote and provide other support in the U.S. for MERREM I.V., an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, we will promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. We recognize revenues from this agreement as service revenues. The agreement establishes a baseline annual payment by AstraZeneca to us of $20.0 million (which was prorated for 2008), to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. We recognize revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the agreement. We assess the amount of revenue we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount. In 2008, our sales of MERREM I.V. in the U.S. exceeded the annual baseline sales amount. Our service revenues from MERREM I.V. for the twelve months ended December 31, 2008, were $9.4 million, which represents the annual payment earned by us in 2008. We are also entitled to earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. We will recognize the payment for any such sales over the baseline amount in the quarter in which AstraZeneca provides us with its annual sales report. The service revenues that we have recorded in 2008 do not reflect the percentage of gross profit that we expect to receive for sales exceeding 2008 target revenues. We expect to recognize an additional $4.5 million in service revenues from AstraZeneca, which represents our percentage of the gross profit on the sales exceeding the annual baseline sales amount for 2008. We will record this additional revenue in our financial statements as service revenue in the quarter ending on March 31, 2009, during which time we expect to receive the annual sales report and payment from AstraZeneca.

        Product Pipeline.    We are building a pipeline of acute care therapies through licensing and collaboration agreements as well as by progressing compounds that we have developed into clinical development.

        In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization of the I.V. formulation of Dyax's ecallantide compound for the prevention of blood loss during surgery in North America and Europe. We initially are studying ecallantide as a potential treatment for the prevention of blood loss during on-pump cardiothoracic surgery, or CTS, which includes coronary artery bypass graft, or CABG, and heart valve and replacement procedures. We recently have begun a Phase 2 dose-ranging trial, assessing three different doses of ecallantide in CTS patients at relatively low risk of bleeding, as well as a Phase 2 trial using the highest of these three doses in CTS patients at higher risk of bleeding. In October 2008, we announced positive top-line results from the ecallantide on-pump CTS Phase 2 clinical trial known as Kalahari™ 1. We terminated the Kalahari 1 trial in June 2008 prior to its completion in order to focus our resources on the design and initiation of a dose-ranging Phase 2 clinical trial now underway. We recently began this Phase 2 dose-ranging trial, which we have named CONSERV™ 1, assessing three different doses of ecallantide, in CTS patients at relatively low risk of bleeding. We also expect soon to begin a Phase 2 trial, CONSERV 2, assessing a high dose in CTS patients undergoing procedures associated with a higher risk of bleeding.

        In January 2009, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's RNA interference, or RNAi, inhibitors as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which is currently in Phase 2 clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies.

        In December 2008, we submitted an Investigational New Drug Application, or IND, with the FDA for each of the following two drug candidates: CB-182,804, in development as I.V. antibiotic therapy for multi-drug-resistant, or MDR, Gram-negative infections; and CB-183,315, in development as oral antibiotic therapy for Clostridium difficile associated diarrhea, or CDAD. An IND is the filing stage preparatory to clinical trials. In late January, we were notified by the FDA that we could proceed to clinical trials for both candidates. In February 2009, we began dosing humans in Phase 1 clinical trials with CB-183,315 and CB-182,804. In addition, among our programs in preclinical evaluation is CB-183,872, a compound that we are studying as a potential therapy for the treatment of infections caused by the hepatitis C virus, or HCV. We expect to decide by mid-year 2009 if we will progress this program to IND filing.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenues

        The following table sets forth revenues for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007	% Change
	(in millions)
U.S. product revenues, net	$414.7	$285.1	45%
International product revenues	7.4	5.3	38%
Service revenues	9.4	—	N/A
Other revenues	2.1	4.2	(50)%

Total revenues, net	$433.6	$294.6	47%

Product Revenues, net

        Cubist's net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $422.1 million in 2008 and $290.4 million in 2007, an increase of $131.7 million or 45%. The increase in net product revenues is primarily due to an increase in U.S. product revenues, net, which increased $129.6 million, or 45%. The increase in U.S. product revenues, net, is due to an increase in U.S. gross product revenues, partially offset by an increase in allowances and reserves against product revenues. Gross U.S. revenues from sales of CUBICIN totaled $451.6 million and $306.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in gross U.S. revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $97.0 million, as well as an 8.0% and a 7.0% price increases for CUBICIN in January and October 2008, respectively, which resulted in $47.7 million of additional gross U.S. revenues. Gross U.S. product revenues are offset by $29.5 million and $16.4 million, for the years ended December 31, 2008 and 2007, respectively, of allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees, an increase of $13.1 million or 79%. The increase in allowances against gross product revenue was primarily driven by increases in chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, as well as the price increases described above. International product revenues of $7.4 million and $5.3 million for the years ended December 31, 2008 and 2007, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales from, Novartis.

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

Service Revenues

        Service revenues for the year ended December 31, 2008, were $9.4 million versus zero for the year ended December 31, 2007. Service revenues relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. We began promoting MERREM I.V. in the third quarter of 2008. Our agreement with AstraZeneca establishes a baseline annual payment to us of $20.0 million (which was prorated for 2008), to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. We assess the amount of revenue that we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount. In 2008, our sales of MERREM I.V. in the U.S. exceeded the annual baseline sales amount. We also earn a percentage of the gross profit earned by AstraZeneca on sales exceeding the annual baseline sales amount. The payment for any such sales over the baseline amount will be recorded in the quarter in which AstraZeneca provides us with its annual sales report. The service revenues that we have recorded in 2008 do not reflect the percentage of gross profit that we expect to receive for sales exceeding 2008 target revenues. We currently expect these additional service revenues for 2008 sales to be approximately $4.5 million, which will be recorded in our financial statements for the quarter ending on March 31, 2009, the time period in which we expect to receive the annual report and payment from AstraZeneca.

Other Revenues

        Other revenues for the year ended December 31, 2008, were $2.1 million as compared to $4.2 million for the year ended December 31, 2007. The decrease of $2.1 million, or 50%, is the result of a $3.0 million payment received and recognized as incremental license fees within other revenues for the year ended December 31, 2007, as a result of regulatory approvals for an expanded CUBICIN label in the EU under our license agreement with Novartis' subsidiary. This decrease is offset by (i) $0.5 million relating to a full year of amortization in 2008 of license fees and other revenues received from AstraZeneca AB, Merck & Co., or Merck, and TTY BioPharm, or TTY, three of our international distribution partners for CUBICIN, versus a partial year of amortization of such fees in 2007; and (ii) the amortization of milestone payments received during the year ended December 31, 2008, of $0.4 million relating to achieving certain development milestones in 2008.

Costs and Expenses

        The following table sets forth costs and expenses for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007	% Change
	(in millions)
Cost of product revenues	$90.4	$68.9	31%
Research and development	126.7	85.2	49%
Sales and marketing	85.0	67.7	26%
General and administrative	40.7	31.5	29%

Total costs and expenses	$342.8	$253.3	35%

Cost of Product Revenues

        Cost of product revenues were $90.4 million and $68.9 million in the years ended December 31, 2008 and 2007, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. To the extent that we incur incremental costs related to service revenues, these amounts would also be included in the cost of product revenues. Our gross margin for the year ended December 31, 2008, was 79% as compared to 76% for the year ended December 31, 2007. The increase in our gross margin is primarily due to an 8.0% and a 7.0% CUBICIN price increase in the U.S. in January and October 2008, respectively, which positively impacted gross margin by approximately 2.3%. This increase was partially offset by $20.8 million in additional royalties owed to Eli Lilly on net sales of CUBICIN due to higher CUBICIN sales, which negatively impacted our gross margin by approximately 0.7%.

        We expect our gross margin in 2009 to be similar to our gross margin in 2008. As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements. However, as our sales volume increases, the royalties we owe to Eli Lilly on net sales of CUBICIN will also increase. Whether we can increase our gross margin and the extent to which we can do so are uncertain.

Research and Development Expense

        Total research and development expense in the year ended December 31, 2008, was $126.7 million as compared to $85.2 million in the year ended December 31, 2007, an increase of $41.5 million or 49%. The increase in research and development expenses was due primarily to (i) an increase of $11.7 million in clinical and non-clinical studies due to the higher number of studies underway; (ii) an increase of $8.8 million in the cost of material to advance our programs currently under development and to test and improve our current manufacturing processes; (iii) an increase of $7.8 million in laboratory supplies and services also due to the increased number of studies underway; (iv) an increase of $6.5 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (v) an increase of $2.3 million in facilities expense related to additional laboratory space; (vi) an increase of $1.5 million in license and collaboration expenses primarily due to $17.5 million of upfront and milestone payments related to the Dyax license and collaboration agreement which we entered into in April 2008, compared to the year ended December 31, 2007, which included $14.4 million of in-process research and development expense, or IPR&D, related to the Illumigen Biosciences, Inc. acquisition in December 2007; (vii) a one-time charge of $1.8 million in expense related to the write-off of property that was demolished at our main building at 65 Hayden Avenue in Lexington, Massachusetts, to support the build-out of the new laboratory space; and (viii) an increase of $0.7 million in depreciation expense.

        We expect research and development expenses to continue to increase in 2009 primarily due to increases in expenditures related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) clinical testing of ecallantide, ALN-RSV01, our Gram-negative and CDAD programs; (iii) pre-clinical testing of the other compounds included in our collaboration with Alnylam and our HCV preclinical compound; (iv) regulatory matters; and (v) medical affairs activities.

Sales and Marketing Expense

        Sales and marketing expense in the year ended December 31, 2008, was $85.0 million as compared to $67.7 million in the year ended December 31, 2007, an increase of $17.3 million or 26%. The increase in sales and marketing expense is primarily related to (i) an increase of $15.5 million in payroll (including incentive compensation), benefits, travel, and other employee related expenses, due to the hiring of additional field sales personnel in the first quarter of 2008; and (ii) an increase of $0.6 million in professional services expense. We expect our sales and marketing expense in 2009 to be similar to our sales and marketing expense in 2008.

General and Administrative Expense

        General and administrative expense in the year ended December 31, 2008, was $40.7 million as compared to $31.5 million in the year ended December 31, 2007, an increase of $9.2 million or 29%. This increase is primarily due to (i) an increase of $5.9 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (ii) an increase of $1.4 million in rent expense due to the leasing of additional space at 45 and 55 Hayden Avenue in Lexington, Massachusetts; (iii) an increase of $1.9 million in professional services due to an increase in consulting and legal expenses; (iv) an increase of $1.0 million in depreciation and amortization expense; and (v) a one-time charge of $0.5 million in facilities expense due to the write-off of property being demolished at 65 Hayden Avenue in Lexington, Massachusetts, to support the build-out of new laboratory space.

        We expect general and administrative expense in 2009 to increase primarily due to (i) the legal costs associated with reviewing the Paragraph IV Certification Notice Letter that we received from Teva in February 2009, and the patent infringement litigation that we intend to file against Teva, and (ii) an increase in salaries and benefits due to the addition of headcount both in 2008 and 2009.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007	% Change
	(in millions)
Interest income	$10.1	$18.0	(44)%
Interest expense	(9.3)	(9.4)	(1)%
Other income (expense)	(45.7)	—	N/A

Total other income (expense), net	$(44.9)	$8.6	(624)%

Interest Income and Expense

        Interest income in the year ended December 31, 2008, was $10.1 million as compared to $18.0 million in the year ended December 31, 2007, a decrease of $7.9 million or 44%. The decrease in interest income is due primarily to a decrease of $10.0 million related to lower rates of return on our investments caused by unsettled capital market conditions, offset by a $2.1 million increase related to a higher average cash and cash equivalents balance in 2008 than in 2007. Interest expense in the year ended December 31, 2008, was $9.3 million as compared to $9.4 million, a decrease of $0.1 million or 1%. The decrease in interest expense is due to a lower debt balance in the year ended December 31, 2008, as a result of the repurchase of $50.0 million of our convertible subordinated notes due June 2013, or the 2.25% Notes, in February 2008, offset by the write-off of approximately $1.2 million of debt issuance costs related to the repurchase of the 2.25% Notes. We expect that annual interest expense in 2009 will increase by approximately $12.8 million, which will be a non-cash charge, as a result of our adoption of Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)".

        Other income (expense) for the year ended December 31, 2008, was a loss of $45.7 million, and primarily consists of the write-off of $49.2 million of our investment in auction rate securities that we determined to be other-than-temporarily impaired. More information can be found in the "Liquidity and Capital Resources" section below. This loss was offset by a $3.3 million gross gain resulting from the difference between the purchase price and face value of the $50.0 million of our 2.25% Notes that we repurchased in February 2008.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2008 and 2007, were -269.9% and 3.7%, respectively. The effective tax rate for the years ended December 31, 2008 and 2007, relates to federal alternative minimum tax expense and state tax expense and for 2008 is offset by the tax benefit relating to the reversal of the valuation allowance for a significant portion of our deferred tax assets. Cubist and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Prior to the fourth quarter 2008, all of our deferred tax assets had a full valuation allowance recorded against them. Based on our historical tax position and operational results, the realization of these deferred tax assets did not meet the "more likely than not" standard under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," or SFAS 109. In the fourth quarter of 2008, upon reviewing factors such as consistent profitability, our ability to utilize net operating loss carryforwards and forecasts of future profitability, we determined that there was sufficient positive evidence that it was "more likely than not" that we would be able to realize a significant portion of our deferred tax assets. As a result, we determined that a full valuation allowance on these assets was no longer required. We recorded a tax benefit of $127.8 million during the year ended December 31, 2008, as a result of the reversal of a significant portion of the valuation allowance, which resulted in a net income tax benefit of $123.9 million as compared to a provision of $1.9 million for the year ended December 31, 2007. Beginning in 2009, we expect to record a provision equal to our statutory federal tax rate, adjusted for permanent differences such as research and development credits, state taxes and other related items. We expect our tax rate to be approximately 39% for the year ended December 31, 2009, which is comprised of the federal statutory income tax rate of 35% and a state income tax rate of 4%, net of federal benefit, before giving effect to income tax credits, if any, and other adjustments.

Years Ended December 31, 2007 and 2006

Revenues

        The following table sets forth revenues for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006	% Change
	(in millions)
U.S. product revenues, net	$285.1	$189.5	50%
International product revenues	5.3	0.8	562%
Other revenues	4.2	4.4	(5)%

Total revenues, net	$294.6	$194.7	51%

Product Revenues, net

        Net sales of CUBICIN were $290.4 million in 2007 and $190.3 million in 2006. Gross sales of CUBICIN totaled $306.8 million and $199.8 million for the years ended December 31, 2007 and 2006, respectively, and are offset by $16.4 million and $9.5 million of allowances for sales returns, Medicaid and customer rebates, chargebacks, prompt-pay discounts and wholesaler management fees, respectively. The increase in product revenues was primarily due to increased U.S. customer volume, as well as a 6.2% price increase in January 2007. International revenues of $5.3 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively, consisted primarily of product sales to Novartis.

Other Revenues

        Other revenues for the year ended December 31, 2007, were $4.2 million as compared to $4.4 million for the year ended December 31, 2006, a decrease of $0.2 million or 5%. Included in other revenues for the year ended December 31, 2007, is revenue related to payments totaling $3.0 million under our license agreement with Novartis' subsidiary. The payments were received as a result of regulatory approvals for an expanded CUBICIN label in the EU. Also included in other revenues for the year ended December 31, 2007, is the amortization of license fees received from AstraZeneca, Merck and TTY. Included in other revenues for the year ended December 31, 2006, is revenue related to payments totaling $4.0 million under our license agreement with Novartis. The payments were received as a result of regulatory and pricing approvals for CUBICIN in Europe. Also included in other revenues for the year ended December 31, 2006, is $0.3 million of Small Business Innovation Research, or SBIR, grant revenue.

Costs and Expenses

        The following table sets forth costs and expenses for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006	% Change
	(in millions)
Cost of product revenues	$68.9	$48.8	41%
Research and development	85.2	57.4	48%
Sales and marketing	67.7	56.9	19%
General and administrative	31.5	26.7	18%

Total costs and expenses	$253.3	$189.8	33%

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

Research and Development Expense

        Total research and development expense in the year ended December 31, 2007, was $85.2 million as compared to $57.4 million in the year ended December 31, 2006, an increase of $27.8 million or 48%. The increase in research and development expenses was due primarily to (i) an in-process research and development charge of $14.4 million related to the acquisition of Illumigen in December 2007 and other related expense of $0.7 million; (ii) an increase of $4.5 million in payroll, benefits, travel and other employee related expenses; (iii) an increase of $4.2 million in clinical and non-clinical study costs; (iv) an increase of $2.3 million in collaboration expense; (v) an increase of $0.7 million in professional services expense; (vi) an increase of $0.6 million in research grant expense; (vii) an increase of $0.4 million in information technology expense; and (viii) an increase of $0.4 million in laboratory supplies and equipment expense.

Sales and Marketing Expense

        Sales and marketing expense in the year ended December 31, 2007, was $67.7 million as compared to $56.9 million in the year ended December 31, 2006, an increase of $10.8 million or 19%. The increase in sales and marketing expense is primarily due to (i) an increase of $5.3 million in payroll, benefits, travel and other employee related expenses; (ii) an increase of $4.7 million in marketing, promotional programs and trade show expense; and (iii) an increase of $0.5 million in information technology expense.

General and Administrative Expense

        General and administrative expense in the year ended December 31, 2007, was $31.5 million as compared to $26.7 million in the year ended December 31, 2006, an increase of $4.7 million or 18%. This increase is primarily due to an increase of $1.9 million in payroll, benefits and other employee related expenses and an increase of $3.0 million in professional services.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006	% Change
	(in millions)
Interest income	$18.0	$10.6	70%
Interest expense	(9.4)	(15.9)	(41)%
Other income	—	—	(267)%

Total other income (expense), net	$8.6	$(5.3)	(262)%

Interest Income and Expense

        Interest income in the year ended December 31, 2007, was $18.0 million as compared to $10.6 million in the year ended December 31, 2006, an increase of $7.4 million or 70%. The increase in interest income is due primarily to a higher average cash balance during 2007 as compared to 2006 as well as higher rates of return on our investments. The higher average cash balance is due to increased cash from operations as well as the net proceeds of $339.1 million resulting from the closing of our $350.0 million aggregate principal amount of the 2.25% Notes, offset by the repayment of the principal and outstanding interest of our $165.0 million aggregate principal amount of our 5.5% convertible subordinated notes, or 5.5% Notes, plus a prepayment penalty.

        Interest expense in the year ended December 31, 2007, was $9.4 million as compared to $15.9 million in the year ended December 31, 2006, a decrease $6.5 million or 41%. The decrease in interest expense is primarily due to the early repayment of our $165.0 million aggregate principal amount of our 5.5% Notes. We used a portion of the proceeds from our 2.25% Notes to repay the principal and outstanding interest of the $165.0 million aggregate principal amount of 5.5% Notes. This early prepayment in 2006 resulted in one time charges to interest expense of the prepayment penalty of $3.9 million as well as the write-off of the remaining unamortized balance of related debt issuance costs of $1.8 million.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2007 and 2006, were 3.7% and 0%, respectively. The effective tax rate for the year ended December 31, 2007, relates to federal alternative minimum tax expense and state tax expense. The effective tax rate for the year ended December 31, 2006, reflects that fact that we had net losses in 2006. Cubist and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. As of December 31, 2007, all of our deferred tax assets have a full valuation allowance recorded against them.

Liquidity and Capital Resources

        Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund our cash requirements through the following methods:

  •
  sales of CUBICIN in the U.S.;

  •
  payments from AstraZeneca for our promotion of MERREM I.V. in the U.S;

  •
  payments from our strategic collaborators and international CUBICIN partners, including payments related to product sales, license fees, royalty and milestone payments and sponsored research funding;

  •
  equity and debt financings; and

  •
  interest earned on invested capital.

        We incurred net losses from our inception through the third quarter of 2006. As of December 31, 2008, we had an accumulated deficit of $266.2 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, as well as investments in other product opportunities and to enforce our intellectual property rights. Our total cash, cash equivalents and long-term investments at December 31, 2008, was $417.9 million as compared to $398.2 million at December 31, 2007. Based on our current business plan, we believe that our available cash, cash equivalents and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be distressed.

Operating Activities

        Net cash provided by operating activities was $122.2 million in 2008, compared to $100.8 million in 2007, an increase of $21.4 million. The $21.4 million increase in net cash provided by operating activities is related to a $30.7 million increase in net income, net of adjustments for non-cash items, offset by a $9.3 million decrease in net cash provided by working capital, which primarily consists of:

  (i)
  An increase of $3.9 million related to the increase in accounts payable and accrued expenses, primarily as a result of the timing of royalties paid to Eli Lilly on sales of CUBICIN;

  (ii)
  A decrease of $6.1 million related to the increase in accounts receivable resulting from increased sales of CUBICIN;

  (iii)
  A decrease of $4.3 million related to an increase in prepaid and other current assets primarily as a result of amounts receivable under our agreement with AstraZeneca; and

  (iv)
  A decrease of $2.5 million related to changes in deferred revenue primarily resulting from the receipt of $2.8 million in payments from Merck and AstraZeneca AB relating to the achievement of certain development milestones in 2008, compared to the receipt of a $6.0 million upfront payment from Merck in 2007.

Investing Activities

        Net cash used in investing activities in 2008 was $35.5 million, compared to $226.2 million provided by investing activities in 2007 and $227.8 million used in investing activities in 2006. Cash used in investing activities in 2008 consisted of the payment of $10.2 million of closing cash consideration to former shareholders of Illumigen, compared to $4.3 million spent in 2007 for the acquisition, as well as cash outflows for purchases of property and equipment. Purchases of property and equipment during the year ended December 31, 2008, were $25.3 million and include $14.0 million of assets related to the construction of approximately 30,000 square feet of additional laboratory space at our main building at 65 Hayden Avenue in Lexington, Massachusetts, as well as approximately $4.5 million of assets related to building out additional leased space at the 45 and 55 Hayden Avenue building in Lexington, Massachusetts. The remaining property and equipment additions during 2008 consisted of expenses related to lab equipment and computer software. Cash provided by investing activities in 2007 consisted of a net cash inflow of $235.6 million related to maturities and purchases of securities, as well as cash outflows from purchases of property and equipment of $5.1 million, and $4.3 million for the acquisition of Illumigen, net of cash acquired. Cash used in investing activities in 2006 includes a net cash outflow of $220.4 million related to purchases and maturities of securities, as well as cash outflows for purchases of property and equipment of $7.4 million. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments. We anticipate that our capital expenditures for 2009 will total approximately $15.8 million, primarily driven by additional purchases of laboratory equipment.

Financing Activities

        Net cash of $32.4 million was used in financing activities in the year ended December 31, 2008, as compared to $11.8 million and $184.0 million provided by financing activities in the years ended December 31, 2007 and 2006. Cash used in financing activities in 2008 primarily consisted of $46.8 million of cash used to repurchase $50.0 million of our 2.25% Notes, offset by $14.4 million of cash received from employees' exercise of stock options and purchases of common stock through our employee stock purchase plan. Cash provided by financing activities in 2007 primarily consisted of $12.1 million of cash received from employees' exercise of stock options and purchases of common stock through our employee stock purchase plan. Cash provided by financing activities in 2006 primarily consisted of net proceeds of $339.1 million from our public offering of our 2.25% Notes as well as $10.0 million from employees' exercise of stock options and purchases of common stock through our employee stock purchase plan. These proceeds were offset by the early repayment of our $165.0 million aggregate principal amount of 5.5% Notes with an original maturity date of November 2008.

Long-term Investments

        At December 31, 2008 and 2007, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair market value. Due to repeated failed auctions since August 2007, we no longer consider these securities to be liquid and have therefore classified them as long-term investments for the years ended December 31, 2008 and 2007. A severe decline in and continued deterioration of the financial markets have impacted the fair value of our auction rate securities. As of December 31, 2008, we estimate the fair value of the auction rate securities to be $8.9 million.

        During the fourth quarter of 2008, we recorded an other-than-temporary impairment charge of $49.2 million on these securities based on our assessment that it is unlikely that the fair value of the auction rate securities will fully recover in the foreseeable future. In making the determination that the decline in fair value was other-than-temporary, we considered various factors, including but not limited to: the severity of the decline in fair value, the duration of the failed auctions, the continued instability in the financial markets, the negative outlook for this type of security, the lack of a trading market for the auction rate securities, further deterioration in the auction rate securities' credit ratings and the increased probability of default. In addition, we cannot foresee any liquidity in the auction rate securities marketplace that would allow us to liquidate our auction rate securities position in the near future. The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. We will continue to monitor the securities and the financial markets, and if there is continued deterioration, the fair value of these securities could decline further resulting in additional other-than-temporary impairment charges. Any recovery of the fair market value would not be recognized in our financial statements until the gain is realized upon sale of the auction rate securities.

        The $49.2 million other-than-temporary impairment charge does not have a material impact on our liquidity or our financial flexibility and stability. Based on our ability to access our cash, our bank line of credit, our expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

Credit Facility

        In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2008.

Repurchases of Common Stock or Convertible Subordinated Notes Outstanding

        From time to time, our Board of Directors may consider authorizing us to repurchase shares of our common stock or our outstanding convertible subordinated notes in privately negotiated transactions, or publicly announced programs. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions the Board of Directors determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources.

Business Agreements

        We have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. Payments under these agreements typically become due and payable only upon achievement of certain development, regulatory, or commercial milestones. Additional information regarding these business agreements can be found in Note C. in the accompanying Notes to Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums or known accrued royalty balance, for which we cannot reasonably predict future payment. Reserves for unrecognized tax benefits of $5.6 million have also been excluded from the table below due to the inability to predict the timing of tax audit resolutions. The following summarizes our significant contractual obligations at December 31, 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or less	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$300.0	$—	$300.0
Interest on subordinated convertible notes	6.8	13.5	10.1	—	30.4
Operating leases, net of sublease income	4.9	10.5	10.3	12.2	37.9
Inventory purchase obligations	31.6	40.9	45.4	15.5	133.4
Royalty payments due	34.9	—	—	—	34.9
Upfront payment due to Alnylam	20.0	—	—	—	20.0
Capital purchase obligations	2.3	—	—	—	2.3
Other purchase obligations	31.2	7.6	—	—	38.8

Total contractual cash obligations	$131.7	$72.5	$365.8	$27.7	$597.7

        The subordinated convertible notes consist of a remaining $300.0 million aggregate principal amount of our 2.25% Notes, due in June 2013. These notes require semi-annual interest payments through maturity. In February 2008, we repurchased $50.0 million of the original principal amount of the 2.25% Notes. More information can be found in Note K. in the accompanying Notes to Consolidated Financial Statements.

        Our operating leases consist of approximately 173,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in September 2012, for approximately 20,000 square feet and April 2016, for approximately 153,000 square feet as well as 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 148 Sidney Street through October 2010.

        The inventory purchase obligations listed above represent minimum volumes that we are required to purchase from our contract manufacturers. The royalty payments listed above represent amounts expected to be owed to Eli Lilly on sales of CUBICIN product. The upfront payment to Alnylam represents the payment due upon signing our collaboration agreement with Alnylam for the development and commercialization of Alnylam's RNAi therapeutics as potential therapy for the treatment of RSV infection. This payment was made in January 2009, and will be included in research and development expense for the three months ending March 31, 2009. The capital purchase obligations listed above represent capital purchase commitments related to construction at our main building in 65 Hayden Avenue in Lexington, Massachusetts. The other purchase obligations listed above primarily represent expected future payments for clinical trial expenses, as well as payments pursuant to collaboration agreements.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We are required to make certain estimates, judgments and assumptions that affect certain reported amounts and disclosures; actual amounts may differ.

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition;

  •
  Inventories;

  •
  Accrued clinical research costs;

  •
  Investments;

  •
  Long-lived assets;

  •
  Income taxes; and

  •
  Stock-based compensation.

I. Revenue recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", and Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. Our principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by our international distribution partners, license fees and milestone payments that are derived from collaboration, license and distribution agreements with other pharmaceutical and biopharmaceutical companies, and service revenues derived from our promotion and support of MERREM I.V. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and Cubist has no further performance obligations.

U.S. Product Revenues, net

        All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees and rebates in the same period the related sales are recorded. We generally do not allow wholesalers to stock CUBICIN. Instead, we maintain a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to our end-users, who are generally hospitals and acute care settings. This results in sales trends closely tracking actual hospital and acute care settings purchases of our product, and also prevents unusual purchasing patterns since it closely tracks end-user demand.

        We maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. If the history of our product returns changes, the reserve will be adjusted. If we discontinue the drop ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking and activity and provisions for returns which will be based on estimated product in the distribution channel that may not sell through to end-users.

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

        Reserves for Medicaid rebate programs are included in accrued liabilities and were $1.4 million and $0.6 million at December 31, 2008 and 2007, respectively. Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $4.9 million and $3.9 million at December 31, 2008 and 2007, respectively. In the years ended December 31, 2008, 2007 and 2006, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $29.5 million, $16.4 million and $9.5 million, respectively.

        We believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances. Applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns, chargebacks and Medicaid rebate reserves to vary. However, due to the drop-ship model in which we currently operate, the low level of actual product returns and chargebacks and Medicaid rebate claims experienced to date, we do not expect that the differences would be material.

International Product Revenues

        Under agreements with international distribution partners, we sell our product to international distribution partners based upon a transfer price arrangement. The transfer price is generally established annually. Once our distribution partner sells the product to a third party, we may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price.

Service Revenues

        We promote and provide other support for MERREM I.V. in the U.S. under our Commercial Services Agreement with AstraZeneca. The agreement includes a baseline annual payment to us to be adjusted up or down based on actual sales. We recognize revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the agreement. The amount of revenue recognized is assessed at the end of each quarterly period to reflect actual performance against the annual baseline sales amount. We also earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. The payment for any such sales will be recognized upon our receipt of an annual report from AstraZeneca, which is expected to be received annually one quarter in arrears.

Other Revenues

        Other revenues include revenue related to upfront license payments and milestone payments received through our license, collaboration and commercialization agreements. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21.

  License Revenues

        Non-refundable license fees are recognized depending on the provisions of each agreement. We recognize non-refundable up-front license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered. Our assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains product development services, the relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and, as a result, management reviews the estimates related to the relevant time period of product development quarterly.

  Milestones

        Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Contingent payments under license agreements that do not involve substantial effort on our part are not considered substantive milestones. Such payments are recognized as revenue when the contingency is met only if there are no remaining performance obligations or any remaining performance obligations are priced at fair value. Otherwise, the contingent payment is recognized as we complete our performance obligations under the arrangement.

II. Inventories

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. Included in the cost of inventories are employee stock-based compensation costs capitalized under SFAS No. 123(R), "Share-Based Payment," or SFAS 123(R). On a quarterly basis, we analyze our inventory levels, and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications through a charge to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Therefore, any such inventory would be sold at significantly higher margin. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III. Accrued clinical research costs

        We utilize external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our Consolidated Balance Sheets and within research and development expense in our Consolidated Statements of Operations. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies to the extent possible through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $13.8 million, $5.6 million and $2.6 million for the years ended December 31, 2008, 2007 and

2006, respectively. The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of the study, the required level of patient enrollment, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those with a significant number of sites, require a large number of patients, have complex patient screening requirements and that span multiple years. If we receive incomplete or inaccurate information from our third-party service providers, we may under or over estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known. On January 1, 2008, we adopted EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," or EITF 07-3, using a prospective method. Pursuant to EITF 07-3, we defer and capitalize nonrefundable advance payments made by us for research and development activities, including clinical research activities, until the related goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material effect on our consolidated financial statements upon the adoption.

IV. Investments

        Our investments consist of auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. The auction rate securities have long-term nominal maturities of approximately nine years for which the interest rates are reset at intervals of less than 35 days. These investments are accounted for and reviewed for impairment in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and related guidance issued by the FASB and the SEC. Accordingly, our investments are classified as available-for-sale and are carried at fair market value. The appropriateness of all investment classifications is reviewed at each financial reporting date.

        As of December 31, 2008 and 2007, we held auction rate securities with an original cost of $58.1 million. These securities are classified as long-term investments as we no longer consider them liquid given the repeated failed auctions occurring since August 2007. A severe decline in and continued deterioration of the financial markets have significantly impacted the fair market value of our investment in auction rate securities. We estimate the fair value of the auction rate securities to be $8.9 million and $43.4 million as of December 31, 2008 and 2007, respectively.

        In accordance with SFAS No. 157, "Fair Value Measurements," or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar assets or liabilities. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The fair value of the auction rate securities was determined using Level 3 inputs, and was based on a third party valuation model, market bids received from the issuer of the securities, combined with management's assessment of the factors that market participants would use to value these securities.

        Due to the fact that there is no active market for auction rate securities, we utilized other sources of information in order to develop our fair value estimates. Given the complex structure of the auction rate securities, we engaged Houlihan Smith & Company Inc., or Houlihan Smith, to assist us with our valuation. We used both the third party valuation model from Houlihan Smith and market bids received from Deutsche Bank AG, or DB, the issuer and sole market maker for all five of our auction rate securities. We weighted these sources equally when developing the final fair value, given our conclusion that both data points have equal relevance in estimating fair value.

        The first data point used, Houlihan Smith's valuation model and their resulting fair value assessment, incorporates the structure of each auction rate security, the 125 entity reference pool of credit default swap, or CDS, spreads per security, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. This third party valuation considers various components of risk, including market-based bond and CDS pricing and corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. We validated the underlying assumptions used in the model, including but not limited to bond default rates, bond recovery rates, credit ratings, cash flow streams, and discount rates. The model incorporates market data and CDS prices as of December 31, 2008. The Houlihan Smith valuation model includes the following ranges for key assumptions as of December 31, 2008: CDS spreads of 50 to 5057 basis points and recovery rates on the auction rate securities between 20% and 30%.

        The second data point used to calculate fair value are actual market bids from DB. Although we receive indicative bids from DB, and we have no knowledge of any of the auction rate securities being traded at these prices, we have considered these bids as a relevant data point given DB's role as the sole market maker for these securities.

        Our investment in auction rate securities are the only assets measured using Level 3 inputs as of December 31, 2008, and represents approximately 3.0% of the total financial assets measured at fair value in accordance with SFAS 157.

        During the fourth quarter of 2008, we recorded an other-than-temporary impairment charge of $49.2 million on these securities based on our assessment that it is unlikely that the fair value of the auction rate securities will fully recover in the foreseeable future. In addition, we cannot foresee any liquidity in the auction rate securities marketplace that would allow us to liquidate our auction rate securities position in the near future. The other-than-temporary impairment charge of $49.2 million was recorded as other income (expense) from continuing operations for the year ended December 31, 2008, and includes the reclassification of an unrealized loss of $14.7 million relating to these securities included in accumulated other comprehensive loss on our Consolidated Balance Sheet as of December 31, 2007. This loss was reclassified to other income (expense) in the fourth quarter of 2008 upon the determination that the loss was other-than-temporary. In making the determination that the decline in fair value was other-than-temporary, we considered various factors, including but not limited to: the severity of the decline in fair value, the duration of the failed auctions, the continued instability in the financial markets, the negative outlook for this type of security, the lack of a trading market for the auction rate securities, further deterioration in the auction rate securities' credit ratings and the increased probability of default.

        The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. Consistent with our investment policy guidelines, all five of the auction rate securities we hold had AAA credit ratings at the time of purchase. During the fourth quarter of 2008, all five auction rate securities we hold were downgraded by Standard & Poor's and one security experienced an additional downgrade in February 2009, with the lowest rating now at BBB. Additionally, during the fourth quarter of 2008, Fitch Ratings downgraded three of the securities with the lowest of the five ratings now at BB, below investment grade. The underlying risk components of the auction rate securities are pools of CDSs, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to D. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities. The credit and capital markets deteriorated significantly during 2008 and the future outlook is uncertain. We will continue to monitor the securities and the financial markets, and if there is continued deterioration, the fair value of these securities could decline further resulting in additional other-than-temporary impairment charges. Any recovery of the fair market value would not be recognized in our financial statements until the gain is realized upon sale of the securities. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts.

V. Long-lived assets

        Our long-lived assets include property and equipment and other intangible assets.

        In the ordinary course of our business, we incur substantial costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. We generally depreciate plant and equipment using the straight-line method over the asset's estimated economic life, which ranges from 3 years to 40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results. Property and equipment primarily consists of our corporate headquarters building located at 65 Hayden Avenue in Lexington, Massachusetts.

        As of December 31, 2008, there were approximately $19.7 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from four years to 17 years. Determining the economic lives of intangible assets requires us to make significant judgment and estimates, and can materially impact our operating results.

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

VI. Income Taxes

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that we determine that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. Prior to the fourth quarter of the year ended December 31, 2008, all of our deferred tax assets had a full valuation allowance recorded against them. Until that time, we determined that based on our historical tax position and operational results, realization of our deferred tax assets did not meet the "more likely than not" standard under SFAS 109. In the fourth quarter of 2008, upon reviewing factors such as achieving consistent profitability, our ability to utilize net operating loss carryforwards and forecasts of future profitability, we determined that there was sufficient positive evidence that it was "more likely than not" that we would be able to realize a significant portion of our deferred tax assets. As a result, we determined that a full valuation allowance on these assets was no longer required and we reversed a significant portion of the valuation allowance, which resulted in a tax benefit of $127.8 million during the year ended December 31, 2008.

VII. Stock-Based Compensation

        Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of SFAS 123(R). SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period of the equity award). Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating the expected life of the stock-based award, the expected stock price volatility over the expected life of the stock-based award and forfeiture rates.

        The fair value of each stock-based award is expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. In order to determine the fair value of stock-based awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, estimated option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. The expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates. Estimating forfeitures also requires significant judgment.

        Our expected stock-price volatility assumption is based on both current and historical volatilities of our stock, which are obtained from public data sources. The expected life represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. We determine the expected life assumption based on the exercise behavior and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. We estimate forfeitures based on our historical experience of stock-based pre-vesting cancellations. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. During the years ended December 31, 2008, 2007 and 2006, we incurred compensation cost under SFAS 123(R) of $11.8 million, $10.5 million and $10.6 million, respectively.

Recent Accounting Pronouncements

        Effective January 1, 2008, we implemented SFAS 157 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," or FSP FAS 157-2, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We do not expect that the adoption of FSP FAS 157-2 will have a material impact on our results of operations or financial condition.

        In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," or EITF 08-7. EITF 08-7 seeks to clarify how to account for defensive intangible assets, or those intangible assets acquired in a business combination that an entity does not intend to actively use but does intend to prevent others from using, subsequent to initial measurement. EITF 08-7 is effective for all intangible assets acquired during the first fiscal year beginning on or after December 15, 2008. Early adoption is not permitted. The impact of the adoption of EITF 08-7 will be dependent upon the type and structure of any acquisition that we may make in the future.

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share," or SFAS 128. FSP EITF 03-6-1 applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early adoption is not permitted. We do not expect that the adoption of EITF 03-6-1 will have a material impact on our results of operations or financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS 162 will have a material impact on our results of operations or financial condition.

        In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," or FSP APB 14-1. FSP APB 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP 14-1 is effective for Cubist beginning January 1, 2009. Prior periods will be restated as if the new rule had been in effect in prior periods. Early adoption is not permitted. While our cash payments for interest will not be affected, based on current debt outstanding, the adoption of FSP APB 14-1 will increase our reported interest expense in a manner that reflects interest rates of similar non-convertible debt. We expect that annual interest expense will increase by approximately $12.8 million, which will be a non-cash charge, for the year ending December 31, 2009, as a result of adoption. FSP APB 14-1 requires retrospective application. As a result, interest expense for the years ended December 31, 2008 and 2007, will be restated in future filings to include additional, non-cash interest expense of $11.7 million and $12.5 million, respectively.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of Useful Life of Intangible Assets," or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP FAS 142-3 must be applied prospectively to intangible assets acquired after the effective date. We do not expect that the adoption of FSP FAS 142-3 will have a material impact on our results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS 141(R), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the type and structure of any acquisition that we may make in the future.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. SFAS 160 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect that the adoption of SFAS 160 will have a material impact on our results of operations or financial condition.

        In November 2007, the EITF reached a consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements," or EITF 07-1. EITF 07-1 defines collaborative agreements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-1 must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect that the adoption of EITF 07-1 will have a material impact on our results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our cash in a variety of financial instruments, which may include money market instruments, securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and auction rate securities. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. In addition, we have experienced liquidity issues related to our investments in auction rate securities. We currently own securities that are sensitive to market risks as part of our investment portfolio. The primary objective in managing our cash is to preserve capital and provide adequate liquidity to fund operations. None of these market-risk sensitive securities are held for trading purposes.

        We currently hold auction rate securities with an original par value of $58.1 million, consisting of private placement, synthetic collateralized debt obligations. We classified the auction rate securities, which mature in 2017, as long-term investments for the years ended December 31, 2008 and 2007, as we no longer consider them liquid given repeated failed auctions since August 2007. We classify these securities as available-for-sale and carry them at fair market value. A severe decline in, and continued deterioration of the financial markets have impacted the fair value of our auction rate securities. We estimate the fair value of the auction rate securities to be $8.9 million as of December 31, 2008.

        During the fourth quarter of 2008, we recorded an other-than-temporary impairment charge of $49.2 million on the auction rate securities based on our assessment that it is unlikely that the fair market value of the auction rate securities will fully recover in the foreseeable future. In addition, we cannot foresee any liquidity in the auction rate securities marketplace that would allow us to liquidate our auction rate securities position in the near future. The other-than-temporary impairment charge of $49.2 million was recorded as other income (expense) in our Consolidated Statement of Operations and does not have a material impact on our financial flexibility or stability.

        The potential change in fair value for our auction rate securities has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in no additional loss in fair value due to the fact that our investment return is based on a floating LIBOR rate. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

        Our fixed rate 2.25% Notes are carried at cost on our Consolidated Balance Sheet. As of December 31, 2008, the fair market value of the 2.25% Notes was estimated by us to be $280.5 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease approximately $3.8 million.

ITEM 8.    FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note E to the consolidated financial statements, in 2008 the Company changed the manner in which it measures fair value in accordance with Statement of Financial Accounting Standards No. 157, "Fair Value Measurements".

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 27, 2009

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$409,023	$354,785
Accounts receivable, net	43,162	29,075
Inventory	21,958	18,733
Current deferred tax assets, net	46,410	—
Prepaid expenses and other current assets	12,456	6,686

Total current assets	533,009	409,279
Property and equipment, net	66,819	50,150
Intangible assets, net	19,720	22,698
Long-term investments	8,922	43,399
Deferred tax assets, net	81,382	—
Other assets	6,740	8,989

Total assets	$716,592	$534,515

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,575	$6,564
Accrued liabilities	68,009	58,735
Short-term deferred revenue	1,896	1,484

Total current liabilities	81,480	66,783
Long-term deferred revenue, net of current portion	19,444	16,332
Other long-term liabilities	3,696	2,698
Long-term debt	300,000	350,000

Total liabilities	404,620	435,813
Commitments and contingencies (Notes C, D, J, K, and M)
Stockholders' equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 57,430,200 and 56,142,105 shares issued and outstanding as of December 31, 2008 and 2007, respectively	57	56
Additional paid-in capital	578,140	549,391
Accumulated other comprehensive loss	—	(14,701)
Accumulated deficit	(266,225)	(436,044)

Total stockholders' equity	311,972	98,702

Total liabilities and stockholders' equity	$716,592	$534,515

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands except share and per share amounts)
Revenues:
U.S. product revenues, net	$414,681	$285,059	$189,512
International product revenues	7,400	5,347	808
Service revenues	9,451	—	—
Other revenues	2,109	4,214	4,428

Total revenues, net	433,641	294,620	194,748
Costs and expenses:
Cost of product revenues	90,381	68,860	48,803
Research and development	126,670	85,175	57,405
Sales and marketing	84,997	67,662	56,879
General and administrative	40,704	31,485	26,745

Total costs and expenses	342,752	253,182	189,832

Operating income	90,889	41,438	4,916
Other income (expense):
Interest income	10,066	18,036	10,589
Interest expense	(9,342)	(9,427)	(15,893)
Other income (expense)	(45,710)	(20)	12

Total other income (expense), net	(44,986)	8,589	(5,292)

Income (loss) before income taxes	45,903	50,027	(376)
(Benefit) provision for income taxes	(123,916)	1,880	—

Net income (loss)	$169,819	$48,147	$(376)

Basic net income (loss) per common share	$3.00	$0.87	$(0.01)
Diluted net income (loss) per common share	$2.56	$0.83	$(0.01)
Shares used in calculating:
Basic net income (loss) per common share	56,645,962	55,591,775	54,490,376
Diluted net income (loss) per common share	67,955,061	68,822,996	54,490,376

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$169,819	$48,147	$(376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of assets and liabilities acquired:
Loss on write-off of property	2,323	—	—
Gain on debt repurchase, net of debt issuance costs write-off	(1,979)	—	—
Depreciation and amortization	9,362	9,669	9,194
Amortization of debt issuance costs (excluding write-off relating to debt repurchase)	1,349	1,551	3,123
Amortization of premium or discount on investments	—	(558)	(144)
Impairment of long-term investments	49,178	—	—
Deferred income tax benefit	(127,792)	—	—
Stock-based compensation	11,831	10,605	11,105
Charge for company 401(k) common stock match	2,589	2,109	1,825
Other non-cash	—	(24)	11
Acquired IPR&D	—	14,433	—
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(14,087)	(8,005)	(6,369)
Inventory	(3,217)	(2,774)	(1,447)
Prepaid expenses and other current assets	(5,770)	(1,468)	434
Other assets	(276)	(271)	273
Accounts payable and accrued liabilities	24,340	20,401	718
Deferred revenue	3,524	6,016	10,550
Other long-term liabilities	998	938	1,760

Total adjustments	(47,627)	52,622	31,033

Net cash provided by operating activities	122,192	100,769	30,657

Cash flows from investing activities:
Acquisition of Illumigen, net of cash acquired	(10,191)	(4,350)	—
Purchases of property and equipment	(25,336)	(5,133)	(7,391)
Purchases of investments	—	(3,407,532)	(1,714,151)
Maturities of investments	—	3,643,180	1,493,704

Net cash (used in) provided by investing activities	(35,527)	226,165	(227,838)

Cash flows from financing activities:
Issuance of common stock, net	14,424	12,073	10,010
Repurchase of convertible subordinated debt	(46,845)	—	—
Proceeds from sale of convertible subordinated debt	—	—	350,000
Costs associated with sale of convertible subordinated debt	—	—	(10,925)
Repayments of long-term debt and capital lease obligations	—	(245)	(165,078)

Net cash (used in) provided by financing activities	(32,421)	11,828	184,007

Net increase (decrease) in cash and cash equivalents	54,244	338,762	(13,174)
Effect of changes in foreign exchange rates on cash balances	(6)	44	4
Cash and cash equivalents at beginning of year	354,785	15,979	29,149

Cash and cash equivalents at end of year	$409,023	$354,785	$15,979

Cash paid during the year for:
Interest	$6,921	$7,875	$8,672
Cash paid for income taxes	$3,467	$1,413	$—
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition obligation payable to former Illumigen shareholders	$—	$10,191	$—
Capital lease obligations incurred	$—	$—	$245

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	(in thousands, except share data)
Balance at December 31, 2005	53,883,581	$54	$500,360	$—	$(483,815)	$16,599
Comprehensive loss:
Net loss	—	—	—	—	(376)	(376)

Total comprehensive loss	—	—	—	—	—	(376)

Exercise of stock options	892,790	1	8,871	—	—	8,872
Shares issued in connection with employee stock purchase plan and 401(k) plan	207,062	—	3,968	—	—	3,968
Stock-based compensation to employees and consultants	17,625	—	11,527	—	—	11,527

Balance at December 31, 2006	55,001,058	55	524,726	—	(484,191)	40,590
Comprehensive income (loss):
Net income	—	—	—	—	48,147	48,147
Unrealized loss on investments	—	—	—	(14,701)	—	(14,701)

Total comprehensive income	—	—	—	—	—	33,446

Exercise of stock options	965,538	1	10,945	—	—	10,946
Shares issued in connection with employee stock purchase plan and 401(k) plan	172,509	—	3,108	—	—	3,108
Stock-based compensation to employees and consultants	3,000	—	10,612	—	—	10,612

Balance at December 31, 2007	56,142,105	56	549,391	(14,701)	(436,044)	98,702
Comprehensive income:
Net income	—	—	—	—	169,819	169,819
Reclassification adjustment for losses included in net income	—	—	—	14,701	—	14,701

Total comprehensive income	—	—	—	—	—	184,520

Exercise of stock options	1,081,221	1	13,213	—	—	13,214
Shares issued in connection with employee stock purchase plan and 401(k) plan	203,134	—	3,696	—	—	3,696
Stock-based compensation to employees	3,740	—	11,840	—	—	11,840

Balance at December 31, 2008	57,430,200	$57	$578,140	$—	$(266,225)	$311,972

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. ("Cubist" or "the Company") is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Prior to July 2008, Cubist had marketed only its own product, CUBICIN® (daptomycin for injection), which was launched in the U.S. in November 2003. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous, or I.V., antibiotic with proven activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

        In July 2008, Cubist entered into an exclusive agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote and provide other support in the U.S. for MERREM I.V.® (meropenem for injection), an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, Cubist promotes and supports MERREM I.V. using its existing U.S. acute care sales and medical affairs organizations. AstraZeneca provides marketing and commercial support for MERREM I.V.

        Cubist has focused its product pipeline building efforts on opportunities that leverage its acute-care discovery, development, regulatory, and commercialization expertise. In April 2008, Cubist entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which it obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of Dyax's ecallantide compound, a recombinant small protein, for the prevention of blood loss during on-pump surgery. In December 2008, the Company submitted two Investigational New Drug Applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for each of the following drug candidates: CB-182,804, in development as I.V. antibiotic therapy for multi-drug-resistant, or MDR, Gram-negative infections; and CB-183,315, in development as oral antibiotic therapy for Clostridium difficile associated diarrhea, or CDAD. An IND is the filing stage preparatory to clinical trials. Phase 1 clinical trials for each of these drug candidates commenced in February 2009.

        Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of new technological innovations, the ability to market products or services, the Company's dependence on key personnel, the market acceptance of CUBICIN, the Company's dependence on key suppliers, protection of the Company's proprietary technology, the Company's ability to obtain additional financing, and the Company's compliance with governmental and other regulations. On February 9, 2009, the Company received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying the Company that it has submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689 and RE39,071. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. The Company plans to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if the Company initiates

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. NATURE OF BUSINESS (Continued)

such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date the Company was notified of the filing.

B. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Cubist and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of inventories, investments, long-lived assets, accrued clinical research costs, income taxes, stock-based compensation, product rebate and return accruals, as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Fair Value of Financial Instruments

        The carrying amounts of Cubist's cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. Long-term investments include auction rate securities which are classified as available-for-sale and are recorded at fair value. Unrealized losses on investments are included within accumulated other comprehensive loss unless the impairment is determined to be other-than-temporary. Long-term investments had a fair value of $8.9 million and $43.4 million as of December 31, 2008 and 2007, respectively, with an original cost of $58.1 million. During the fourth quarter of 2008, Cubist recorded an other-than-temporary impairment charge of $49.2 million on these investments. More information can be found in Note E., "Investments". The fair market value of long-term debt at December 31, 2008, amounted to $280.5 million, and consisted of fixed-rate debt due in 2013. The estimated fair value of long-term debt was determined using quoted market rates.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, interest-bearing instruments with initial maturities of three months or less at the date of purchase. These instruments are carried at cost, which approximates market value.

Investments

        Investments consist of auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. Investments are accounted for and reviewed for impairment in accordance with Statement of Financial Accounting, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115. Investments are considered available-for-sale as of December 31, 2008 and 2007, and are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, unless determined to be other-than-temporary. Realized gains and losses, dividends and interest income, including amortization of any premium or discount arising at purchase, and declines in value judged to be other-than-temporary are included in other income (expense). Given the repeated failure of auctions for the auction rate securities, these investments are no longer considered liquid and have been classified as long-term investments as of December 31, 2008 and 2007. During the fourth quarter of 2008, the Company recorded an other-than-temporary impairment charge of $49.2 million on the original cost of $58.1 million based on its assessment that it is unlikely that the fair value of the auction rate securities will fully recover in the foreseeable future. More information can be found in Note E., "Investments".

Concentration of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments may consist of certificates of deposit, commercial paper, corporate bonds, U.S. Government securities, government agency securities, money market funds and auction rate securities. The Company's cash, cash equivalents and investments are held primarily with three financial institutions in the U.S.

        Cubist's trade receivables in 2008 and 2007 primarily represent amounts due to the Company from wholesalers, including Cardinal Health, Inc., Amerisource Bergen Drug Corporation and McKesson Corporation, and its international collaborators for CUBICIN. Cubist performs ongoing credit evaluations of its customers and generally does not require collateral. For the year ended December 31, 2008, Cubist has not had significant write-offs of accounts receivable and its days sales outstanding has remained consistent with December 31, 2007.

        Amounts due from Cardinal Health, Inc. represented approximately 24% and 28% of the Company's accounts receivable balances at December 31, 2008 and 2007, respectively. Amounts due from Amerisource Bergen Drug Corporation represented approximately 27% and 32% of the Company's accounts receivable balances at December 31, 2008 and 2007, respectively. Amounts due

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

from McKesson Corporation represented approximately 22% and 20% of the Company's accounts receivable balances at December 31, 2008 and 2007, respectively.

        Revenues from Cardinal Health, Inc. accounted for approximately 28%, 32% and 33% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 28%, 30% and 32% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from McKesson Corporation accounted for approximately 20%, 20% and 21% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Inventory

        Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a FIFO basis. The Company analyzes its inventory levels quarterly, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

        Inventories consisted of the following at December 31:

	2008	2007
	(in thousands)
Raw materials	$10,377	$9,432
Work in process	5,970	2,858
Finished goods	5,611	6,443

	$21,958	$18,733

Property and Equipment

        Property and equipment, including leasehold improvements, are recorded at cost and are depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life (Years)
Building	40
Laboratory build-outs	20
Fermentation equipment	15
Lab equipment	5
Furniture and fixtures	5
Computer hardware and software	3

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

Intangible Assets

        Cubist's intangible assets consist of acquired intellectual property, processes, patents and technology rights. These assets are amortized on a straight-line basis over their estimated useful life of four to 17 years. The fair value of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Cubist reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset.

Revenue Recognition

        Cubist recognizes revenue in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, "Revenue Recognition," and Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. Principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by Cubist's international distribution partners, license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies, and service revenues derived from Cubist's agreement with AstraZeneca for the promotion and support of MERREM I.V. in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations.

U.S. Product Revenues, net

        All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $1.4 million and $0.6 million at December 31, 2008 and 2007, respectively. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $4.9 million and $3.9 million at December 31, 2008 and 2007, respectively. In the years ended December 31, 2008, 2007 and 2006, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $29.5 million, $16.4 million and $9.5 million, respectively. The increase in the amount of reserves against accounts receivable, as well as provisions that were offset against product revenues, is primarily due to an increase in revenues from Cubist's sales of CUBICIN.

International Product Revenues

        Under agreements with international distribution partners, Cubist sells its product to international distribution partners based upon a transfer price arrangement. The transfer price is generally established annually. Once Cubist's distribution partner sells the product to a third party, Cubist may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price.

Service Revenues

        Cubist promotes and provides other support for MERREM I.V. in the U.S. under the Company's Commercial Services Agreement with AstraZeneca. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. The Company recognizes the revenues from this agreement as service revenues. The agreement establishes a baseline annual payment to Cubist of $20.0 million to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. Cubist recognizes revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that it can receive under the agreement. The amount of revenue recognized is assessed at the end of each quarterly period to reflect actual performance against the annual baseline sales amount. Cubist also earns a percentage of the gross profit earned by AstraZeneca on annual sales exceeding the annual baseline sales amount. The payment for any such sales over the baseline amount will be recognized upon Cubist's receipt of an annual report from AstraZeneca, which is expected to be received annually one quarter in arrears.

Other Revenues

        Other revenue includes revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21.

  License Revenues

        Non-refundable license fees are recognized depending on the provisions of each agreement. The Company recognizes non-refundable up-front license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered items can be determined. If the license is

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered. The Company's assessment of its obligations and related performance periods requires significant management judgment. If an agreement contains product development services, the relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of product development quarterly.

  Milestones

        Revenue from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. Contingent payments under license agreements that do not involve substantial effort on the part of the Company are not considered substantive milestones. Such payments are recognized as revenue when the contingency is met only if there are no remaining performance obligations or any remaining performance obligations are priced at fair value. Otherwise, the contingent payment is recognized as revenue over the term of the arrangement as the Company completes its performance obligations under the arrangement.

Research and Development

        All research and development costs, including upfront fees and milestones paid to collaborators, are expensed as incurred if no planned alternative future use exists for the technology. When the Company is reimbursed by a collaborative partner for work it performs, it typically records the costs incurred as research and development expenses and the related reimbursement as other revenues in its Consolidated Statement of Operations. On January 1, 2008, the Company adopted EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," or EITF 07-3, using a prospective method. The adoption of EITF 07-3 did not have a material effect on the Company's consolidated financial statements upon the adoption. Pursuant to EITF 07-3, the Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are delivered or the related services are performed. Research and development expenses consist of internal labor, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third party costs for contracted services, manufacturing process improvement and testing costs, and other research and development related costs.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred and are included in sales and marketing expense within the Consolidated Statements of Operations. Advertising costs, which include promotional expenses and costs related to trade shows, were approximately $9.1 million, $9.6 million and $6.0 million at December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

        The Company records stock-based compensation expense in accordance with SFAS No. 123(R), "Share-Based Payment," or SFAS 123(R). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees' service periods or the derived service period for awards with market conditions. Compensation expense is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. The fair value of each stock-based award is expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. Please refer to Note I. for additional information.

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

        Prior to the fourth quarter of 2008, all of the Company's deferred tax assets had a full valuation allowance recorded against them. Until this time, the Company determined that based on its historical tax position and operational results, realization of the Company's deferred tax assets did not meet the "more likely than not" standard under SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. In the fourth quarter of 2008, upon reviewing factors such as prior consistent profitability, Cubist's ability to utilize net operating loss carryforwards and forecasts of future profitability, the Company determined that there was sufficient positive evidence that it was "more likely than not" that it would be able to realize a significant portion of its deferred tax assets. As a result, the Company determined that a full valuation allowance on these assets was no longer required. Cubist recorded a tax benefit of $127.8 million during the year ended December 31, 2008, as a result of the reversal of a significant portion of the valuation allowance. Please refer to Note M. for additional information.

Foreign Currency Translation

        The functional currency of Cubist's U.K. subsidiary is the U.S. dollar. Accordingly, the remeasurement method is used to convert the foreign currency balances from the local currency into the U.S. dollar.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        For the year ended December 31, 2008, total comprehensive income is comprised of net income and the reclassification of unrealized losses on available-for-sale securities classified as temporary during the year ended December 31, 2007. These securities consist of auction rate securities that were determined to be other-than-temporarily impaired as of December 31, 2008. As a result, unrealized losses previously classified as temporary and included in accumulated other comprehensive loss on the Consolidated Balance Sheet as of December 31, 2007, have been reclassified to other income (expense) in the Consolidated Statement of Operations for the year ended December 31, 2008. For the year ended December 31, 2007, comprehensive income is comprised of net income for the year and temporary, unrealized losses recognized on available-for-sale securities. For the year ended December 31, 2006, total comprehensive loss is comprised of only net loss, as there was no other comprehensive income (loss) during the respective year.

Basic and Diluted Net Income (Loss) Per Common Share

        Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share has been computed by dividing diluted net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income (loss) per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense and the exercise of stock options, as well as their related income tax effects.

        The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	December 31,
	2008	2007	2006
Net income (loss) basic	$169,819	$48,147	$(376)
Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes (the "2.25% Notes"), net of tax	4,227	7,586	—
Debt issuance costs (excluding write-off relating to debt repurchase), net of tax	843	1,494	—
Net gain on debt repurchase, net of tax	(1,227)	—	—

Net income (loss) diluted	$173,662	$57,227	$(376)

Shares used in calculating basic net income (loss) per common share	56,645,962	55,591,775	54,490,376
Effect of dilutive securities:
Options to purchase shares of common stock	1,390,963	1,856,886	—
Notes payable convertible into shares of common stock	9,918,136	11,374,335	—

Shares used in calculating diluted net income (loss) per common share	67,955,061	68,822,996	54,490,376

Net income (loss) per share, basic	$3.00	$0.87	$(0.01)
Net income (loss) per share, diluted	$2.56	$0.83	$(0.01)

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        The calculation of diluted net income per common share has been adjusted to reflect the repurchase of $50.0 million of the 2.25% Notes in February 2008. More information can be found in Note K., "Debt".

        Potential common shares excluded from the calculation of diluted net income (loss) per share as their inclusion would have been antidilutive, were:

	2008	2007	2006
Options to purchase shares of common stock	2,870,239	3,183,803	7,271,450
Notes payable convertible into shares of common stock	—	—	11,374,335

Recent Accounting Pronouncements

        Effective January 1, 2008, Cubist implemented SFAS No. 157, "Fair Value Measurements," or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of the Financial Accounting Standards Board, or the FASB, Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," or FSP FAS 157-2, Cubist deferred the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company does not expect that the adoption of FSP FAS 157-2 will have a material impact on its results of operations or financial condition.

        In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," or EITF 08-7. EITF 08-7 seeks to clarify how to account for defensive intangible assets, or those intangible assets acquired in a business combination that an entity does not intend to actively use but does intend to prevent others from using, subsequent to initial measurement. EITF 08-7 is effective for all intangible assets acquired during the first fiscal year beginning on or after December 15, 2008. Early adoption is not permitted. The impact of the adoption of EITF 08-7 will be dependent upon the type and structure of any acquisition that Cubist may make in the future.

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share," or SFAS 128. FSP EITF 03-6-1 applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early adoption is not

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

permitted. The Company does not expect EITF 03-6-1 to have a material impact on its results of operations and financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS 162 will have a material impact on its results of operations or financial condition.

        In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," or FSP APB 14-1. FSP APB 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP ABP 14-1 is effective for Cubist beginning January 1, 2009. Prior periods will be restated as if the new rule had been in effect in prior periods. Early adoption is not permitted. While Cubist's cash payments for interest will not be affected, based on current debt outstanding, the adoption of FSP APB 14-1 will increase the Company's reported interest expense in a manner that reflects interest rates of similar non-convertible debt. The Company expects that annual interest expense will increase by approximately $12.8 million for the year ending December 31, 2009, as a result of adoption. FSP APB 14-1 requires retrospective application. As a result, interest expense for the years ended December 31, 2008 and 2007, will be restated in future filings to include additional, non-cash interest expense of $11.7 million and $12.5 million, respectively.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of Useful Life of Intangible Assets," or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP FAS 142-3 must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS 141(R), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141(R) will have an impact on its accounting for future business combinations once

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

adopted, but the effect is dependent upon the type and structure of any acquisitions that it may make in the future.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the adoption of SFAS 160 will have a material impact on its results of operations or financial condition.

        In November 2007, the EITF reached a consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements," or EITF 07-1. EITF 07-1 defines collaborative agreements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-1 must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF 07-1 will have a material impact on its results of operations or financial condition.

C. BUSINESS AGREEMENTS

Licensing and Collaboration Agreements

        In December 2008, Cubist entered into a collaboration agreement with Forma Therapeutics, Inc., or Forma, to provide funding for the research and development of novel compounds using Forma's proprietary technology. Cubist will have the exclusive rights to further research, develop, and commercialize products using compounds resulting from the collaboration for the treatment of human disease. Under the terms of the agreement, Cubist paid Forma a $1.0 million technology fee in December 2008, which is included in research and development expense for the year ended December 31, 2008. Cubist will also provide Forma with research funding payments totaling $3.0 million annually for 2009 and 2010 with an option to provide additional funding for 2011. Upon the achievement of future events stipulated in the agreement, Cubist may incur compound fees of up to $2.0 million and may be required to make milestone payments of up to $13.4 million per program for up to four programs progressed by Cubist. Pursuant to the agreement, in January 2009, Cubist purchased a $2.0 million convertible note with an interest rate of 5% per year. The note is convertible to a minority equity investment in Forma on or before December 21, 2009.

        In April 2008, Cubist entered into a license and collaboration agreement with Dyax pursuant to which Cubist obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of Dyax's ecallantide compound for the prevention of blood loss during surgery. Pursuant to the terms of the agreement, Cubist paid Dyax a $15.0 million upfront payment, as well as an additional $2.5 million payment on December 31, 2008, both of which are included in research and development expense for the year ended December 31, 2008. Cubist may

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

become obligated to pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. The Company also is obligated to pay Dyax tiered royalties based on any future sales of ecallantide by Cubist. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. Cubist will be responsible for all further development costs associated with ecallantide in the licensed indications for the Cubist territory. Dyax retains exclusive rights to ecallantide in all other indications, including for its hereditary angioedema program, as well as for the manufacturing of ecallantide. Except under certain circumstances, Dyax will supply Cubist with ecallantide for Cubist's development and commercialization. The agreement may be terminated by Cubist without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party. In October 2008, Cubist announced positive top-line results from the ecallantide on-pump cardio thoracic surgery Phase 2 clinical trial known as Kalahari™ 1, which was terminated in June 2008. Cubist recently began a Phase 2 dose-ranging trial, assessing three different doses of ecallantide, in on-pump cardiothoracic surgery, or CTS, patients at relatively low risk of bleeding.

        In November 1997, Cubist entered into a license agreement with Eli Lilly & Co., or Eli Lilly, that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin, the active ingredient in CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. The $8.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the estimated remaining life of the license agreement with Eli Lilly on the date of the transaction. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The $0.5 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 13 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. The $20.0 million was recorded as an intangible asset within the Consolidated Balance Sheet and is being amortized over approximately 11 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. The amortization of these intangible assets is included in the cost of product revenues. To date, in addition to the milestone payments made in stock, Cubist has made payments to Eli Lilly of approximately $91.1 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, Cubist's license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; or (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

Commercialization Agreements

        In July 2008, Cubist entered into an exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. (meropenem for injection), an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, Cubist will promote and provide other support for MERREM I.V. using its existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. The agreement establishes an annual baseline payment by AstraZeneca to Cubist of $20.0 million, which was prorated for 2008, to be adjusted up or down based on actual sales of MERREM I.V. Cubist recognizes revenues related to its services agreement as service revenues over each annual period of performance based on the estimated minimum annual payment amount that it can receive under the agreement. The amount of revenue recognized is assessed at the end of each quarterly period to reflect actual performance against the annual baseline sales amount. Cubist also earns a percentage of the gross profit on sales exceeding the annual baseline sales amount. The payment for any such sales over the baseline amount will be recognized in the quarter in which AstraZeneca provides Cubist with its annual sales report. The annual sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. The Company is obligated under the agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of sales representatives and clinical science directors. The term of the agreement extends through December 31, 2012, unless earlier terminated. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by Cubist if AstraZeneca conducts certain activities competitive with MERREM I.V. in the U.S., or by either party: (i) without cause effective no earlier than January 1, 2010, (ii) in the event that the Company ceases to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also would terminate automatically upon a termination or reduction to non-exclusive of AstraZeneca's right to market MERREM I.V. in the U.S. pursuant to an agreement between AstraZeneca's affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on the Company from marketing, promoting, selling and engaging in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

        In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. Merck will develop and commercialize CUBICIN through its wholly owned subsidiary, Banyu Pharmaceutical Co., Ltd. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an upfront fee of $6.0 million. This $6.0 million was recorded as deferred revenue and is recognized over the estimated performance period of approximately 14 years. Cubist would receive up to $38.5 million in additional payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials of CUBICIN from Cubist in exchange for a transfer price.

        In December 2006, Cubist entered into a license agreement with AstraZeneca AB, for the development and commercialization of CUBICIN in China and certain other countries in Asia

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

(excluding Japan), the Middle East and Africa not yet covered by previously existing CUBICIN international partnering agreements. In exchange for development and commercialization rights, AstraZeneca paid Cubist an up-front fee of $10.3 million. This $10.3 million was recorded as deferred revenue and is recognized over the estimated performance period of approximately 12 years. Additionally, Cubist would receive payments of up to $22.5 million upon AstraZeneca reaching regulatory and sales milestones. AstraZeneca will pay Cubist a transfer price for their purchases of finished but unlabeled vials of CUBICIN.

        In October 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron Healthcare Ireland Ltd., or Chiron for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. After the acquisition of Chiron by Novartis AG, or Novartis, in 2006, the License Agreement and Manufacturing and Supply Agreement were assigned to a subsidiary of Novartis. Chiron paid Cubist an up-front licensing fee of $8.0 million, which was recorded as deferred revenue and was amortized to revenue over the estimated development period under the agreement of two years, which ended in September 2005. Per the License Agreement, Cubist would receive from Novartis' subsidiary additional cash payments of up to $25.0 million if certain sales milestones are achieved. Under the Manufacturing and Supply Agreement, Novartis' subsidiary pays Cubist a transfer price for CUBICIN, and under the License Agreement, Novartis' subsidiary pays Cubist royalty payments based on Novartis's sales of CUBICIN.

D. ACQUISITION OF ILLUMIGEN BIOSCIENCES, INC.

        In October 2007, Cubist and Illumigen Biosciences, Inc., or Illumigen, entered into an agreement under which Cubist purchased an exclusive option to acquire Illumigen. In December 2007, Cubist exercised its option and acquired Illumigen pursuant to a definitive agreement and plan of merger. Pursuant to the merger agreement, on the closing date Cubist made a cash payment to the shareholders of Illumigen equal to $9.0 million plus the net of Illumigen's cash and liability balances as of the closing date. As a result, Illumigen became a wholly-owned subsidiary of Cubist. The results of operations of Illumigen have been included in the Company's financial statements since the acquisition date. The acquisition was accounted for under the purchase method of accounting.

        Cubist evaluated whether the Illumigen acquisition meets the criteria of a business as outlined in EITF Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," or EITF 98-3, and has concluded that the entity did not qualify as a business under EITF 98-3. Accordingly, the Company accounted for this transaction as an acquisition of assets. The costs associated with the acquisition were $16.4 million and include the closing cash consideration of $10.2 million paid to Illumigen shareholders in the first quarter of 2008, the option agreement payment of $4.7 million made in October 2007, transaction costs of $0.8 million and $0.7 million of costs paid by Cubist during the option period related to an IND enabling study of IB657 and Illumigen's operating costs. The total consideration was allocated to net tangible assets acquired of $1.3 million, consisting primarily of cash, in-process research and development, or IPR&D, of $14.4 million and research expense of $0.7 million. The IPR&D represents the value assigned to the IB657 compound acquired from Illumigen, which is now referred to by Cubist as CB-183,872. At the date of the acquisition, CB-183,872 had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the full value of the IPR&D of

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. ACQUISITION OF ILLUMIGEN BIOSCIENCES, INC. (Continued)

$14.4 million is included in research and development expense for the year ended December 31, 2007. This charge was not deductible for tax purposes.

        Cubist may become obligated to make payments to Illumigen's former shareholders during the development of CB-183,872 as a therapy for hepatitis C virus, or HCV, infections of up to $75.5 million if certain development and regulatory milestones are achieved. If Cubist develops Illumigen products for the treatment of viruses other than HCV, development and regulatory milestone payments by Cubist to Illumigen's former shareholders of up to $117.0 million could apply. Assuming that HCV or other Illumigen antiviral products are commercialized, additional milestone payments by Cubist to Illumigen's former shareholders of up to $140.0 million, as well as tiered royalty payments, could apply.

E. INVESTMENTS

        Included in long-term investments at December 31, 2008 and 2007, are $58.1 million in original cost of auction rate securities, consisting of private placement, synthetic collateralized debt obligations. While the underlying securities of auction rate securities may have contractual maturities of approximately nine years, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities, all of which mature in 2017, are classified as long-term investments for the years ended December 31, 2008 and 2007, as they are no longer considered liquid. These securities are classified as available-for-sale and are carried at fair market value. A severe decline in, and continued deterioration of the financial markets have impacted the fair value of the auction rate securities that the Company holds. As of December 31, 2008, the Company estimated the fair value of the auction rate securities to be $8.9 million, as discussed further in the "Fair Value Measurements" section below.

        During the fourth quarter of 2008, Cubist recorded an other-than-temporary impairment charge of $49.2 million on these securities based on its assessment that it is unlikely that the fair value of the auction rate securities will recover in the foreseeable future. In making this determination, the Company considered various factors, including but not limited to: the severity of the decline in value, the duration of the failed auctions, the continued declining trend in the security values, the negative outlook for this type of security, its inability to sell these securities, further deterioration in the auction rate securities credit ratings and the increased probability of default. In addition, the Company cannot foresee any liquidity in the auction rate securities marketplace that would allow it to liquidate its auction rate securities position in the near future. Consistent with the Company's investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. During the fourth quarter of 2008, all five auction rate securities the Company holds were downgraded by Standard & Poor's and one security experienced an additional downgrade in February 2009, with the lowest rating now at BBB. Fitch Ratings also downgraded three of the securities during the fourth quarter of 2008 with the lowest of the five ratings now at BB, below investment grade. The underlying risk components of the auction rate securities are pools of credit default swaps, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to D. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

        The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. The other-than-temporary impairment charge of $49.2 million was recorded as other income (expense) from continuing operations.

        The cost basis, gross unrealized losses, other-than-temporary impairment loss and fair value for these securities as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2008
	Cost Basis	Gross Unrealized Loss	Other-Than- Temporary Impairment Loss	Fair Value
Auction rate securities	$58,100	$—	$(49,178)	$8,922

Total	$58,100	$—	$(49,178)	$8,922

	December 31, 2007
	Cost Basis	Gross Unrealized Loss	Other-Than- Temporary Impairment Loss	Fair Value
Auction rate securities	$58,100	$(14,701)	$—	$43,399

Total	$58,100	$(14,701)	$—	$43,399

Fair Value Measurements

        Cubist adopted the provisions of SFAS 157 and SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of the FASB Statement No. 115," or SFAS 159, with respect to its financial assets and financial liabilities on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In accordance with the FASB Staff Position No. FAS 157-2, "Effective Date of the FASB Statement No. 157," or FSP FAS 157-2, Cubist has deferred the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more recurring basis, until January 1, 2009. SFAS 157 was considered in the Company's valuation of its securities, including its auction rate securities, as discussed below. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active", or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.

        As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

        Level 1 Inputs—Quoted prices for identical instruments in active markets.

        Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

        Level 3 Inputs—Instruments with primarily unobservable value drivers.

        The fair values of the Company's financial assets carried at fair value as of December 31, 2008, are classified in the table below in one of the three categories described above:

	Fair Value Measurements Using
				Assets at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$334,522	$—	$—	$334,522
Auction rate securities	—	—	8,922	8,922

Total assets	$334,522	$—	$8,922	$343,444

        The fair value of the auction rate securities is based on a third party valuation model and market bids received from the issuer of the securities.

        Due to the fact that there is no active market for auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates. Given the complex structure of the auction rate securities, the Company engaged Houlihan Smith & Company Inc., or Houlihan Smith, to assist it with its valuation. The Company used both the third party valuation model from Houlihan Smith and market bids received from Deutsche Bank AG, or DB, the issuer and sole market maker for these securities. The Company weighted these sources equally when developing the final fair value given the Company's conclusion that both data points have equal relevance in estimating fair value.

        The first data point used, Houlihan Smith's valuation model and their resulting fair value assessment, incorporates the structure of each auction rate security, the 125 entity reference pool of credit default swap, or CDS, spreads per security, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. This third party valuation considers various components of risk, including market-based bond and CDS pricing and corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. Cubist validated the underlying assumptions used in the model, including but not limited to bond default rates, bond recovery rates, credit ratings, cash flow streams, and discount rates. The model incorporates market data and CDS prices as of December 31, 2008. The Houlihan Smith valuation model includes the following ranges for key assumptions as of December 31, 2008: CDS spreads of 50 to 5057 basis points and recovery rates on the auction rate securities between 20% and 30%.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

        The second data point used to calculate fair value are actual market bids from DB. Although the Company receives indicative bids from DB, and it has no knowledge of any of the auction rate securities being traded at these prices, it has considered these bids as a relevant data point given DB's role as the sole market maker for these securities.

        The credit and capital markets deteriorated significantly during 2008 and the future outlook is uncertain. The Company will continue to monitor the securities and the financial markets, and if there is continued deterioration the fair value of these securities could decline further resulting in additional other-than-temporary impairment charges. Any recovery of the fair market value would not be recognized in the Company's financial statements until the gain is realized upon sale of the securities.

        The table below provides a reconciliation of all assets measured at fair value on a recurring basis for which the Company used Level 3 or significant unobservable inputs for the year ended December 31, 2008 (in thousands):

Balance at December 31, 2006	$58,100
Unrealized loss included in other comprehensive income	(14,701)

Balance at December 31, 2007	$43,399
Unrealized loss previously included in other comprehensive income	14,701
Losses included in other income (expense)	(49,178)

Balance at December 31, 2008	$8,922

        As of December 31, 2008, the Company estimated the fair value of the auction rate securities to be $8.9 million. During the fourth quarter of 2008, Cubist recorded an other-than-temporary impairment charge of $49.2 million on these securities based on its assessment that it is unlikely that the fair value of the auction rate securities will recover in the foreseeable future. The other-than-temporary impairment charge of $49.2 million was recorded as other income (expense) from continuing operations. As of December 31, 2007, the Company had included an unrealized loss of $14.7 million in accumulated other comprehensive loss on its Consolidated Balance Sheet relating to these securities. This unrealized loss was reclassified to the Consolidated Statement of Operations and an additional charge of $34.5 million was recognized, for a total impairment charge of $49.2 million, included within other income (expense) in the fourth quarter of 2008 upon the determination that the loss was other-than-temporary.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

	December 31,
	2008	2007
	(in thousands)
Building	$54,019	$43,385
Leasehold improvements	14,443	10,042
Laboratory equipment	17,741	15,251
Furniture and fixtures	1,873	1,500
Computer equipment	15,143	11,060
Construction in progress	1,590	1,194

	104,809	82,432
Less accumulated depreciation and amortization	(37,990)	(32,282)

Property and equipment, net	$66,819	$50,150

        Property and equipment additions during the year ended December 31, 2008, primarily related to the construction of approximately 30,000 square feet of additional laboratory space at the Company's research and development facility at 65 Hayden Avenue in Lexington, Massachusetts, as well as costs related to building out additional leased space at the 45 and 55 Hayden Avenue building in Lexington, Massachusetts. All of such construction was substantially complete as of December 31, 2008. Additionally, during the year ended December 31, 2008, Cubist wrote-off $2.3 million of property demolished at 65 Hayden Avenue in Lexington, Massachusetts, consisting primarily of office space and other furniture and fixtures, in order to accommodate the construction of additional laboratory space.

        Depreciation and amortization expense was $6.4 million, $4.6 million and $4.1 million in 2008, 2007 and 2006, respectively.

G. INTANGIBLE ASSETS

        Intangible assets consisted of the following at:

		December 31,
		2008	2007
		(in thousands)
Patents		$2,627	$2,673
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388

		39,015	39,061
Less:	accumulated amortization—patents	(2,184)	(2,128)
	accumulated amortization—manufacturing rights	(1,667)	(1,250)
	accumulated amortization—acquired technology rights	(10,068)	(7,610)
	accumulated amortization—intellectual property	(5,376)	(5,375)

Intangible assets, net		$19,720	$22,698

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. INTANGIBLE ASSETS (Continued)

        In March 2005, Cubist issued to Eli Lilly $20.0 million of its common stock in exchange for a 2% reduction in the royalty rates payable to Eli Lilly on Cubist's sales of CUBICIN. The $20.0 million was capitalized as acquired technology rights and is being amortized over approximately eleven years, which was the remaining life of the CUBICIN license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalty rates payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million is also included within the acquired technology rights and is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of each of the transactions. The amortization expense of these intangible assets is included within cost of product revenues.

        In November 2005, Cubist selected ACS Dobfar SpA, or ACS, as the single source supplier of active pharmaceutical ingredient, or API, for CUBICIN. Cubist terminated its manufacturing and supply agreement with DSM Capua SpA, or DSM, for API effective May 2006. The useful life of the DSM manufacturing rights was adjusted to coincide with the termination date of May 2006. As Cubist received no future benefit from the DSM manufacturing rights, their gross asset value and related allowance for amortization expense were eliminated from the manufacturing rights accounts in 2006 with no resulting gain or loss. The remaining balance of these assets was allocated to inventory and was expensed to cost of product revenues as the related inventory lots were sold. The amounts allocated to inventory were fully expensed in 2007. The manufacturing rights associated with the ACS agreement are being amortized to inventory over a term of six years and expensed to cost of product revenues as the related inventory lots are sold.

        Amortization expense was $3.0 million, $5.1 million and $4.9 million in 2008, 2007 and 2006, respectively. The amortization expense for 2007 and 2006 includes amounts relating to the DSM manufacturing rights. The estimated aggregate amortization of intangible assets as of December 31, 2008, for each of the five succeeding years is as follows:

(in thousands)
2009	$2,937
2010	2,937
2011	2,521
2012	2,521
2013	2,521
2014 and thereafter	6,283

$19,720

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at:

	December 31,
	2008	2007
	(in thousands)
Accrued payroll	$1,192	$1,115
Accrued incentive compensation	6,854	4,424
Accrued bonus	9,026	5,645
Accrued benefit costs	2,631	2,056
Accrued clinical trials	1,525	193
Accrued interest	281	350
Accrued Illumigen acquisition costs	—	10,191
Accrued manufacturing costs	2,380	2,672
Accrued royalty	34,855	23,729
Other accrued costs	9,265	8,360

Total	$68,009	$58,735

        Accrued clinical trial expenses are comprised of amounts owed to third party contract research organizations, or CROs, for research and development work performed on behalf of Cubist. At the end of each quarterly period, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO, and ensures that the balance is appropriately stated based upon work performed to date. The accrued clinical trial expense balance of $1.5 million and $0.2 million at December 31, 2008 and 2007, respectively, represents the Company's best estimate of amounts owed for clinical trial services performed through those periods based on all information available. Such estimates are subject to change as additional information becomes available. Accrued manufacturing costs are comprised of amounts owed to third parties relating to the manufacturing of CUBICIN, including the procurement of API and the conversion of API into the finished, vialed formulation of CUBICIN. Accrued royalty costs are comprised of royalties owed on net sales of CUBICIN under Cubist's license agreement with Eli Lilly. Included in other accrued costs for the years ended December 31, 2008 and 2007, is $0.8 million and $0.4 million, respectively, of accrued income taxes payable.

I. EMPLOYEE STOCK BENEFIT PLANS

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

        Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, or the 2000 Equity Incentive Plan, 13,535,764 shares of common stock may be issued to employees, officers or consultants in the form of stock options, restricted stock awards, restricted stock units and stock grants. Options under this plan are granted with exercise prices no less than the fair market value on the grant date, vest ratably over a four-year period and expire ten years from the grant date. At December 31, 2008, there were 4,745,551 shares available for future grant under this plan.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        Under the Cubist Amended and Restated 2002 Directors' Equity Incentive Plan, 975,000 shares of common stock may be issued to members of the Company's Board of Directors in the form of stock options, restricted stock awards and stock grants. Options under this plan are granted with exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At December 31, 2008, there were 353,750 shares available for future grant under this plan.

        Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

        Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock at pre-determined six-month intervals at 85% of the lower of the fair market value at the beginning or end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. At December 31, 2008, there were 267,292 shares available for future sale to employees under this plan.

Summary of SFAS 123(R) Expense

        The effect of recording stock-based compensation in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006, was as follows:

	December 31,
	2008	2007	2006
	(in thousands except per share amounts)
Stock-based compensation expense by type of award:
Employee stock options	$11,418	$10,215	$10,214
Employee stock purchase plan	413	324	409

Total stock-based compensation	$11,831	$10,539	$10,623

Effect on earnings per share:
Basic	$0.21	$0.19	$0.19
Diluted	$0.17	$0.15	$0.19

        During each of the years ended December 31, 2008, 2007 and 2006, the Company capitalized $0.3 million of employee stock-based compensation costs to inventory. The carrying value of inventory in the Consolidated Balance Sheets for the years ended December 31, 2008 and 2007, includes employee stock-based compensation costs of $0.2 million.

Valuation Assumptions

        The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. EMPLOYEE STOCK BENEFIT PLANS (Continued)

quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	2008	2007	2006
Stock option plans:
Expected stock price volatility	43%	47%	52%
Risk free interest rate	2.8%	4.6%	4.7%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	4.3 years	4.3 years	4.3 years
Stock purchase plan:
Expected stock price volatility	30%	30%	30%
Risk free interest rate	3.3%	4.8%	4.8%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	6 months	6 months	6 months

        Cubist's expected stock price volatility assumption is based on both current and historical volatilities of the Company's stock price, which are obtained from public data sources. The expected stock price volatility is determined based on the instrument's expected term. Since the employee stock purchase plan has a shorter term than the stock option plans, volatility for this plan is estimated over a shorter period. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life assumption represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company estimates forfeitures of stock-based awards based on its historical experience of stock-based pre-vesting cancellations for terminated employees. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. EMPLOYEE STOCK BENEFIT PLANS (Continued)

General Option Information

        A summary of the status of Cubist's stock options, as of December 31, 2008, and changes during the year then ended, is presented below:

	2008
	Number	Weighted Average Exercise Price
Balance at January 1	7,636,411	$18.05
Granted	1,964,208	$18.76
Exercised	(1,081,221)	$12.22
Canceled	(559,916)	$24.40

Balance at December 31	7,959,482	$18.57

Options vested and exercisable as of December 31,	4,730,677	$17.84

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $11.8 million, $10.5 million and $11.6 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2008, was $50.3 million. These options have a weighted average remaining contractual life of 7.0 years.

        As of December 31, 2008, there was $20.3 million of total unrecognized compensation cost related to nonvested options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over the weighted-average period of 1.3 years. The aggregate intrinsic value of options fully vested and exercisable as of December 31, 2008, was $35.7 million. These options have a weighted average remaining contractual life of 5.9 years. The fair value of shares vested during 2008 was approximately $14.1 million.

        The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006, was $7.34, $9.15 and $10.40, respectively. The weighted-average grant-date fair value of options vested as of December 31, 2008, 2007 and 2006, was $10.69, $11.32 and $11.61, respectively.

J. COMMITMENTS AND CONTINGENCIES

Leases

        Cubist leases various facilities and equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. COMMITMENTS AND CONTINGENCIES (Continued)

        At December 31, 2008, future minimum lease payments under all non-cancelable leases, net of sublease income, are as follows (in thousands):

Operating
2009	$4,947
2010	5,231
2011	5,278
2012	5,290
2013	4,991
Thereafter	12,177

Total minimum lease payments	$37,914

        Rental expense for operating leases was $5.5 million, $4.1 million and $3.6 million in the years ended December 31, 2008, 2007 and 2006, respectively. Sublease income, which is recorded as a reduction of rent expense, was $2.0 million, $2.6 million and $2.5 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign currency

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2008, 2007 and 2006, Cubist entered into limited foreign currency transactions between the U.S. dollar, the European Euro and the British pound.

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

Other

        Cubist has minimum volume purchase commitments with third party contract manufacturers with scheduled payments over the next five years that total $133.4 million at December 31, 2008.

K. DEBT

        Cubist's outstanding debt at December 31, 2008, consists of $300.0 million aggregate principal amount of the 2.25% Notes. Cubist's outstanding debt at December 31, 2007 and 2006, consisted of $350.0 million aggregate principal amount of the 2.25% Notes.

        In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist's common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs are amortized to interest expense ratably over the life of the 2.25% Notes.

        In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes at an average price of approximately $93.69 per $100 of debt. Following these repurchases, $300.0 million principal amount of the 2.25% Notes remain outstanding. These repurchases reduced Cubist's fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.1 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in a net gain of $2.0 million. The gain is comprised of the $3.3 million difference between the purchase price of the notes and their face value, recorded to other income (expense), offset by the write-off of debt issuance costs of $1.2 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.1 million recorded to general and administrative expense. The transactions were funded out of the Company's working capital.

        In 2001, Cubist completed the private placement of $165.0 million aggregate principal amount of 5.5% convertible subordinated notes, or the 5.5% Notes. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The 5.5% Notes were convertible at any time prior to maturity into common stock at a conversion price of $47.20 per share, subject to adjustment upon certain events. Interest was payable on each November 1 and May 1, beginning May 1, 2002. The 5.5% Notes had a maturity date of November 1, 2008. Cubist retained the right to redeem the 5.5% Notes prior to November 2004 if Cubist's common stock closing price exceeded the conversion price for a period of time as defined in the 5.5% Notes agreement. The deferred financing costs associated with the sale of the 5.5% Notes were $5.3 million. In June 2006, Cubist repaid the outstanding principal and accrued interest on the 5.5% Notes, plus a prepayment penalty of $3.9 million that was recorded to interest expense. The remaining unamortized balance of the debt issuance costs, totaling $1.8 million, associated with the 5.5% Notes was written off to interest expense at the time of the repayment.

        In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist's option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2008.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

        At December 31, 2008, future payments of principal and interest on existing debt are due as follows:

Fiscal year ending December 31,	Principal	Interest	Total
	(in thousands)
2009	$—	$6,750	$6,750
2010	—	6,750	6,750
2011	—	6,750	6,750
2012	—	6,750	6,750
2013	300,000	3,375	303,375

Total payments	$300,000	$30,375	$330,375
Less current portion	—

Total long term debt	$300,000

L. EMPLOYEE BENEFITS

401(k) Savings Plan

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches each employee's contribution in Cubist common stock up to 4% of a participant's total compensation. Common stock matches immediately vest. Cubist issued 127,687, 97,206 and 127,504 shares of common stock in 2008, 2007 and 2006, respectively, pursuant to this plan. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $2.6 million, $2.1 million and $1.8 million in expense associated with its 401(k) company match.

M. INCOME TAXES

Effective Tax Rate

        For each of the years ended December 31, 2008, 2007 and 2006, Cubist's federal statutory tax rate was 35%, 35% and 34%, respectively. The effective tax rate for the years ended December 31, 2008, 2007 and 2006 was -269.9%, 3.7% and 0%, respectively. The effective tax rate for the years ended December 31, 2008 and 2007 relates to federal alternative minimum tax expense and state tax expense, and in 2008, is offset by the tax benefit relating to the reversal of the valuation allowance on the Company's deferred tax assets. The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. INCOME TAXES (Continued)

        The effective rate differs from the statutory rate of 35% and 34% due to the following:

	2008	2007	2006
Federal	35%	35.0%	34.0%
State	6.6%	6.4%	(49.8)%
Federal and state credits	(7.9)%	(3.3)%	600.9%
Valuation allowance	(306.5)%	(47.2)%	(345.2)%
In-process research & development	0.0%	10.6%	0.0%
Other	2.9%	2.2%	(239.9)%

Effective tax rate	(269.9)%	3.7%	0.0%

        Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company's income or loss, or one time activities occurring during the period.

Income Tax Expense (Benefit)

        The components of federal income tax expense (benefit) consist of the following for the years ended December 31,

	2008	2007	2006
	(in thousands)
Current income tax expense
Federal	$1,856	$1,422	$—
State	2,020	458	—

Total current income tax expense	$3,876	$1,880	$—

Deferred income tax expense (benefit)
Federal	$(117,706)	$—	$—
State	(10,086)	—	—

Total deferred income tax benefit	$(127,792)	$—	$—

Total current and deferred income tax (benefit) expense	$(123,916)	$1,880	$—

Deferred Taxes and Valuation Allowance

        Prior to the fourth quarter of 2008, all of the Company's deferred tax assets had a full valuation allowance recorded against them. Until then, based on management's review of the Company's historical tax position and operational results, realization of Cubist's deferred tax assets did not meet the "more likely than not" criteria under SFAS 109. During the year ended December 31, 2008, management continued to monitor the available information in determining whether there is sufficient positive evidence to consider releasing the valuation allowance on the deferred tax assets. In the fourth quarter of 2008, upon reviewing factors such as prior consistent profitability, Cubist's ability to utilize net operating loss carryforwards and forecasts of future profitability, the Company determined that there was sufficient positive evidence that it was "more likely than not" that it would be able to realize

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. INCOME TAXES (Continued)

a significant portion of its deferred tax assets. As a result, the Company determined that a full valuation allowance on these assets was no longer required. Cubist recognized deferred tax assets of $127.8 million during the year ended December 31, 2008, as a result of the reversal of a significant portion of the valuation allowance. The components of the net deferred tax assets and the related valuation allowance are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$63,928	$107,229
Research and development costs	17,168	23,949
Tax credit carryforwards	20,758	15,256
Unrealized loss on investments	19,063	—
Deferred revenues	6,295	4,297
FAS 123(R) stock-based compensation	9,518	6,929
Amortization of milestone payments	5,691	(904)
Deferred rent	1,574	1,121
Depreciation	1,448	902
Other	2,084	1,652

Total deferred tax assets	147,527	160,431
Valuation allowance	(19,735)	(160,431)

Net deferred tax assets	$127,792	$—

        At December 31, 2008, the Company had net operating loss and general business tax credit carryforwards for federal income tax purposes of approximately $175.6 million and $12.7 million, respectively, which begin to expire in 2023 and 2016, respectively. In addition, for state income tax purposes, the Company had net operating loss and general business tax credit carryforwards of approximately $40.0 million and $7.0 million, respectively, which begin to expire in 2009 and 2011, respectively.

        The Company has excluded the benefits from the exercise of stock options in the amount of $15.0 million and $15.6 million from the deferred tax asset balance at December 31, 2008 and 2007, respectively. These amounts will result in an addition to additional paid-in capital when these benefits reduce income taxes payable. In measuring the excess tax benefits associated with stock-based compensation, the Company determines the tax effect required to be accounted for under SFAS 123(R) using a "with-and-without" approach.

        In assessing the realizability of its deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company is allowed to take into account its recent history of earnings, projected future taxable income, and tax planning strategies. Based upon the level of its recent history of taxable income and projections of future taxable income over the periods in which the deferred tax assets are

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. INCOME TAXES (Continued)

utilizable, the Company believes that it is more likely than not that it will realize the benefits of a significant portion of its deferred tax assets.

        During the year ended December 31, 2008, after considering all available positive and negative evidence, the Company concluded that its projections supported taxable income for the foreseeable future. Therefore, the Company reversed $160.4 million of its deferred tax asset valuation allowance, of which $32.6 million related to the utilization of deferred tax assets for income generated during 2008, and $127.8 million related to the release of the remaining valuation allowance, which resulted in a benefit to income tax expense in the fourth quarter of 2008. The Company recorded a valuation allowance of $19.7 million, primarily related to the unrealized loss on the write down of auction rate securities, which resulted in a net valuation allowance adjustment of $140.7 million. In the event that actual results differ from the Company's estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact its financial position and results of operations.

        The Company acquired Illumigen in December 2007. Illumigen had approximately $17.7 million of gross net operating loss carryforwards available, resulting in a net deferred tax asset of $6.2 million for which the Company recorded a deferred tax asset valuation allowance. During 2008, the Company concluded an analysis under Section 382 of the Internal Revenue Code, "Limitation on Net Operating Loss Carryforwards and Certain Built in Losses Following Ownership Change," to determine if past changes in the ownership of Illumigen would limit or otherwise restrict the Company's ability to utilize these net operating loss carryforwards. As a result of the analysis, the Company concluded that a portion of the acquired net operating losses may be limited due to ownership changes and an expiration of a portion of those losses in the amount of $2.3 million.

        Ownership changes resulting from the issuance of capital stock may limit the amount of Cubist net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based on the Company's value immediately prior to the ownership change. During 2008, the Company also concluded an analysis under Section 382 of the Internal Revenue Code, "Limitation on Net Operating Loss Carryforwards and Certain Built in Losses Following Ownership Change". The Company has analyzed its historical changes in ownership and does not believe there are any limitations on its ability to utilize its net operating loss carryforwards. Subsequent significant changes in ownership could affect the limitation in future years.

FIN 48—Uncertain Tax Positions

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the accounting for uncertainty in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or to be taken in a tax return. The Company's only adjustment upon adoption of FIN 48 related to a $2.0 million adjustment to research and development tax credit carryforwards. The adjustment to the research and development tax credit carryforwards did not impact retained earnings or the statement of operations because there had been a full valuation recorded against the research and development tax credit deferred tax asset.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. INCOME TAXES (Continued)

        A reconciliation of the Company's changes in uncertain tax positions for the years ended December 31, 2008 and 2007, is as follows (in thousands):

	December 31,
	2008	2007
Uncertain tax positions at the beginning of the year	$2,000	$2,000
Additions based on tax positions related to the current year	437	—
Additions for tax positions of prior years	3,123	—

Balance at the end of the year	$5,560	$2,000

        As of December 31, 2008, the total amount of unrecognized tax benefits was $5.6 million, all of which represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods. The Company does not anticipate any significant changes in its tax positions during the next twelve months.

        Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as provision for income taxes in the accompanying Consolidated Statement of Operations. At December 31, 2008 and 2007, the Company did not have any interest or penalties accrued related to uncertain tax positions.

        In many cases, the Company's uncertain tax positions remain subject to examination by the relevant tax authorities. Since the Company is in a net operating loss carryforward position, the Company is generally subject to federal, state, and local income tax examinations by tax authorities for all years for which a net operating loss carryforward is available.

N. BUSINESS SEGMENTS

        Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. Substantially all of the Company's revenues are currently generated within the U.S.

O. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal years 2008 and 2007. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2008
Total revenues, net	$88,285	$101,766		$112,435	$131,155
Product revenues, net	$87,862	$101,369		$110,625	$122,225
Cost of product revenues	$20,000	$22,050		$23,523	$24,808
Net income	$17,226	$1,632	(1)	$27,926	$123,035	(2)
Basic net income per share	$0.31	$0.03	(1)	$0.49	$2.15	(2)
Diluted net income per share	$0.26	$0.03	(1)	$0.44	$1.82	(2)
2007
Total revenues, net	$59,479	$69,764		$79,796	$85,581
Product revenues, net	$59,435	$69,525		$76,326	$85,120
Cost of product revenues	$16,738	$15,834		$17,153	$19,135
Net income	$5,601	$14,490		$20,023	$8,033	(3)
Basic net income per share	$0.10	$0.26		$0.36	$0.14	(3)
Diluted net income per share	$0.10	$0.24		$0.32	$0.14	(3)

(1)
In the second quarter of 2008, Cubist recorded $17.5 million of research and development expense for upfront and milestone payments made pursuant to its license and collaboration agreement with Dyax (See Note C.).

(2)
In the fourth quarter of 2008, Cubist recorded a tax benefit of $127.8 million related to the reversal of the valuation allowance on its deferred tax assets (See Note M.) and an other-than-temporary impairment loss of $49.2 million on its investment in auction rate securities (See Note E.).

(3)
In the fourth quarter of 2007, Cubist recorded an IPR&D charge of $14.4 million related to the acquisition of Illumigen (See Note D.).

P. SUBSEQUENT EVENTS

Paragraph IV Certification Notice Letter

        On February 9, 2009, the Company received a Paragraph IV Certification Notice Letter from Teva notifying it that Teva had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Teva's notice letter advised the Company that Teva is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689 and RE39,071. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. The Company plans to file a patent infringement lawsuit against Teva in response to the ANDA filing. By statute, if the Company initiates such a lawsuit against Teva within 45 days of receiving the notice letter, then the FDA would be automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SUBSEQUENT EVENTS (Continued)

infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of February 9, 2009, the date the Company was notified of the filing.

Alnylam Collaboration Agreement

        In January 2009, Cubist entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's RNA interference, or RNAi, therapeutics as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which is currently in Phase 2 clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies. The agreement with Alnylam is structured as a 50/50 co-development and profit share arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. The development of licensed products in North America will be governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist will have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between Cubist and Alnylam. For the rest of the world, excluding Asia, Cubist will have sole responsibility for any required additional development of licensed products, at the Company's cost, and the sole right to commercialize such products.

        Upon signing the agreement, Cubist made a $20.0 million upfront payment to Alnylam. This payment will be included in research and development expense for the three months ending March 31, 2009. Cubist also has an obligation to make milestone payments to Alnylam if certain specified development and sales events are achieved in the rest of the world, excluding Asia. These development and sales milestones payments could total up to $82.5 million. In addition, if licensed products are successfully developed in the rest of the world, excluding Asia, Cubist will be required to pay Alnylam double digit royalties on net sales of such products in such territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, Alnylam will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license with development and sales milestones payments to be paid by Cubist to Alnylam which could total up to an aggregate of $130.0 million if certain specified development and sales events are achieved in North America and depending upon the timing of the conversion by Alnylam and the regulatory status of a collaboration product at the time of conversion. If Alnylam makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the existing royalty territory (i.e. the rest of the world, excluding Asia). Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country and licensed-product-by-licensed-product basis: (a) with respect to the royalty territory, upon the latest to occur of: (i) the expiration of the last-to-expire Alnylam patent covering a licensed product, (ii) the expiration of the "regulatory-based exclusivity period" (as defined in the agreement), and (iii) ten years from first commercial sale in such country of such licensed product by Cubist or its affiliates or sublicensees; and (b) with respect to North America, if Alnylam has not converted North America into the royalty territory, upon the termination of the agreement by Cubist upon specified prior written notice.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        PricewaterhouseCoopers LLP, our independent registered public accounting firm, which audited our financial statements for the fiscal year ended December 31, 2008, has issued an attestation report on our internal control over financial reporting, as stated in its report which is included herein.

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information with respect to our executive officers and directors may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. Other information required by Item 10 of Form 10-K may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2009. Such information is incorporated herein by reference.

        Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com and in our filings with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2009. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2009. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2009. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2009. Such information is incorporated herein by reference.

 PART I.V.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
Documents Filed As Part Of Form 10-K:

1.     Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2008 and 2007

  •
  Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

  •
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

  •
  Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Sales Returns & Allowances, Chargebacks, Prompt Pay Discounts, Wholesaler Fees and Rebates(1)
Year Ended December 31, 2008	$4,484	22,694	(20,846)	$6,332
Year Ended December 31, 2007	$3,418	14,055	(12,989)	$4,484
Year Ended December 31, 2006	$1,554	9,140	(7,276)	$3,418

(1)
Additions to sales returns and allowances, chargebacks, prompt pay discounts, wholesaler fees and rebates are recorded as a reduction of revenue.

3.     List of Exhibits

†2.1	Agreement and Plan of Merger, entered into as of December 24, 2007, by and between Cubist, Edison Merger Corp., Illumigen Biosciences, Inc., and IB Securityholders, LLC (Exhibit 10.37, Cubist's Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
3.3	Amended and Restated By-Laws of Cubist, as amended to date (Exhibit 3.1, Current Report on Form 8-K filed on December 26, 2007, File No. 000-21379)
4.1	Specimen certificate for shares of Common Stock (Exhibit 4.1, Annual Report on Form 10-K filed on March 1, 2006, File No. 000-21379)
4.2	Rights Agreement, dated as of July 21, 1999, between Cubist and BankBoston, N.A., as Rights Agent (Exhibit 4.1, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
4.3	First Amendment, dated as of March 3, 2000, to the Rights Agreement between Cubist and Fleet National Bank (f/k/a BankBoston, N.A.), as Rights Agent, dated as of July 21, 1999 (Exhibit 4.2, Current Report on Form 8-K filed on August, 5, 2005, File No. 000-21379)
4.4	Amendment, dated as of March 20, 2002, to the Rights Agreement between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent, dated as of July 21, 1999 (Exhibit 4.3, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
4.5	Third Amendment, dated as of August 2, 2005, to the Rights Agreement between Cubist and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank f/k/a BankBoston, N.A.), as Rights Agent, dated as of July 21, 1999 (Exhibit 4.4, Current Report on Form 8-K filed on August 5, 2005, File No. 000-21379)
4.6	Indenture, dated as of June 6, 2006, between Cubist and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1, Current Report on Form 8-K filed on June 9, 2006, File No. 000-21379)
4.7	Note, dated June 6, 2006 (Exhibit 4.7, Annual Report on Form 10-K filed on March 1, 2007, File No. 000-21379)
**10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.6, Pre-effective Amendment No. 1 to Form S-1 Registration Statement filed on July 31, 1996, File No. 333-6795)
**10.2	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 12, 1998, File No. 000-21379)
**10.3	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
**10.4	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
†10.5	Development and Supply Agreement, dated April 3, 2000, by and between Cubist and Abbott Laboratories (currently known as Hospira Worldwide, Inc., or Hospira) (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)

†10.6	Assignment and License Agreement, dated October 6, 2000, by and between Eli Lilly & Company, or Eli Lilly, and Cubist
**10.7	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.8	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.9	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
†10.10	Manufacturing and Supply Agreement, entered into as of September 30, 2001, by and between ACS Dobfar S.p.A., or ACS, and Cubist (Exhibit 10.63, Annual Report on Form 10-K filed on March 29, 2002, File No. 000-21379)
**10.11	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K filed on March 29, 2002, File No. 000-21379)
10.12	First Amendment, dated as of May 8, 2002, to the Manufacturing and Supply Agreement by and between ACS and Cubist, entered into as of September 30, 2001
†10.13	Amendment No. 2, dated as of February 12, 2003, to the Manufacturing and Supply Agreement by and between ACS and Cubist, entered into as of September 30, 2001 (Exhibit 10.67, Annual Report on Form 10-K filed on March 28, 2003, File No. 000-21379)
10.14	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K filed on March 28, 2003, File No. 000-21379)
10.15	Amendment No. 1, dated July 1, 2003, to the Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 14, 2003, File No. 000-21379)
†10.16	License Agreement, dated as of October 2, 2003, by and between Cubist, Chiron Healthcare Ireland Ltd. (predecessor-in-interest to Chiron Blood Testing (Bermuda) Ltd., or Chiron, a subsidiary of Novartis AG), and Chiron Corporation (currently known as Novartis Vaccines & Diagnostics, Inc., or Novartis Vaccines, a subsidiary of Novartis AG)
10.17	Lease, dated January 2004, between the California State Teachers' Retirement System, or CALSTERS, and Cubist regarding 45-55 Hayden Avenue (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-21379)
†10.18	Amendment #1, dated April 1, 2004, to the License Agreement by and between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
†10.19	Processing Services Agreement, entered into as of August 11, 2004, by and between Cardinal Health PTS, LLC (predecessor-in-interest to Oso Biopharmaceuticals Manufacturing, LLC, or Oso) and Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.20	Amendment No. 2, dated March 31, 2005, to the Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 5, 2005, File No. 000-21379)
10.21	First Amendment, dated May 1, 2005, to the Processing Services Agreement by and between Oso and Cubist, entered into as of August 11, 2004

10.22	First Amendment, dated September 29, 2005, to Lease by and between Cubist and The Realty Associates Fund VI, L.P., or RA, successor-in-interest to CALSTERS, dated January 2004 (Exhibit 10.7, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
†10.23	Amendment No. 3, dated as of October 20, 2005, to the Manufacturing and Supply Agreement by and between ACS and Cubist, entered into as of September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.24	Second Amendment, entered into as of November 18, 2005, to Lease by and between RA and Cubist, dated January 2004 (Exhibit 10.25, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
†10.25	First Amendment, dated as of June 1, 2006, to Development and Supply Agreement by and between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.26	Amendment No. 4, dated as of September 22, 2006, to the Manufacturing and Supply Agreement by and between ACS and Cubist, entered into as of September 30, 2001
10.27	Amendment #2, dated January 1, 2007, to the License Agreement by and between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003
†10.28	Amendment No. 2, dated April 18, 2007, to the Processing Services Agreement by and between Oso and Cubist, entered into as of August 11, 2004 (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
**10.29	Amended and Restated 1997 Employee Stock Purchase Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 26, 2007, File No. 000-21379)
10.30	Third Amendment, entered into as of June 28, 2007, to Lease by and between RA and Cubist, dated January 2004 (Exhibit 10.4, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
**10.31	Retention Letter, dated October 9, 2007, by and between Cubist and Michael J. Bonney (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 2, 2007, File No. 000-21379)
**10.32	Form of Retention Letter by and between Cubist and Steven C. Gilman, Lindon M. Fellows, David W.J. McGirr, and Robert J. Perez
10.33	Fourth Amendment, entered into as of October 25, 2007, to Lease by and between RA and Cubist, dated January 2004 (Exhibit 10.34, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
10.34	Fifth Amendment, entered into as of December 18, 2007, to Lease by and between RA and Cubist, dated January 2004 (Exhibit 10.36, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
†10.35	License and Collaboration Agreement, dated April 23, 2008, by and between Dyax Corp. and Cubist (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 4, 2008, File No. 000-21379)
**10.36	Separation Agreement and Release, dated May 7, 2008, by and between Cubist and Christopher D. T. Guiffre (Exhibit 10.4, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)
**10.37	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)

**10.38	Amended and Restated 2002 Directors' Equity Incentive Plan (Exhibit 10.2, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)
†10.39	Second Amendment, dated June 26, 2008, to Development and Supply Agreement by and between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 4, 2008, File No. 000-21379)
†10.40	Commercial Services Agreement, entered into as of July 1, 2008, by and between AstraZeneca Pharmaceuticals LP and Cubist (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 10, 2008, File No. 000-21379)
10.41	Sixth Amendment, entered into as of July 31, 2008, to Lease by and between RA and Cubist, dated January 2004
**10.42	Offer Letter, dated November 12, 2008, by and between Cubist and Santosh J. Vetticaden
10.43	Seventh Amendment, entered into as of November 18, 2008, to Lease by and between RA and Cubist, dated January 2004
10.44	Eighth Amendment, entered into as of November 18, 2008, to Lease by and between RA and Cubist, dated January 2004
10.45	Ninth Amendment, entered into as of December 19, 2008, to Lease by and between RA and Cubist, dated January 2004
10.46	Loan and Security Agreement, dated December 29, 2008 (Exhibit 10.1, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
10.47	Revolving Credit Note, dated December 29, 2008 (Exhibit 10.2, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
**10.48	Short Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on February 18, 2009, File No. 000-21379)
**10.49	Form of Restricted Stock Unit Agreement for awards under Cubist's Amended and Restated 2000 Equity Incentive Plan
**10.50	Director Compensation Summary Sheet
14.1	Code of Conduct and Ethics
21.1	Subsidiaries of Cubist
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Houlihan Smith & Company Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009
/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 27, 2009
/s/ MARK H. CORRIGAN Mark H. Corrigan	Director	February 27, 2009
/s/ SYLVIE GRÉGOIRE Sylvie Grégoire	Director	February 27, 2009
/s/ NANCY J. HUTSON Nancy J. Hutson	Director	February 27, 2009
/s/ DAVID W. MARTIN, JR. David W. Martin, Jr.	Director	February 27, 2009

Signature	Title	Date

/s/ WALTER R. MAUPAY, JR. Walter R. Maupay, Jr.	Director	February 27, 2009
/s/ MARTIN ROSENBERG Martin Rosenberg	Director	February 27, 2009
/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	February 27, 2009
/s/ MARTIN H. SOETERS Martin H. Soeters	Director	February 27, 2009
/s/ MICHAEL B. WOOD Michael B. Wood	Director	February 27, 2009