Form 10-Q
period 2009-03-31
CUBIST PHARMACEUTICALS INC
filed 2009-05-01
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 27, 2009: 57,629,157.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2009

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$396,962	$409,023
Accounts receivable, net	44,980	43,162
Inventory	23,318	21,958
Current deferred tax assets, net	46,577	46,577
Prepaid expenses and other current assets	10,829	12,456
Total current assets	522,666	533,176
Property and equipment, net	67,880	66,819
Intangible assets, net	18,986	19,720
Long-term investments	8,922	8,922
Deferred tax assets, net	52,335	55,670
Other assets	4,563	4,834
Total assets	$675,352	$689,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,856	$11,575
Accrued liabilities	41,286	68,009
Short-term deferred revenue	1,930	1,896
Total current liabilities	52,072	81,480
Long-term deferred revenue, net of short-term portion	19,260	19,444
Other long-term liabilities	3,684	3,696
Long-term debt, net	235,389	232,194
Total liabilities	310,405	336,814
Commitments and contingencies (Notes C, F, and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 57,553,307 and 57,430,200 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	58	57
Additional paid-in capital	684,483	679,640
Accumulated deficit	(319,594)	(327,370)
Total stockholders’ equity	364,947	352,327
Total liabilities and stockholders’ equity	$675,352	$689,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
		(As adjusted)
Revenues:
U.S. product revenues, net	$112,419	$86,058
International product revenues	2,206	1,804
Service revenues	6,050	—
Other revenues	435	423
Total revenues, net	121,110	88,285

Costs and expenses:
Cost of product revenues	24,374	20,000
Research and development	50,542	22,364
Sales and marketing	19,480	19,983
General and administrative	10,927	11,433
Total costs and expenses	105,323	73,780

Operating income	15,787	14,505

Other income (expense):
Interest income	1,074	3,307
Interest expense	(5,108)	(6,172)
Other income (expense)	2	(1,318)
Total other income (expense), net	(4,032)	(4,183)

Income before income taxes	11,755	10,322

Provision for income taxes	3,979	606

Net income	$7,776	$9,716

Basic net income per common share	$0.14	$0.17
Diluted net income per common share	$0.13	$0.17

Shares used in calculating:
Basic net income per common share	57,530,885	56,220,709
Diluted net income per common share	58,458,860	57,614,158

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net income	$7,776	$9,716
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of assets and liabilities acquired:
Loss on write-off of property	—	2,323
Loss on debt repurchase (including debt issuance costs write-off)	—	2,294
Amortization of debt discount	3,195	3,351
Amortization of debt issuance costs (excluding write-off relating to debt repurchase)	225	237
Depreciation and amortization	2,926	2,049
Stock-based compensation	3,010	2,764
Charge for company 401(k) common stock match	1,169	485
Deferred income tax provision	3,335	—
Other non-cash	—	51
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,818)	(6,092)
Inventory	(1,350)	1,764
Prepaid expenses and other current assets	3,627	1,500
Other assets	46	(85)
Accounts payable and accrued liabilities	(30,818)	(17,860)
Deferred revenue	(150)	317
Other long-term liabilities	(12)	752
Total adjustments	(16,615)	(6,150)
Net cash (used in) provided by operating activities	(8,839)	3,566

Cash flows from investing activities:
Acquisition of Illumigen, net of cash acquired	—	(10,191)
Purchases of investments	(2,000)	—
Purchases of property and equipment	(2,458)	(2,703)
Net cash used in investing activities	(4,458)	(12,894)

Cash flows from financing activities:
Issuance of common stock, net	1,236	952
Repurchase of convertible subordinated debt	—	(46,845)
Net cash provided by (used in) financing activities	1,236	(45,893)

Net decrease in cash and cash equivalents	(12,061)	(55,221)
Effect of changes in foreign exchange rates on cash balances	—	(47)
Cash and cash equivalents at beginning of year	409,023	354,785
Cash and cash equivalents at end of year	$396,962	$299,517

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accrued expenses	$795	$2,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2009.

The year-end condensed balance sheet data was derived from audited financial statements, as adjusted in connection with the adoption of the Financial Accounting Standards Board, or the FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” on January 1, 2009, discussed further in Note F., “Debt,” but does not include all disclosures required by GAAP.

B.            ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of inventories, investments, long-lived assets, accrued clinical research costs, income taxes, stock-based compensation, product rebate and return accruals, as well as in estimates used in revenue recognition. Actual results could differ from estimated results.

Investments

Investments consist of auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. Investments are accounted for and reviewed for impairment in accordance with Statement of Financial Accounting, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and related guidance issued by the FASB and the SEC. Investments are considered available-for-sale as of March 31, 2009, and December 31, 2008, and are carried at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, unless determined to be other-than-temporary. Realized gains and losses, dividends and interest income, including amortization of any premium or discount arising at purchase, and declines in value judged to be other-than-temporary are included in other income (expense). Given the repeated failure of auctions for the auction rate securities, these investments are no longer considered liquid and have been classified as long-term investments as of March 31, 2009, and December 31, 2008. More information can be found in Note D., “Investments”.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments may consist of certificates of deposit, commercial paper, corporate bonds, U.S. Government securities, government agency securities, money market funds and auction rate securities. The Company’s cash, cash equivalents and investments are held primarily with four financial institutions in the U.S.

Cubist’s trade receivables as of March 31, 2009, and December 31, 2008, primarily represent amounts due to the Company from wholesalers, including Cardinal Health, Inc., Amerisource Bergen Drug Corporation and McKesson Corporation, and the Company’s international collaborators for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its customers and generally does not require collateral. For the three months ended March 31, 2009, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding remained consistent with December 31, 2008.

	Percentage of total accounts receivable balance as of
Customer:	March 31, 2009	December 31, 2008

Cardinal Health, Inc.	30%	24%
Amerisource Bergen Drug Corporation	30%	27%
McKesson Corporation	20%	22%

	Percentage of total revenues for the three months ended
	March 31, 2009	March 31, 2008

Cardinal Health, Inc.	28%	31%
Amerisource Bergen Drug Corporation	27%	29%
McKesson Corporation	19%	21%

Revenue Recognition

Cubist recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. Principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by Cubist’s international distribution partners, license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies, and service revenues derived from Cubist’s agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, for the promotion and support of MERREM® I.V. (meropenem for injection) in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $1.6 million and $1.4 million at March 31, 2009, and December 31, 2008, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $4.9 million at both March 31, 2009, and December 31, 2008. In the three months ended March 31, 2009 and 2008, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $8.5 million and $6.0 million, respectively. The increase in the amount of the provisions that were offset against product revenues is primarily due to increases in chargebacks and pricing discounts resulting from increased U.S. sales of CUBICIN.

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

Service Revenues

Cubist promotes and provides other support for MERREM I.V. in the U.S. under the Company’s Commercial Services Agreement with AstraZeneca. AstraZeneca provides marketing and commercial support for MERREM I.V. The Company recognizes the revenues from this agreement as service revenues. The agreement establishes a baseline annual payment to Cubist of $20.0 million to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. Cubist recognizes revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that it can receive under the agreement. The amount of revenue recognized is assessed at the end of each quarterly period to reflect actual performance against the annual baseline sales amount. Cubist also earns a percentage of the gross profit earned by AstraZeneca on annual sales exceeding the annual baseline sales amount. The revenue for any such sales over the baseline amount will be recognized upon Cubist’s receipt of an annual report from AstraZeneca, which is expected to be received annually one quarter in arrears. Service revenues from MERREM I.V. of $6.1 million for the three months ended March 31, 2009, is comprised of $1.5 million of revenue related to the estimated minimum annual payment amount that the Company can receive under the agreement with AstraZeneca, as well as a $4.6 million payment reflecting the percentage of gross profit that Cubist received during the three months ended March 31, 2009, for sales exceeding the 2008 annual baseline sales amount.

Other Revenues

Other revenue includes revenue related to upfront license payments, license fees and milestone payments received through Cubist’s license, collaboration and commercialization agreements. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21.

License Revenues

Non-refundable license fees are recognized depending on the provisions of each agreement. The Company recognizes non-refundable up-front license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered. The Company’s assessment of its obligations and related performance periods requires significant management judgment. If an agreement contains product development services, the relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of product development quarterly.

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

Basic and Diluted Net Income Per Share

Basic net income per common share has been computed by dividing basic net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense and the exercise of stock options, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	March 31,
	2009	2008

Net income, basic	$7,776	$9,716

Effect of dilutive securities	—	—

Net income, diluted	$7,776	$9,716

Shares used in calculating basic net income per common share	57,530,885	56,220,709

Effect of dilutive securities:
Options to purchase shares of common stock	927,975	1,393,449

Shares used in calculating diluted net income per common share	58,458,860	57,614,158

Net income per share, basic	$0.14	$0.17
Net income per share, diluted	$0.13	$0.17

Potential common shares excluded from the calculation of diluted net income per share as their inclusion would have been antidilutive, were:

	March 31,
	2009	2008
Options to purchase shares of common stock	4,200,052	4,269,580
Notes payable convertible into shares of common stock	9,749,430	10,427,962

Comprehensive Income (Loss)

For the three months ended March 31, 2009, total comprehensive income is comprised of only the Company’s net income, as there was no other comprehensive income (loss) during the period. For the three months ended March 31, 2008, total comprehensive loss of $16.8 million is comprised of net income for the period and unrealized losses recognized on available-for-sale marketable securities.

Stock-Based Compensation

The Company records stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” or SFAS 123(R). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods or the derived service period for awards with market conditions. Compensation expense is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. The fair value of each stock-based award is expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. Please refer to Note E., “Employee Stock Benefit Plans,” for additional information.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board, or APB, Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 for the quarter ending June 30, 2009, and is currently assessing the potential disclosure effect of this pronouncement.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to provide additional guidance on the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and FAS 124-2, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If the entity does not intend to sell the debt security, the entity shall consider available evidence to assess whether it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis. If it is not more-likely-than-not that an entity will be required to sell the security prior to recovery of its amortized cost, any impairment recorded in earnings should represent the decline in value associated to ‘credit losses’, while noncredit losses will be recognized within equity as a component of other comprehensive income (loss). FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2 and FAS 124-2 for the quarter ending June 30, 2009, and is currently assessing the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operation or financial condition.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” or SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 157-4 for the quarter ending June 30, 2009, and is currently assessing the impact that the adoption of FSP FAS 157-4 will have on its results of operation or financial condition.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), which is described below. Under FSP FAS 141(R)-1, assets acquired and liabilities assumed in a business combination that arise from contingencies will be recognized at fair value at the acquisition date only if fair value can be determined during the one-year post acquisition measurement period. FSP FAS 141(R)-1 also requires that assets and liabilities arising from contingencies be subsequently measured and accounted for using a systematic and rational basis depending on their nature. FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 will have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon the type and structure of any acquisition that Cubist may make in the future.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7. EITF 08-7 seeks to clarify how to account for defensive intangible assets, or those intangible assets acquired in a business combination that an entity does not intend to actively use but does intend to prevent others from using, subsequent to initial measurement. EITF 08-7 is effective for all intangible assets acquired during the first fiscal year beginning on or after December 15, 2008. The impact of the adoption of EITF 08-7 will be dependent upon the type and structure of any acquisition that Cubist may make in the future.

In December 2007, the FASB issued SFAS 141(R), which is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) will have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon the type and structure of any acquisitions that it may make in the future.

C.            BUSINESS AGREEMENTS

In January 2009, Cubist entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam’s RNA interference, or RNAi, therapeutics as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which is currently in Phase 2 clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies. The agreement with Alnylam is structured as a 50/50 co-development and profit share arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. The development of licensed products in North America is governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist has the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between Cubist and Alnylam. For the rest of the world, excluding Asia, Cubist has sole responsibility for any required additional development of licensed products, at the Company’s cost, and the sole right to commercialize such products.

Upon signing the agreement with Alnylam, Cubist made a $20.0 million upfront payment to Alnylam. This payment is included in research and development expense for the three months ended March 31, 2009. Cubist also has an obligation to make milestone payments to Alnylam if certain specified development and sales events are achieved in the rest of the world, excluding Asia. These development and sales milestones payments could total up to $82.5 million. In addition, if licensed products are successfully developed in the rest of the world, excluding Asia, Cubist will be required to pay Alnylam double digit royalties on net sales of such products in such territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, Alnylam will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license with development and sales milestones payments to be paid by Cubist to Alnylam which could total up to an aggregate of $130.0 million if certain specified development and sales events are achieved in North America and depending upon the timing of the conversion by Alnylam and the regulatory status of a collaboration product at the time of conversion. If Alnylam makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the existing royalty territory (i.e. the rest of the world, excluding Asia). Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country and licensed-product-by-licensed-product basis: (a) with respect to the royalty territory, upon the latest to occur of: (i) the expiration of the last-to-expire Alnylam patent covering a licensed product, (ii) the expiration of the “regulatory-based exclusivity period” (as defined in the agreement), and (iii) ten years from first commercial sale in such country of such licensed product by Cubist or its affiliates or sublicensees; and (b) with respect to North America, if Alnylam has not converted North America into the royalty territory, upon the termination of the agreement by Cubist upon specified prior written notice.

In December 2008, Cubist entered into a collaboration agreement with Forma Therapeutics, Inc., or Forma, to provide funding for the research and development of novel compounds using Forma’s proprietary technology. Cubist will have the exclusive rights to further research, develop, and commercialize products using compounds resulting from the collaboration for the treatment of human disease. Under the terms of the agreement, Cubist paid Forma a $1.0 million technology access fee in December 2008. Cubist will also provide Forma with research funding payments totaling $3.0 million annually for 2009 and 2010 with an option to have Forma continue research in 2011 in exchange for additional funding. Upon the achievement of future events stipulated in the agreement, Cubist may incur compound fees of up to $2.0 million and may be required to make milestone payments of up to $13.4 million per program for up to four programs progressed by Cubist. Pursuant to the agreement, in January 2009, Cubist purchased a $2.0 million convertible note with an interest rate of 5% per year. This note is carried at cost and is included in other current assets on the condensed consolidated balance sheet as of March 31, 2009. The note is convertible into an equity investment in Forma on or before December 21, 2009.

D.            INVESTMENTS

Investments consist of auction rate securities, which are private placement, synthetic collateralized debt obligations of $58.1 million in original cost. While the underlying securities of auction rate securities may have contractual maturities of approximately nine years, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities, all of which mature in 2017, are classified as long-term investments as of March 31, 2009, and December 31, 2008, as they are no longer considered liquid. These securities are classified as available-for-sale and are carried at fair value. As of March 31, 2009, and December 31, 2008, the Company estimated the fair value of the auction rate securities to be $8.9 million, as discussed further in the “Fair Value Measurements” section below.

Consistent with the Company’s investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. During the first quarter of 2009, one of the five auction rate securities the Company holds was downgraded by Standard & Poor’s twice, to BBB, and another security experienced a downgrade in April 2009 to BB+. As a result, the Standard & Poor’s credit ratings for all five of the auction rate securities the Company holds now range from BBB+ to BB+.  Fitch Ratings did not change the ratings for any of the auction rate securities during the first quarter of 2009, but subsequently downgraded four of the auction rate securities in May 2009, and the lowest of the five ratings is now at B, below investment grade. The underlying risk components of the auction rate securities include pools of credit default swaps, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to CC. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities as of March 31, 2009.

Fair Value Measurements

Cubist applied the provisions of SFAS 157 to its financial assets and financial liabilities on January 1, 2008. In accordance with the FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2, Cubist deferred the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more recurring basis, until January 1, 2009. The adoption of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities did not have a material impact on its results of operation or financial condition for the period ending March 31, 2009. SFAS 157 was considered in the Company’s valuation of its securities, including its auction rate securities, as discussed below.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs— Quoted prices for identical instruments in active markets.

Level 2 Inputs— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs— Instruments with primarily unobservable value drivers.

The fair values of the Company’s financial assets carried at fair value as of March 31, 2009, and December 31, 2008, are classified in the table below in one of the three categories described above:

	March 31, 2009
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$320,119	$—	$—	$320,119
Auction rate securities	—	—	8,922	8,922
Total assets	$320,119	$—	$8,922	$329,041

	December 31, 2008
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$334,522	$—	$—	$334,522
Auction rate securities	—	—	8,922	8,922
Total assets	$334,522	$—	$8,922	$343,444

Due to the fact that there is no active market for the Company’s auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates. Given the complex structure of the auction rate securities, the Company engaged Houlihan Smith & Company Inc., or Houlihan Smith, to assist it with its valuation. The Company used both the third party valuation model from Houlihan Smith and market bids received from Deutsche Bank AG, or DB, and Morgan Stanley to establish the fair value for these securities. The Company weighted the valuation equally with the market bid sources when developing the final fair value, given the Company’s conclusion that both the valuation and bids data points have equal relevance in estimating fair value.

The first data point used, Houlihan Smith’s valuation model and their resulting fair value assessment, incorporates the structure of each auction rate security, the 125 entity reference pool of credit default swaps, or CDS, spreads per reference entity, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. This third party valuation considers various components of risk, including market-based bond and CDS pricing and a corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. Cubist validated the underlying assumptions used in the model, including but not limited to bond default rates, bond recovery rates, credit ratings, cash flow streams, and discount rates. The model incorporates market data and CDS prices as of March 31, 2009. The Houlihan Smith valuation model includes the following ranges for key assumptions as of March 31, 2009: credit default swap spreads of 44 to 6781 basis points and recovery rates on the auction rate securities between 20% and 30%.

The second data point used to calculate fair value are actual market bids from DB and Morgan Stanley. The Company has no specific details regarding any auction rate securities being traded at these prices, but considers the indicative bids received from DB and Morgan Stanley as a relevant data point, given their role as brokers trading these types of securities.

The Company will continue to monitor the securities and the financial markets, and if there is deterioration of the fair value of these securities, it could result in additional other-than-temporary impairment charges. Any recovery of the fair value would not be recognized in the Company’s financial statements until the gain is realized upon sale of the securities.

E.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock Option Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 1993 Stock Option Plan, options were generally granted to employees, directors, officers or consultants at fair market value on the grant date, vested ratably over a four-year period and expired ten years from the grant date. There are no shares available for future grant under this plan as it expired in accordance with its terms in 2003.

Under the Cubist Amended and Restated 2000 Equity Incentive Stock Option Plan, 13,535,764 shares of common stock may be issued to employees, officers or consultants in the form of stock options, restricted stock awards, restricted stock units and stock grants. Options under this plan are granted with exercise prices no less than the fair market value on the grant date, vest ratably over a four-year period and expire ten years from the grant date. At March 31, 2009, there were 4,434,024 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 975,000 shares of common stock may be issued to members of the Company’s Board of Directors in the form of stock options, restricted stock awards and stock grants. Options under this plan are granted with exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At March 31, 2009, there were 353,750 shares available for future grant under this plan.

Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock at pre-determined six-month intervals at 85% of the lower of the fair market value at the beginning or end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee’s annual compensation, subject to certain limitations. The current plan allows for the issuance of 750,000 shares of common stock to eligible employees. At March 31, 2009, there were 223,865 shares available for future sale to employees under this plan.

Summary of  SFAS 123(R) Expense

The effect of recording stock-based compensation in the condensed consolidated statement of operations for the three-month periods ended March 31, 2009 and 2008, was as follows:

	Three months ended
	March 31,
	2009	2008
	(in thousands)

Stock-based compensation expense allocation:
Cost of product revenues	$69	$82
Research and development	963	771
Sales and marketing	926	917
General and administration	1,052	994
Total stock-based compensation	$3,010	$2,764

Valuation Assumptions

The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	Three months ended
	March 31,
	2009	2008
Stock option plans:
Expected stock price volatility	49%	43%
Risk free interest rate	1.7%	2.8%
Dividend yield	—	—
Expected life	4 years	4 years
Stock purchase plan:
Expected stock price volatility	45%	30%
Risk free interest rate	1.7%	3.3%
Dividend yield	—	—
Expected life	6 months	6 months

General Option Information

A summary of option activity for the three months ended March 31, 2009, is as follows:

		Weighted
		Average Exercise
	Number	Price

Outstanding at beginning of period	7,959,482	$18.57
Granted	362,800	$19.61
Exercised	(55,358)	$10.14
Canceled	(51,883)	$20.60
Outstanding at end of period	8,215,041	$18.66

Options vested and exercisable as of March 31, 2009	5,053,204	$17.94

Weighted average grant-date fair value of options granted during the period		$8.14

F.              DEBT

2.25% Notes

Cubist’s outstanding debt at March 31, 2009, consisted of $300.0 million aggregate principal amount of the 2.25% convertible subordinated notes, or the 2.25% Notes. In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. As of March 31, 2009, the “if converted value” does not exceed the principal amount of the 2.25% Notes.

On January 1, 2009, Cubist adopted the provisions of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),”  or FSP APB 14-1, which requires the issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability ($236.4 million as of June 2006, the date of issuance) and equity ($113.6 million as of the date of issuance) components in a manner that reflects the issuer’s non-convertible debt borrowing rate of similar debt. The debt discount resulting from this allocation is amortized to the consolidated statement of operations over the expected life of a similar liability without the equity component. The Company determined this expected life of the 2.25% Notes to be equal to the life of the note of seven years, resulting in an amortization period ending June 15, 2013. The equity component, recorded as additional paid-in-capital, was $66.0 million, which represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability, net of deferred taxes of $44.0 million and deferred financing costs reclassified to additional paid-in capital of $3.6 million, as of the date of issuance.

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes at an average price of approximately $93.69 per $100 of debt. Following these repurchases, which were funded out of the Company’s working capital, $300.0 million principal amount of the 2.25% Notes remain outstanding. These repurchases reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.2 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in a net loss of $2.3 million, as calculated pursuant to FSP APB 14-1, and is comprised of a $1.3 million difference between the carrying value of the notes repurchased, net of the debt discount, and the fair value of the $50.0 million principal at the time of repurchase, recorded to other income (expense), plus the write-off of debt issuance costs of $0.8 million, recorded as a non-cash charge to interest expense, and transaction expenses of $0.2 million recorded to general and administrative expense.

The provisions of FSP APB 14-1 were retroactively applied to all periods since the 2.25% Notes were issued in June 2006 and resulted in an adjustment of the following amounts (in thousands, except per share amounts):

	As Previously Reported	Adjustment	As Adjusted

Consolidated Balance Sheet December 31, 2008

Deferred income taxes	$127,792	$(25,545)	$102,247
Other assets	$6,740	$(1,906)	$4,834
Long-term debt	$300,000	$(67,806)	$232,194
Additional paid-in capital	$578,140	$101,500	$679,640
Accumulated deficit	$(266,225)	$(61,145)	$(327,370)

Consolidated Statements of Operations:
Three months ended March 31, 2008

Interest expense	$3,317	$2,855	$6,172
Gross gain (loss) on debt repurchase	$3,343	$(4,655)	$(1,312)
Write-off of deferred financing costs	$1,176	$(382)	$794

Basic net income per common share	$0.31	$(0.14)	$0.17
Diluted net income per common share	$0.26	$(0.09)	$0.17

The adjustment to deferred income taxes as of December 31, 2008, primarily relates to the recognition of a deferred tax liability for the unamortized debt discount.

The table below summarizes the carrying amounts of the liability component of the 2.25% Notes as of March 31, 2009, and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(in thousands)

Total debt outstanding at the end of the period	$300,000	$300,000
Unamortized discount	(64,611)	(67,806)
Net carrying amount of the liability component	$235,389	$232,194

The net carrying value of the equity component of the 2.25% Notes as of March 31, 2009, and December 31, 2008, was $57.5 million, which includes the reduction of additional paid-in capital of $8.5 million related to the repurchase of $50.0 million in original principal amount of the 2.25% Notes.

The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. As of March 31, 2009 and 2008, the effective interest rate on the liability component of the 2.25% Notes was 8.37%. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the condensed consolidated balance sheet and are amortized to interest expense ratably over the life of the 2.25% Notes, whereas the cost associated with the equity component are included in additional paid-in capital and are not amortized. The table below summarizes the interest expense the Company incurred for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
	(in thousands)

Contractual interest coupon payment	$1,688	$1,790
Amortization of discount on debt	3,195	3,351
Amortization of the liability component of the deferred financing costs	225	1,031
Total interest expense	$5,108	$6,172

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of March 31, 2009.

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

H.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2009	2008
	(in thousands)
Accrued incentive compensation	$1,570	$6,854
Accrued bonus	2,273	9,026
Accrued benefit costs	3,783	2,631
Accrued clinical trials	1,648	1,525
Accrued interest	1,969	281
Accrued manufacturing costs	2,926	2,380
Accrued royalty	15,702	34,855
Other accrued costs	11,415	10,457
Total	$41,286	$68,009

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

Inventories consisted of the following at:

	March 31,	December 31,
	2009	2008
	(in thousands)
Raw materials	$10,295	$10,377
Work in process	5,416	5,970
Finished goods	7,607	5,611
	$23,318	$21,958

J.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,	December 31,
	2009	2008
	(in thousands)
Building	$54,471	$54,019
Leasehold improvements	14,277	14,443
Laboratory equipment	19,015	17,741
Furniture and fixtures	1,873	1,873
Computer equipment	15,300	15,143
Construction in progress	3,126	1,590
	108,062	104,809
Less accumulated depreciation and amortization	(40,182)	(37,990)
Property and equipment, net	$67,880	$66,819

Depreciation expense was $2.2 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.

K.            INTANGIBLE ASSETS

Intangible assets consisted of the following at:

		March 31,	December 31,
		2009	2008
		(in thousands)
Patents		$2,627	$2,627
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388
		39,015	39,015
Less:	accumulated amortization — patents	(2,199)	(2,184)
	accumulated amortization — manufacturing rights	(1,771)	(1,667)
	accumulated amortization — acquired technology rights	(10,682)	(10,068)
	accumulated amortization — intellectual property	(5,377)	(5,376)
Intangible assets, net		$18,986	$19,720

Amortization expense was $0.7 million for the three months ended March 31, 2009 and 2008. The estimated aggregate amortization of intangible assets as of March 31, 2009, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2009	$2,203
2010	2,937
2011	2,521
2012	2,521
2013	2,521
2014 and thereafter	6,283
$18,986

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

M.          INCOME TAXES

For the three months ended March 31, 2009, the Company recorded a tax provision of $4.0 million on income before tax of $11.8 million, resulting in an effective income tax rate of 33.85%. The difference between the effective tax rate of 33.85% and the U.S. federal statutory income tax rate of 35% was due mainly to the impact of federal and state R&D credits and state income taxes. For the three months ended March 31, 2008, the Company recorded an effective tax rate of 5.87%, as adjusted pursuant to the adoption of FSP APB 14-1 discussed in Note F., “Debt”. The effective tax rate for the three months ended March 31, 2008, related to federal alternative minimum tax expense and state tax expense.

Through the third quarter of 2008, the Company maintained a full valuation allowance on its deferred tax assets. As of December 31, 2008, after finalizing the 2009 forecast, the Company concluded that its projections supported taxable income for the foreseeable future, and therefore, the Company reversed its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might be required to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements.

N.            LEGAL PROCEEDINGS

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying Cubist that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents are listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. Any final unappealable adverse result in the litigation will likely have a material adverse effect on our results of operation and financial condition.

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

Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•                  our expectations regarding our financial performance, including revenues, expenses, gross margins, capital expenditures and income taxes;

•                  our expectations regarding the commercialization of CUBICIN® (daptomycin for injection);

•                  our expectations regarding the strength of our intellectual property portfolio protecting CUBICIN and our patent infringement lawsuit against Teva and its affiliates in connection with the February 9, 2009, notification to us by Teva that it has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

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

•                  our future capital requirements, capital expenditures and our ability to finance our operations, debt obligations and capital requirements;

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

•                  an adverse result in the litigation that we filed against Teva to defend and/or assert our patents in connection with Teva’s February 2009 notification to us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN and the expense and management distraction associated with the litigation;

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

•                  our dependence upon collaborations and alliances, particularly our ability to work effectively with our partners and our partners’ ability to meet their obligations and perform effectively under our agreements;

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, our performance during the three months ended March 31, 2009, our strategic initiatives and certain key risks that could cause our actual results to differ materially from the results that we expect.

•                  Results of Operations: This section provides a review of our results of operations for the three months ended March 31, 2009 and 2008.

•                  Liquidity and Capital Resources: This section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•                  Legal Proceedings:  This section provides a summary of our material legal proceedings that are outside our normal course of business.

•                  Business Agreements:  This section describes our commitment to make potential future milestone payments to third parties as part of our various business agreements.

•                  Critical Accounting Policies and Estimates: This section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements, as well as recently issued accounting pronouncements that we have not yet adopted.

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products are used primarily in hospitals but also may be used in acute care settings including home-infusion and hospital outpatient clinics.

We had a total of $405.9 million in cash and cash equivalents and long-term investments as of March 31, 2009, as compared to $417.9 million in cash and cash equivalents and long-term investments as of December 31, 2008. Our net income for the three months ended March 31, 2009, was $7.8 million, or $0.14 and $0.13 per basic and diluted share, respectively. Our net income for the three months ended March 31, 2008, was $9.7 million, or $0.17 per basic and diluted share. As of March 31, 2009, we had an accumulated deficit of $319.6 million.

CUBICIN. We derive substantially all of our revenues from CUBICIN, which we developed and launched in the U.S. in November 2003, and currently commercialize on our own in the U.S. CUBICIN is currently the only marketed once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

Our net product revenues from worldwide product sales of CUBICIN for the three months ended March 31, 2009, were $114.6 million, as compared to $87.9 million for the three months ended March 31, 2008. We expect both net product sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large and growing market, and price increases we and our international partners may implement. Future sales of CUBICIN are, to a large extent, dependent upon our ability to compete successfully with the products of current and future competitors, our ability to secure sufficient quantities of CUBICIN to meet demand and our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN.

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents are listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

MERREM I.V. In July 2008, we entered into an exclusive agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote and provide other support in the U.S. for MERREM I.V., an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, we will promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. We recognize revenues from this agreement as service revenues. The agreement establishes a baseline annual payment by AstraZeneca to us of $20.0 million (which was prorated for 2008), to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. We recognize revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the agreement with AstraZeneca. We assess the amount of revenue we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount. We are also entitled to earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. We will recognize the revenue for any such sales over the baseline amount in the quarter in which AstraZeneca provides us with its annual sales report, which is expected to be received annually one quarter in arrears. Our service revenues from MERREM I.V. for the three months ended March 31, 2009, were $6.1 million. This amount is comprised of $1.5 million of revenue related to the estimated minimum annual payment amount that we can receive under the agreement, as well as a $4.6 million payment reflecting the percentage of gross profit that we received during the three months ended March 31, 2009, for sales exceeding the 2008 annual baseline sales amount.

Product Pipeline. We are building a pipeline of acute care therapies through licensing and collaboration agreements as well as by progressing into clinical development compounds that we have developed internally.

In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization of the I.V. formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. We initially are studying ecallantide as a potential treatment for the prevention of blood loss during on-pump cardiothoracic surgery, or CTS, which includes coronary artery bypass graft, or CABG, and heart valve and replacement procedures. We recently began a Phase 2 dose-ranging trial, which we have named CONSERV™ 1, assessing three different doses of ecallantide in CTS patients at relatively low risk of bleeding. We also expect to soon begin a Phase 2 trial, CONSERV 2, assessing a high dose of ecallantide in CTS patients undergoing procedures associated with a higher risk of bleeding.

In January 2009, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam’s RNA interference, or RNAi, inhibitors as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which is currently in Phase 2 clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies.

In December 2008, we submitted an Investigational New Drug Application, or IND, with the FDA for each of the following two drug candidates: CB-182,804, in development as I.V. antibiotic therapy for multi-drug-resistant, or MDR, Gram-negative infections; and CB-183,315, in development as oral antibiotic therapy for Clostridium difficile associated diarrhea, or CDAD. An IND is the filing stage preparatory to clinical trials. Following appropriate FDA review procedures, we began dosing humans in Phase 1 clinical trials with CB-182,804 and CB-183,315 in February 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenues

The following table sets forth revenues for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008	% Change
	(in millions)
U.S. product revenues, net	$112.4	$86.1	31%
International product revenues	2.2	1.8	22%
Service revenues	6.1	—	N/A
Other revenues	0.4	0.4	3%
Total revenues, net	$121.1	$88.3	37%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $114.6 million in the three months ended March 31, 2009, and $87.9 million in the three months ended March 31, 2008, an increase of $26.8 million, or 30%. The increase in net product revenues is primarily due to an increase in U.S. gross product revenues, partially offset by an increase in allowances and reserves against product revenues. Gross U.S. revenues from sales of CUBICIN totaled $120.9 million and $92.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase in gross U.S. revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $20.6 million, as well as a 7.0% price increase for CUBICIN in October 2008, which resulted in $8.2 million of additional gross U.S. revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $8.5 million and $6.0 million, for the three months ended March 31, 2009 and 2008, respectively, an increase of $2.5 million or 40%. The increase in allowances against gross product revenue was primarily driven by increases in chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, as well as the price increases described above. International product revenues of $2.2 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis AG, our EU partner for CUBICIN.

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

Service Revenues

Service revenues for the three months ended March 31, 2009, were $6.1 million versus zero for the three months ended March 31, 2008. Service revenues relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. We began promoting MERREM I.V. in the third quarter of 2008. Our agreement with AstraZeneca establishes a baseline annual payment to us of $20.0 million, to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. We assess the amount of revenue that we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount. We also earn a percentage of the gross profit earned by AstraZeneca on sales exceeding the annual baseline sales amount. The payment for any such sales over the baseline amount will be recorded in the quarter in which AstraZeneca provides us with its annual sales report. Service revenues from MERREM I.V. of $6.1 million for the three months ended March 31, 2009, is comprised of $1.5 million of revenue related to the estimated minimum annual payment amount that we can receive under our agreement with AstraZeneca, as well as a $4.6 million payment reflecting the percentage of gross profit that we received during the three months ended March 31, 2009, for sales exceeding the 2008 annual baseline sales amount.

Other Revenues

Other revenues were $0.4 million for the three months ended March 31, 2009 and 2008. Other revenues for these periods consist primarily of the amortization of upfront payments, milestones and deferred product revenues under the TTY BioPharm, AstraZeneca AB and Merck & Co. distribution agreements.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008	% Change
	(in millions)
Cost of product revenues	$24.4	$20.0	22%
Research and development	50.5	22.4	126%
Sales and marketing	19.5	20.0	-3%
General and administrative	10.9	11.4	-4%
Total costs and expenses	$105.3	$73.8	43%

Cost of Product Revenues

Cost of product revenues were $24.4 million and $20.0 million in the three months ended March 31, 2009 and 2008, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly & Company, or Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. To the extent that we incur incremental costs related to service revenues, these amounts would also be included in the cost of product revenues. Our gross margin for the three months ended March 31, 2009, was 79% as compared to 77% for the three months ended March 31, 2008. The increase in our gross margin is primarily related to a 7.0% CUBICIN price increase in the U.S. in October 2008, as well as a higher amount of inventory written off to cost of product revenues in the three months ended March 31, 2008, compared to the three months ended March 31, 2009.

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

Research and Development Expense

Total research and development expense in the three months ended March 31, 2009, was $50.5 million as compared to $22.4 million in the three months ended March 31, 2008, an increase of $28.2 million, or 126%. The increase in research and development expenses was due primarily to (i) an increase of $22.9 million in license and collaboration expenses primarily due to $20.0 million of upfront payments related to the Alnylam license and collaboration agreement which we entered into in January 2009; (ii) an increase of $3.1 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (iii) an increase of $2.2 million in clinical and non-clinical studies due to the higher number of studies that we are conducting; and (iv) an increase of $1.2 million in facilities expense related to additional laboratory space. These increases were offset by a decrease in expense related to a one-time charge in the three months ended March 31, 2008, of $1.8 million due to the write-off of property that was demolished at 65 Hayden Avenue in Lexington, Massachusetts.

We expect our research and development expenses, excluding the impact of the $20.0 million upfront payment made to Alnylam during the three months ended March 31, 2009, to increase in the remainder of 2009. The expected increase is primarily due to increases in expenditures related to: (i) Phase 2 and Phase 4 clinical trials for CUBICIN; (ii) clinical testing of ecallantide, ALN-RSV01, and our Gram-negative and CDAD programs; (iii) pre-clinical testing of the other compounds included in our collaboration agreement with Alnylam and our other internal programs; (iv) regulatory matters; and (v) medical affairs activities.

Sales and Marketing Expense

Sales and marketing expense in the three months ended March 31, 2009, was $19.5 million as compared to $20.0 million in the three months ended March 31, 2008, a decrease of $0.5 million, or 3%. The decrease in sales and marketing expense is primarily related to a decrease of $1.1 million in marketing expense due to a lower number of promotional programs. This decrease was partially offset by an increase of $0.5 million in payroll, benefits, travel, and other employee-related expenses due to an increase in headcount during 2008. We expect our sales and marketing expense in the remainder of 2009 to be similar to our sales and marketing expense in 2008.

General and Administrative Expense

General and administrative expense in the three months ended March 31, 2009, was $10.9 million, as compared $11.4 million in the three months ended March 31, 2008, a decrease of $0.5 million, or 4%. This decrease is primarily due to an additional $1.2 million of facilities expense allocated from general and administrative expense to research and development expense related to additional laboratory space and a one-time charge in the three months ended March 31, 2008, of $0.5 million in expense related to the write-off of property that was demolished at 65 Hayden Avenue in Lexington, Massachusetts. These decreases were partially offset by an increase of $0.5 million in legal costs associated with the patent infringement litigation with Teva and its affiliates and an increase in expense of

$0.5 million due to the expiration of our lease at 24 Emily Street in Cambridge, Massachusetts, in September 2008, which reduced our sublease income.

We expect general and administrative expense in the remainder of 2009 to increase primarily due to (i) the patent infringement litigation with Teva and its affiliates and (ii) an increase in salaries and benefits due to the addition of headcount.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008	% Change
	(in millions)
Interest income	$1.1	$3.3	-68%
Interest expense	(5.1)	(6.2)	-17%
Other income (expense)	—	(1.3)	-100%
Total other income (expense), net	$(4.0)	$(4.2)	-4%

Interest Income

Interest income in the three months ended March 31, 2009, was $1.1 million as compared to $3.3 million in the three months ended March 31, 2008, a decrease of $2.2 million, or 68%. The decrease in interest income is due primarily to a decrease of $2.7 million related to lower rates of return on our investments, offset by a $0.5 million increase related to a higher average cash and cash equivalents balance in 2009 than in 2008.

Interest Expense

Interest expense in the three months ended March 31, 2009, was $5.1 million as compared to $6.2 million in the three months ended March 31, 2008, a decrease of $1.1 million, or 17%. The decrease in interest expense is due to a lower debt balance in the three months ended March 31, 2009, as a result of the repurchase of $50.0 million of our convertible subordinated notes due June 2013, or the 2.25% Notes, in February 2008, offset by the write-off of approximately $0.8 million of debt issuance costs related to the repurchase of the 2.25% Notes. In January 2009, we adopted the provisions of Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. The adoption of FSP APB 14-1 requires us to adjust prior periods as if FSP APB 14-1 had been in effect in prior periods. Interest expense for the three months ended March 31, 2009 and 2008, included $3.2 million and $3.4 million of interest expense relating to the amortization of a debt discount as a result of the application of FSP APB 14-1. The adoption of FSP APB 14-1 is discussed in Note F., “Debt” in the accompanying notes to the condensed consolidated financial statements. The table below summarizes our interest expense for the three months ended March 31, 2009 and 2008, following the adoption of FSP APB 14-1:

	Three months ended March 31,
	2009	2008
	(in millions)

Contractual interest coupon payment	$1.7	$1.8
Amortization of discount on debt	3.2	3.4
Amortization of the liability component of the deferred financing costs	0.2	1.0
Total interest expense	$5.1	$6.2

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2009, was zero, compared to other expense of $1.3 million for the three months ended March 31, 2008. Other expense for the three months ended March 31, 2008, primarily consists of a net loss on the repurchase of the 2.25% Notes in February 2008, as adjusted under FSP APB 14-1.

Provision for Income Taxes

For the three months ended March 31, 2009, we recorded a tax provision of $4.0 million on income before tax of $11.8 million, resulting in an effective income tax rate of 33.85%. The difference between the effective tax rate of 33.85% and the U.S. federal statutory income tax rate of 35% was due mainly to the impact of federal and state research and development credits and state income taxes. For the three months ended March 31, 2008, we recorded a tax provision of 5.87%, as adjusted pursuant to the adoption of FSP APB 14-1 discussed in Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements. The effective tax rate for the three months ended March 31, 2008, related to federal alternative minimum tax expense and state tax expense. The increase in the effective tax rate for March 31, 2009, compared to March 31, 2008, is related to the release of the valuation allowance on our deferred tax assets recorded in the fourth quarter of 2008, which is more fully described in Note M., “Income Taxes,” in the accompanying notes to the condensed consolidated financial statements.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

As of March 31, 2009, we had an accumulated deficit of $319.6 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, investments in other product opportunities and to enforce our intellectual property rights. Our total cash, cash equivalents and long-term investments at March 31, 2009, was $405.9 million as compared to $417.9 million at December 31, 2008. Based on our current business plan, we believe that our available cash, cash equivalents and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be distressed.

Operating Activities

Net cash used in operating activities in the three months ended March 31, 2009, was $8.8 million, as compared to net cash provided by operating activities of $3.6 million in the three months ended March 31, 2008, a decrease of $12.4 million. This decrease results from a $16 million decrease in net income (reflecting the upfront payment of $20.0 million to Alnylam), net of adjustments for non-cash items, and a $10.8 million decrease in net cash provided by working capital, which primarily resulted from:

(i)

An additional $13.0 million used for accounts payable and accrued expenses, primarily as a result of an increase in the amount of bonus and incentive compensation payouts as well as the amount of royalties paid to Eli Lilly on sales of CUBICIN;

(ii)	An additional $3.1 million used for purchases of inventory; offset by
(iii)	A reduction of $4.3 million related to accounts receivable resulting from a greater increase in receivables during 2008 than 2009; and
(iv)	A reduction of $2.1 million related to prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2009 and 2008, was $4.5 million and $12.9 million, respectively. The $8.4 million decrease during the three months ended March 31, 2009, is primarily related to the payment of $10.2 million in the first quarter of 2008 to former shareholders of Illumigen Biosciences, Inc., or Illumigen, which we acquired in December 2007, offset by our $2.0 million investment in Forma Therapeutics, Inc., as discussed in Note C., “Business Agreements,” in the accompanying notes to the condensed consolidated financial statements. Cash used in investing activities in the three months ended March 31, 2009 and 2008, also included cash outflows for purchases of property and equipment. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities

Net cash of $1.2 million was provided by financing activities in the three months ended March 31, 2009, as compared to $45.9 million used in financing activities in the three months ended March 31, 2008, an increase in net cash provided by financing activities of $47.1 million. The $47.1 million increase during the three months ended March 31, 2009, is primarily related to the $46.8 million of cash used to repurchase $50.0 million of our 2.25% Notes that occurred in the first quarter of 2008. Net cash provided by financing activities in the three months ended March 31, 2009 and 2008, also included cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

Long-term Investments

At March 31, 2009, and December 31, 2008, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair market value. Due to repeated failed auctions since August 2007, we no longer consider these securities to be liquid and have therefore classified them as long-term investments as of March 31, 2009, and December 31, 2008. A severe decline in and continued deterioration of the financial markets have impacted the fair value of our auction rate securities. As of March 31, 2009, we estimate the fair value of the auction rate securities to be $8.9 million. Our investment in auction rate securities is the only asset measured using Level 3 inputs as of March 31, 2009, and represents approximately 2.5% of the total financial assets measured at fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” as discussed in Note D., “Investments,” in the accompanying notes to the condensed consolidated financial statements.

The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. We will continue to monitor the securities and the financial markets, and if there is deterioration in the fair value of these securities, it could result in other-than-temporary impairment charges. Any recovery of the fair value would not be recognized in our financial statements until the gain is realized upon sale of the auction rate securities. Additional information can be found in Note D., “Investments,” in the accompanying notes to the condensed consolidated financial statements.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of March 31, 2009.

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

Legal Proceedings

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva notifying Cubist that Teva has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents are listed in the FDA’s Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit.

Business Agreements

We have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. Payments under these agreements typically become due and payable only upon achievement of certain development, regulatory, or commercial milestones. During the three months ended March 31, 2009, we made a $20.0 million upfront payment to Alnylam, which represented the payment due upon signing our collaboration agreement with Alnylam for the development and commercialization of Alnylam’s RNAi therapeutics as potential therapy for the treatment of RSV infection. This payment was included in research and development expense for the three months ended March 31, 2009. Additional information regarding our business agreements can be found in Note C., “Business Agreements,” in the accompanying notes to the condensed consolidated financial statements and in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; inventories; accrued clinical research costs; investments; long-lived assets; income taxes and accounting for stock-based compensation.

As discussed in the notes to the condensed consolidated financial statements, we adopted the provisions of FSP APB 14-1 for our convertible debt on January 1, 2009. Prior periods were adjusted as if FSP APB 14-1 had been in effect in prior periods.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 27, 2009, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2008. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Standards

Refer to Note B., “Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since December 31, 2008. For discussion of our market risk exposure, refer to “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our fixed rate 2.25% Notes are carried at cost, net of a debt discount, on our condensed consolidated balance sheet. As of March 31, 2009, the fair value of the 2.25% Notes was estimated by us to be $240.0 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease approximately $3.6 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the our internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents are listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit.

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

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

As of March 31, 2009, CUBICIN had been approved in a total of 58 countries, including the U.S. and has received an import license in another. Today, CUBICIN is being marketed in 25 of these countries, with an additional 10 new market launches anticipated in 2009, the majority of these being Novartis territories. In the EU, CUBICIN is approved for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. To date, EU sales have grown more slowly than U.S. sales due primarily to lower overall MRSA rates in the hospital and community, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors. We cannot guarantee that our international CUBICIN partners will be successful in launching or marketing CUBICIN in their markets. Moreover, we only receive a portion of the revenues from sales of CUBICIN by our international partners.

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

•                  effects of the economic downturn in the U.S. and around the world, which could lower demand for CUBICIN due to, for example, hospitals’, insurers’ and third party payors’ attempts to minimize costs by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals;

•                  our ability to continue to successfully sell CUBICIN and MERREM I.V. in the U.S. using the same sales force; and

•                  our international partners’ efforts and their success in achieving marketing approval for and selling CUBICIN in their respective territories, particularly Novartis in the EU.

Because our primary source of revenues is sales of CUBICIN, any impediment to the commercial success of CUBICIN would have a significant effect on our business and financial results.

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

The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors with respect to any of our or their pending patent applications for CUBICIN, our other drug candidates, or our research technologies or with respect to any patent applications filed by us in the future. We also cannot be sure that any of our or our licensors’ existing patents or any patents that may be granted to us or our licensors in the future will be commercially useful in protecting CUBICIN, our other drug candidates or our other technology. Of particular concern for a company like ours that is primarily dependent upon one product, CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called “the Orange Book” are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents are listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, will likely cause our stock price to decline. Any final unappealable adverse result in the litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

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

Our trademarks, CUBICIN and Cubist, in the aggregate are considered to be material to our business. These trademarks are covered by registrations or pending applications for registration in the United States Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. We cannot assure you that the trademark protection that we have pursued or will pursue in the future will afford us commercial protection.

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

Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of our API is of significant value, and while in transit, it could be lost or damaged. Moreover, at any time after shipment to the U.S., our API could be lost or damaged as it is stored at our warehouser, Integrated Commercialization Solutions, Inc., or ICS, and moves through our finished product manufacturers. We have taken risk mitigation steps and have purchased insurance to protect against such loss or damage. However, depending on when in this process the API is lost or damaged, we may have limited recourse for recovery against our finished product manufacturers or insurers and could experience significant interruptions with the supply of CUBICIN. As a result, our financial performance could be impacted by any such loss or damage to our CUBICIN API. We are also subject to financial risk from volatile fuel costs due to shipping CUBICIN API to the U.S., as well as shipping of finished product within the U.S. and to our international distribution partners for packaging, labeling and distribution.

We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. Upon any such event in Italy, the supply of CUBICIN API manufactured stored at ACS could be impacted.

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

The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In January 2009, Pfizer and Wyeth announced that Pfizer has agreed to acquire Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form.

In November 2008, an FDA Anti-infective Drug Advisory Committee, or AIDAC, meeting was held to discuss pending NDAs for three antibiotics: telavancin, filed by Theravance, Inc., or Theravance; oritavancin, filed by Targanta Therapeutics Corporation, or Targanta, which in late February 2009, became a wholly-owned subsidiary of The Medicines Company; and iclaprim, filed by Arpida Ltd., or Arpida. The NDAs for each of these agents sought approval for the treatment of cSSSI. The AIDAC voted in favor of approval of telavancin and made recommendations regarding certain safety issues regarding telavancin. In late January 2009, Theravance submitted an NDA for telavancin as a potential therapy for hospital-acquired pneumonia, or HAP, based on the positive results of the telavancin HAP Phase 3 trial announced in December 2007. The “PDUFA date”, or the date by which the FDA has said it will decide on approval of an NDA filing, for Theravance’s HAP submission is November 26, 2009. In late April 2009, Theravance announced that the FDA accepted as complete for review its response to the February 2009 Complete Response letter from the FDA outlining requirements for approval of telavancin for the treatment of cSSSI. The Complete Response letter required a Risk Evaluation and Mitigation Strategy and a boxed warning related to the risk of teratogenicity (the ability to cause birth defects) and requested data on patients with certain renal risk factors from the cSSSI and HAP studies, revisions to the draft label, and a customary safety update. The PDUFA date for Theravance’s cSSSI submission is September 16, 2009. No additional clinical trials are required. The AIDAC, in November 2008, also voted against approval of oritavancin and iclaprim based on the data submitted in their respective NDAs, and the FDA recently issued complete response letters on the NDAs for these drugs, indicating that they were not approvable at this time for treatment of cSSSI. The FDA also is reviewing an NDA for ceftobiprole, a broad spectrum agent with MRSA activity, which was submitted in May 2007 by a division of Johnson & Johnson, which has an exclusive worldwide license to ceftobiprole from Basilea Pharmaceutica Ltd. or Basilea. Johnson & Johnson announced that its Complete Response (to the Approvable Letter received by Johnson & Johnson in March 2008) was accepted in September 2008 as a Class 2 Complete Response. In late February, Basilea announced that as a result of FDA inspections at investigator sites and of the sponsor, the FDA suggested that Johnson & Johnson have additional clinical site audits performed. These additional audits are anticipated to occur in the first half of 2009 with a Complete Response submission foreseen in the second half of this year. Basilea also announced that it has filed claims in arbitration against Johnson & Johnson and affiliated companies related to delays in approval of ceftobiprole. Telavancin and ceftobiprole may be approved and marketed in the near future and could compete with CUBICIN. Oritavancin and iclaprim, as well as other antibiotics in clinical development, could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents are listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. If Teva’s ANDA is ultimately approved by the FDA and Teva launches a generic version of CUBICIN, which could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court) has expired and Teva decides to launch prior to the district court decision, then we would face competition in the U.S. from a generic version of CUBICIN. This would likely impact our ability to sell CUBICIN at current prices and also negatively impact our market share. This would therefore likely have a significant adverse impact on our financial condition and results of operations.

MERREM faces competition in the U.S. from commercially available drugs such as Primaxin® I.V., marketed by Merck as well as Doribax®, marketed by Ortho-McNeil, a Johnson & Johnson company. In particular, Primaxin I.V. has been a widely used and well known antibiotic for over 20 years (approved in 1986), and generic Primaxin may be introduced in the U.S. upon expiration of Merck’s patents in September 2009. Doribax was approved by the FDA in October 2007 for two indications (complicated intra-abdominal infections and complicated urinary tract infections, including pyelonephritis). Ortho-McNeil is pursuing additional indications for Doribax. In August 2008, the FDA issued a complete response letter outlining the actions necessary to address outstanding issues with the supplemental NDA for use of Doribax in patients with nosocomial pneumonia, including ventilator-associated pneumonia.

Any inability on our part to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

If we are unable to maintain satisfactory sales and marketing capabilities, we may not continue to succeed in commercializing CUBICIN or succeed in our promotion activities with respect to MERREM I.V.

We cannot guarantee that we will continue to be successful in commercializing CUBICIN or will be successful in promoting MERREM I.V. or that the promotion of MERREM I.V. will not detract from our commercialization efforts for CUBICIN. We use our own sales and marketing personnel to sell and market CUBICIN in the U.S. Significant turnover or the changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, would impact our ability to sell and market CUBICIN and MERREM I.V. We only began promoting MERREM I.V. in July 2008, so our sales force has limited experience selling two drug products simultaneously.

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

We have expanded the scope of our business significantly over the last year. Since the beginning of 2008, we have added MERREM I.V. as a product that we promote while we continue to sell CUBICIN, in-licensed two clinical stage drug candidates and initiated Phase 1 clinical trials for two internally developed drug candidates. We also have grown our employee base substantially, particularly in research and development and sales. Prior to 2008, we never promoted more than one product at one time, nor had we ever had more than two drug candidates in clinical development. We plan to continue to add products and drug candidates through internal development and in-licensing over the next several years and to continue the development of our existing drug candidates that demonstrate the requisite efficacy and safety to advance in clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue to build our organization and make significant additional investments in personnel, information management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to effectively manage and progress all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

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

Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an IND. The FDA will allow us to begin clinical trials under an IND if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies commercial development. It takes significant time and expense to generate the data to support an IND. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND. This has happened to us in the past, and likely will happen again in the future. In fact, most compounds that are discovered never make it into human clinical trials.

Four of our drug candidates are currently in the clinical stage, and we continue to conduct clinical trials of CUBICIN. Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g. Institutional Review Boards, or IRBs and Ethical Committees, or ECs) at the centers at which the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of the clinical trials. Feedback from regulatory authorities or results from earlier stage clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of drug development. These types of delays or suspensions can result in increased development costs and delays in marketing approvals. Our ability to secure clinical trial insurance could also cause delays.

We may seek to test our drug candidates or drug products in clinical trials with pediatric patients as subjects, such as in our development of ALN-RSV01. In order to initiate clinical trials in pediatric patients, sponsor companies must demonstrate that the drug candidate is not only safe, but has the potential for efficacy. This makes it more difficult to initiate clinical trials in pediatric patients and could delay clinical development programs that are targeted at pediatric patients. In addition, following entry into force in the EU of new legislation governing medicinal products for pediatric use, manufacturers are required to include data on the use of the medicine with their marketing authorization applications for new medicines and line-extensions for existing patent-protected medicines. This data is generated from an agreed upon pediatric investigation plan. The nature of our drug candidates may make preparation of the required pediatric investigational plan and generation of the related data difficult. This, in turn, may delay the submission of our marketing authorization application for the medicinal product.

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

•                  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of ecallantide that may be conducted by Dyax or its other licensors or clinical trials of ALN-RSV01 that may be conducted by Alnylam or Alnylam’s partner in Asia, Kyowa Hakko Kirin Co., Ltd.;

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

•                  the failure of our clinical investigational sites and related facilities and records to be in compliance with the FDA’s Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, European Medicines Agency, or EMEA, or EU Member State inspections of clinical trials;

•                  inability to enroll study patients;

•                  unforeseen safety issues or findings of an unacceptable safety profile;

•                  inadequate efficacy observed in the clinical trials;

•                  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or ECs on a trial design that we are able to execute;

•                  the FDA, the competent national authorities of EU Member States, ECs or a Data Safety Monitoring Committee for a trial placing a trial on “clinical hold,” temporarily or permanently stopping a trial, or requesting modifications of a trial for a variety of reasons, principally for safety concerns;

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

We have made significant investments in research and development over the years since we were founded and have recently increased our research and development workforce. However, except for the drug candidates for which we recently initiated Phase 1 clinical trials, none of our internally developed product candidates have reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-developed drug candidates or that there will be clinical benefits associated with CB-182,804, CB-183,315 or any other drug candidates that we do develop. While we are researching other drug candidates for potential clinical development, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a commercial product.

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Any drug candidate will require governmental approvals prior to commercialization. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. Novartis and our other collaborators, including AstraZeneca AB or its affiliates, Sepracor, Inc., successor-in-interest to Oryx Pharmaceuticals Inc., Kuhnil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval, or an import license, for marketing CUBICIN in 26 countries outside of the EU for the same, or very similar, indications for which we have approval in the U.S. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

Moreover, recent events, including complications arising from FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory approvals. In particular, non-inferiority studies have come under scrutiny from Congress, in part because of a congressional investigation as to the safety of Ketek®, an antibiotic approved by the FDA on the basis of non-inferiority studies. Certain key members of Congress have asked the U.S. Government Accountability Office, an independent, nonpartisan arm of Congress, to investigate the FDA’s reliance on non-inferiority studies as a basis for approval. Congress may draft, introduce, and pass legislation that could significantly change the process for approval of antibiotics by the FDA.

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

Because of the long development time of drug candidates, none of the drug candidates that we are currently developing would generate revenues for many years. Unless and until we are able to successfully commercialize additional drug products, we will continue to rely primarily on CUBICIN and, to a lesser extent, on MERREM I.V. for our revenues. In the case of MERREM I.V., our agreement with AstraZeneca contains several provisions pursuant to which our rights to promote MERREM I.V. in the U.S. could terminate prior to the December 31, 2012, expiration date in the agreement. If the agreement terminates prior to its expiration date, we will not be able to realize the full expected value from the promotion of MERREM I.V. If we are unable to realize the full expected value from the promotion of MERREM I.V., bring any of our current or future drug candidates to market, or acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited.

We have collaborative and other similar types of relationships that expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative and other similar types of arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. For example, we have agreements with the following companies to develop and commercialize CUBICIN outside the U.S.: a Novartis subsidiary, which is responsible for seeking regulatory approvals and commercializing CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries; AstraZeneca AB, which is responsible for seeking regulatory approvals and commercializing CUBICIN in China and other countries in Asia, Africa and the Middle East; a Merck subsidiary, which is responsible for the development and commercialization of CUBICIN in Japan; and other partners for the commercialization of CUBICIN in Israel, Taiwan, Canada and South Korea. In April 2008, we entered into an exclusive license and collaboration agreement with Dyax for the development and commercialization in North America and Europe of the intravenous formulation of ecallantide for the prevention of blood loss during surgery. Under this collaboration, our license includes the rights to develop and commercialize ecallantide within our territory in a specified field, with Dyax retaining rights to develop ecallantide itself or with other partners outside of our territory and field. In July 2008, we entered into an exclusive agreement with

AstraZeneca to promote and provide other support for MERREM I.V. in the U.S. Under the agreement, AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. and is responsible for manufacturing and supplying MERREM I.V. In January 2009, we entered into an exclusive license and collaboration agreement with Alnylam. Under the agreement, we will co-develop with Alnylam therapeutic products for the treatment of RSV in North America and equally share the costs and profits of such products with Alnylam and have a license to solely develop and commercialize such products in the rest of the world, excluding Asia.

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

•                  the failure of AstraZeneca to manufacture and supply adequate quantities of MERREM I.V. in the U.S. could cause us to receive lower-than-expected revenues from this collaboration;

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

•                  violations of laws by our licensees, distributors and other third parties with whom we do business, including violations of the U.S. Foreign Corrupt Practices Act;

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

We acquired Illumigen in December 2007, which was only the second business acquisition we have made since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Also, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. If the credit and financial markets continue to be distressed, we may not be able to replenish our cash resources on favorable terms or at all or we may have to issue additional shares on unfavorable terms which would exacerbate the dilution to our shareholders. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target, or that the accounting effect of the acquisition under new accounting rules will not be what we had anticipated. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. For example, we acquired Illumigen mainly for the compound that Illumigen was developing for treatment of hepatitis C virus, or HCV. We recently terminated development of this compound for HCV.

If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization, as happened with the Illumigen HCV compound. We cannot assure you that, following an acquisition, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financings to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets continue to be distressed. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

We have been profitable for eleven consecutive quarters before considering the retrospective application of the provisions of Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. The adoption of FSP APB 14-1 required us to adjust prior periods to include additional non-cash interest expense, causing certain profitable quarters to be adjusted to a loss. Including the impact of the adoption of FSP APB 14-1, we generated net income of $7.8 million and $9.7 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had an accumulated deficit of $319.6 million.

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

We believe that our existing cash, cash equivalents and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. However, we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, promote MERREM I.V., develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us, particularly if the credit and financial markets continue to be distressed.

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

Our annual debt service obligations on the 2.25% Notes are approximately $6.8 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, if needed, we will not be able to execute our current business plan successfully.

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

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include:

•                  If third parties file ANDAs with the FDA seeking to market generic versions of our products prior to expiration of relevant patents owned or licensed by us, we may need to defend our patents, including by filing lawsuits alleging patent infringement;

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

An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents are listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, will likely cause our stock price to decline. Any final unappealable adverse result in the litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

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

Revenues generated by products we currently market or that we successfully develop and for which we obtain regulatory approval depend on reimbursement from third-party payors such that if reimbursement for our products is reduced or is insufficient, there could be a negative impact on the demand for the products that we market.

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

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Sections 6001, 6002, and 6003 of the Deficit Reduction Act of 2005, or DRA, made significant changes to the Medicaid prescription drug provisions of the Social Security Act. These changes include, but are not limited to, revising the definition of average manufacturer price, or AMP, establishing an obligation to report AMP on a monthly basis, in addition to a quarterly basis, establishing a new formula for calculating federal upper limits, or FULs, requiring rebates for certain physician-administered drugs, and clarifying rebate liability for authorized generic drugs. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index — Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the Public Health Service, or PHS, 340B/PHS drug pricing program. The 340B/PHS drug pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies — the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal

Average Manufacturer Price, or “Non-FAMP”, for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties of not to exceed $100,000 per false item of information in addition to other penalties available to the government.

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

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other healthcare providers. As a result of current global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments. A reduction or delay of such payments could negatively affect our revenues, earnings and cash flow. In addition, we rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations and manufacturers, and third-party suppliers. Because of the recent tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

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

•                  an adverse result, even if not final, in the litigation that we have filed against Teva in response to Teva’s February 2009 notification to us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

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

•                  rumors, whether based in fact or unfounded, of any such transactions that are publicized in the media or are otherwise disseminated to investors in our stock;

•                  expectations in the financial markets that we may or may not be the target of potential acquirers;

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

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1* License and Collaboration Agreement, dated January 9, 2009, between Cubist and Alnylam Pharmaceuticals, Inc.

10.2** Director Compensation Summary Sheet

10.3**   Short Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on February 18, 2009, File No. 000-21379)

23.1            Consent of Houlihan Smith & Company Inc.

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification pursuant to 18 U.S.C Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested

**	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

May 1, 2009
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)