Form 10-Q
period 2009-06-30
CUBIST PHARMACEUTICALS INC
filed 2009-07-29
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 24, 2009: 57,765,668.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2009

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$409,287	$409,023
Short-term investments	50,000	—
Accounts receivable, net	49,053	43,162
Inventory	26,421	21,958
Current deferred tax assets, net	46,577	46,577
Prepaid expenses and other current assets	8,575	12,456
Total current assets	589,913	533,176
Property and equipment, net	69,632	66,819
Intangible assets, net	18,252	19,720
Long-term investments	15,167	8,922
Deferred tax assets, net	45,618	55,670
Other assets	4,338	4,834
Total assets	$742,920	$689,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,056	$11,575
Accrued liabilities	61,615	68,009
Short-term deferred revenue	4,061	1,896
Total current liabilities	80,732	81,480
Long-term deferred revenue, net of short-term portion	19,728	19,444
Other long-term liabilities	3,653	3,696
Long-term debt, net	238,652	232,194
Total liabilities	342,765	336,814
Commitments and contingencies (Notes C, F, L, and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 57,665,576 and 57,430,200 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	58	57
Additional paid-in capital	689,670	679,640
Accumulated other comprehensive loss	(2,544)	—
Accumulated deficit	(287,029)	(327,370)
Total stockholders’ equity	400,155	352,327
Total liabilities and stockholders’ equity	$742,920	$689,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Revenues:
U.S. product revenues, net	$126,101	$99,366	$238,520	$185,424
International product revenues	2,743	2,003	4,949	3,807
Service revenues	1,500	—	7,550	—
Other revenues	435	397	870	820
Total revenues, net	130,779	101,766	251,889	190,051

Costs and expenses:
Cost of product revenues	28,184	22,050	52,558	42,050
Research and development	32,371	45,193	82,913	67,557
Sales and marketing	21,657	22,187	41,137	42,170
General and administrative	12,662	10,521	23,589	21,954
Total costs and expenses	94,874	99,951	200,197	173,731

Operating income	35,905	1,815	51,692	16,320

Other income (expense):
Interest income	920	1,980	1,994	5,287
Interest expense	(5,175)	(4,879)	(10,283)	(11,051)
Other income (expense)	(35)	(18)	(33)	(1,336)
Total other income (expense), net	(4,290)	(2,917)	(8,322)	(7,100)

Income (loss) before income taxes	31,615	(1,102)	43,370	9,220

Provision for income taxes	7,839	160	11,818	766

Net income (loss)	$23,776	$(1,262)	$31,552	$8,454

Basic net income (loss) per common share	$0.41	$(0.02)	$0.55	$0.15
Diluted net income (loss) per common share	$0.40	$(0.02)	$0.54	$0.15

Shares used in calculating:
Basic net income (loss) per common share	57,642,460	56,391,804	57,586,980	56,306,256
Diluted net income (loss) per common share	68,221,269	56,391,804	58,465,385	57,679,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net income	$31,552	$8,454
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Loss on write-off of property	—	2,323
Loss on debt repurchase (including debt issuance costs write-off)	—	2,294
Amortization of debt discount	6,458	6,353
Amortization of debt issuance costs (excluding write-off relating to debt repurchase)	450	462
Depreciation and amortization	5,734	4,178
Stock-based compensation	6,485	5,834
Charge for company 401(k) common stock match	1,864	1,394
Deferred income tax provision	10,052	—
Other non-cash	—	70
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(5,891)	(9,808)
Inventory	(4,432)	1,738
Prepaid expenses and other current assets	5,881	(1,920)
Other assets	46	(293)
Accounts payable and accrued liabilities	(3,831)	12,021
Deferred revenue	2,449	532
Other long-term liabilities	(43)	1,066
Total adjustments	25,222	26,244
Net cash provided by operating activities	56,774	34,698

Cash flows from investing activities:
Purchases of investments	(52,000)	—
Purchases of property and equipment	(6,268)	(10,762)
Acquisition of Illumigen, net of cash acquired	—	(10,191)
Net cash used in investing activities	(58,268)	(20,953)

Cash flows from financing activities:
Issuance of common stock, net	1,758	2,525
Repurchase of convertible subordinated debt	—	(46,845)
Net cash provided by (used in) financing activities	1,758	(44,320)

Net increase (decrease) in cash and cash equivalents	264	(30,575)
Effect of changes in foreign exchange rates on cash balances	—	(47)
Cash and cash equivalents at beginning of period	409,023	354,785
Cash and cash equivalents at end of period	$409,287	$324,163

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accrued expenses	$811	$3,985

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

The year-end condensed balance sheet data was derived from audited financial statements, as adjusted in connection with the adoption of the Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” on January 1, 2009, discussed further in Note F., “Debt,” but does not include all disclosures required by GAAP.

B.            ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of inventories, investments, long-lived assets, accrued clinical research costs, income taxes, stock-based compensation, product rebate and return accruals, and revenue recognition. Actual results could differ from estimated results.

Investments

Long-term investments consist of auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. These securities are accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related guidance issued by the FASB and the SEC. Investments are considered available-for-sale as of June 30, 2009, and December 31, 2008, and are carried at fair value. Given the repeated failure of auctions for the auction rate securities, these investments are not considered to be liquid and have been classified as long-term investments as of June 30, 2009, and December 31, 2008.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, which establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. Under FSP FAS 115-2, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security or it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis, the entire impairment is considered other-than-temporary and is recognized in other income (expense). Otherwise, FSP FAS 115-2 requires the total impairment to be separated into an amount relating to the credit loss and an amount relating to all other factors. The other-than-temporary impairment relating to the credit loss is recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any remaining impairment, or non-credit loss, is recognized, in certain circumstances, within equity as a component of accumulated other comprehensive income (loss), net of applicable income taxes. The Company adopted FSP FAS 115-2 as of April 1, 2009. See Note D., “Investments,” for additional information.

Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, unless determined to be other-than-temporary credit losses. Realized gains and losses, dividends and interest income, including amortization of any premium or discount arising at purchase, and declines in value judged to be other-than-temporary credit losses are included in other income (expense).

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

Cubist’s accounts receivable as of June 30, 2009, and December 31, 2008, primarily represent amounts due to the Company from wholesalers, including Cardinal Health, Inc., Amerisource Bergen Drug Corporation and McKesson Corporation, and the Company’s international collaborators for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its customers and generally does not require collateral. For the three and six months ended June 30, 2009, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding remained consistent with December 31, 2008.

	Percentage of total accounts receivable balance as of
	June 30, 2009	December 31, 2008

Cardinal Health, Inc.	28%	24%
Amerisource Bergen Drug Corporation	34%	27%
McKesson Corporation	20%	22%

	Percentage of total revenues for the three months ended		Percentage of total revenues for the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Cardinal Health, Inc.	28%	30%	28%	30%
Amerisource Bergen Drug Corporation	32%	29%	30%	29%
McKesson Corporation	17%	20%	18%	20%

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

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees, administrative fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $1.6 million and $1.4 million at June 30, 2009, and December 31, 2008, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $5.2 million and $4.9 million at June 30, 2009, and December 31, 2008, respectively.

In the three months ended June 30, 2009 and 2008, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $8.8 million and $7.6 million, respectively. In the six months ended June 30, 2009 and 2008, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $17.3 million and $13.7 million, respectively. The increase in the amount of the provisions that were offset against product revenues is primarily due to increases in chargebacks and Medicaid rebates resulting from increased U.S. sales of CUBICIN.

International Product Revenues

Cubist sells its product to international distribution partners based upon a transfer price arrangement that is generally established annually. Once Cubist’s distribution partner sells the product to a third party, Cubist may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price.

Service Revenues

Cubist promotes and provides other support for MERREM I.V. in the U.S. under the Company’s Commercial Services Agreement with AstraZeneca, which the Company entered into in July 2008. AstraZeneca provides marketing and commercial support for MERREM I.V. The Company recognizes the revenues from this agreement as service revenues. The agreement establishes a baseline annual payment to Cubist of $20.0 million to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. Cubist recognizes revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that it can receive under the agreement. The amount of revenue recognized is assessed at the end of each quarterly period to reflect actual performance against the annual baseline sales amount. Cubist also earns a percentage of the gross profit earned by AstraZeneca on annual sales exceeding the annual baseline sales amount. The revenue for any such sales over the baseline amount will be recognized upon Cubist’s receipt of an annual report from AstraZeneca, which is expected to be received annually one quarter in arrears. Service revenues from MERREM I.V. of $1.5 million and $7.6 million for the three and six months ended June 30, 2009, respectively, represent (i) the estimated minimum payment amount that the Company is entitled to through June 30, 2009, for 2009 performance, under the agreement with AstraZeneca; and (ii) a $4.6 million payment reflecting the percentage of gross profit that Cubist received during the first quarter for sales exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009.

Other Revenues

Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist’s license, collaboration and commercialization agreements. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21.

License Revenues

Non-refundable license fees are recognized depending on the provisions of each agreement. The Company recognizes non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered. The Company’s assessment of its obligations and related performance periods requires significant management judgment. If an agreement contains product development services, the relevant time period for the product development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of product development quarterly.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed by dividing basic net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share has been computed by dividing diluted net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income (loss) per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense and includes the impact of stock options and restricted stock units, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)

Net income (loss) basic	$23,776	$(1,262)	$31,552	$8,454

Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,109	—	—	—
Debt issuance costs, net of tax	148	—	—	—
Debt discount, net of tax	2,144	—	—	—

Net income (loss) diluted	$27,177	$(1,262)	$31,552	$8,454

Shares used in calculating basic net income (loss) per common share	57,642,460	56,391,804	57,586,980	56,306,256

Effect of dilutive securities:
Options to purchase shares of common stock and restricted stock units	829,379	—	878,405	1,372,753
Notes payable convertible into shares of common stock	9,749,430	—	—	—

Shares used in calculating diluted net income (loss) per common share	68,221,269	56,391,804	58,465,385	57,679,009

Net income (loss) per share, basic	$0.41	$(0.02)	$0.55	$0.15
Net income (loss) per share, diluted	$0.40	$(0.02)	$0.54	$0.15

Potential common shares excluded from the calculation of diluted net income (loss) per share as their inclusion would have been antidilutive, were:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)

Options to purchase shares of common stock and restricted stock units	5,951,917	5,527,883	5,080,824	4,222,703
Notes payable convertible into shares of common stock	—	9,749,430	9,749,430	10,088,696

Comprehensive Income (Loss)

During the three and six months ended June 30, 2009 and 2008, comprehensive income (loss) included the Company’s net income (loss) as well as increases and decreases in the unrealized loss on the Company’s auction rate securities.

The following table summarizes the components of comprehensive income (loss):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
	(in thousands)		(in thousands)
Net income (loss)	$23,776	$(1,262)	$31,552	$8,454
Decrease (increase) of unrealized loss on investments, net of tax	6,245	2,539	6,245	(9,233)
Comprehensive income (loss)	$30,021	$1,277	$37,797	$(779)

Pursuant to the adoption of FSP FAS 115-2, the Company reviewed all previously recorded other-than-temporary impairments of securities as of April 1, 2009, and estimated that $40.4 million of the $49.2 million other-than-temporary impairment recognized in 2008 represents a credit loss under FSP FAS 115-2. The remaining $8.8 million in previously recognized other-than-temporary impairment was determined by the Company to be due to non-credit related factors, which under FSP FAS 115-2 are now required, in certain circumstances, to be included as a component of accumulated other comprehensive income (loss). As a result, $8.8 million of the $49.2 million other-than-temporary impairment charge recognized by the Company in 2008 has been reclassified through a cumulative effect adjustment from accumulated deficit to accumulated other comprehensive loss as of April 1, 2009, pursuant to the transition requirements of FSP FAS 115-2.

The following table sets forth the accumulated other comprehensive loss activity during the three months ended June 30, 2009:

(in thousands)
Balance at April 1, 2009	$—
Cumulative effect adjustment as a result of FSP FAS 115-2 adoption	(8,789)
Adjusted balance at April 1, 2009	(8,789)
Other comprehensive income for the three months ended June 30, 2009	6,245
Balance at June 30, 2009	$(2,544)

Stock-Based Compensation

The Company records stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” or SFAS 123(R). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods or the derived service period for awards with market conditions. Compensation expense is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. The fair value of each stock-based award is expensed under the accelerated method for grants prior to the first quarter of 2006 and under the straight-line method for grants commencing in the first quarter of 2006. See Note E., “Employee Stock Benefit Plans,” for additional information.

Subsequent Events

The Company adopted SFAS No. 165, “Subsequent Events,” or SFAS 165, as of the period ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires disclosure of the date through which an entity has evaluated subsequent events. Subsequent events have been evaluated through the filing of the financial statements with the SEC on July 29, 2009.

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” or SFAS 168. SFAS 168 establishes the FASB Accounting Standards CodificationTM , or Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority. SFAS

168 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company expects to adopt SFAS 168 for the quarter ending September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167.  SFAS 167 requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, or VIE, based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The Company expects to adopt SFAS 167 on January 1, 2010, and is currently evaluating the potential effect of the adoption on its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” or SFAS 166. The objective of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The Company does not expect that the adoption of SFAS 166 will have a material impact on its results of operations or financial condition.

C.            BUSINESS AGREEMENTS

In January 2009, Cubist entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam’s RNA interference, or RNAi, therapeutics as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which has recently completed a Phase 2 trial for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies. The agreement with Alnylam is structured as a 50/50 co-development and profit sharing arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. The development of licensed products in North America is governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist has the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between Cubist and Alnylam. For the rest of the world, excluding Asia, Cubist has sole responsibility for any required additional development of licensed products, at the Company’s cost, and the sole right to commercialize such products.

Upon signing the agreement with Alnylam, Cubist made a $20.0 million upfront payment to Alnylam. This payment is included in research and development expense for the six months ended June 30, 2009. Cubist also has an obligation to make milestone payments to Alnylam if certain specified development and sales events are achieved in the rest of the world, excluding Asia. These development and sales milestone payments could total up to $82.5 million. In addition, if licensed products are successfully developed in the rest of the world, excluding Asia, Cubist will be required to pay Alnylam double digit royalties on net sales of such products in such territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, Alnylam will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license with development and sales milestone payments to be paid by Cubist to Alnylam which could total up to an aggregate of $130.0 million if certain specified development and sales events are achieved in North America and depending upon the timing of the conversion by Alnylam and the regulatory status of a collaboration product at the time of conversion. If Alnylam makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the existing royalty territory (i.e. the rest of the world, excluding Asia). Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country and licensed-product-by-licensed-product basis: (a) with respect to the royalty territory, upon the latest to occur of: (i) the expiration of the last-to-expire Alnylam patent covering a licensed product, (ii) the expiration of the “regulatory-based exclusivity period” (as defined in the agreement), and (iii) ten years from first commercial sale in such country of such licensed product by Cubist or its affiliates or sublicensees; and (b) with respect to North America, if Alnylam has not converted North America into the royalty territory, upon the termination of the agreement by Cubist upon specified prior written notice.

In December 2008, Cubist entered into a collaboration agreement with Forma Therapeutics, Inc., or Forma, to provide funding for the research and development of novel compounds using Forma’s proprietary technology. Cubist will have the exclusive rights to further research, develop, and commercialize products using compounds resulting from the collaboration for the treatment of human disease. Under the terms of the agreement, Cubist paid Forma a $1.0 million technology access fee in December 2008. Cubist will also provide Forma with research funding payments totaling $3.0 million annually for 2009 and 2010 with an option to have Forma continue research in 2011 in exchange for additional funding. Upon the achievement of future events stipulated in the agreement, Cubist may incur compound fees of up to $2.0 million and may be required to make milestone payments of up to $13.4 million per program for up to four programs progressed by Cubist. Pursuant to the agreement, in January 2009, Cubist purchased a $2.0 million convertible note from Forma with an interest rate of 5% per year. This note is carried at cost and is included in other current assets on the condensed consolidated balance sheet as of June 30, 2009. The note will be converted into an equity investment in Forma on or before December 21, 2009.

D.            INVESTMENTS

In April 2009, the Company invested in certificates of deposit with RBS Citizens, National Association, or RBS Citizens, in the amount of $50.0 million. These deposits have a maturity date of 180 days, or September 29, 2009, and are classified as short-term investments on the condensed consolidated balance sheet as of June 30, 2009. Also included in investments are auction rate securities, which are private placement, synthetic collateralized debt obligations of $58.1 million in original cost. While the auction rate securities do not contractually mature until 2017, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities are classified as long-term investments as of June 30, 2009, and December 31, 2008, as they are no longer considered liquid. These securities are classified as available-for-sale and are carried at fair value. As of June 30, 2009, and December 31, 2008, the Company estimated the fair value of the auction rate securities to be $15.2 million and $8.9 million, respectively, as discussed further in the “Fair Value Measurements” section below.

During the year ended December 31, 2008, the Company recognized $49.2 million of other-than-temporary impairment charges on its auction rate securities in its consolidated statement of operations. As of April 1, 2009, the date of adoption of FSP FAS 115-2, the Company recorded a cumulative effect adjustment, resulting in a reclassification of $8.8 million of non-credit losses related to the previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive loss. The non-credit loss was calculated as the difference between the $49.2 million impairment charges recorded previously and the $40.4 million of estimated credit losses as of April 1, 2009.

In estimating the credit losses of the Company’s previously recognized impairments as of April 1, 2009, and June 30, 2009, the Company estimated the present value of expected cash flows for each auction rate security compared to the securities’ amortized cost basis for the respective period. This process involves significant judgments and estimates specifically around default rates, recovery rates, interest rates, and the timing of expected cash flows. In addition, the Company considered other available evidence, including trends in credit ratings, trends in assumptions used to determine fair value, and changes in market conditions including the general economic environment. The Company’s estimates indicate no material change in credit loss as of June 30, 2009, compared to the $40.4 million previously recognized. The determination of the bifurcation of impairment between credit and non-credit losses is highly judgmental and changes in certain estimates and assumptions could affect the amount and timing of loss realization.

The following table summarizes the amortized cost and estimated fair values of the Company’s investments:

		(Increase) /		Other-than
		Decrease in	Estimated	Temporary
	Amortized	Unrealized	Fair	Impairments
	Cost	Losses	Value	in AOCI (1)
	(in thousands)
Balance at December 31, 2008:
Auction rate securities	$58,100	$(49,178)	$8,922	$—

Balance at June 30, 2009:
Auction rate securities	$17,711	$6,245	$15,167	$8,789

(1)         Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss), or AOCI, which was reclassified from accumulated deficit pursuant to the transition requirements of FSP FAS 115-2.

Fair Value Measurements

As defined in SFAS No. 157, “Fair Value Measurements,” or SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

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

The fair values of the Company’s financial assets carried at fair value as of June 30, 2009, and December 31, 2008, are classified in the table below in one of the three categories described above:

	June 30, 2009
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$362,079	$—	$—	$362,079
Auction rate securities	—	—	15,167	15,167
Total assets	$362,079	$—	$15,167	$377,246

	December 31, 2008
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Money market funds (included in cash and cash equivalents)	$334,522	$—	$—	$334,522
Auction rate securities	—	—	8,922	8,922
Total assets	$334,522	$—	$8,922	$343,444

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

The first data point used, Houlihan Smith’s valuation model and the resulting fair value assessment, incorporates the structure of each auction rate security, the 125 entity reference pool of credit default swaps, or CDS, spreads per reference entity, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. Houlihan Smith’s valuation considers various components of risk, including market-based bond and CDS pricing and a corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. The model incorporates market data and CDS prices as of June 30, 2009. The Houlihan Smith valuation model includes the following ranges for key assumptions as of June 30, 2009: CDS spreads of 21 to 8,173 basis points and recovery rates on the auction rate securities between 20% and 30%. Cubist validated the underlying assumptions used in the model, including, but not limited to, bond default rates, bond recovery rates, credit ratings, cash flow streams, and discount rates.

The second data point used to calculate fair value is actual market bids from DB and Morgan Stanley. The Company has no specific details regarding any auction rate securities being traded at these prices, but considers the indicative bids received from DB and Morgan Stanley as a relevant data point, given their role as brokers trading these types of securities.

Consistent with the Company’s investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. During the six months ended June 30, 2009, all of the five auction rate securities the Company holds were downgraded by Standard & Poor’s. As a result, the Standard & Poor’s credit ratings for the five auction rate securities the Company holds now range from BBB- to BB-. Fitch Ratings downgraded four of the five auction rate securities during the six months ended June 30, 2009. As a result, the Fitch Ratings for the five auction rate securities the Company holds now range from BBB to B. The underlying risk components of the auction rate securities include pools of credit default swaps, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to CC. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities as of June 30, 2009.

Despite the downgrade in credit ratings, the fair value of the auction rate securities increased during the three months ended June 30, 2009, primarily as a result of lower default rate and CDS spread assumptions in Houlihan Smith’s valuation model, as well as higher market bids from both DB and Morgan Stanley, reflecting improvement in the financial market conditions. The Company believes that the ratings reflect the long-term outlook and credit profile of the auction rate securities, whereas fair value reflects current market pricing. The increase in fair value of $6.2 million is included in other comprehensive income for the three and six months ended June 30, 2009.

The Company will continue to monitor the securities and the financial markets, and if there is deterioration of the fair value of these securities, it could result in additional other-than-temporary impairment charges.

E.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock Option Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 2000 Equity Incentive Plan, 13,535,764 shares of common stock may be issued to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units and stock grants. Options under this plan are granted with exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units vest ratably on an annual basis over a four-year period. At June 30, 2009, there were 3,209,598 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 1,375,000 shares of common stock may be issued to members of the Company’s Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options under this plan are granted with exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At June 30, 2009, there were 564,124 shares available for future grant under this plan.

Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of SFAS 123(R) Expense

The effect of recording stock-based compensation in the condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Stock-based compensation expense allocation:
Cost of product revenues	$70	$75	$139	$157
Research and development	1,049	836	2,012	1,607
Sales and marketing	1,061	1,003	1,987	1,919
General and administration	1,295	1,157	2,347	2,151
Total stock-based compensation	$3,475	$3,071	$6,485	$5,834

Valuation Assumptions

The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used for stock options granted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock option plans:
Expected stock price volatility	49%	45%	49%	43%
Risk free interest rate	2.1%	3.2%	2.0%	2.9%
Dividend yield	—	—	—	—
Expected life	4 years	4 years	4 years	4 years

General Option Information

A summary of option activity for the six months ended June 30, 2009, is as follows:

		Weighted
		Average Exercise
	Number	Price

Outstanding at beginning of period	7,959,482	$18.57
Granted	1,579,648	$15.44
Exercised	(91,875)	$10.94
Canceled	(108,587)	$20.13
Outstanding at end of period	9,338,668	$18.10

Restricted Stock Unit Information

In May 2009, the Company granted 202,063 restricted stock units to employees of the Company. The Company values its restricted stock units based on the closing price of the Company’s stock on the date of grant. As a result, the fair value of the restricted stock units granted in May 2009 was approximately $3.4 million on the date of grant. The Company recognizes expense ratably over the restricted stock units’ vesting period of four years, net of estimated forfeitures.

F.              DEBT

2.25% Notes

Cubist’s outstanding debt at June 30, 2009, consisted of $300.0 million aggregate principal amount of the 2.25% convertible subordinated notes, or the 2.25% Notes. In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. As of June 30, 2009, the “if converted value” does not exceed the principal amount of the 2.25% Notes.  The fair value of the 2.25% Notes was estimated to be $255.0 million as of June 30, 2009, and was determined using quoted market rates.

On January 1, 2009, Cubist adopted the provisions of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),”  or FSP APB 14-1, which requires the issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability ($236.4 million as of June 2006, the date of issuance) and equity

($113.6 million as of the date of issuance) components in a manner that reflects the issuer’s non-convertible debt borrowing rate of similar debt. The equity component of $113.6 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability. This debt discount is amortized to the consolidated statement of operations over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. The net equity component recorded as additional paid-in capital was $66.0 million as of the date of issuance, which is net of deferred taxes of $44.0 million and deferred financing costs reclassified to additional paid-in capital of $3.6 million.

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes at an average price of approximately $93.69 per $100 of debt. These repurchases, which were funded out of the Company’s working capital, reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.2 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in an adjusted net loss of $2.3 million, comprised of (i) a $1.3 million difference between the net carrying value and the fair value of the $50.0 million principal at the time of repurchase, recorded to other income (expense); (ii) the write-off of debt issuance costs of $0.8 million, recorded as a non-cash charge to interest expense; and (iii) transaction expenses of $0.2 million, recorded to general and administrative expense.

The provisions of FSP APB 14-1 were retroactively applied to all periods since the 2.25% Notes were issued in June 2006 and resulted in an adjustment of the following amounts (in thousands, except per share amounts):

	As Previously Reported	Adjustment	As Adjusted

Consolidated Balance Sheet
December 31, 2008

Deferred income taxes	$127,792	$(25,545)	$102,247
Other assets	$6,740	$(1,906)	$4,834
Long-term debt	$300,000	$(67,806)	$232,194
Additional paid-in capital	$578,140	$101,500	$679,640
Accumulated deficit	$(266,225)	$(61,145)	$(327,370)

Consolidated Statements of Operations:
Three months ended June 30, 2008

Interest expense	$1,985	$2,894	$4,879

Basic net income per common share	$0.03	$(0.05)	$(0.02)
Diluted net income per common share	$0.03	$(0.05)	$(0.02)

Consolidated Statements of Operations:
Six months ended June 30, 2008

Interest expense	$5,302	$5,749	$11,051
Gross gain (loss) on debt repurchase	$3,343	$(4,655)	$(1,312)
Write-off of deferred financing costs	$1,176	$(382)	$794

Basic net income per common share	$0.33	$(0.18)	$0.15
Diluted net income per common share	$0.31	$(0.16)	$0.15

The adjustment to deferred income taxes as of December 31, 2008, primarily relates to the recognition of a deferred tax liability for the unamortized debt discount.

The table below summarizes the carrying amounts of the liability component of the 2.25% Notes as of June 30, 2009, and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)

Total debt outstanding at the end of the period	$300,000	$300,000
Unamortized discount	(61,348)	(67,806)
Net carrying amount of the liability component	$238,652	$232,194

The net carrying value of the equity component of the 2.25% Notes as of both June 30, 2009, and December 31, 2008, was $57.5 million, which includes the reduction of additional paid-in capital of $8.5 million related to the February 2008 repurchase of $50 million in original principal amount of the 2.25% Notes.

The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. As of June 30, 2009 and December 31, 2008, the effective interest rate on the liability component of the 2.25% Notes was 8.37%. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the condensed consolidated balance sheet and are amortized to interest expense ratably over the life of the 2.25% Notes. The cost associated with the equity component are included in additional paid-in capital and are not amortized. The table below summarizes the interest expense the Company incurred for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Contractual interest coupon payment	$1,688	$1,652	$3,375	$3,442
Amortization of discount on debt	3,262	3,002	6,458	6,353
Amortization of the liability component of the deferred financing costs	225	225	450	1,256
Total interest expense	$5,175	$4,879	$10,283	$11,051

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens for general corporate purposes. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of June 30, 2009.

G.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2009	2008
	(in thousands)
Accrued incentive compensation	$2,114	$6,854
Accrued bonus	4,466	9,026
Accrued benefit costs	4,236	2,631
Accrued clinical trials	2,721	1,525
Accrued manufacturing costs	1,567	2,380
Accrued royalty	33,309	34,855
Other accrued costs	13,202	10,738
Total	$61,615	$68,009

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

Inventories consisted of the following at:

	June 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$8,479	$10,377
Work in process	10,796	5,970
Finished goods	7,146	5,611
Total	$26,421	$21,958

I.                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30,	December 31,
	2009	2008
	(in thousands)
Building	$56,500	$54,019
Leasehold improvements	14,277	14,443
Laboratory equipment	21,347	17,741
Furniture and fixtures	1,959	1,873
Computer equipment	15,857	15,143
Construction in progress	1,948	1,590
	111,888	104,809
Less accumulated depreciation	(42,256)	(37,990)
Property and equipment, net	$69,632	$66,819

Depreciation expense was $2.1 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively, and $4.3 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.

J.              INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30,	December 31,
	2009	2008
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	2,500	2,500
Acquired technology rights	28,500	28,500
Intellectual property and processes and other intangibles	5,388	5,388
	39,015	39,015
Less: accumulated amortization – patents	(2,214)	(2,184)
accumulated amortization – manufacturing rights	(1,875)	(1,667)
accumulated amortization – acquired technology rights	(11,297)	(10,068)
accumulated amortization – intellectual property	(5,377)	(5,376)
Intangible assets, net	$18,252	$19,720

Amortization expense was $0.7 million for each of the three months ended June 30, 2009 and 2008, and $1.5 million for each of the six months ended June 30, 2009 and 2008. The estimated aggregate amortization of intangible assets as of June 30, 2009, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2009	$1,469
2010	2,937
2011	2,521
2012	2,521
2013	2,521
2014 and thereafter	6,283
$18,252

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

L.             INCOME TAXES

For the three and six months ended June 30, 2009, the Company’s effective income tax rate was 24.7% and 27.2%, respectively. The difference between the effective tax rates and the U.S. federal statutory income tax rate of 35% is primarily the result of a $3.0 million net income tax benefit for discrete items related to the termination of the development of the HCV compound acquired from Illumigen Biosciences, Inc., or Illumigen. Included in this net benefit was the impact of writing off Illumigen’s federal net operating loss carryforwards, net of the related unrecognized benefit of $2.3 million. In addition, the effective tax rate is impacted by federal and state research and development credits, and state income taxes net of federal benefit. The provision for income taxes recognized during the three and six months ended June 30, 2009, was $7.8 million and $11.8 million, respectively.

For the three and six months ended June 30, 2008, the Company’s provision for income taxes was $0.1 million and $0.8 million, respectively, and was significantly lower than the comparable periods in 2009 due to the Company maintaining a full valuation allowance on its deferred tax assets through the third quarter of 2008.

As of December 31, 2008, after finalizing the 2009 forecast, the Company concluded that its projections supported taxable income for the foreseeable future, and therefore, the Company reversed a significant portion of its valuation allowance. The projections of future taxable income include significant judgment and estimation. If the Company is not able to achieve sufficient taxable income in future periods, it might be required to record additional valuation allowances on its deferred tax assets in future periods that could be material to the Company’s consolidated financial statements.

M.          COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying Cubist that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. Any final, unappealable, adverse result in the litigation will likely have a material adverse effect on the Company’s results of operations and financial condition.

Cubist has retained the services of Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, to represent the Company in the ANDA litigation. Cubist entered into a fee arrangement with WilmerHale under which the Company will pay WilmerHale a fixed monthly fee over the course of the litigation and a potential additional payment that could be due to WilmerHale based on the ultimate outcome of the lawsuit. The Company is accruing amounts due to WilmerHale based on its best estimate of the fees that it expects to incur under SFAS No. 5, “Accounting for Contingencies,” as the services are provided. Based on the nature of this fee arrangement, Cubist could incur legal fees in excess of amounts accrued as a result of future events.

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

•                  our expectations regarding the impact of ordinary course legal proceedings;

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

•                  the impact of new accounting pronouncements; and

•                  our future capital requirements, capital expenditures and our ability to finance our operations, debt obligations and capital requirements.

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

•                  similar factors with respect to MERREM® I.V. (meropenem for injection) in the U.S. as those described above with respect to CUBICIN;

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

•                  our ability to discover, acquire or in-license drug candidates, and the costs related thereto;

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, our performance during the three and six months ended June 30, 2009, our strategic initiatives and certain key risks that could cause our actual results to differ materially from the results that we expect.

•                  Results of Operations: This section provides a review of our results of operations for the three and six months ended June 30, 2009 and 2008.

•                  Liquidity and Capital Resources: This section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

•                  Commitments and Contingencies:  This section provides a summary of our material legal proceedings and commitments and contingencies that are outside our normal course of business, as well as our commitment to make potential future milestone payments to third parties as part of our various business agreements.

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

We had a total of $474.4 million in cash and cash equivalents and investments as of June 30, 2009, as compared to $417.9 million as of December 31, 2008. Our net income for the three months ended June 30, 2009, was $23.8 million, or $0.41 and $0.40 per basic and diluted share, respectively. Our net loss for the three months ended June 30, 2008, was $1.3 million, or $(0.02) per basic and diluted share.

Our net income for the six months ended June 30, 2009, was $31.6 million, or $0.55 and $0.54 per basic and diluted share, respectively. Our net income for the six months ended June 30, 2008, was $8.5 million, or $0.15 per basic and diluted share. As of June 30, 2009, we had an accumulated deficit of $287.0 million.

Net loss and net income for the three and six months ended June 30, 2008, respectively, has been adjusted pursuant to the adoption of Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, from net income of $1.6 million and $18.9 million for the three and six months ended June 30, 2008, respectively, as previously reported, to net income (loss) of $(1.3) million and $8.5 million for the three and six months ended June 30, 2008, respectively. See Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements for more information.

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

Our net product revenues from worldwide product sales of CUBICIN for the three and six months ended June 30, 2009, were $128.8 million and $243.5 million, respectively, as compared to $101.4 million and $189.2 million for the three and six months ended June 30, 2008, respectively. We expect both net product sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large and growing market, and price increases we and our international partners may implement. Future sales of CUBICIN are, to a large extent, dependent upon our ability to compete successfully with the products of current and future competitors, our ability to secure sufficient quantities of CUBICIN to meet demand, and our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN.

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

MERREM I.V. In July 2008, we entered into an exclusive agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote and provide other support in the U.S. for MERREM I.V., an established (carbapenem class) I.V. antibiotic. Under the agreement, we promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. We recognize revenues from this agreement as service revenues. The agreement establishes a baseline annual payment by AstraZeneca to us of $20.0 million, to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. We recognize revenues related to this agreement over each annual period of performance based on the estimated minimum annual payment amount that we can receive under the agreement with AstraZeneca. We assess the amount of revenue we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount. We are also entitled to earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. We recognize the revenue for any such sales over the baseline amount in the quarter in which AstraZeneca provides us with its annual sales report, which is expected to be received annually one quarter in arrears. Our service revenues from MERREM I.V. for the three and six months ended June 30, 2009, were $1.5 million and $7.6 million, respectively. This represents (i) the estimated minimum payment amount that we are entitled to through June 30, 2009, for 2009 performance, under our agreement with AstraZeneca; and (ii) a $4.6 million payment reflecting the percentage of gross profit that we received during the first quarter for sales exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009.

Product Pipeline. We are building a pipeline of acute care therapies through licensing and collaboration agreements as well as by progressing into clinical development compounds that we have developed internally.

In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization of the I.V. formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. We initially are studying ecallantide as a potential treatment for the prevention of blood loss during on-pump cardiothoracic surgery, or CTS, which includes coronary artery bypass graft, or CABG, and heart valve and replacement procedures. In March 2009, we began a Phase 2 dose-ranging trial, CONSERV™ 1, assessing three different doses of ecallantide in CTS patients at relatively low risk of bleeding. In July 2009, we began a Phase 2 trial, CONSERV 2, assessing a high dose of ecallantide in CTS patients undergoing procedures associated with a higher risk of bleeding.

In January 2009, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam’s RNA interference, or RNAi, inhibitors as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, for which we recently completed a Phase 2 trial for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies.

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenues

The following table sets forth revenues for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	2008	% Change
	(in millions)
U.S. product revenues, net	$126.1	$99.4	27%
International product revenues	2.7	2.0	37%
Service revenues	1.5	—	N/A
Other revenues	0.5	0.4	10%
Total revenues, net	$130.8	$101.8	28%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $128.8 million in the three months ended June 30, 2009, and $101.4 million in the three months ended June 30, 2008, an increase of $27.5 million, or 27%. Gross U.S. revenues from sales of CUBICIN totaled $134.9 million and $107.0 million for the three months ended June 30, 2009 and 2008, respectively. The $27.9 million increase in gross U.S. revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $18.4 million, as well as a 7.0% price increase for CUBICIN in October 2008, which resulted in $9.5 million of additional gross U.S. revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $8.8 million and $7.6 million for the three months ended June 30, 2009 and 2008, respectively. The increase in allowances against gross product revenue was primarily driven by increases in chargebacks and Medicaid rebates due to increased U.S. sales of CUBICIN, as well as the price increase described above. International product revenues of $2.7 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis AG, or Novartis, our EU partner for CUBICIN.

Service Revenues

Service revenues for the three months ended June 30, 2009, were $1.5 million versus zero for the three months ended June 30, 2008. Service revenues relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. We began promoting MERREM I.V. in the third quarter of 2008. Our agreement with AstraZeneca establishes a baseline annual payment to us of $20.0 million, to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. We assess the amount of revenue that we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount. We also earn a percentage of the gross profit earned by AstraZeneca on sales exceeding the annual baseline sales amount. The payment for any such sales over the baseline amount will be recorded in the quarter in which AstraZeneca provides us with its annual sales report. Service revenues from MERREM I.V. of $1.5 million for the three months ended June 30, 2009, represents the estimated minimum payment amount that we are entitled to through June 30, 2009, for 2009 performance, under our agreement with AstraZeneca.

Other Revenues

Other revenues were $0.5 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively. Other revenues for these periods consist primarily of the amortization of upfront payments, milestones and deferred product revenues under certain of our agreements with our international distribution partners for CUBICIN.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended June 30, 2009 and 2008:

	Three months ended
	June 30,
	2009	2008	% Change
	(in millions)
Cost of product revenues	$28.2	$22.0	28%
Research and development	32.4	45.2	(28)%
Sales and marketing	21.7	22.2	(2)%
General and administrative	12.6	10.5	20%
Total costs and expenses	$94.9	$99.9	(5)%

Cost of Product Revenues

Cost of product revenues were $28.2 million and $22.0 million in the three months ended June 30, 2009 and 2008, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly & Company, or Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. To the extent that we incur incremental costs related to service revenues, these amounts would also be included in the cost of product revenues. Our gross margin for each of the three months ended June 30, 2009 and 2008, was 78%. The increase in cost of product revenues of $6.1 million during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, is primarily attributable to the increase in sales of CUBICIN in the U.S.

Research and Development Expense

Total research and development expense in the three months ended June 30, 2009, was $32.4 million as compared to $45.2 million in the three months ended June 30, 2008, a decrease of $12.8 million, or 28%. The decrease in research and development expenses was due primarily to a decrease of $17.5 million as a result of the upfront and milestone payments made during the three months ended June 30, 2008, pursuant to our agreement with Dyax, and a decrease of $3.4 million in process development activities and testing initiated in 2008 for our pre-clinical compounds. These decreases were offset by (i) an increase of $2.8 million in collaboration expense primarily related to our agreement with Alnylam; (ii) an increase of $2.4 million in salaries and other employee benefits due to an increase in headcount; and (iii) an increase of $2.1 million in clinical trial expenses due to the higher number of studies that we are conducting.

Sales and Marketing Expense

Sales and marketing expense in the three months ended June 30, 2009, was $21.7 million as compared to $22.2 million in the three months ended June 30, 2008, a decrease of $0.5 million, or 2%. The decrease in sales and marketing expense is primarily related to a decrease in employee-related expenses, including travel and entertainment, offset by increased marketing expense.

General and Administrative Expense

General and administrative expense in the three months ended June 30, 2009, was $12.6 million as compared to $10.5 million in the three months ended June 30, 2008, an increase of $2.1 million, or 20%. The increase is primarily due to an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended June 30, 2009 and 2008:

	Three months ended
	June 30,
	2009	2008	% Change
		(As adjusted)
	(in millions)
Interest income	$0.9	$2.0	(53)%
Interest expense	(5.2)	(4.9)	6%
Total other income (expense), net	$(4.3)	$(2.9)	47%

Interest Income

Interest income in the three months ended June 30, 2009, was $0.9 million as compared to $2.0 million in the three months ended June 30, 2008, a decrease of $1.1 million, or 53%. The decrease in interest income is due primarily to a decrease of $1.6 million related to lower rates of return on our investments resulting from a decline in overall market interest rates, offset by an increase of $0.5 million related to a higher average cash and cash equivalents balance in 2009 than in 2008.

Interest Expense

Interest expense in the three months ended June 30, 2009, was $5.2 million as compared to $4.9 million in the three months ended June 30, 2008, an increase of $0.3 million, or 6%. In January 2009, we adopted FSP APB 14-1. The adoption of FSP APB 14-1 required us to adjust prior periods as if FSP APB 14-1 had been in effect in prior periods. Interest expense for the three months ended June 30, 2009 and 2008, included $3.3 million and $3.0 million, respectively, of interest expense relating to the amortization of a debt discount as a result of the application of FSP APB 14-1. The adoption of FSP APB 14-1 is discussed in Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements.

The table below summarizes our interest expense for the three months ended June 30, 2009 and 2008, following the adoption of FSP APB 14-1:

	Three months ended June 30,
	2009	2008
		(As adjusted)
	(in millions)
Contractual interest coupon payment	$1.7	$1.7
Amortization of discount on debt	3.3	3.0
Amortization of the liability component of the deferred financing costs	0.2	0.2
Total interest expense	$5.2	$4.9

Provision for Income Taxes

For the three months ended June 30, 2009, our provision for income taxes was $7.8 million on income before income taxes of $31.6 million, resulting in an effective income tax rate of 24.7%.  The difference between the effective tax rate and the U.S. federal statutory income tax rate of 35% is primarily the result of a $3.0 million net income tax benefit for discrete items related to the termination of the development of the HCV compound acquired from Illumigen Biosciences, Inc., or Illumigen. Included in this net benefit was the impact of writing off Illumigen’s federal net operating loss carryforwards, net of the related unrecognized benefit of $2.3 million. In addition, the effective tax rate is impacted by federal and state research and development credits, and state income taxes net of federal benefit.

For the three months ended June 30, 2008, we recorded an income tax provision of $0.1 million related to the federal alternative minimum tax expense and state income tax expense. The income tax provision was significantly lower than the comparable period in 2009 due to maintaining a full valuation allowance on our deferred tax assets through the third quarter of 2008, as described in Note L., “Income Taxes,” in the accompanying notes to the condensed consolidated financial statements.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Revenues

The following table sets forth revenues for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008	% Change
	(in millions)
U.S. product revenues, net	$238.5	$185.4	29%
International product revenues	4.9	3.8	30%
Service revenues	7.6	—	N/A
Other revenues	0.9	0.8	6%
Total revenues, net	$251.9	$190.0	32%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $243.4 million in the six months ended June 30, 2009, and $189.2 million in the six months ended June 30, 2008, an increase of $54.2 million, or 29%. Gross U.S. revenues from sales of CUBICIN totaled $255.8 million and $199.1 million for the six months ended June 30, 2009 and 2008, respectively. The $56.7 million increase in gross U.S. revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $39.3 million, as well as a 7.0% price increase for CUBICIN in October 2008, which resulted in $17.4 million of additional gross U.S. revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $17.3 million and $13.7 million, for the six months ended June 30, 2009 and 2008, respectively. The increase in allowances against gross product revenue was primarily driven by increases in chargebacks and Medicaid rebates due to increased U.S. sales of CUBICIN, as well as the price increases described above. International product revenues of $4.9 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from Novartis, our EU partner for CUBICIN.

Service Revenues

Service revenues for the six months ended June 30, 2009, were $7.6 million versus zero for the six months ended June 30, 2008. Service revenues relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. We began promoting MERREM I.V. in the third quarter of 2008. Our agreement with AstraZeneca establishes a baseline annual payment to us of $20.0 million, to be adjusted up or down based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount. We assess the amount of revenue that we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount. We also earn a percentage of the gross profit earned by AstraZeneca on sales exceeding the annual baseline sales amount. The payment for any such sales over the baseline amount will be recorded in the quarter in which AstraZeneca provides us with its annual sales report. Service revenues from MERREM I.V. of $7.6 million for the six months ended June 30, 2009, represents (i) the estimated minimum payment amount that we are entitled to through June 30, 2009, for 2009 performance, under our agreement with AstraZeneca; and (ii) a $4.6 million payment reflecting the percentage of gross profit that we received during the first quarter for sales exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009.

Other Revenues

Other revenues were $0.9 million and $0.8 million for the six months ended June 30, 2009 and 2008. Other revenues for these periods consist primarily of the amortization of upfront payments, milestones and deferred product revenues under certain of our agreements with our international distribution partners for CUBICIN.

Costs and Expenses

The following table sets forth costs and expenses for the six months ended June 30, 2009 and 2008:

	Six months ended
	June 30,
	2009	2008	% Change
	(in millions)
Cost of product revenues	$52.6	$42.0	25%
Research and development	82.9	67.6	23%
Sales and marketing	41.1	42.2	(2)%
General and administrative	23.6	21.9	7%
Total costs and expenses	$200.2	$173.7	15%

Cost of Product Revenues

Cost of product revenues were $52.6 million and $42.0 million in the six months ended June 30, 2009 and 2008, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. To the extent that we incur incremental costs related to service revenues, these amounts are included in the cost of product revenues. Our gross margin for each of the six months ended June 30, 2009 and 2008, was 78%. The increase in cost of product revenues of $10.5 million during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, is primarily attributable to the increase in sales of CUBICIN in the U.S.

Research and Development Expense

Total research and development expense in the six months ended June 30, 2009, was $82.9 million as compared to $67.6 million in the six months ended June 30, 2008, an increase of $15.3 million, or 23%. The increase in research and development expense was due primarily to (i) an increase in license and collaboration expenses primarily due to $20.0 million of upfront payments related to the Alnylam license and collaboration agreement which we entered into in January 2009, offset by $17.5 million of upfront and milestone payments related to the Dyax license and collaboration agreement which we entered into in April 2008; (ii) an increase of $5.7 million in payroll, benefits, travel and other employee-related expenses due to an increase in headcount; and (iii) an increase of $5.5 million in clinical expenses due to the higher number of studies that we are conducting.

Sales and Marketing Expense

Sales and marketing expense in the six months ended June 30, 2009, was $41.1 million as compared to $42.2 million in the six months ended June 30, 2008, a decrease of $1.0 million, or 2%. The decrease in sales and marketing expense is primarily related to a decrease in employee-related expenses, including travel and entertainment.

General and Administrative Expense

General and administrative expense in the six months ended June 30, 2009, was $23.6 million as compared $21.9 million in the six months ended June 30, 2008, an increase of $1.6 million, or 7%. This increase is primarily due to an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates.

Other Income (Expense), net

The following table sets forth other income (expense), net for the six months ended June 30, 2009 and 2008:

	Six months ended
	June 30,
	2009	2008	% Change
		(As adjusted)
	(in millions)
Interest income	$2.0	$5.3	(62)%
Interest expense	(10.3)	(11.1)	(7)%
Other income (expense)	—	(1.3)	(97)%
Total other income (expense), net	$(8.3)	$(7.1)	17%

Interest Income

Interest income in the six months ended June 30, 2009, was $2.0 million as compared to $5.3 million in the six months ended June 30, 2008, a decrease of $3.3 million, or 62%. The decrease in interest income is due primarily to a decrease of $4.5 million related to lower rates of return on our investments resulting from a decline in overall market interest rates, offset by an increase of $1.2 million related to a higher average cash and cash equivalents balance in 2009 than in 2008.

Interest Expense

Interest expense in the six months ended June 30, 2009, was $10.3 million as compared to $11.1 million in the six months ended June 30, 2008, a decrease of $0.8 million, or 7%. The decrease in interest expense is due to the write-off of approximately $0.8 million of debt issuance costs as a result of the repurchase of $50.0 million of our convertible subordinated notes due June 2013, or the 2.25% Notes, in February 2008.

In January 2009, we adopted the provisions of FSP APB 14-1. The adoption of FSP APB 14-1 required us to adjust prior periods as if FSP APB 14-1 had been in effect in prior periods. Interest expense for the six months ended June 30, 2009 and 2008, included $6.5 million and $6.4 million, respectively, of interest expense relating to the amortization of a debt discount as a result of the application of FSP APB 14-1. The adoption of FSP APB 14-1 is discussed in Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements.

The table below summarizes our interest expense for the six months ended June 30, 2009 and 2008, following the adoption of FSP APB 14-1:

	Six months ended June 30,
	2009	2008
		(As adjusted)
	(in millions)
Contractual interest coupon payment	$3.4	$3.4
Amortization of discount on debt	6.5	6.4
Amortization of the liability component of the deferred financing costs	0.4	1.3
Total interest expense	$10.3	$11.1

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2009, was de minimis compared to other expense of $1.3 million for the six months ended June 30, 2008. Other expense for the six months ended June 30, 2008, primarily consists of a net loss on the repurchase of $50.0 million of the 2.25% Notes in February 2008, as adjusted under FSP APB 14-1.

Provision for Income Taxes

For the six months ended June 30, 2009, our provision for income taxes was $11.8 million on income before income taxes of $43.4 million, resulting in an effective income tax rate of 27.2%. The difference between the effective tax rate and the U.S. federal statutory income tax rate of 35% is primarily the result of a $3.0 million net income tax benefit for discrete items related to the termination of the development of the HCV compound acquired from Illumigen. Included in this net benefit was the impact of writing off Illumigen’s federal net operating loss carryforwards, net of the related unrecognized benefit of $2.3 million. In addition, the effective tax rate is impacted by federal and state research and development credits, and state income taxes net of federal benefit.

For the six months ended June 30, 2008, we recorded an income tax provision of $0.8 million related to the federal alternative minimum tax expense and state income tax expense.  The income tax provision was significantly lower than the comparable period in 2009 due to maintaining a full valuation allowance on our deferred tax assets through the third quarter of 2008, as described in Note L., “Income Taxes,” in the accompanying notes to the condensed consolidated financial statements.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

As of June 30, 2009, we had an accumulated deficit of $287.0 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, investments in other product opportunities, our business development activities, and to enforce our intellectual property rights. Our total cash, cash equivalents and investments at June 30, 2009, was $474.4 million as compared to $417.9 million at December 31, 2008. Based on our current business plan, we believe that our available cash, cash equivalents and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be distressed.

Operating Activities

Net cash flows provided by operating activities are as follows:

	Six months ended June 30,
	2009	2008
		(As adjusted)
	(in millions)
Net income	$31.6	$8.5
Non-cash charges, net	31.0	22.9
Cash (used in) provided by working capital	(5.8)	3.3
Net cash flows provided by operating activities	$56.8	$34.7

Net cash provided by operating activities increased by $22.1 million for the six months ended June 30, 2009, as compared to the same period of 2008, driven by a $23.1 million increase in net income primarily as a result of increased sales of CUBICIN.  Operating activities were also impacted by an increase of $8.1 million in non-cash charges, offset by cash used for working capital. The increase in non-cash charges is primarily attributable to a $10.0 million increase in our deferred income tax provision as a result of a reversal of the valuation allowance on our deferred tax assets in the fourth quarter of 2008. Additional cash used in working capital is primarily related to an increase of $11.1 million in royalty payments made to Eli Lilly during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, as a result of increased sales of CUBICIN in the U.S.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2009 and 2008, was $58.3 million and $21.0 million, respectively. The $37.3 million increase in cash used during the six months ended June 30, 2009, is primarily related to the purchase of $50.0 million in certificates of deposit. Cash used in investing activities during the six months ended June 30, 2008, included the payment of $10.2 million to former shareholders of Illumigen, which we acquired in December 2007. Cash used in investing activities in the six months ended June 30, 2009 and 2008, also included cash outflows for purchases of property and equipment. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investment activities.

Financing Activities

Net cash of $1.8 million was provided by financing activities in the six months ended June 30, 2009, as compared to $44.3 million used in financing activities in the six months ended June 30, 2008. Net cash provided by financing activities in the six months ended June 30, 2009 and 2008, includes cash received from stock option exercises and purchases of common stock through our employee stock purchase plan. During the six months ended June 30, 2008, approximately $46.8 million of cash was used to repurchase $50.0 million of our 2.25% Notes.

Long-term Investments

At June 30, 2009, and December 31, 2008, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair value. Due to repeated failed auctions since August 2007, we do not consider these securities to be liquid and have therefore classified them as long-term investments as of June 30, 2009, and December 31, 2008. A severe decline in and deterioration of the financial markets have impacted the fair value of our auction rate securities. As of June 30, 2009, we estimate the fair value of the auction rate securities to be $15.2 million. Our investment in auction rate securities is our only asset measured using Level 3 inputs, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, as of June 30, 2009, and represents approximately 4.0% of the total financial assets measured at fair value. Additional information can be found in Note D., “Investments,” in the accompanying notes to the condensed consolidated financial statements.

The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. The fair value of our auction rate securities increased by $6.2 million from $8.9 million as of December 31, 2008, primarily related to improved financial market conditions. The $6.2 million decrease in unrealized losses is included in other comprehensive income for the three and six months ended June 30, 2009. We will continue to monitor the securities and the financial markets, and if there is deterioration in the fair value of these securities, individually or in the aggregate, it could result in other-than-temporary impairment charges.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS

Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of June 30, 2009.

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

Commitments and Contingencies

Legal Proceedings

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit.

We have retained the services of Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, to represent us in the ANDA litigation.  We have entered into a fee arrangement with WilmerHale under which we will pay WilmerHale a fixed monthly fee over the course of the litigation and a potential additional payment that could be due to WilmerHale based on the ultimate outcome of the lawsuit.  We are accruing amounts due to WilmerHale based on our best estimate of the fees that we expect to incur under SFAS No. 5, “Accounting for Contingencies,” as services are provided. Based on the nature of this fee arrangement, we could incur legal fees in excess of amounts accrued as a result of future events.

Business Agreements

Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. During the six months ended June 30, 2009, we made a $20.0 million upfront payment to Alnylam, which represented the payment due upon signing our collaboration agreement with Alnylam for the development and commercialization of Alnylam’s RNAi therapeutics as potential therapy for the treatment of RSV infection. This payment was included in research and development expense for the six months ended June 30, 2009. Additional information regarding our business agreements can be found in Note C., “Business Agreements,” in the accompanying notes to the condensed consolidated financial statements and in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Also, as discussed in the notes to the condensed consolidated financial statements, we adopted the provisions of FASB Staff Position No. FAS 115-2, and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, which establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. As a result, we recorded a cumulative effect adjustment resulting in a reclassification of $8.8 million from accumulated deficit to accumulated other comprehensive loss as of April 1, 2009, representing our estimate of non-credit losses. The determination of the bifurcation of impairment between credit and non-credit losses is highly judgmental and changes in certain estimates and assumptions could affect the amount and timing of loss realization.

Except as noted above, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 27, 2009, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2008, or Form 10-K. For more information on our critical accounting policies, refer to our Form 10-K.

Recent Accounting Pronouncements

Refer to Note B., “Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since December 31, 2008. For a discussion of our market risk exposure, refer to “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.

Our fixed rate 2.25% Notes are carried at cost, net of a debt discount, on our condensed consolidated balance sheets. As of June 30, 2009, the fair value of the 2.25% Notes was estimated by us to be $255.0 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease approximately $5.5 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On February 9, 2009, we received a Paragraph IV€ Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit.

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

We have invested a significant portion of our time and financial resources in the development and commercialization of CUBICIN. For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon its continued acceptance by the medical community and the future market demand and medical need for CUBICIN. The FDA approved CUBICIN in September 2003 for the treatment of complicated skin and skin structure infections, or cSSSI, and we launched CUBICIN in the U.S. in November 2003. In May 2006, the FDA approved CUBICIN for the additional indication of S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

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

As of June 30, 2009, CUBICIN had been approved in a total of 60 countries, including the U.S., and has received an import license in another. Today, CUBICIN is being marketed in 31 of these countries, including the U.S., with an additional 4 new market launches anticipated in 2009, all of these being in territories in which our partner, Novartis, markets CUBICIN. In the EU and other countries covered by the EU approval, CUBICIN is approved for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. To date, EU sales have grown more slowly than U.S. sales due primarily to lower overall MRSA rates in the hospital and community, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors. We cannot guarantee that our international CUBICIN partners will be successful in launching or marketing CUBICIN in their markets. Moreover, we only receive a portion of the revenues from sales of CUBICIN by our international partners.

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

•                  the continued growth of the overall market into which CUBICIN is sold;

•                  the level of access that our sales force has to physicians who are likely to prescribe CUBICIN;

•                  effects of the economic downturn in the U.S. and around the world, which could lower demand for CUBICIN due to, for example, pharmacists’, hospitals’, insurers’ and third party payors’ attempts to minimize costs by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals;

•                  our ability to continue to successfully sell CUBICIN and MERREM I.V. in the U.S. using the same sales force; and

•                  our international partners’ efforts and their success in achieving marketing approval for and selling CUBICIN in their respective territories, particularly by Novartis in the EU.

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

The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors with respect to any of our or their pending patent applications for CUBICIN, our other drug candidates, or our research technologies or with respect to any patent applications filed by us in the future. We also cannot be sure that any of our or our licensors’ existing patents or any patents that may be granted to us or our licensors in the future will be commercially useful in protecting CUBICIN, our other drug candidates or our other technology. Of particular concern for a company like ours that is primarily dependent upon one product, CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called “the Orange Book” are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or until August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in the litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

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

We are completely dependent on third parties to manufacture CUBICIN and MERREM I.V. As a result, our commercialization of CUBICIN could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of CUBICIN or fail to do so at acceptable prices, and our revenues from the promotion of MERREM I.V. could be stopped, delayed or impeded if AstraZeneca fails to supply sufficient quantities of MERREM I.V.

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

The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth. In January 2009,

Pfizer and Wyeth announced that Pfizer has agreed to acquire Wyeth. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form.

In November 2008, an FDA Anti-infective Drug Advisory Committee, or AIDAC, meeting was held to discuss pending NDAs for three antibiotics: telavancin, filed by Theravance, Inc., or Theravance; oritavancin, filed by Targanta Therapeutics Corporation, which in late February 2009, became a wholly-owned subsidiary of The Medicines Company; and iclaprim, filed by Arpida Ltd. The NDAs for each of these agents sought approval for the treatment of cSSSI. The AIDAC voted in favor of approval of telavancin and made recommendations regarding certain safety issues regarding telavancin. In late January 2009, Theravance submitted an NDA for telavancin as a potential therapy for hospital-acquired pneumonia, or HAP, based on the positive results of the telavancin HAP Phase 3 trial announced in December 2007. The “PDUFA date”, or the date by which the FDA has said it will decide on approval of an NDA filing, for Theravance’s HAP submission is November 26, 2009. In late April 2009, Theravance announced that the FDA accepted as complete for review its response to the February 2009 Complete Response letter from the FDA outlining requirements for approval of telavancin for the treatment of cSSSI. The Complete Response letter required a Risk Evaluation and Mitigation Strategy and a boxed warning related to the risk of teratogenicity (the ability to cause birth defects) and requested data on patients with certain renal risk factors from the cSSSI and HAP studies, revisions to the draft label, and a customary safety update. The PDUFA date for Theravance’s cSSSI submission is September 16, 2009. No additional clinical trials are required. The AIDAC, in November 2008, also voted against approval of oritavancin and iclaprim based on the data submitted in their respective NDAs, and the FDA recently issued complete response letters on the NDAs for these drugs, indicating that they were not approvable at this time for treatment of cSSSI. The FDA also is reviewing an NDA for ceftobiprole, a broad spectrum agent with MRSA activity, which was submitted in May 2007 by a division of Johnson & Johnson, which has an exclusive worldwide license to ceftobiprole from Basilea Pharmaceutica Ltd. or Basilea. Johnson & Johnson announced that its Complete Response (to the Approvable Letter received by Johnson & Johnson in March 2008) was accepted in September 2008 as a Class 2 Complete Response. In late February, Basilea announced that as a result of FDA inspections at investigator sites and of the sponsor, the FDA suggested that Johnson & Johnson have additional clinical site audits performed. These additional audits were anticipated to occur in the first half of 2009 with a Complete Response submission foreseen in the second half of this year. Basilea also announced that it has filed claims in arbitration against Johnson & Johnson and affiliated companies related to delays in approval of ceftobiprole. Telavancin and ceftobiprole may be approved and marketed in the near future and could compete with CUBICIN. Oritavancin and iclaprim, as well as other antibiotics in clinical development, could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. If Teva’s ANDA is ultimately approved by the FDA and Teva launches a generic version of CUBICIN, which could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court) has expired and Teva decides to launch prior to the district court decision, then we would face competition in the U.S. from a generic version of CUBICIN. This would likely impact our ability to sell CUBICIN at current prices and also negatively impact our market share. This would therefore likely have a significant adverse impact on our financial condition and results of operations.

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

In addition, our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006, with seven more added in 2007 and 2008. To date, EU sales have grown more slowly than U.S. sales due primarily to lower overall MRSA rates in the hospital and community, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors. Other than in the EU, our international partners have launched CUBICIN in 15 countries and 11 of these launches have taken place in the last twelve months.  We cannot guarantee that our partners will be successful in launching or marketing CUBICIN in their markets.

Our business may suffer if we fail to manage our growth and increased breadth of our activities effectively.

We have expanded the scope of our business significantly over the last year. Since the beginning of 2008, we have added MERREM I.V. as a product that we promote while we continue to sell CUBICIN, in-licensed and have been progressing two clinical stage drug candidates and initiated Phase 1 clinical trials for two internally developed drug candidates. We also have grown our employee base substantially, particularly in research and development and sales. Prior to 2008, we never promoted more than one product at one time, nor had we ever had more than two drug candidates in clinical development. We plan to continue to add products and drug candidates through internal development and in-licensing over the next several years and to continue the development of our existing drug candidates that demonstrate the requisite efficacy and safety to advance in clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue to build our organization and make significant additional investments in personnel, information management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to effectively manage and progress all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

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

We may seek or be required by regulatory authorities to test our drug candidates or drug products in clinical trials with pediatric patients as subjects. In order to initiate clinical trials in pediatric patients, sponsor companies must demonstrate that the drug candidate is not only safe, but has the potential for efficacy in adults. This makes it more difficult to initiate clinical trials in pediatric patients and could delay clinical development programs that are targeted at pediatric patients. In addition, following entry into force in the EU of new legislation governing medicinal products for pediatric use, manufacturers are required to include data from studies conducted in compliance with an agreed-upon pediatric investigation plan, or PIP, on the use of such medicinal products with their marketing authorization applications for new medicines and line-extensions for existing patent-protected medicines or obtain a waiver or a deferral of such requirement from the European Medicines Agency, or EMEA. We cannot guarantee that we would be able to obtain such a waiver or deferral and the nature of our drug candidates may make preparation of any required PIP and generation of the related data difficult. This, in turn, may delay the submission of our marketing authorization application for the medicinal product.

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

If clinical trials for our drug candidates are unsuccessful, delayed or cancelled, particularly either of our two Phase 2 clinical trials of ecallantide as a potential treatment for the prevention of blood loss during cardiothoracic surgery, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

If we are unable to discover, in-license, or acquire drug candidates, we will not be able to implement our current business strategy.

We have made significant investments in research and development over the years since we were founded and have recently increased our research and development workforce. However, except for the drug candidates for which we recently initiated Phase 1 clinical trials, none of our internally developed product candidates have reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-developed drug candidates or that there will be clinical benefits associated with CB-182,804, CB-183,315 or any other drug candidates that we do develop. We are researching other drug candidates for potential clinical development. However, most drug candidates never make it to the clinical development stage. Even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a commercial product.

CUBICIN and our other drug candidates that have progressed to Phase 2 clinical trials were the result of in-licensing patents and technologies from third parties. These types of in-licensing activities represent a significant expense and generally require us to make upfront payments, pay development and commercialization milestone payments and royalties to other parties on product sales, as do our in-licensing agreements for CUBICIN, ecallantide and, with respect to the non-North American territory, ALN-RSV01. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs with a third party. For example, under our collaboration with Alnylam, we equally share the costs and profits of developing and commercializing ALN-RSV01 in North America with Alnylam. We intend to continue to source drug candidates through acquisition or in-licensing. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. In particular, in recent years, very large pharmaceutical companies with significant resources, such as Novartis and Pfizer, have focused their attention on opportunities in the anti-infective marketplace. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business. If we needed additional capital to fund our acquisition or in-licensing of such a candidate, we would need to seek financing by borrowing funds or through the capital markets. Given the current distress in the financial and credit markets, it may be difficult for us to acquire the capital that we would need.

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

We, and/or our partners, will need to obtain regulatory approvals for CUBICIN in international jurisdictions in which CUBICIN has not yet received approvals, for our existing drug candidates and for any other drug candidates in order to commercialize them as products, and our ability to generate revenues from the commercialization and sale of products resulting from our development efforts is contingent upon obtaining and maintaining these approvals.

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Any drug candidate will require governmental approvals prior to commercialization. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU and other countries covered by the EU approval, for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. Novartis and our other collaborators, including AstraZeneca AB or its affiliates, Sepracor, Inc. (successor-in-interest to Oryx Pharmaceuticals Inc.), Kuhnil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval, or an import license, for marketing CUBICIN in 28 countries outside of the EU for the same, or very similar, indications for which we have approval in the U.S. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

Even if our drug products are approved for marketing and commercialization, we will need to comply with post-approval clinical study commitments in order to maintain the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with RIE. We worked with the FDA to design these studies and have completed one study of CUBICIN in renal-compromised patients. In late 2008, we submitted a proposal for a follow-on study in these renal-compromised patients to the FDA and await discussions with the FDA before proceeding further. We initiated studies of CUBICIN in pediatric patients in 2005 and those with RIE in 2008. Our business could be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN.

In addition, adverse medical events that occur during clinical trials or during commercial marketing of CUBICIN could result in claims against us and the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline. In particular, our ongoing pediatric trial, which we are conducting as part of our Phase 4 clinical study commitments to the FDA, exposes us to more uncertain and potentially greater risk because of the age of the patients.

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

•                  in situations, such as with ecallantide, where our collaborator retains rights to develop and commercialize the product, or with ALN-RSV01, where we and our collaborator share decision-making power with respect to development of the product, we and our collaborator may not agree on decisions that could affect the development, regulatory approval, manufacture or commercial viability of the product;

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

We acquired Illumigen in December 2007, which was only the second business acquisition we have made since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Also, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. If the credit and financial markets continue to be distressed, we may not be able to replenish our cash resources on favorable terms or at all or we may have to issue additional shares on unfavorable terms which would exacerbate the dilution to our shareholders. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target, or that the accounting effect of the acquisition under new accounting rules will not be what we had anticipated. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. For example, a primary reason we acquired Illumigen was for the compound that Illumigen was developing for the treatment of HCV. We recently terminated development of this compound.

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

We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today’s tightened and fluctuating credit and financial markets. Such risks, including any additional write downs of our auction rate securities or the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, additional impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, we recorded an other-than-temporary impairment charge on our $58.1 million par value auction rate securities, which are currently recorded at their fair value of $15.2 million. We will continue to monitor the credit and financial markets, and if there is continued deterioration, the fair value of our auction rate securities could decline further resulting in additional other-than-temporary impairment charges.

We have incurred substantial losses in the past and may incur additional losses.

We have been profitable for eleven consecutive quarters before considering the retrospective application of the provisions of Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. The adoption of FSP APB 14-1 required us to adjust prior periods to include additional non-cash interest expense, causing certain profitable quarters to be adjusted to a loss. Including the impact of the adoption of FSP APB 14-1, we generated net income (loss) of $23.8 million and $(1.3) million for the three months ended June 30, 2009 and 2008, respectively. Including the impact of the adoption of FSP APB 14-1, we generated net income of $31.6 million and $8.5 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, we had an accumulated deficit of $287.0 million.

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

An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in the litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

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

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Sections 6001, 6002, and 6003 of the Deficit Reduction Act of 2005 made significant changes to the Medicaid prescription drug provisions of the Social Security Act. These changes include, but are not limited to, revising the definition of average manufacturer price, or AMP, establishing an obligation to report AMP on a monthly basis, in addition to a quarterly basis, establishing a new formula for calculating federal upper limits, requiring rebates for certain physician-administered drugs, and clarifying rebate liability for authorized generic drugs. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index — Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

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

Our company, our drug products, the manufacturing facilities for our drug products and our promotion and marketing materials are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including good manufacturing practices, regulations, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product that we are developing or commercializing, further regulatory approval will be required.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 4, 2009, our stockholders voted on the following four items, as follows:

1.     The stockholders re-elected Kenneth Bate, Nancy Hutson and Martin Soeters to serve as Class I Directors, each to hold office until 2012 and until their respective successors have been duly elected and qualified. The following votes were tabulated with respect to the election:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
Kenneth Bate	50,311,654	2,398,842
Nancy Hutson	52,289,154	421,342
Martin Soeters	52,237,493	473,003

In addition, following the annual meeting, the terms of the directorships of Michael W. Bonney,  Mark Corrigan, Sylvie Grégoire, Walter Maupay, Martin Rosenberg, Matthew Singleton and Michael Wood continued.

2.     The stockholders approved an amendment to our Amended and Restated 1997 Employee Stock Purchase Plan, or ESPP, to increase the number of shares issuable under the ESPP by 500,000 shares by the following votes:

For	Against	Abstain	Broker Non-Vote
44,482,927	3,097,140	33,739	5,096,690

3.     The stockholders approved amendments to our Amended and 2002 Directors’ Equity Incentive Plan to increase the number of shares issuable under the plan by 400,000 shares and to extend the term of the plan by three years by the following votes:

For	Against	Abstain	Broker Non-Vote
31,650,640	15,925,740	37,426	5,096,690

4.     The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, by the following votes:

For	Against	Abstain	Broker Non-Vote
51,309,232	1,368,134	33,130	0

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1*       Amended and Restated 1997 Employee Stock Purchase Plan (Appendix A, Definitive Proxy Statement on Schedule 14A, filed on April 24, 2009, File No. 000-21379)

10.2*       Amended and Restated 2002 Directors Equity Incentive Plan (Appendix B, Definitive Proxy Statement on Schedule 14A, filed on April 24, 2009, File No. 000-21379)

10.3*       Amendment to offer letter of Santosh Vetticaden, dated as of April 13, 2009

10.4*       Amendment to offer letter of Santosh Vetticaden, dated as of June 23, 2009

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

*   Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

July 29, 2009
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)