Form 10-Q
period 2009-09-30
CUBIST PHARMACEUTICALS INC
filed 2009-10-27
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 22, 2009: 57,946,864.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended September 30, 2009

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$425,996	$409,023
Short-term investments	71,941	—
Accounts receivable, net	56,380	43,162
Inventory	22,980	21,958
Current deferred tax assets, net	46,758	46,577
Prepaid expenses and other current assets	11,228	12,456
Total current assets	635,283	533,176
Property and equipment, net	69,656	66,819
Intangible assets, net	17,517	19,720
Long-term investments	21,846	8,922
Deferred tax assets, net	32,250	55,670
Other assets	4,112	4,834
Total assets	$780,664	$689,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,269	$11,575
Accrued liabilities	57,941	68,009
Short-term deferred revenue	7,561	1,896
Total current liabilities	76,771	81,480
Long-term deferred revenue, net of short-term portion	19,213	19,444
Other long-term liabilities	3,616	3,696
Long-term debt, net	241,984	232,194
Total liabilities	341,584	336,814
Commitments and contingencies (Notes C, F, L, and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 57,912,625 and 57,430,200 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	58	57
Additional paid-in capital	696,796	679,640
Accumulated other comprehensive income	3,876	—
Accumulated deficit	(261,650)	(327,370)
Total stockholders’ equity	439,080	352,327
Total liabilities and stockholders’ equity	$780,664	$689,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Revenues:
U.S. product revenues, net	$137,660	$109,199	$376,180	$294,623
International product revenues	3,928	1,426	8,877	5,233
Service revenues	1,500	1,418	9,050	1,418
Other revenues	446	392	1,316	1,212
Total revenues, net	143,534	112,435	395,423	302,486

Costs and expenses:
Cost of product revenues	30,771	23,523	83,329	65,573
Research and development	35,527	28,629	118,440	96,186
Sales and marketing	18,883	22,223	60,020	64,393
General and administrative	12,857	9,341	36,446	31,295
Total costs and expenses	98,038	83,716	298,235	257,447

Operating income	45,496	28,719	97,188	45,039

Other income (expense):
Interest income	1,147	2,504	3,141	7,791
Interest expense	(5,293)	(4,977)	(15,576)	(16,028)
Other income (expense)	(24)	110	(57)	(1,226)
Total other income (expense), net	(4,170)	(2,363)	(12,492)	(9,463)

Income before income taxes	41,326	26,356	84,696	35,576

Provision for income taxes	15,947	1,387	27,765	2,153

Net income	$25,379	$24,969	$56,931	$33,423

Basic net income per common share	$0.44	$0.44	$0.99	$0.59
Diluted net income per common share	$0.42	$0.44	$0.98	$0.58

Shares used in calculating:
Basic net income per common share	57,842,403	56,761,058	57,673,057	56,458,964
Diluted net income per common share	68,534,597	67,960,170	68,322,580	57,857,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net income	$56,931	$33,423
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Loss on write-off of property	—	2,323
Loss on debt repurchase (including write-off of debt issuance costs)	—	2,294
Amortization of debt discount and debt issuance costs (excluding write-off relating to debt repurchase)	10,464	10,104
Accretion of decrease in credit loss on investments	(329)	—
Depreciation and amortization	8,885	6,547
Stock-based compensation	10,194	8,864
Charge for company 401(k) common stock match	2,535	2,001
Deferred income tax provision	23,239	—
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(13,218)	(11,850)
Inventory	(965)	(648)
Prepaid expenses and other current assets	3,228	(1,221)
Other assets	48	(350)
Accounts payable and accrued liabilities	(10,790)	7,191
Deferred revenue	5,434	919
Other long-term liabilities	(80)	1,028
Total adjustments	38,645	27,202
Net cash provided by operating activities	95,576	60,625

Cash flows from investing activities:
Purchases of investments	(123,871)	—
Sales of investments	50,000	—
Purchases of property and equipment	(9,189)	(19,735)
Acquisition of Illumigen, net of cash acquired	—	(10,191)
Net cash used in investing activities	(83,060)	(29,926)

Cash flows from financing activities:
Issuance of common stock, net	4,457	7,475
Repurchase of convertible subordinated debt	—	(46,845)
Net cash provided by (used in) financing activities	4,457	(39,370)

Net increase (decrease) in cash and cash equivalents	16,973	(8,671)
Cash and cash equivalents at beginning of period	409,023	354,785
Cash and cash equivalents at end of period	$425,996	$346,114

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accrued expenses	$370	$3,303

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

The year-end condensed balance sheet data was derived from audited financial statements, as adjusted in connection with the adoption of new accounting guidance for convertible debt with a cash conversion option on January 1, 2009, discussed further in Note F., “Debt,” but does not include all disclosures required by GAAP.

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

Investments

Short-term investments consist of certificates of deposit, corporate notes and U.S. treasury securities. Long-term investments consist of auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. Investments are considered available-for-sale as of September 30, 2009, and December 31, 2008, and are carried at fair value. Given the repeated failure of auctions for the auction rate securities, these investments are not considered to be liquid and are classified as long-term investments as of September 30, 2009, and December 31, 2008.

In April 2009, the Company adopted accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Under this guidance, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security or it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis, the entire impairment is considered other-than-temporary and is recognized in other income (expense). Otherwise, the impairment should be separated into an amount relating to the credit loss and an amount relating to all other factors, or non-credit loss. The other-than-temporary impairment relating to the credit loss is recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any non-credit loss is recognized, in certain circumstances, within equity as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. See Note D., “Investments,” for additional information.

Except for unrealized credit losses related to an other-than-temporary impairment, unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of any premium or discount arising at purchase, and declines in value judged to be other-than-temporary credit losses are included in other income (expense).

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments may consist of certificates of deposit, commercial paper, corporate notes, U.S. treasury securities, government agency securities, money market funds and auction rate securities. The Company’s cash, cash equivalents and investments are held primarily with four financial institutions in the U.S.

Cubist’s accounts receivable as of September 30, 2009, and December 31, 2008, primarily represent amounts due to the Company from wholesalers, including Cardinal Health, Inc., Amerisource Bergen Drug Corporation and McKesson Corporation, and the Company’s international distribution partners for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers and other customers and generally does not require collateral. For the three and nine months ended September 30, 2009, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2008.

	Percentage of total accounts receivable balance as of
	September 30, 2009	December 31, 2008

Cardinal Health, Inc.	24%	24%
Amerisource Bergen Drug Corporation	31%	27%
McKesson Corporation	19%	22%

	Percentage of total revenues for the three months ended		Percentage of total revenues for the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Cardinal Health, Inc.	23%	30%	26%	30%
Amerisource Bergen Drug Corporation	30%	29%	30%	29%
McKesson Corporation	17%	21%	17%	21%

Revenue Recognition

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $2.1 million and $1.4 million at September 30, 2009, and December 31, 2008, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the product’s expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end-users. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $5.5 million and $4.9 million at September 30, 2009, and December 31, 2008, respectively.

In the three months ended September 30, 2009 and 2008, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $13.2 million and $7.1 million, respectively. In the nine months ended September 30, 2009 and 2008, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $30.5 million and $20.7 million, respectively. The increase in the amount of the provisions that were offset against product revenues is primarily due to increases in chargebacks and Medicaid rebates resulting from increased revenues from U.S. sales of CUBICIN.

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

Service Revenues

Cubist promotes and provides other support for MERREM I.V. in the U.S. under the Company’s Commercial Services Agreement with AstraZeneca, which the Company entered into in July 2008. AstraZeneca provides marketing and commercial support for MERREM I.V. The Company recognizes the revenues from this agreement as service revenues. The agreement establishes a baseline annual payment to Cubist of $20.0 million received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the year  based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. Cubist recognizes revenues related to this agreement over each annual period of performance based on the minimum annual payment amount that it can receive under the agreement with AstraZeneca. Cubist assesses the amount of revenue it recognizes at the end of each quarterly period to reflect its actual performance against the annual baseline sales amount that could not be subject to adjustment based on future quarter performance. Amounts received in excess of revenue recognized are included in deferred revenues. The Company is also entitled to earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. The revenue for any such sales over the baseline amount will be recognized upon Cubist’s receipt of an annual report from AstraZeneca, which is expected to be received annually one quarter in arrears. Service revenues from MERREM I.V. of $1.5 million and $9.0 million for the three and nine months ended September 30, 2009, respectively, represent (i) the minimum payment amounts of $1.5 million and $4.5 million that the Company is entitled for the three and nine months ended September 30, 2009, respectively, for 2009 performance, under the agreement with AstraZeneca; and (ii) a $4.5 million payment reflecting the percentage of gross profit that Cubist received during the first quarter for sales exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009.

Other Revenues

Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist’s license, collaboration and commercialization agreements. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

License Revenues

Non-refundable license fees are recognized depending on the provisions of each agreement. The Company recognizes non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered. The Company’s assessment of its obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis.

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

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)

Net income basic	$25,379	$24,969	$56,931	$33,423

Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,053	1,599	3,249	—
Debt issuance costs, net of tax	141	213	433	—
Debt discount, net of tax	2,079	2,903	6,281	—

Net income diluted	$28,652	$29,684	$66,894	$33,423

Shares used in calculating basic net income per common share	57,842,403	56,761,058	57,673,057	56,458,964

Effect of dilutive securities:
Options to purchase shares of common stock and restricted stock units	942,764	1,449,682	900,093	1,398,583
Notes payable convertible into shares of common stock	9,749,430	9,749,430	9,749,430	—

Shares used in calculating diluted net income per common share	68,534,597	67,960,170	68,322,580	57,857,547

Net income per share, basic	$0.44	$0.44	$0.99	$0.59
Net income per share, diluted	$0.42	$0.44	$0.98	$0.58

Potential common shares excluded from the calculation of diluted net income per share as their inclusion would have been antidilutive, were:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)

Options to purchase shares of common stock and restricted stock units	3,140,551	2,019,042	4,426,959	3,482,788
Notes payable convertible into shares of common stock	—	—	—	9,974,782

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2009 and 2008, comprehensive income (loss) included the Company’s net income as well as increases and decreases in unrealized gains and losses on the Company’s available-for-sale securities.

The following table summarizes the components of comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
	(in thousands)		(in thousands)
Net income	$25,379	$24,969	$56,931	$33,423
Other comprehensive income (loss):
Other unrealized investment gains	70	—	70	—
Decrease (increase) of unrealized loss on long-term investments	6,350	(7,140)	12,595	(16,373)
Total other comprehensive income (loss):	6,420	(7,140)	12,665	(16,373)
Comprehensive income	$31,799	$17,829	$69,596	$17,050

In April 2009, the Company adopted accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Pursuant to the adoption of this guidance, the Company reviewed all previously recorded other-than-temporary impairments of securities as of April 1, 2009, and estimated that $40.4 million of the $49.2 million other-than-temporary impairment recognized in 2008 represented a credit loss. The remaining $8.8 million in previously recognized other-than-temporary impairment was determined by the Company to be due to non-credit related factors, which are now required, in certain circumstances, to be included as a component of accumulated other comprehensive income (loss). As a result, $8.8 million of the $49.2 million other-than-temporary impairment charge recognized by the Company in 2008 has been reclassified through a cumulative effect adjustment from accumulated deficit to accumulated other comprehensive loss as of April 1, 2009.

The following table sets forth the accumulated other comprehensive income (loss) activity during the nine months ended September 30, 2009:

(in thousands)
Balance at January 1, 2009	$—
Cumulative effect adjustment as a result of new accounting guidance adopted on April 1, 2009	(8,789)
Other comprehensive income for the nine months ended September 30, 2009	12,665
Balance at September 30, 2009	$3,876

Stock-Based Compensation

The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation, including restricted stock units, over the employees’ service periods. Compensation expense is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. The fair value of each stock-based award is expensed under the accelerated method for grants prior to the first quarter of 2006 and under the straight-line method for grants commencing in the first quarter of 2006. See Note E., “Employee Stock Benefit Plans,” for additional information.

Subsequent Events

Subsequent events have been evaluated through the filing of the financial statements accompanying this Report on Form 10-Q with the SEC on October 27, 2009.  Cubist had a nonrecognizable subsequent event, which is described in Note C., “Business Agreements.”

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendment changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of both whether an entity is a VIE and of the primary beneficiary. This amendment is effective as of January 1, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited.  The amendment requires companies to reassess, under the amended requirements, arrangements existing on or before the effective date of the amendment that may fit within its scope and requires retrospective application. The Company is currently evaluating the potential effect of the adoption of this amendment on its financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, this amendment eliminates the concept of a qualifying special-purpose entity for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The Company does not expect that the adoption of this amendment will have a material impact on its results of operations or financial condition.

C.            BUSINESS AGREEMENTS

In October 2009, Cubist entered into a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, to provide funding for the research and development of potential acute care therapeutics for the management of pain. Under the terms of the agreement, Cubist has the exclusive rights to research, develop, and commercialize licensed products. Cubist paid Hydra a $5.0 million upfront license fee in October 2009, which will be included in  research and development expense for the quarter ended December 31, 2009. Unless earlier terminated, pursuant to the terms of the agreement, Cubist will also provide Hydra with research and development funding payments of $5.0 million annually for the first and second years of the research collaboration.

In January 2009, Cubist entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam’s RNA interference, or RNAi, therapeutics as a potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which has recently completed a Phase 2 trial for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies. The agreement with Alnylam is structured as a 50/50 co-development and profit sharing arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. The development of licensed products in North America is governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist has the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between Cubist and Alnylam. For the rest of the world, excluding Asia, Cubist has sole responsibility for any required additional development of licensed products, at the Company’s cost, and the sole right to commercialize such products.

Upon signing the agreement with Alnylam, Cubist made a $20.0 million upfront payment to Alnylam. This payment is included in research and development expense for the nine months ended September 30, 2009. Cubist also has an obligation to make milestone payments to Alnylam if certain specified development and sales events are achieved in the rest of the world, excluding Asia. These development and sales milestone payments could total up to $82.5 million. In addition, if licensed products are successfully developed in the rest of the world, excluding Asia, Cubist will be required to pay Alnylam double digit royalties on net sales of such products in such territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, Alnylam will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license with development and sales milestone payments to be paid by Cubist to Alnylam which could total up to an aggregate of $130.0 million if certain specified development and sales events are achieved in North America and depending upon the timing of the conversion by Alnylam and the regulatory status of a collaboration product at the time of conversion. If Alnylam makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the existing royalty territory (i.e. the rest of the world, excluding Asia). Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country and licensed-product-by-licensed-product basis: (a) with respect to the royalty territory, upon the latest to occur of: (i) the expiration of the last-to-expire Alnylam patent covering a licensed product, (ii) the expiration of the “regulatory-based exclusivity period” (as defined in the agreement), and (iii) ten years from first commercial sale in such country of such licensed product by Cubist or its affiliates or sublicensees; and (b) with respect to North America, if Alnylam has not converted North America into the royalty territory, upon the termination of the agreement by Cubist upon specified prior written notice.

In December 2008, Cubist entered into a collaboration agreement with Forma Therapeutics, Inc., or Forma, to provide funding for the research and development of novel compounds using Forma’s proprietary technology. Cubist will have the exclusive rights to further research, develop and commercialize products using compounds resulting from the collaboration for the treatment of human disease. Under the terms of the agreement, Cubist paid Forma a $1.0 million technology access fee in December 2008. Cubist will also provide Forma with research funding payments totaling $3.0 million annually for 2009 and 2010 with an option to have Forma continue research in 2011 in exchange for additional funding. Upon the achievement of future events stipulated in the agreement, Cubist may incur compound fees of up to $2.0 million and may be required to make milestone payments of up to $13.4 million per program for up to four programs progressed by Cubist. Pursuant to the agreement, in January 2009, Cubist purchased a $2.0 million convertible note from Forma with an interest rate of 5% per year. This note is carried at cost and is included in other current assets on the condensed consolidated balance sheet as of September 30, 2009. The note will be converted into an investment in Forma on or before December 21, 2009.

D.            INVESTMENTS

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less as cash equivalents. These investments include money markets, certificates of deposits, corporate notes and U.S. treasury securities. Similar investments with original maturities of greater than three months, but less than 12 months, at the time of purchase are included in short-term investments.

Included in long-term investments are auction rate securities, which are private placement, synthetic collateralized debt obligations of $58.1 million in original cost. While the auction rate securities do not contractually mature until 2017, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities are classified as long-term investments as of September 30, 2009, and December 31, 2008, as they are no longer considered liquid.

During the quarter ended December 31, 2008, the Company recognized $49.2 million of other-than-temporary impairment charges on its auction rate securities in its consolidated statement of operations. In April 2009, the Company adopted accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, the Company recorded a cumulative effect adjustment, resulting in a reclassification of $8.8 million of non-credit losses related to the previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive loss. The non-credit loss was calculated as the difference between the $49.2 million impairment charges recorded previously and the $40.4 million of estimated credit losses as of April 1, 2009.

In estimating the credit losses of the Company’s previously recognized impairments as of April 1, 2009, and September 30, 2009, the Company estimated the present value of expected cash flows for each auction rate security compared to the securities’ amortized cost basis for the respective period. This process involved significant judgments and estimates specifically around default rates, recovery rates, interest rates and the timing of expected cash flows. In addition, the Company considered other available evidence, including trends in credit ratings, trends in assumptions used to determine fair value and changes in market conditions including the general economic environment. The Company’s estimates indicate an increase in the present value of expected cash flows as of September 30, 2009, which is being accreted to interest income using the effective interest method over the remaining maturities of the securities. As a result, approximately $0.3 million was recognized as interest income during the three months ended September 30, 2009. The determination of the bifurcation of impairment between credit and non-credit losses is highly judgmental and changes in certain estimates and assumptions, including those set forth above, could affect the amount and timing of loss realization.

The following table is a rollforward of the credit losses recognized in earnings on the auction rate securities (in thousands):

Balance at April 1, 2009	$—
Credit losses remaining in accumulated deficit	40,389
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(329)

Balance at September 30, 2009	$40,060

The following table summarizes the amortized cost and estimated fair values of the Company’s investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
	(in thousands)
Balance at September 30, 2009:
Bank deposits	$40,000	$—	$65	$40,065
U.S. treasury securities	49,970	—	9	49,979
Corporate notes	6,896	(2)	—	6,894
Auction rate securities	18,040	—	3,806	21,846

Balance at December 31, 2008:
Auction rate securities	$8,922	$—	$—	$8,922

Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires detailed disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. This standard classifies these inputs into the following hierarchy:

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

The fair values of the Company’s financial assets carried at fair value as of September 30, 2009, and December 31, 2008, are classified in the table below in one of the three categories described above:

	September 30, 2009
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Money market funds	$301,871	$—	$—	$301,871
Bank deposits	—	40,065	—	40,065
U.S. treasury securities	49,979	—	—	49,979
Corporate notes	6,894	—	—	6,894
Auction rate securities	—	—	21,846	21,846
Total assets	$358,744	$40,065	$21,846	$420,655

	December 31, 2008
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Money market funds	$334,522	$—	$—	$334,522
Auction rate securities	—	—	8,922	8,922
Total assets	$334,522	$—	$8,922	$343,444

Due to the fact that there is no active market for the Company’s auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates. Given the complex structure of the auction rate securities, the Company engaged Houlihan Smith & Company Inc., or Houlihan Smith, to assist it with its valuation. The Company used both the third party valuation model from Houlihan Smith and market bids received from Deutsche Bank AG, or DB, and Morgan Stanley to establish the fair value for these securities. The Company weighted the valuation model equally with the market bid sources when developing the final fair value, given the Company’s conclusion that both the valuation model and bids data points have equal relevance in estimating fair value.

The first data point used, Houlihan Smith’s valuation model and the resulting fair value assessment, incorporates the structure of each auction rate security, the 125 entity reference pool of credit default swaps, or CDS, spreads per reference entity, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. Houlihan Smith’s valuation model considers various components of risk, including market-based bond and CDS pricing and a corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. The model incorporates market data and CDS prices as of September 30, 2009. The Houlihan Smith valuation model includes the following ranges for key assumptions as of September 30, 2009: CDS spreads of 19 to 11,935 basis points and recovery rates on the auction rate securities between 20% and 30%. Cubist validated the underlying assumptions used in the model, including, but not limited to, bond default rates, bond recovery rates, credit ratings, cash flow streams and discount rates.

The second data point used to calculate fair value is actual market bids from DB and Morgan Stanley. The Company has no specific details regarding any auction rate securities being traded at these prices, but considers the market bids received from DB and Morgan Stanley as a relevant data point, given their role as brokers trading these types of securities.

Consistent with the Company’s investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. During the first half of 2009, all of the five auction rate securities the Company holds were downgraded by Standard & Poor’s, and Fitch Ratings downgraded four of the five auction rate securities. During the three months ended September 30, 2009, Standard & Poor’s downgraded one of the auction rate securities that the Company holds. As a result, the Standard & Poor’s credit ratings for these auction rate securities now range from BBB- to CCC+, and the Fitch Ratings for these auction rate securities now range from BBB to B. The underlying risk components of the auction rate securities include pools of CDS, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to CC. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities as of September 30, 2009.

Despite the downgrade in credit ratings and slightly worse CDS spreads, the fair value of the auction rate securities increased during the three months ended September 30, 2009, primarily as a result of lower projected default rates in Houlihan Smith’s valuation model, as well as higher market bids from both DB and Morgan Stanley, reflecting improvement in the financial market conditions. The Company believes that the credit ratings for the auction rate securities reflect their long-term outlook and credit profile, whereas fair value is reflected by the factors described above. The increase in fair value of $6.7 million and $12.9 million is included in other comprehensive income for the three and nine months ended September 30, 2009, respectively.

The Company will continue to monitor the auction rate securities and the financial markets, and if there is deterioration of the fair value of these securities, it could result in additional other-than-temporary impairment charges.

The table below provides a reconciliation of the fair value of the auction rate securities, for which the Company used Level 3 or significant unobservable inputs for the three and nine months ended September 30, 2009 and 2008:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3 Inputs)
	Auction Rate Securities
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Balance at beginning of period	$15,167	$34,166	$8,922	$43,399
Total realized and unrealized gains (losses)
Included in interest income	329	—	329	—
Included in comprehensive income (loss)	6,350	(7,140)	12,595	(16,373)
Balance at end of period	$21,846	$27,026	$21,846	$27,026

E.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock Option Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 2000 Equity Incentive Plan, 13,535,764 shares of common stock may be issued to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under this plan vest ratably on an annual basis over a four-year period. At September 30, 2009, there were 3,210,184 shares available for future grant under this plan.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 1,375,000 shares of common stock may be issued to members of the Company’s Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At September 30, 2009, there were 564,124 shares available for future grant under this plan.

Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Stock-Based Compensation Expense

The effect of recording stock-based compensation in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Stock-based compensation expense allocation:
Cost of product revenues	$71	$82	$210	$240
Research and development	1,119	843	3,131	2,449
Sales and marketing	1,106	1,005	3,093	2,924
General and administration	1,414	1,100	3,760	3,251
Total stock-based compensation	$3,710	$3,030	$10,194	$8,864

Valuation Assumptions

The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used for stock options granted:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock option plans:
Expected stock price volatility	49%	45%	49%	43%
Risk free interest rate	2.5%	3.0%	2.0%	2.9%
Dividend yield	—	—	—	—
Expected life	4 years	4 years	4 years	4 years

General Option Information

A summary of option activity for the nine months ended September 30, 2009, is as follows:

		Weighted
		Average Exercise
	Number	Price

Outstanding at December 31, 2008	7,959,482	$18.57
Granted	1,630,698	$15.54
Exercised	(244,395)	$11.55
Canceled	(158,523)	$20.02
Outstanding at September 30, 2009	9,187,262	$18.20

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

F.              DEBT

2.25% Notes

Cubist’s outstanding debt at September 30, 2009, consisted of $300.0 million aggregate principal amount of 2.25% convertible subordinated notes, or the 2.25% Notes. In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. As of September 30, 2009, the “if converted value” does not exceed the principal amount of the 2.25% Notes.  The fair value of the 2.25% Notes was estimated to be $288.0 million as of September 30, 2009, and was determined using quoted market rates.

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases, which were funded out of the Company’s working capital, reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.2 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in an adjusted net loss of $2.3 million, comprised of (i) a $1.3 million difference between the net carrying value and the fair value of the $50.0 million principal at the time of repurchase, recorded to other income (expense); (ii) the write-off of debt issuance costs of $0.8 million, recorded as a non-cash charge to interest expense; and (iii) transaction expenses of $0.2 million, recorded to general and administrative expense.

On January 1, 2009, Cubist adopted new accounting guidance which requires the issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability ($236.4 million as of June 2006, the date of issuance) and equity ($113.6 million as of the date of issuance) components in a manner that reflects the issuer’s non-convertible debt borrowing rate of similar debt. The equity component of $113.6 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability. This debt discount is amortized to the consolidated statement of operations over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. The net equity component recorded as additional paid-in capital was $66.0 million as of the date of issuance, which is net of deferred taxes of $44.0 million and debt issuance costs reclassified to additional paid-in capital of $3.6 million.

The provisions of this accounting guidance were retroactively applied to all periods since the 2.25% Notes were issued in June 2006 and resulted in an adjustment of the following amounts (in thousands, except per share amounts):

	As Previously
	Reported	Adjustment	As Adjusted

Consolidated Balance Sheet
December 31, 2008
Deferred income taxes	$127,792	$(25,545)	$102,247
Other assets	$6,740	$(1,906)	$4,834
Long-term debt	$300,000	$(67,806)	$232,194
Additional paid-in capital	$578,140	$101,500	$679,640
Accumulated deficit	$(266,225)	$(61,145)	$(327,370)

Consolidated Statements of Operations:
Three months ended September 30, 2008

Interest expense	$2,020	$2,957	$4,977

Basic net income per common share	$0.49	$(0.05)	$0.44
Diluted net income per common share	$0.44	—	$0.44

Consolidated Statements of Operations:
Nine months ended September 30, 2008

Interest expense	$7,322	$8,706	$16,028
Gross gain (loss) on debt repurchase	$3,343	$(4,655)	$(1,312)
Write-off of debt issuance costs	$1,176	$(382)	$794

Basic net income per common share	$0.83	$(0.24)	$0.59
Diluted net income per common share	$0.75	$(0.17)	$0.58

The adjustment to deferred income taxes as of December 31, 2008, primarily relates to the recognition of a deferred tax liability for the unamortized debt discount.

The table below summarizes the carrying amounts of the liability component of the 2.25% Notes as of September 30, 2009, and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(in thousands)

Total debt outstanding at the end of the period	$300,000	$300,000
Unamortized discount	(58,016)	(67,806)
Net carrying amount of the liability component	$241,984	$232,194

The net carrying value of the equity component of the 2.25% Notes as of both September 30, 2009, and December 31, 2008, was $57.5 million, which includes the reduction of additional paid-in capital of $8.5 million related to the February 2008 repurchase of $50.0 million in original principal amount of the 2.25% Notes.

The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. As of September 30, 2009, and December 31, 2008, the effective interest rate on the liability component of the 2.25% Notes was 8.37%. The debt issuance costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the condensed consolidated balance sheet and are amortized to interest expense ratably over the life of the 2.25% Notes. The costs associated with the equity component are included in additional paid-in capital and are not amortized. The table below summarizes the interest expense the Company incurred for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Contractual interest coupon payment	$1,687	$1,687	$5,063	$5,130
Amortization of discount on debt	3,332	3,065	9,790	9,417
Amortization of the liability component of the debt issuance costs	225	225	674	1,481
Other interest expense	49	—	49	—
Total interest expense	$5,293	$4,977	$15,576	$16,028

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens for general corporate purposes. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of September 30, 2009.

G.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2009	2008
	(in thousands)
Accrued incentive compensation	$3,226	$6,854
Accrued bonus	6,783	9,026
Accrued benefit costs	3,645	2,631
Accrued clinical trials	4,977	1,525
Accrued manufacturing costs	2,821	2,380
Accrued royalty	23,297	34,855
Other accrued costs	13,192	10,738
Total	$57,941	$68,009

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

Inventories consisted of the following at:

	September 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$9,181	$10,377
Work in process	6,610	5,970
Finished goods	7,189	5,611
Total	$22,980	$21,958

I.                 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30,	December 31,
	2009	2008
	(in thousands)
Building	$56,548	$54,019
Leasehold improvements	14,277	14,443
Laboratory equipment	23,096	17,741
Furniture and fixtures	1,958	1,873
Computer equipment	16,107	15,143
Construction in progress	2,342	1,590
	114,328	104,809
Less accumulated depreciation	(44,672)	(37,990)
Property and equipment, net	$69,656	$66,819

Depreciation expense was $2.4 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $6.7 million and $4.3 million for the nine months ended September 30, 2009 and 2008, respectively.

J.              INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30,	December 31,
	2009	2008
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	2,500	2,500
Acquired technology rights	28,500	28,500
Intellectual property and processes and other intangibles	5,388	5,388
	39,015	39,015
Less: accumulated amortization — patents	(2,230)	(2,184)
accumulated amortization — manufacturing rights	(1,979)	(1,667)
accumulated amortization — acquired technology rights	(11,911)	(10,068)
accumulated amortization — intellectual property	(5,378)	(5,376)
Intangible assets, net	$17,517	$19,720

Amortization expense was $0.7 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.2 million for each of the nine months ended September 30, 2009 and 2008. The estimated aggregate amortization of intangible assets as of September 30, 2009, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2009	$734
2010	2,937
2011	2,521
2012	2,521
2013	2,521
2014 and thereafter	6,283
$17,517

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

L.             INCOME TAXES

For the three and nine months ended September 30, 2009, the Company’s effective income tax rate was 38.6% and 32.8%, respectively. The difference between the effective tax rate for the nine months ended September 30, 2009, and the U.S. federal statutory income tax rate of 35% is primarily the result of a $3.0 million net income tax benefit for discrete items related to the termination of the development of the hepatitis C virus compound acquired from Illumigen Biosciences, Inc., or Illumigen. This net benefit included the write-off of Illumigen’s federal net operating loss carryforwards, less a $2.3 million reversal of the related unrecognized benefit. In addition, the effective tax rates for both the three and nine months ended September 30, 2009, are impacted by state income taxes net of federal benefit, partially offset by estimated federal and state research and development credits. The provision for income taxes recognized during the three and nine months ended September 30, 2009, was $15.9 million and $27.8 million, respectively.

For the three and nine months ended September 30, 2008, the Company’s provision for income taxes was $1.4 million and $2.1 million, respectively, and was significantly lower than the comparable periods in 2009 due to the Company maintaining a full valuation allowance on its deferred tax assets through the third quarter of 2008.

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

Cubist has retained the services of Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, to represent the Company in the ANDA litigation. Cubist entered into a fee arrangement with WilmerHale under which the Company will pay WilmerHale a fixed monthly fee over the course of the litigation and a potential additional payment that could be due to WilmerHale based on the ultimate outcome of the lawsuit. The Company is accruing amounts due to WilmerHale based on its best estimate of the fees that it expects to incur as the services are provided. Based on the nature of this fee arrangement, Cubist could incur legal fees in excess of amounts accrued as a result of future events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,” ‘‘will,” ‘‘could,” ‘‘should,” ‘‘would,” ‘‘expect,” ‘‘anticipate,” ‘‘continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled “Risk Factors” in this Quarterly Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report, and we caution readers not to place undue reliance on such statements. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•                  our expectations regarding our financial performance, including revenues, expenses, gross margins, capital expenditures and income taxes;

•                  our expectations regarding the commercialization of CUBICIN® (daptomycin for injection);

•                  our expectations regarding the strength of our intellectual property portfolio protecting CUBICIN and our patent infringement lawsuit against Teva Parenteral Medicines, Inc., or Teva, and its affiliates in connection with the February 9, 2009, notification to us by Teva that it has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

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

•                  our expectations regarding our agreement with AstraZeneca Pharmaceuticals, LP, or AstraZeneca;

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

•                  an adverse result in the litigation that we filed against Teva to defend and/or assert our patents in connection with Teva’s February 2009 notification to us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN and the expense and management time commitment associated with the litigation;

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

•                  our ability to successfully work with AstraZeneca with respect to promoting and supporting MERREM® I.V. (meropenem for injection) in the U.S., particularly in relation to establishing baseline sales under our commercial services agreement, and similar market and competitive factors with respect to MERREM in the U.S. as those described above with respect to CUBICIN;

•                  the effect that the results of ongoing or future clinical trials of CUBICIN may have on its acceptance in the medical community;

•                  the impact of the results of ongoing or future trials for drug candidates that we are currently developing or may develop in the future;

•                  the impact of the results of ongoing or future trials for drug candidates that we are currently developing that are being or will be conducted by our collaborators and others for indications that we do not have rights to but are, nonetheless, in human populations that are of relevance to our developmental activities;

•                  whether our partners will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in countries where it is not yet approved;

•                  the ability of our third party manufacturers, including our single source provider of CUBICIN active pharmaceutical ingredient, or API, to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and to do so at an acceptable cost;

•                  our ability to discover, acquire or in-license drug candidates, the costs related thereto, and the high level of competition from other companies that are also seeking to discover, acquire and in-license the same or similar drug candidates;

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, our performance during the three and nine months ended September 30, 2009, and our strategic initiatives.

•                  Results of Operations: This section provides a review of our results of operations for the three and nine months ended September 30, 2009 and 2008.

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

We had a total of $519.8 million in cash and cash equivalents and investments as of September 30, 2009, as compared to $417.9 million as of December 31, 2008. Our net income for the three months ended September 30, 2009, was $25.4 million, or $0.44 and $0.42 per basic and diluted share, respectively. Our net income for the three months ended September 30, 2008, was $25.0 million, or $0.44 per basic and diluted share.

Our net income for the nine months ended September 30, 2009, was $56.9 million, or $0.99 and $0.98 per basic and diluted share, respectively. Our net income for the nine months ended September 30, 2008, was $33.4 million, or $0.59 and $0.58 per basic and diluted share, respectively. As of September 30, 2009, we had an accumulated deficit of $261.6 million.

Net income for the three and nine months ended September 30, 2008, has been adjusted pursuant to the adoption of new accounting guidance for convertible debt with a cash conversion option, from net income of $27.9 million and $46.8 million for the three and nine months ended September 30, 2008, respectively, as previously reported, to net income of $25.0 million and $33.4 million for the three and nine months ended September 30, 2008, respectively. See Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements for more information.

CUBICIN. We derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003 and currently commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against methicillin-resistant S. aureus, or MRSA, and has been used in the treatment of more than an estimated 800,000 patients with serious infections caused by Gram-positive pathogens such as MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

Our net product revenues from worldwide product sales of CUBICIN for the three and nine months ended September 30, 2009, were $141.6 million and $385.1 million, respectively, as compared to $110.6 million and $299.9 million for the three and nine months ended September 30, 2008, respectively. We expect both net product sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large and growing market, and price increases we and our international partners may implement. Future sales of CUBICIN are, to a large extent, dependent upon our ability to compete successfully with the products of current and future competitors, the growth of the market for CUBICIN, our ability to secure sufficient quantities of CUBICIN to meet demand, and our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN.

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

MERREM I.V. In July 2008, we entered into an exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., an established (carbapenem class) I.V. antibiotic. Under the agreement, we promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. We recognize revenues from this agreement as service revenues. The agreement establishes a baseline annual payment by AstraZeneca to us of $20.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the year based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. We recognize revenues related to this agreement over each annual period of performance based on the minimum annual payment amount that we can receive under the agreement with AstraZeneca. We assess the amount of revenue we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount that could not be subject to adjustment based on future quarter performance. Amounts received in excess of revenue recognized are included in deferred revenues. We are also entitled to earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. The revenue for any such sales over the baseline amount will be recognized upon Cubist’s receipt of an annual report from AstraZeneca, which is expected to be received annually one quarter in arrears. Service revenues from MERREM I.V. of $1.5 million and $9.0 million for the three and nine months ended September 30, 2009, respectively, represent (i) the minimum payment amounts of $1.5 million and $4.5 million that we are entitled for the three and nine months ended September 30, 2009, respectively, for 2009 performance, under the agreement with AstraZeneca; and (ii) a $4.5 million payment reflecting the percentage of gross profit that we received during the first quarter for sales exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009. We do not currently expect to achieve the full year 2009 annual baseline sales amount.  As a result, we expect that service revenues related to 2009 U.S. sales of MERREM I.V. will be less than the $20.0 million baseline annual payment. Based on our 2009 sales expectations, we also do not expect to receive any gross profit percentage payment for 2009 sales in the first quarter of 2010. In addition, given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., we are currently working with AstraZeneca to determine the baseline sales amount for 2010, or a shorter agreed upon period. However, we cannot assure you that we will be able to reach an agreement with AstraZeneca on the baseline sales amount, which may result in early termination of the agreement.

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

In December 2008, we submitted an Investigational New Drug Application, or IND, with the FDA for each of the following two drug candidates: CB-182,804, in development as I.V. antibiotic therapy for multi-drug-resistant Gram-negative infections; and CB-183,315, in development as oral antibiotic therapy for Clostridium difficile associated diarrhea, or CDAD. An IND is the filing stage preparatory to clinical trials. Following appropriate FDA review procedures, we began dosing humans in separate Phase 1 clinical trials with each of CB-182,804 and CB-183,315 in February 2009.

In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization of the I.V. formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. We initially are studying ecallantide as a potential treatment for the prevention of blood loss during on-pump cardiac surgery, or CTS, which includes coronary artery bypass graft and heart valve and replacement procedures. In March 2009, we began a Phase 2 dose-ranging trial, CONSERV™ 1, assessing three different doses of ecallantide in CTS patients at relatively low risk of bleeding. In July 2009, we began a Phase 2 trial, CONSERV 2, assessing a high dose of ecallantide in CTS patients undergoing procedures associated with a higher risk of bleeding.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenues

The following table sets forth revenues for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009	2008	% Change
	(in millions)
U.S. product revenues, net	$137.7	$109.2	26%
International product revenues	3.9	1.4	175%
Service revenues	1.5	1.4	6%
Other revenues	0.4	0.4	14%
Total revenues, net	$143.5	$112.4	28%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $141.6 million in the three months ended September 30, 2009, and $110.6 million in the three months ended September 30, 2008, an increase of $31.0 million, or 28%. Gross U.S. revenues from sales of CUBICIN totaled $150.9 million and $116.3 million for the three months ended September 30, 2009 and 2008, respectively. The $34.7 million increase in gross U.S. revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $24.8 million, as well as price increases for CUBICIN in October 2008 and June 2009, which resulted in $9.9 million of additional gross U.S. revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $13.2 million and $7.1 million for the three months ended September 30, 2009 and 2008, respectively. The increase in allowances against gross product revenue was primarily driven by increases in chargebacks and Medicaid rebates due to increased U.S. sales of CUBICIN, as well as the price increases described above. International product revenues of $3.9 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis AG, or Novartis, our EU partner for CUBICIN.

Service Revenues

Service revenues for the three months ended September 30, 2009, were $1.5 million as compared to $1.4 million for the three months ended September 30, 2008. Service revenues relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. These service revenues represent the minimum payment amount that we are entitled to with respect to this period under our agreement with AstraZeneca, which is described in the overview section of this MD&A.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
	2009	2008	% Change
	(in millions)
Cost of product revenues	$30.8	$23.5	31%
Research and development	35.5	28.6	24%
Sales and marketing	18.9	22.2	-15%
General and administrative	12.8	9.4	38%
Total costs and expenses	$98.0	$83.7	17%

Cost of Product Revenues

Cost of product revenues were $30.8 million and $23.5 million in the three months ended September 30, 2009 and 2008, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly & Company, or Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. To the extent that we incur incremental costs related to service revenues, these amounts would also be included in the cost of product revenues. Our gross margin for the three months ended September 30, 2009 and 2008, was 78% and 79%, respectively. The increase in cost of product revenues of $7.2 million during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is primarily attributable to the increase in sales of CUBICIN in the U.S.

Research and Development Expense

Total research and development expense in the three months ended September 30, 2009, was $35.5 million as compared to $28.6 million in the three months ended September 30, 2008, an increase of $6.9 million, or 24%. The increase in research and development expenses was due primarily to (i) an increase of $5.4 million in clinical trial expenses due to the higher number of studies that we are conducting; (ii) an increase of $2.3 million in collaboration expense primarily related to our agreement with Alnylam; and (iii) an increase of $1.4 million in salaries and other employee benefits due to an increase in headcount. These increases were offset by a $2.8 million decrease in process development expenses.

Sales and Marketing Expense

Sales and marketing expense in the three months ended September 30, 2009, was $18.9 million as compared to $22.2 million in the three months ended September 30, 2008, a decrease of $3.3 million, or 15%. The decrease in sales and marketing expense is primarily related to a decrease in employee-related expenses, including travel and entertainment, as well as a decrease in marketing expense.

General and Administrative Expense

General and administrative expense in the three months ended September 30, 2009, was $12.8 million as compared to $9.4 million in the three months ended September 30, 2008, an increase of $3.5 million, or 38%. The increase is primarily due to an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
		2008
	2009	As adjusted	% Change
	(in millions)
Interest income	$1.1	$2.5	-54%
Interest expense	(5.3)	(5.0)	6%
Other income (expense)	—	0.1	-122%
Total other income (expense), net	$(4.2)	$(2.4)	76%

Interest Income

Interest income in the three months ended September 30, 2009, was $1.1 million as compared to $2.5 million in the three months ended September 30, 2008, a decrease of $1.4 million, or 54%. The decrease in interest income is due primarily to lower rates of return on our investments resulting from a decline in overall market interest rates.

Interest Expense

Interest expense in the three months ended September 30, 2009, was $5.3 million as compared to $5.0 million in the three months ended September 30, 2008, an increase of $0.3 million, or 6%. In January 2009, we adopted accounting guidance for convertible debt with a cash conversion option. This accounting guidance required us to adjust prior periods as if it had been in effect in prior periods. Interest expense for the three months ended September 30, 2009 and 2008, included $3.3 million and $3.1 million, respectively, of interest expense relating to the amortization of a debt discount as a result of the application of the accounting standard. The adoption of this standard is discussed in Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements.

The table below summarizes our interest expense for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009	2008
		(As adjusted)
	(in millions)
Contractual interest coupon payment	$1.7	$1.7
Amortization of discount on debt	3.3	3.1
Amortization of the liability component of the debt issuance costs	0.2	0.2
Other interest expense	0.1	—
Total interest expense	$5.3	$5.0

Provision for Income Taxes

For the three months ended September 30, 2009, our provision for income taxes was $15.9 million on income before income taxes of $41.3 million, resulting in an effective income tax rate of 38.6%.  The difference between the effective tax rate and the U.S. federal statutory income tax rate of 35% is primarily related to state income taxes net of federal benefit, partially offset by a decrease of estimated federal and state research and development credits for the year.

For the three months ended September 30, 2008, we recorded an income tax provision of $1.4 million related to the federal alternative minimum tax expense and state income tax expense. The income tax provision was significantly lower than the comparable period in 2009 due to maintaining a full valuation allowance on our deferred tax assets through the third quarter of 2008, as described in Note L., “Income Taxes,” in the accompanying notes to the condensed consolidated financial statements.

Results of Operations for the Nine months Ended September 30, 2009 and 2008

Revenues

The following table sets forth revenues for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008	% Change
	(in millions)
U.S. product revenues, net	$376.2	$294.6	28%
International product revenues	8.9	5.3	70%
Service revenues	9.0	1.4	538%
Other revenues	1.3	1.2	9%
Total revenues, net	$395.4	$302.5	31%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $385.1 million in the nine months ended September 30, 2009, and $299.9 million in the nine months ended September 30, 2008, an increase of $85.2 million, or 28%. Gross U.S. revenues from sales of CUBICIN totaled $406.7 million and $315.3 million for the nine months ended September 30, 2009 and 2008, respectively. The $91.4 million increase in gross U.S. revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $80.8 million, as well as price increases for CUBICIN in October 2008 and June 2009, which resulted in $10.6 million of additional gross U.S. revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $30.5 million and $20.7 million, for the nine months ended September 30, 2009 and 2008, respectively. The increase in allowances against gross product revenue was primarily driven by increases in chargebacks and Medicaid rebates due to increased U.S. sales of CUBICIN, as well as the price increases described above. International product revenues of $8.9 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from Novartis, our EU partner for CUBICIN.

Service Revenues

Service revenues for the nine months ended September 30, 2009, were $9.0 million versus $1.4 million for the nine months ended September 30, 2008, and relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V, which is described further in the overview section of this MD&A. Service revenues from MERREM I.V. of $9.0 million for the nine months ended September 30, 2009, represent (i) the minimum payment amount that we are entitled to through September 30, 2009, for 2009 performance, under our agreement with AstraZeneca; and (ii) a $4.5 million payment reflecting the percentage of gross profit that we received during the first quarter for sales exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009.

Costs and Expenses

The following table sets forth costs and expenses for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
	2009	2008	% Change
	(in millions)
Cost of product revenues	$83.3	$65.6	27%
Research and development	118.4	96.2	23%
Sales and marketing	60.0	64.3	-7%
General and administrative	36.5	31.3	16%
Total costs and expenses	$298.2	$257.4	16%

Cost of Product Revenues

Cost of product revenues were $83.3 million and $65.6 million in the nine months ended September 30, 2009 and 2008, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. To the extent that we incur incremental costs related to service revenues, these amounts are included in the cost of product revenues. Our gross margin for each of the nine months ended September 30, 2009 and 2008, was 78%. The increase in cost of product revenues of $17.8 million during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, is primarily attributable to the increase in sales of CUBICIN in the U.S.

Research and Development Expense

Total research and development expense in the nine months ended September 30, 2009, was $118.4 million as compared to $96.2 million in the nine months ended September 30, 2008, an increase of $22.2 million, or 23%. The increase in research and development expense was due primarily to (i) an increase of $10.5 million in license and collaboration expenses (including a $20.0 million upfront payment related to the Alnylam license and collaboration agreement which we entered into in January 2009, and offset by $17.5 million of upfront and milestone payments related to the Dyax license and collaboration agreement which we entered into in April 2008); (ii) an increase of $10.9 million in clinical expenses due to the higher number of studies that we are conducting; and (iii) an increase of $7.3 million in payroll, benefits, travel and other employee-related expenses due to an increase in headcount. These increases were offset by a decrease of $6.7 million of process development expenses.

Sales and Marketing Expense

Sales and marketing expense in the nine months ended September 30, 2009, was $60.0 million as compared to $64.3 million in the nine months ended September 30, 2008, a decrease of $4.4 million, or 7%. The decrease in sales and marketing expense is primarily related to a decrease in employee-related expenses, including travel and entertainment.

General and Administrative Expense

General and administrative expense in the nine months ended September 30, 2009, was $36.4 million as compared to $31.3 million in the nine months ended September 30, 2008, an increase of $5.1 million, or 16%. This increase is primarily due to an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates.

Other Income (Expense), net

The following table sets forth other income (expense), net for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
	2009	2008	% Change
		(as adjusted)
	(in millions)
Interest income	$3.1	$7.8	-60%
Interest expense	(15.6)	(16.0)	-3%
Other income (expense)	—	(1.3)	-95%
Total other income (expense), net	$(12.5)	$(9.5)	32%

Interest Income

Interest income in the nine months ended September 30, 2009, was $3.1 million as compared to $7.8 million in the nine months ended September 30, 2008, a decrease of $4.7 million, or 60%. The decrease in interest income is primarily due to lower rates of return on our investments resulting from a decline in overall market interest rates.

Interest Expense

Interest expense in the nine months ended September 30, 2009, was $15.6 million as compared to $16.0 million in the nine months ended September 30, 2008, a decrease of $0.4 million, or 3%. The decrease in interest expense is primarily due to the write-off of approximately $0.8 million of debt issuance costs as a result of the repurchase of $50.0 million of our convertible subordinated notes due June 2013, or the 2.25% Notes, in February 2008.

In January 2009, we adopted the provisions of accounting guidance for convertible debt with a cash conversion option. The adoption of the accounting guidance required us to adjust prior periods as if the guidance had been in effect in prior periods. Interest expense for the nine months ended September 30, 2009 and 2008, included $9.8 million and $9.4 million, respectively, of interest expense relating to the amortization of a debt discount as a result of the new standard. The adoption of this standard is discussed in Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements.

The table below summarizes our interest expense for the nine months ended September 30, 2009 and 2008, following the adoption of the accounting guidance for convertible debt with a cash conversion option:

	Nine months ended September 30,
	2009	2008
		(As adjusted)
	(in millions)
Contractual interest coupon payment	$5.1	$5.1
Amortization of discount on debt	9.8	9.4
Amortization of the liability component of the debt issuance costs	0.7	1.5
Total interest expense	$15.6	$16.0

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2009, was de minimis compared to other expense of $1.3 million for the nine months ended September 30, 2008. Other expense for the nine months ended September 30, 2008, primarily consists of a net loss on the repurchase of $50.0 million of the 2.25% Notes in February 2008, as adjusted under the accounting guidance for convertible debt with a cash conversion option that was adopted in January 2009.

Provision for Income Taxes

For the nine months ended September 30, 2009, our provision for income taxes was $27.8 million on income before income taxes of $84.7 million, resulting in an effective income tax rate of 32.8%. The difference between the effective tax rate and the U.S. federal statutory income tax rate of 35% is primarily the result of a $3.0 million net income tax benefit for discrete items related to the termination of the development of the hepatitis C virus compound acquired from Illumigen Biosciences, Inc., or Illumigen. This net benefit included the write-off of  Illumigen’s federal net operating loss carryforwards, less a $2.3 million reversal of the related unrecognized benefit. In addition, the effective tax rate is impacted by estimated state income taxes net of federal benefit, partially offset by federal and state research and development credits.

For the nine months ended September 30, 2008, we recorded an income tax provision of $2.1 million related to the federal alternative minimum tax expense and state income tax expense.  The income tax provision was significantly lower than the comparable period in 2009 due to maintaining a full valuation allowance on our deferred tax assets through the third quarter of 2008, as described in Note L., “Income Taxes,” in the accompanying notes to the condensed consolidated financial statements.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

As of September 30, 2009, we had an accumulated deficit of $261.6 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, investments in other product opportunities, our business development activities, and to enforce our intellectual property rights. Our total cash, cash equivalents and investments at September 30, 2009, was $519.8 million as compared to $417.9 million at December 31, 2008. Based on our current business plan, we believe that our available cash, cash equivalents, short-term investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be distressed.

Operating Activities

Net cash flows provided by operating activities are as follows:

	Nine months ended September 30,
	2009	2008
		(as adjusted)
	(in millions)
Net income	$56.9	$33.4
Non-cash charges, net	55.0	32.1
Cash used in working capital	(16.3)	(4.9)
Net cash flows provided by operating activities	$95.6	$60.6

Net cash provided by operating activities increased by $35.0 million for the nine months ended September 30, 2009, as compared to the same period of 2008, driven by a $23.5 million increase in net income primarily as a result of increased sales of CUBICIN. Operating activities were also impacted by an increase of $22.9 million in non-cash charges, offset by cash used for working capital. The increase in non-cash charges is primarily attributable to a $23.2 million increase in our deferred income tax provision as a result of a reversal of the valuation allowance on our deferred tax assets in the fourth quarter of 2008. Additional cash used in working capital is primarily related to an increase of $19.4 million in royalty payments made to Eli Lilly during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, as a result of increased sales of CUBICIN in the U.S.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2009 and 2008, was $83.0 million and $29.9 million, respectively. The $53.1 million increase in cash used during the nine months ended September 30, 2009, is primarily related to the purchase of $123.9 million in short-term investments, offset by the redemption of $50.0 million of our short-term investments during the nine months ended September 30, 2008. Cash used in investing activities during the nine months ended September 30, 2008, included the payment of $10.2 million to former shareholders of Illumigen, which we acquired in December 2007. Cash used in investing activities in the nine months ended September 30, 2009 and 2008, also included cash outflows for purchases of property and equipment. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investment activities.

Financing Activities

Net cash of $4.5 million was provided by financing activities in the nine months ended September 30, 2009, as compared to $39.4 million used in financing activities in the nine months ended September 30, 2008. Net cash provided by financing activities in the nine months ended September 30, 2009 and 2008, includes cash received from stock option exercises and purchases of common stock through our employee stock purchase plan. During the nine months ended September 30, 2008, approximately $46.8 million of cash was used to repurchase $50.0 million of our 2.25% Notes.

Long-term Investments

At September 30, 2009, and December 31, 2008, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair value. Due to repeated failed auctions since August 2007, we do not consider these securities to be liquid and have therefore classified them as long-term investments as of September 30, 2009, and December 31, 2008. A severe decline in and deterioration of the financial markets have impacted the fair value of our auction rate securities. As of September 30, 2009, we estimate the fair value of the auction rate securities to be $21.8 million. As of September 30, 2009, our investment in auction rate securities is our only asset measured using Level 3 inputs, in accordance with accounting guidance for fair value measurements and represents approximately 5% of the total financial assets measured at fair value. Additional information can be found in Note D., “Investments,” in the accompanying notes to the condensed consolidated financial statements.

The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. The fair value of our auction rate securities increased by $6.7 million and $12.9 million for the three and nine months ended September 30, 2009, respectively, primarily related to improved financial market conditions. We will continue to monitor the securities and the financial markets, and if there is deterioration in the fair value of these securities, individually or in the aggregate, it could result in other-than-temporary impairment charges.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of September 30, 2009.

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

We have retained the services of Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, to represent us in the ANDA litigation.  We have entered into a fee arrangement with WilmerHale under which we will pay WilmerHale a fixed monthly fee over the course of the litigation and a potential additional payment that could be due to WilmerHale based on the ultimate outcome of the lawsuit.  We are accruing amounts due to WilmerHale based on our best estimate of the fees that we expect to incur as services are provided. Based on the nature of this fee arrangement, we could incur legal fees in excess of amounts accrued as a result of future events.

Business Agreements

Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. During the nine months ended September 30, 2009, we made a $20.0 million upfront payment to Alnylam, which represented the payment due upon signing our collaboration agreement with Alnylam for the development and commercialization of Alnylam’s RNAi therapeutics as potential therapy for the treatment of RSV infection. This payment was included in research and development expense for the nine months ended September 30, 2009. Subsequent to September 30, 2009, we entered in  a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra under which we will make a $5.0 million upfront payment. The upfront payment will be recognized in research and development expenses during the three months ended December 31, 2009. Unless earlier terminated pursuant to the terms of this agreement, we will also provide research and development funding payments of $5.0 million annually for the first and second years of the research collaboration. Additional information regarding our business agreements can be found in Note C., “Business Agreements,” in the accompanying notes to the condensed consolidated financial statements and in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As discussed in the accompanying notes to the condensed consolidated financial statements, on January 1, 2009, we adopted the provisions of accounting guidance for our convertible debt. Prior periods were adjusted as if this standard had been in effect in prior periods. Refer to Note F., “Debt,” for more information.

Also, as discussed in the accompanying notes to the condensed consolidated financial statements, we adopted the provisions of accounting guidance which establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. As a result, we recorded a cumulative effect adjustment resulting in a reclassification of $8.8 million from accumulated deficit to accumulated other comprehensive loss as of April 1, 2009, the date of adoption, representing our estimate of non-credit losses. The determination of the bifurcation of impairment between credit and non-credit losses is highly judgmental and changes in certain estimates and assumptions could affect the amount and timing of loss realization. Refer to Note D., “Investments,” for more information.

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

Our fixed rate 2.25% Notes are carried at cost, net of a debt discount, on our condensed consolidated balance sheets. As of September 30, 2009, the fair value of the 2.25% Notes was estimated by us to be $288.0 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease approximately $5.7 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot be sure that CUBICIN will continue to be accepted by purchasers in the pharmaceutical market for the treatment of cSSSI and S. aureus bacteremia in the U.S. Further, CUBICIN currently competes in the U.S. with a number of existing anti-biotic drugs manufactured and marketed by major pharmaceutical companies,  is expected to soon compete with a recently approved drug, and may in the future compete with other drugs that are being reviewed by the FDA or under development, including late stage development, at other companies.

As of September 30, 2009, CUBICIN had been approved in a total of 63 countries, including the U.S., and has received an import license in another. Today, CUBICIN is being marketed in 32 of these countries, including the U.S., with an additional 3 new market launches anticipated in 2009, all of these being in territories in which our partner, Novartis, markets CUBICIN. In the EU and other countries covered by the EU approval, CUBICIN is approved for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. To date, EU sales have grown more slowly than U.S. sales due primarily to lower MRSA rates in the hospital and community in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors. We cannot guarantee that our international CUBICIN partners will be successful in launching or marketing CUBICIN in their markets. Moreover, we only receive a portion of the revenues from sales of CUBICIN by our international partners.

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

The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors with respect to any of our or their pending patent applications for CUBICIN, our other drug candidates or our research technologies or with respect to any patent applications filed by us or them in the future. We also cannot be sure that any of our or our licensors’ existing patents or any patents that may be granted to us or our licensors in the future will be commercially useful in protecting CUBICIN, our other drug candidates or our other technology. Of particular concern for a company like ours that is primarily dependent upon one product, CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA in which they claim that patents protecting CUBICIN owned or licensed by us and listed with the FDA in what is called “the Orange Book” are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or until August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in the litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

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

In addition, we do not have the capability to manufacture or supply our own CUBICIN finished drug product. We have entered into manufacturing and supply agreements with both Hospira Worldwide, Inc., or Hospira, and Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished drug product.

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

Because the ACS manufacturing facilities are located in Italy, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of our API is of significant value, and while in transit, it could be lost or damaged. Moreover, at any time after shipment to the U.S., our API could be lost or damaged as it is stored at our warehouser, Integrated Commercialization Solutions, Inc. and moves through our finished product manufacturers. We have taken risk mitigation steps and have purchased insurance to protect against such loss or damage. However, depending on when in this process the API is lost or damaged, we may have limited recourse for recovery against our finished product manufacturers or insurers and could experience significant interruptions with the supply of CUBICIN. As a result, our financial performance could be impacted by any such loss or damage to our CUBICIN API. We are also subject to financial risk from volatile fuel costs due to shipping CUBICIN API to the U.S., as well as shipping of finished product within the U.S. and to our international distribution partners for packaging, labeling and distribution.

We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. Upon any such event in Italy, the supply of CUBICIN API manufactured and stored at ACS could be impacted.

While we have reduced the cost of producing CUBICIN in recent years, we cannot guarantee that we will be able to continue to reduce the costs of commercial scale manufacturing of CUBICIN over time. In order to continue to reduce costs, we may need to develop and implement process improvements, at which we may or may not be successful. In addition, in order to implement any such process improvements that we are successful in developing, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to review and approval by such regulatory authorities. We cannot be sure that such approvals will be granted or granted in a timely fashion. We cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to further reduce our costs over time.

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

The competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, which is now a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. CUBICIN will soon face competition from VIBATIV™ (telavancin), which was recently approved by the FDA in September 2009 as a treatment for cSSSI, and will be co-marketed in the U.S. by Astellas Pharma US, Inc. and Theravance, Inc., or Theravance. In late January 2009, Theravance submitted an NDA for telavancin as a potential therapy for hospital-acquired pneumonia, or HAP, based on the positive results of the telavancin HAP Phase 3 trial announced in December 2007. The “PDUFA date”, or the date by which the FDA has said it will decide on approval of an NDA filing, for Theravance’s HAP submission is November 26, 2009.

In November 2008, an FDA Anti-infective Drug Advisory Committee, or AIDAC, meeting was held and discussed pending NDAs for three antibiotics: telavancin, which, as noted above, has since been approved by the FDA for the treatment of cSSSI; oritavancin, filed by Targanta Therapeutics Corporation, which is now a wholly-owned subsidiary of The Medicines Company; and iclaprim, filed by Arpida Ltd. The NDAs for each of these agents sought approval for the treatment of cSSSI. The AIDAC, in November 2008, voted against approval of oritavancin and iclaprim based on the data submitted in their respective NDAs, and the FDA recently issued complete response letters on the NDAs for these drugs, indicating that they were not approvable at this time for treatment of cSSSI. In October 2009, Arpida announced that it was suspending development of iclaprim after receiving a negative regulatory decision on its application for approval to market iclaprim in the European Union. The FDA also is reviewing an NDA for ceftobiprole, a broad spectrum agent with MRSA activity, which was submitted in May 2007 by a division of Johnson & Johnson, which has an exclusive worldwide license to ceftobiprole from Basilea Pharmaceutica Ltd. or Basilea. Johnson & Johnson announced that its Complete Response (to the Approvable Letter received by Johnson & Johnson in March 2008) was accepted in September 2008 as a Class 2 Complete Response. In February 2009, Basilea announced that as a result of FDA inspections at investigator sites and of the sponsor, the FDA suggested that Johnson & Johnson have additional clinical site audits performed. Basilea also announced that it has filed claims in arbitration against Johnson & Johnson and affiliated companies related to delays in approval of ceftobiprole. In August 2009, the FDA issued a Warning Letter to Johnson & Johnson related to clinical trials for ceftobiprole for the treatment of cSSSI, asserting that there was a failure to ensure proper monitoring of the studies as well as deficiencies in study conduct.  In September 2009, Basilea announced that Johnson & Johnson’s Complete Response (to the Approvable Letter received by Johnson & Johnson in November 2008) was accepted as a Class 2 Complete Response. Ceftobiprole may be approved and marketed in the near future and could compete with CUBICIN. Oritavancin and iclaprim, as well as other antibiotics in clinical development, could compete with CUBICIN, if approved by the appropriate regulatory agencies, in future years.

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

In addition, our partner in Europe, Novartis, has significant pharmaceutical sales experience but limited experience marketing and selling CUBICIN. Novartis began its launch of CUBICIN in nine EU countries in 2006, with seven more added in 2007 and 2008. To date, EU sales have grown more slowly than U.S. sales due primarily to lower MRSA rates in the hospital and community in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that Novartis has been using to commercialize CUBICIN, as well as other factors. Other than in the EU, our international partners have launched CUBICIN in 15 countries and 12 of these launches have taken place in the last twelve months. We cannot guarantee that our partners will be successful in launching or marketing CUBICIN in their markets.

Our business may suffer if we fail to manage our growth and increased breadth of our activities effectively.

We have expanded the scope of our business significantly over the last year. Since the beginning of 2008, we have added MERREM I.V. as a product that we promote while we continue to sell CUBICIN, in-licensed and have been progressing two clinical stage drug candidates and initiated Phase 1 clinical trials for two internally developed drug candidates. We also have grown our employee base substantially, particularly in research and development and sales. Prior to 2008, we had never promoted more than one product at one time, nor had we ever had more than two drug candidates in clinical development. We plan to continue to add products and drug candidates through internal development and in-licensing over the next several years and to continue the development of our existing drug candidates that demonstrate the requisite efficacy and safety to advance in clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue to build our organization and make significant additional investments in personnel, information management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to effectively manage and progress all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

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

Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an IND. The FDA will allow us to begin clinical trials under an IND if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the data to support an IND. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND. This has happened to us in the past, and likely will happen again in the future. In fact, most compounds that are discovered never make it into human clinical trials.

Four of our drug candidates are currently in the clinical stage, and we continue to conduct clinical trials of CUBICIN. Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g. Institutional Review Boards, or IRBs and Ethical Committees, or ECs) at the centers at which the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of the clinical trials. Feedback from regulatory authorities or results from earlier stage clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of drug development. These types of delays or suspensions can result in increased development costs and delays in marketing approvals. Any inability on our part to secure clinical trial insurance also could cause delays.

We may seek or be required by regulatory authorities to test our drug candidates or drug products in clinical trials with pediatric patients as subjects. In order to initiate clinical trials in pediatric patients, sponsor companies must demonstrate that the drug candidate is not only safe, but has the potential for efficacy in adults. This makes it more difficult to initiate clinical trials in pediatric patients and could delay clinical development programs that are targeted at pediatric patients. In addition, following entry into force in the EU of new legislation governing medicinal products for pediatric use, manufacturers are required to include data from studies conducted in compliance with an agreed-upon pediatric investigation plan, or PIP, on the use of such medicinal products with their marketing authorization applications for new medicines and line-extensions for existing patent-protected medicines or obtain a waiver or a deferral of such requirement from the European Medicines Agency, or EMEA. We cannot guarantee that we would be able to obtain such a waiver or deferral and the nature of our drug candidates may make preparation of any required PIP and generation of the related data difficult. This, in turn, may delay the submission of our marketing authorization application for the medicinal product in the EU.

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

•                  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of ecallantide that may be conducted by Dyax or its other licensees or clinical trials of ALN-RSV01 that may be conducted by Alnylam or Alnylam’s partner in Asia, Kyowa Hakko Kirin Co., Ltd.;

•                  the delay or failure in reaching agreement on contract terms with prospective study sites and other third party vendors that are supporting our clinical trials;

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

If clinical trials for our drug candidates are unsuccessful, delayed or cancelled, particularly either of our two Phase 2 clinical trials of ecallantide as a potential treatment for the prevention of blood loss during cardiac surgery, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

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

We intend to continue to source drug candidates through acquisition or in-licensing. However, there can be no assurance that we will be able to acquire or in-license additional desirable drug candidates on acceptable terms, or at all. In fact, we have faced and will continue to face significant competition for the acquisition or in-licensing of any promising drug candidates from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. In particular, in recent years, very large pharmaceutical companies with significant resources, such as Novartis, Pfizer and Johnson & Johnson, have focused their attention on opportunities in the anti-infective marketplace. Because of the rising intensity of the level of competition for such products, the cost of acquiring or in-licensing such candidates has grown dramatically in recent years, and candidates are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and already-marketed products, which have the lowest risk and would have the most immediate impact on our business. If we needed additional capital to fund our acquisition or in-licensing of such a candidate, we would need to seek financing by borrowing funds or through the capital markets. Given the current state of the financial and credit markets, it may be difficult for us to acquire the capital that we would need.

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

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements for the development, production and commercial introduction of drug products. These include lengthy and detailed pre-clinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Any drug candidate will require governmental approvals prior to commercialization. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN for the indications of cSSSI and S. aureus bacteremia, including those with right-sided infective endocarditis. Our collaborator, Novartis, has received approval for marketing CUBICIN in the EU and other countries covered by the EU approval, for the indications of cSSTI, RIE due to S. aureus, and S. aureus bacteremia when associated with RIE or with cSSTI. Novartis and our other collaborators, including AstraZeneca AB, Sepracor, Inc. (successor-in-interest to Oryx Pharmaceuticals Inc.), Kuhnil Pharmaceutical Corp., TTY Biopharm Co. Ltd., and Medison Pharma, Ltd., have received approval, or an import license, either directly or on our behalf, for marketing CUBICIN in 31 countries outside of the EU for the same, or very similar, indications which are approved in the U.S or the EU. Our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN in other territories, however, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all. Pre-clinical testing, clinical trials and manufacturing of our drug candidates will be subject to rigorous and extensive regulation by the FDA and corresponding foreign regulatory authorities. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

Even if our drug products are approved for marketing and commercialization, we will need to comply with post-approval clinical study commitments in order to maintain the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with Right-sided bacterial endocarditis. We worked with the FDA to design these studies and have completed one study of CUBICIN in renal-compromised patients. In late 2008, we submitted a proposal for a follow-on study in these renal-compromised patients to the FDA and met with the FDA in August 2009. We agreed on a revised protocol with the FDA, and we plan on starting that study in the first quarter of 2010. We initiated post-marketing commitment studies of CUBICIN in pediatric patients in 2005 and those with RIE in 2008. Both of these studies remain ongoing. Our business could be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change the marketing label for CUBICIN.

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

In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis for approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. IRBs may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. Even if IRB and EC approval is obtained, it may be difficult to enroll patients in placebo-controlled trials because certain patients would not receive antibiotic therapy. The draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally and reserves until a later date the FDA’s guidance on the use of non-inferiority studies in all therapeutic areas. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the U.S. These factors could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we may seek to develop, such as CB-182,804 and CB-183,315, or the approval of any additional indications for CUBICIN in the U.S. for which the FDA requires placebo-controlled trials. Even if we complete these trials, we may not be able to obtain adequate evidence of safety or efficacy to support approval. In November 2008, an AIDAC meeting considered non-inferiority margins for new antibiotics for cSSSIs. The AIDAC concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if major abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. The position of the AIDAC may or may not be applied by FDA in its review of applications of regulatory filings.

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

Because of the long development time of drug candidates, none of the drug candidates that we are currently developing would generate revenues for many years. If we are unable to bring any of our current or future drug candidates to market, or acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited.  As a result, unless and until we are able to successfully commercialize additional drug products, we will continue to rely primarily on CUBICIN and, to a lesser extent, on MERREM I.V. for our revenues. In the case of MERREM I.V., our agreement with AstraZeneca provides that, depending on our achievement against the annual baseline sales of amount of MERREM I.V. in the U.S. during the term of the agreement, which is determined by us and AstraZeneca on an annual basis, the service revenues that we receive from AstraZeneca for the promotion and support of MERREM I.V. could be less than the target amount of $20.0 million annually. We do not currently expect to achieve the full year 2009 annual baseline sales amount. As a result, we expect that service revenues related to 2009 U.S. sales of MERREM I.V. will be less than target annual amount of $20.0 million. In addition, given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., we are currently working with AstraZeneca to determine the baseline sales amount for 2010, or such shorter period as we and AstraZeneca may agree to. The inability of Cubist and AstraZeneca to agree on future baseline sales amounts could result in early termination of the agreement. The agreement contains several other provisions pursuant to which our rights to promote MERREM I.V. in the U.S. could terminate prior to the December 31, 2012, expiration date in the agreement. If we fail to achieve the annual baseline sales amount for MERREM I.V., as is expected in 2009, or the agreement terminates prior to its expiration date, we will not be able to realize the full expected value from the promotion of MERREM I.V.

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

Reliance on collaborations poses a number of risks including the following:

•                  the focus, direction, amount and timing of resources dedicated by our CUBICIN collaborators to their respective collaborations with us is not, except for certain contractual obligations of our partners, under our control, which may result in less successful commercialization of CUBICIN in our partners’ territories than if we had control over the CUBICIN franchise in these territories;

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

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, commercial terms, or the preferred course of development or commercialization strategy, might cause delays or termination of the research, development or commercialization of drug candidates or products that we are marketing, such as MERREM I.V., lead to additional responsibilities with respect to drug candidates or marketed products, or result in litigation or arbitration, any of which would be time-consuming and expensive or could cause disruptions in the collaborative nature of these relationships which could impede the success of our endeavors; and

•                  some of our collaborators might develop independently, or with others, drug products that compete with ours.

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

We acquired Illumigen in December 2007, which was only the second business acquisition we have made since our inception. Although we have limited experience in acquiring businesses, we may acquire additional businesses that we believe will complement or augment our existing business. Acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; dealing with unfamiliar laws, customs and practices in foreign jurisdictions; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Also, in paying for an acquisition we may deplete our cash resources or dilute our shareholder base by issuing additional shares. If the credit and financial markets continue to be distressed, we may not be able to replenish our cash resources on favorable terms or at all or we may have to issue additional shares on unfavorable terms which would exacerbate the dilution to our shareholders. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target, or that the accounting effect of the acquisition under new accounting rules will not be what we had anticipated. There also is the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. For example, a primary reason we acquired Illumigen was for the compound that Illumigen was developing for the treatment of HCV. We recently terminated development of this compound.

If we acquire businesses with promising drug candidates or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more drug candidates through pre-clinical and/or clinical development to regulatory approval and commercialization, as happened with the Illumigen HCV compound. We cannot assure that, following an acquisition, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financings to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets continue to be distressed. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

The investment of our cash is subject to risks which could result in losses.

We invest our cash in a variety of financial instruments; principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today’s tightened and fluctuating credit and financial markets. Such risks, including any additional write downs of our auction rate securities or the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, additional impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, we recorded an other-than-temporary impairment charge on our $58.1 million par value auction rate securities, which are currently recorded at their fair value of $21.8 million. We will continue to monitor the credit and financial markets, and if there is continued deterioration, the fair value of our auction rate securities could decline further resulting in additional other-than-temporary impairment charges.

We have incurred substantial losses in the past and may incur additional losses.

We have been profitable for eleven consecutive quarters before considering the retrospective application of the provisions of accounting guidance for convertible debt with a cash conversion option on January 1, 2009. The adoption of this accounting guidance required us to adjust prior periods to include additional non-cash interest expense, causing certain profitable quarters to be adjusted to a loss. Including the impact of the adoption of this accounting guidance, we generated net income of $25.4 million and $25.0 million for the three months ended September 30, 2009 and 2008, respectively, and net income of $56.9 million and $33.4 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, we had an accumulated deficit of $261.6 million.

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

We believe that our existing cash, cash equivalents and short-term investments and the anticipated cash flow from revenues will be sufficient to fund our operating expenses, debt obligations and capital requirements under our current business plan for the foreseeable future. However, we cannot guarantee that certain economic and strategic factors will not require us to seek additional funds. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, promote MERREM I.V., develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us, particularly if the credit and financial markets continue to be distressed.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical and sales personnel. Historically, we have been highly dependent on our management, scientific and medical personnel. In recent years, our sales personnel have become increasingly important to the success of our business. In order to induce valuable employees to remain at Cubist, we have provided stock options and restricted stock units that vest over time. In the future, we expect to continue to use stock options, restricted stock units or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to our executive officers. Despite our efforts to retain valuable employees, members of our management, scientific, medical and sales teams have in the past and may in the future terminate their employment with us. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates or our existing employees than what we have to offer. If we are unable to grow our business according to our business plan, including by developing or acquiring additional drug products, we may become a less attractive place to work for our existing employees and for high quality candidates. The loss of the services of any of our executive officers or other key employees could potentially harm our business or financial results if we are unable to effectively compensate for these losses, and if we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

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

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include:

•                  If third parties file ANDAs with the FDA seeking to market generic versions of our products prior to expiration of relevant patents owned or licensed by us, we may need to defend our patents, including by filing lawsuits alleging patent infringement, such as the lawsuit against Teva described below;

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

Acceptable levels of reimbursement for costs of developing and manufacturing drug products and treatments related to those drug products by government authorities, private health insurers, and other organizations, such as HMOs, can have an effect on the successful commercialization of, and our ability to attract collaborative partners to invest in the development of, our drug products and drug candidates. In both the U.S. and in foreign jurisdictions, legislative and regulatory actions can affect health care systems and reimbursement for products that we market.

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

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Sections 6001, 6002, and 6003 of the Deficit Reduction Act of 2005 made significant changes to the Medicaid prescription drug provisions of the Social Security Act. These changes include, but are not limited to, revising the definition of average manufacturer price, or AMP, establishing an obligation to report AMP on a monthly basis, in addition to a quarterly basis, establishing a new formula for calculating federal upper limits requiring rebates for certain physician-administered drugs, and clarifying rebate liability for authorized generic drugs. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index — Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

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

Future legislation or regulatory actions implementing recent or future legislation may have a significant effect on our business. For example, there are a number of legislative proposals involving prescription drug benefits in various federal health care programs that could have a material impact on the pricing and sale of our products. Our ability to successfully commercialize CUBICIN and any other products may depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third party payors.

Third-party payors are increasingly challenging prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, as well as possible legislative changes to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the U.S., certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by our collaborators in those countries.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, investments, inventory, research and development expenses, asset impairment, stock-based compensation, and income taxes. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates under different assumptions or conditions, there could be a material adverse impact on our financial results and the performance of our stock.

The Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by the FASB, the SEC and other bodies may have the effect of requiring us to make changes in our accounting policies, including how we account for revenues and/or expenses, which could have a material adverse impact on our financial results.

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

•                  early termination of our agreement with AstraZeneca related to the promotion and support of MERREM I.V. in the U.S., which is scheduled to expire in 2012, and/or generating less than the annual target revenues set forth in the agreement, as is expected in 2009;

•                  adverse results or delays in our clinical trials;

•                  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•                  our inability to obtain adequate product supply for clinical trials or for commercial supply of any drug candidate or approved drug product or our inability to do so at acceptable prices;

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

10.1            Retention letter, dated July 17, 2009, between Cubist and Santosh J. Vetticaden.

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

October 27, 2009
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)