Form 10-K
period 2009-12-31
CUBIST PHARMACEUTICALS INC
filed 2010-02-26
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2009, (without admitting that any person whose shares are not included in the calculation is an affiliate) was $762.5 million computed by reference to $18.33, the closing price of our common stock, as reported on the NASDAQ Global Select MarketSM on June 30, 2009. The number of outstanding shares of common stock of Cubist on February 11, 2010, was 58,146,373.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS, WHICH IS EXPECTED TO BE HELD ON JUNE 3, 2010,
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

  •
  our expectations regarding the commercialization and manufacturing of CUBICIN® (daptomycin for injection), including our expectations with respect to the ability of our single source provider of CUBICIN active pharmaceutical ingredient, or API, to complete the expansion of its manufacturing facility to meet anticipated CUBICIN demand;

  •
  our expectations regarding the strength of our intellectual property portfolio protecting CUBICIN and our patent infringement lawsuit against Teva Parenteral Medicines, Inc., or Teva, and its affiliates in connection with the February 9, 2009, notification to us by Teva that it has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN before the expiration of certain of the patents covering CUBICIN;

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

  •
  our expectations regarding our agreement with AstraZeneca Pharmaceuticals, LP, or AstraZeneca, for the promotion of MERREM® I.V. (meropenem for injection) in the U.S.;

  •
  the impact of new accounting pronouncements;

  •
  our future capital requirements and capital expenditures and our ability to finance our operations, debt obligations and capital requirements; and

  •
  our expectations regarding the impact of ordinary course legal proceedings.

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

  •
  an adverse result in the litigation that we filed against Teva to defend and/or assert our patents in connection with Teva's February 2009 notification to us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN and the expense and management time commitment associated with the litigation;

  •
  whether or not other third parties may seek to market generic versions of CUBICIN or any other products that we commercialize in the future by filing ANDAs with the FDA and the results of any litigation that we file to defend and/or assert our patents against such third parties;

  •
  competition in the markets in which we and our partners market CUBICIN, including marketing approvals for new products that will be competitive with CUBICIN;

  •
  our ability to successfully work with AstraZeneca with respect to promoting and supporting MERREM I.V. in the U.S. and similar market and competitive factors with respect to MERREM in the U.S. as those described above with respect to CUBICIN;

  •
  the effect that the results of ongoing or future clinical trials of CUBICIN may have on its acceptance in the medical community;

  •
  the impact of the results of ongoing or future trials for drug candidates that we are currently developing or may develop in the future;

  •
  the impact of the results of ongoing or future trials for drug candidates that we are currently developing that are being or will be conducted by our collaborators and others for indications that we do not have rights to but are of relevance to our developmental activities;

  •
  whether our partners will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in countries where it is not yet approved;

  •
  the ability of our third party manufacturers, including our single source provider of CUBICIN API to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and to do so at an acceptable cost;

  •
  the ability of our CUBICIN API manufacturer to complete the expansion of its manufacturing facility for CUBICIN API, including the receipt of any required regulatory approvals, on a timely basis in order to meet anticipated future demand for CUBICIN;

  •
  our ability to discover, acquire or in-license drug candidates, the costs related thereto, and the high level of competition from other companies that are also seeking to discover, acquire or in-license the same or similar drug candidates;

  •
  our ability to develop and achieve commercial success, and secure sufficient quantities of supply for such development and commercialization, for our existing and future drug candidates, particularly as we are managing multiple programs and opportunities and continue to seek to maximize the commercial success of CUBICIN and MERREM I.V.;

  •
  our ability to integrate successfully the operations of any business that we may acquire, including our recent acquisition of Calixa Therapeutics Inc., and the potential impact of any future acquisition on our financial results;

  •
  whether the FDA accepts proposed clinical trial protocols in a timely manner for additional studies of CUBICIN and our drug candidates;

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

  •
  our ability to protect our proprietary technologies; and

  •
  a variety of risks common to our industry, including healthcare reform in the U.S. and other jurisdictions where our products are sold which negatively impacts our business, ongoing regulatory review, public and investment community perception of the industry, statutory or regulatory changes including with respect to federal and state taxation, and our ability to attract and retain talented employees.

PART I

ITEM 1.    BUSINESS

Overview

        Cubist Pharmaceuticals, Inc., which we refer to as "we", "Cubist", or the "Company," is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products are used, or are being developed to be used, primarily in hospitals but also may be used in acute care settings, including home infusion and hospital outpatient clinics. We were incorporated as a Delaware corporation in 1992. We completed our initial public offering in 1996 and our shares are listed on the NASDAQ Global Select Market, where our symbol is CBST. Our principal offices are located at 65 Hayden Avenue, Lexington, Massachusetts 02421. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

        We had a total of $496.2 million in cash and cash equivalents and investments as of December 31, 2009, as compared to $417.9 million as of December 31, 2008. Our 2009 net income was $79.6 million, or $1.38 and $1.36 per basic and diluted share, respectively, as compared to 2008 net income of $127.9 million, or $2.26 and $2.07 per basic and diluted share, respectively, and 2007 net income of $35.6 million, or $0.64 and $0.62 per basic and diluted share, respectively. 2008 net income includes an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets. Our 2009 total net revenues were $562.1 million, as compared to 2008 total net revenues of $433.6 million, and 2007 total net revenues of $294.6 million. As of December 31, 2009, we had an accumulated deficit of $239.0 million.

        We currently derive substantially all of our revenues from CUBICIN® (daptomycin for injection), which we launched in the U.S. in November 2003 and commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against certain Gram-positive organisms, including methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, and, as of December 31, 2009, has been used in the treatment of more than an estimated 880,000 patients. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. The following is a breakdown of our revenues from CUBICIN:

	2009	2008	2007
	(in millions)
Net worldwide revenues	$537.8	$422.1	$290.4
Net U.S. revenues	$524.0	$414.7	$285.1
International revenues	$13.8	$7.4	$5.3

        Our net worldwide revenues for CUBICIN represent net U.S. revenues and international revenues, which represent the payments we receive from international distributors in connection with their commercialization of CUBICIN. Our total international revenues are primarily based on sales of CUBICIN by Novartis AG, or Novartis (which sells CUBICIN through a subsidiary), our distribution partner in the EU.

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying us that Teva had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also scheduled a claim construction hearing (a.k.a. a Markman hearing) for June 2, 2010. The court indicated that summary judgment motions will not be permitted in this lawsuit. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. Our ability to continue to generate significant revenues from CUBICIN is dependent upon our ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms.

        The success of our business is primarily dependent upon our ability to develop and commercialize our current and future acute care products and product candidates. The following tables summarize important information about our marketed products, including service agreements (Table 1), and our clinical pipeline programs (Table 2).

Table 1—Marketed Products

Products, Compound or Program	Commercial Indication(s)	Marketing Alliances or Development Collaborations	U.S. Status	Ex-U.S. Status
CUBICIN	In the U.S., approved for cSSSI caused by certain Gram-positive bacteria, including MRSA and methicillin-susceptible S. aureus, or MSSA; and S. aureus bacteremia, including RIE caused by MRSA and MSSA.	U.S.—none. Outside U.S.—Multiple development and marketing partners, including Novartis, AstraZeneca AB, Banyu (a subsidiary of Merck), and Sepracor.	In market: Approved by FDA and launched in 2003; expanded label approved in 2006.	Approved in approximately 66 countries outside the U.S. for one or more indications; launches ongoing.

Products, Compound or Program	Commercial Indication(s)	Marketing Alliances or Development Collaborations	U.S. Status	Ex-U.S. Status
MERREM I.V. Agreement with AstraZeneca under which we promote MERREM I.V. in the U.S. MERREM I.V. is a registered trademark of the AstraZeneca group of companies.	In the U.S., approved for cSSSI and intra-abdominal infections caused by certain susceptible Gram-positive and Gram-negative bacteria; and bacterial meningitis in pediatric patients >3 months of age.	U.S.—we have the right to promote MERREM I.V. in U.S. hospitals for the first six months of 2010, subject to extension for an additional six months upon mutual agreement with AstraZeneca.	In market: Launched in 1996; we began promoting MERREM I.V. in the U.S. in July 2008.	AstraZeneca commercializes MERREM I.V. outside the U.S.; we have no rights to MERREM I.V. outside the U.S.

Table 2—Clinical Pipeline Programs

Products, Compound or Program	Therapeutic Area of Study	Marketing Alliances or Development Collaborations	U.S. Status	Ex-U.S. Status/Rights
CB-500,929 (ecallantide)	Licensed by us in the field of prevention of blood loss during surgery; initial indication we are seeking is for the reduction of blood loss in patients undergoing cardiac surgery using cardiopulmonary bypass.	In-licensed from Dyax Corp., or Dyax, in North America and the EU; Dyax has worldwide rights to CB-500,929 for non-surgical indications and for surgical indications outside of North America/EU.	We expect to determine next steps on this program in the first half of 2010. We ended enrollment early in CONSERV™-1 and -2 as described below.	We have EU rights to CB-500,929 for surgical indications.
CXA-201 (acquired rights as part of our December 2009 acquisition of Calixa Therapeutics Inc.)

Being developed as a first-line I.V. therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug resistant, or MDR, Pseudomonas aeruginosa.

Licensed from Astellas Pharma Inc., or Astellas, which retains rights in select Asia-Pacific and Middle East territories.

We expect to begin a Phase 2 trial in complicated intra-abdominal infection, or cIAI, and a Phase 2 trial in complicated urinary tract infection, or cUTI, in the first half of 2010.

We also expect to begin lung pharmacokinetic studies for hospital acquired pneumonia, or HAP, and ventilator associated pneumonia, or VAP, in the second half of 2010.

We have worldwide rights to CXA-201, except in territories where Astellas retains rights.

Products, Compound or Program	Therapeutic Area of Study	Marketing Alliances or Development Collaborations	U.S. Status	Ex-U.S. Status/Rights
CB-182,804	Being developed for various infections caused by MDR Gram-negative bacteria.	None	In the clinic: We plan to make a decision on whether to advance CB-182,804 into Phase 2 clinical trials in the first quarter of 2010.	We have worldwide rights to CB-182,804.
CB-183,315	Being developed for Clostridium difficile-associated diarrhea, or CDAD.	None	In the clinic: We have completed Phase 1 studies and expect to initiate a Phase 2 trial in the first half of 2010.	We have worldwide rights to CB-183,315.

CUBICIN

        We derive substantially all of our revenues from CUBICIN, a once-daily bactericidal I.V. antibiotic which we developed and launched in the U.S. in November 2003. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. We subsequently commenced patent infringement litigation against Teva and its affiliates. See the "Overview" section for a summary of the status of the ANDA litigation.

CUBICIN in the U.S. Market

        As of December 31, 2009, CUBICIN has been used in the treatment of an estimated 880,000 patients in the U.S. We believe that CUBICIN provides important advantages over existing antibiotic therapies in its approved indications in the U.S., including:

  •
  its rapid bactericidal properties demonstrated in vitro;

  •
  its mechanism of action; and

  •
  its established safety profile.

        We market CUBICIN to more than 2,000 U.S. institutions (hospitals and outpatient acute care settings) that account for approximately 83% of the total market opportunity for I.V. antibiotics to treat serious Gram-positive infections in the U.S. As of December 31, 2009, CUBICIN had approximately an 11% share of this market. Our sales and marketing efforts are led by our in-house marketing team and our acute care sales force, which included approximately 160 clinical business manager positions, or CBMs, as of February 1, 2010. Our U.S. acute care sales organization also includes regional business directors, or RBDs, who manage our CBMs, senior sales directors, who manage the RBDs, regional access managers, or RAMs, whose primary objective is to sell CUBICIN in the U.S. to outpatient acute care settings, such as home infusion and physician office infusion markets, and regional access directors, who manage the RAMs.

        We sell CUBICIN in the U.S. in accordance with a drop-ship program under which orders are processed through wholesalers but shipments are sent directly to our end users. This provides us with greater visibility into end user ordering and reordering trends. We outsource many of our supply chain activities, including:

  •
  manufacturing and supplying CUBICIN active pharmaceutical ingredient, or API;

  •
  converting CUBICIN API into its finished, vialed and packaged formulation;

  •
  managing warehousing and distribution of CUBICIN to our customers; and

  •
  performing the order processing, order fulfillment, shipping, collection and invoicing services related to our U.S. CUBICIN product sales.

CUBICIN's Role in the Treatment of Certain Serious Gram-Positive Infections

        Antibacterial therapies work by inhibiting specific critical processes in a bacterial pathogen. Such therapies can be either static—inhibiting growth of the pathogen—or bactericidal—causing the death of the pathogen. Many antibiotics in use today were developed and introduced into the market from the 1950s to the 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems. Only two new antibiotics from new chemical classes have been introduced to the market in the past 35 years—Zyvox®, a static agent which is known generically as linezolid and is from the oxazolidinones chemical class, and our lipopeptide product, CUBICIN, a bactericidal agent.

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

        CUBICIN's spectrum of activity includes strains of Gram-positive pathogens that are both susceptible and resistant to other antibiotic therapies. In particular, CUBICIN is potent and rapidly cidal in vitro against isolates of S. aureus that are both susceptible and resistant to other antibiotics.

        MRSA: S. aureus, often referred to simply as "staph," are bacteria commonly carried on the skin or in the nose of healthy people. In some cases, S. aureus can cause an infection, and these bacteria are among the most common causes of skin infections in the U.S. These infections can be minor (such as pimples or boils) which can be treated in many cases without antibiotics (by draining an abscess for example). However, S. aureus bacteria can also cause more serious infections (such as post-surgical wound infections, pneumonia, and infections of the bloodstream and of the bone and joints). Over the past 50 years, treatment of these infections has become more difficult due to the prevalence of MRSA, that is, S. aureus that have become resistant to various antibiotics, including commonly used penicillin-related antibiotics. As reported by the U.S. Centers for Disease Control and Prevention, or the CDC, and others, more than 60% of S. aureus isolates in the U.S. have been found to be methicillin-resistant.

        The practical definition of resistance for a pathogen is when the minimum inhibitory concentration, or MIC value, exceeds a pre-specified limit for that specific antibiotic. Vancomycin has been the standard of care for patients who have serious MRSA infections. However, several strains of staphylococci, such as GISA (glycopeptide intermediate S. aureus, vancomycin MIC = 4 - 8 µg/ml), and VRSA (vancomycin-resistant S. aureus, vancomycin MIC >/= 16 µg/ml), have developed reduced susceptibility or resistance to vancomycin. In recognition of the issues with vancomycin susceptibility, the FDA, in May 2008, approved tighter susceptibility criteria (MIC </=2 mcg/mL as susceptible) for vancomycin against S. aureus. In addition, recent published reports document a poor clinical success rate for vancomycin therapy against some S. aureus isolates with a vancomycin MIC of 1.0 to 2.0 µg/ml.

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

        Susceptibility of S.aureus to CUBICIN: The most recently-published surveillance data continue to show that CUBICIN is a potent agent against isolates of S. aureus that are both susceptible and resistant to other antibiotics. In a study entitled "Antimicrobial susceptibility of Gram-positive bacteria isolated from U.S. medical centers: results of the Daptomycin Surveillance Program (2007-2008)" published in the October 2009 edition of the Diagnostic Microbiology and Infectious Diseases, or DMID, daptomycin demonstrated potent in vitro activity against a wide range of Gram-positive pathogens and resistance to vancomycin or methicillin did not compromise the activity of daptomycin against any tested species. Surveillance monitoring to assess the potency of CUBICIN is ongoing.

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

Clinical Development of CUBICIN

        We continue to undertake research which can add to the medical knowledge about CUBICIN. In particular, we are studying higher dosing of CUBICIN for certain serious Gram-positive infections requiring treatment of longer duration. We also conduct post-marketing research agreed to with the FDA, such as the study of CUBICIN in renal-compromised patients and in children. Studies currently underway include:

  •
  The study of CUBICIN at 6 mg/kg and at 8 mg/kg for 6 weeks versus standard of care therapy (either vancomycin or teicoplanin) in the treatment of prosthetic joint infections, or PJI. The last patient was enrolled in 2009. We currently expect to make data available from this study in 2010;

  •
  The study of CUBICIN at 10 mg/kg per day for 28 days versus standard of care therapy (either vancomycin or teicoplanin) in the treatment of MRSA bacteremia;

  •
  A cSSSI safety and efficacy study in 2 to 17 year olds (a pharmacokinetics study in 2 to 6 year olds has been completed);

  •
  The study of CUBICIN at 6 mg/kg, with and without gentamicin, for the treatment of infective endocarditis;

  •
  A safety and pharmacokinetics study in children 3 months to 2 years of age; and

  •
  A cSSSI and S. aureus bacteremia, or SAB, safety and efficacy study in renal-compromised patients.

Competition in the U.S.

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, which is now a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. CUBICIN also faces competition from VIBATIV™, or telavancin, which was approved by the FDA in September 2009 as a treatment for cSSSI and is being co-marketed in the U.S. by Astellas Pharma US, Inc. and Theravance, Inc.

        In addition, CUBICIN may, if Teva's ANDA is approved and/or another third party files an ANDA that is ultimately approved, face competition in the U.S. from generic versions of CUBICIN. Teva's launch of a generic version of CUBICIN could occur after the district court proceeding in our litigation with Teva and its affiliates if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court), which is currently expected to expire in August 2011, has expired and Teva decides to launch prior to the district court decision.

        CUBICIN may also face competition in the future from drug candidates currently in clinical development, including drug candidates being developed as treatments for cSSSI for which new drug applications, or NDAs, have been filed with the FDA. These include oritavancin, which is being developed by The Medicines Company, ceftaroline, which is being developed by Forset Laboratories, Inc., and ceftobiprole, which is being developed by Basilea Pharmaceutica AG. In February 2010, a division of Johnson & Johnson, which has rights to ceftobiprole, provided notice to Basilea of its intent to relinquish such rights.

CUBICIN in International Markets

        Since the time of its U.S. launch, CUBICIN has received regulatory approvals in many markets outside the U.S., including the EU. The approved indications are generally similar to the approved indications in the U.S. We currently commercialize CUBICIN on our own in the U.S. and have established distribution agreements with other companies for commercialization of CUBICIN in all countries outside the U.S. As of December 31, 2009, CUBICIN had received regulatory approval or an import license in approximately 66 countries and was being marketed in approximately 32 countries. Novartis is marketing and selling CUBICIN in the EU and, in May 2009, launched a 2-minute rapid injection formulation of CUBICIN in the EU. In inpatient settings, such as intensive care units, 2-minute rapid injection offers physicians flexibility where fluid volume and vein access might be concerns. The convenience of the 2-minute delivery also offers opportunity in the developing outpatient setting in the EU. We are seeking approval for a rapid injection option in the U.S. as well. Awareness of CUBICIN in the EU is growing and sales are increasing as the sales and marketing efforts of Novartis continue to increase and become more effective.

        CUBICIN is being introduced and commercialized in markets outside the U.S. through alliances we have entered into with other companies. In addition to the EU, Novartis has rights to develop, market and sell CUBICIN in Australia, New Zealand, India, and certain Central American, South American and Middle East countries; AstraZeneca AB has rights to develop, market and sell CUBICIN in China as well as more than one hundred additional countries around the world; and Merck & Co., Inc., or Merck, through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd., has rights to develop, market and sell CUBICIN in Japan. Other international partners for CUBICIN include Medison Pharma, Ltd. for Israel, Sepracor, Inc., or Sepracor, successor-in-interest to Oryx Pharmaceuticals, Inc., for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for Korea. Sepracor was acquired by Dainippon Sumitomo Pharma Co., Ltd. in October 2009.

        Each partner is responsible for seeking regulatory approvals to market CUBICIN and for selling and marketing CUBICIN in its territory. We are responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and, in the case of Novartis, a possible additional royalty. Unless terminated earlier, in accordance with its terms, our license agreement with Novartis' subsidiary expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; (b) the date on which there no longer exists a claim of a pending CUBICIN patent application owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching 30% of the total market share for all daptomycin sales in Novartis' territory, and (ii) June 30, 2020.

Eli Lilly License Agreement

        We have acquired and exclusively licensed technology from Eli Lilly and Company, or Eli Lilly, related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. To date, under our license agreement with Eli Lilly from which these rights arise, we have made payments to Eli Lilly of $1.15 million for milestones, which were paid in Cubist common stock. In July 2003, we issued to Eli Lilly $8.0 million of our common stock in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. As of December 31, 2009, we have paid Eli Lilly approximately $155.4 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, our license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; or (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the UK, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

MERREM I.V.

        We promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations pursuant to a commercial services agreement that we entered into with AstraZeneca Pharmaceuticals, LP, or AstraZeneca, in July 2008. We are obligated under the agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of MERREM I.V. sales representatives and clinical science directors. AstraZeneca provides marketing and other commercial support for MERREM I.V.

        We recognize revenues related to this agreement as service revenues in our consolidated statements of income. For the second half of 2008 and all of 2009, the agreement established a baseline annual payment by AstraZeneca to Cubist of $20.0 million (this amount was pro rated for 2008), received in quarterly increments, that was adjusted up or down through a true-up payment or refund at the end of the year based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. For the second half of 2008 and all of 2009, we could have also earned a percentage of the gross profit on sales exceeding the annual baseline sales amount. The payments for any such sales over the baseline amount would have been recognized in the quarter in which AstraZeneca provided us with its annual sales report. 2009 U.S. sales were below the established annual baseline sales amount. Service revenues of $22.5 million for the year ended December 31, 2009, include a $4.5 million payment received in 2009 for exceeding the 2008 annual baseline sales amount.

        Given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., we and AstraZeneca entered into an amendment to the agreement in December 2009. The amendment establishes a six-month baseline sales amount for 2010 with a six-month baseline payment of up to $9.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six-month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established six-month baseline sales amount. If the actual U.S. sales fall short of the six-month baseline sales amount, the amendment provides stepped down payments, subject to a minimum payment of $4.0 million. The amendment also provides for the possibility that we will market MERREM I.V. during the final six months of 2010 if we and AstraZeneca mutually agree that the agreement should continue on acceptable terms. We cannot assure you that we will be able to reach an agreement with AstraZeneca to promote MERREM I.V. after June 30, 2010.

        Sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by us if AstraZeneca conducts certain activities competitive with MERREM I.V. in the U.S., or by either party: (i) without cause, (ii) in the event that we cease to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market in the U.S. or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also terminates automatically upon a termination or reduction of the exclusivity of AstraZeneca's right to market MERREM I.V. in the U.S. pursuant to an agreement between AstraZeneca's affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on our rights to market, promote, sell and engage in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

        MERREM I.V. faces competition in the U.S. from commercially available drugs such as Primaxin® I.V., marketed by Merck as well as Doribax®, marketed by Ortho-McNeil, a Johnson & Johnson company, and may face competition from generic versions of MERREM I.V. as the composition of matter patent for MERREM I.V. expires in June 2010. Primaxin I.V. has been a widely used and well known antibiotic for over 20 years, and generic Primaxin may be introduced in the U.S. shortly by Ranbaxy Laboratories Limited, or Ranbaxy, pursuant to its settlement agreement with Merck which allows Ranbaxy to launch its generic version after September 1, 2009.

Our Product Pipeline

        We are building a pipeline of acute care therapies through licensing and collaboration agreements as well as by progressing compounds into clinical development that we have developed internally.

  CB-500,929 (ecallantide):

        We obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of CB-500,929 for the prevention of blood loss during surgery pursuant to a license and collaboration agreement with Dyax Corp., or Dyax. We are studying ecallantide initially in the reduction of blood loss in patients undergoing cardiac surgery using cardiopulmonary bypass, which includes coronary artery bypass graft, or CABG, and heart valve repair and replacement procedures. The prevention of blood loss during cardiac surgery using cardiopulmonary bypass is an area of significant unmet medical need, particularly since aprotinin (previously marketed as Trasylol® by Bayer Healthcare Pharmaceuticals) was withdrawn from the U.S. market in November 2007.

        In March 2009, we began a Phase 2 dose-ranging trial, CONSERV™-1, assessing three different doses of ecallantide in cardiac surgery patients using cardiopulmonary bypass undergoing procedures associated with a relatively low risk of bleeding. In July 2009, we began a Phase 2 trial, CONSERV-2, assessing a high dose of ecallantide in cardiac surgery patients using cardiopulmonary bypass undergoing procedures associated with a higher risk of bleeding. In December 2009, we announced the early closing of enrollment of both Phase 2 trials based on a recommendation from the Data Safety

Monitoring Board, or DSMB, to close the CONSERV-2 trial due to the observation of a statistically significant difference in mortality between the arms of the CONSERV-2 trial that the DSMB felt needed to be assessed before the trial could be resumed. Overall mortality was consistent with expected outcomes for the patient population in the CONSERV-2 trial. However, the data for patients treated in the trial as of the closing of enrollment showed more deaths in the CB-500,929 arm. Initial review shows mortality observed in the trial was due to a variety of causes typically expected in a high-risk-for-bleed population undergoing cardiac surgery. There was no such imbalance detected by the DSMB in the CONSERV-1 trial. We expect to complete analysis of all the data from both the CONSERV-1 and CONSERV-2 trials in the first half of 2010 and subsequently determine next steps for the program.

        Pursuant to the terms of our agreement with Dyax, we paid Dyax a $15.0 million upfront payment in April 2008 and an additional $2.5 million payment on December 31, 2008, both of which were included in research and development expense in 2008. We are responsible for all development costs associated with CB-500,929 in the licensed indications for our territory. If certain clinical, regulatory and sales milestones are met, we could become obligated to pay Dyax up to an additional $214.0 million in milestone payments. We also would be obligated to pay Dyax tiered royalties based on any future sales of CB-500,929 by us. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. Dyax retains exclusive rights to CB-500,929 in all other indications, including for its hereditary angioedema program. Except under certain circumstances, Dyax will supply us with CB-500,929 for our development and commercialization efforts. The agreement may be terminated by us without cause on prior notice to Dyax, and by either party in the event of a breach of specified provisions of the agreement by the other party.

  CXA-201:

        We acquired Calixa Therapeutics Inc., or Calixa, in December 2009 and with it rights to CXA-201, Calixa's lead compound, an I.V. combination of a novel anti-pseudomonal cephalosporin, or CXA-101, which Calixa licensed from Astellas, and the beta-lactamase inhibitor tazobactam. CXA-101 is currently in Phase 2 clinical trials for cUTI. Cubist obtained Calixa's rights to develop and commercialize the lead compound, CXA-201, and other products that incorporate CXA-101. Under a license agreement with Astellas, as further described below, we have the exclusive rights to develop, manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle East territories.

        CXA-201 is being developed as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by MDR Pseudomonas aeruginosa. Pan-resistant P. aeruginosa, or P.aeruginosa,—resistant in vitro to all groups of antibiotics—is a major cause of opportunistic infections among immunocompromised patients. Multi-drug resistance is increasingly observed in clinical isolates reflecting both their innate resistance (limited permeability of the P. aeruginosa outer membrane) along with acquisition of resistance mechanisms. It is now commonplace for a burn patient to develop an infection with a pan-resistant organism—resistant to B-lactams, fluoroquinolones, tetracyclines, chloramphenicols, macrolides, trimethoprim/sulfa, and aminoglycosides.

        We anticipate advancing the clinical program for cUTI and cIAI in the first half of 2010. The next study in the cUTI program would take into consideration the results of the ongoing cUTI trial with CXA-101. In addition, we expect to begin a Phase 2 trial of CXA-201 for cIAI in the first half of 2010. In the second half of 2010, we also expect to begin lung pharmacokinetic studies of CXA-201 for HAP and VAP.

        Pursuant to the terms of the merger agreement under which we acquired Calixa, we paid the Calixa stockholders $100.0 million, subject to certain adjustments and escrow provisions, and Calixa became our wholly-owned subsidiary. We are also required to make potential payments to the Calixa stockholders of up to $310.0 million in the event that certain development, regulatory, and commercial milestones related to products which incorporate CXA-101 are achieved.

        Under the license agreement with Astellas, we have an obligation to make milestone payments to Astellas that could total up to $44.0 million if certain specified development and sales events are achieved. In addition, if licensed products are successfully developed and commercialized in our territories, we will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances. Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country basis when we stop developing or selling licensed products in such country. We have the right to terminate the agreement without cause on prior notice to Astellas, and either party may terminate the agreement in the event of a breach of specified provisions of the agreement by the other party.

  CB-182,804:

        CB-182,804 is in Phase 1 clinical trials for the treatment of MDR Gram-negative infections. We plan to make a decision on whether to advance CB-182,804 into Phase 2 trials in the first quarter of 2010. CB-182,804 is a novel, proprietary, I.V. administered Gram-negative antibiotic that has demonstrated in vitro efficacy and rapid bactericidal activity against key MDR Gram-negative pathogens, including P. aeruginosa, E. coli, K. pnuemoniae, and A. baumannii. In animal models, CB-182,804 was shown to be effective against lung, kidney, bloodstream and thigh infections against all MDR Gram-negative strains tested.

  CB-183,315:

        CB-183,315 has completed single-and multiple-ascending dose Phase 1 clinical trials for the treatment of Clostridium CDAD. We expect to launch Phase 2 clinical trials in CDAD in the first half of 2010. The recent increase in severity of CDAD, due to newer strains that produce higher levels of toxins, has exposed shortcomings in the standard of care therapy, including reduced susceptibility and recurrence rates of greater than 20% for standard of care therapy. CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. Recent years have witnessed the emergence of a hypervirulent strain of C. difficile that produces much higher levels of toxins. This strain also demonstrates high level resistance to fluoroquinolones, which may have contributed to its spread throughout the U.S., Canada, the UK, the Netherlands and Belgium. Physicians have noted an increase in incidence and mortality rates as well as increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to intensive care units.

  Preclinical programs:

        Cubist is working on several pre-clinical programs, addressing areas of significant medical needs. These include an anti-infective program for the treatment of respiratory syncytial virus, or RSV, in children, therapies to treat various serious bacterial infections, and agents to treat acute pain.

        Of note, in January 2009, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, related to Alnylam's RNA interference, or RNAi, therapeutics as potential therapy for the treatment RSV, an area of high unmet medical need, particularly in children. Our agreement with Alnylam is structured as a 50/50 co-development and profit share arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. The agreement was amended in November 2009 to carve ALN-RSV01, which is in Phase 2 clinical trials, out of the licensed products included in the collaboration, subject to our right to opt-in to development after Alnylam completes a Phase 2b study of ALN-RSV01 for the treatment of RSV infection in adult lung transplant patients. We have a pre-IND program underway in novel treatments for RSV infections in children using Alnylam's RNAi technology.

        Under the agreement, we have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between Cubist and Alnylam. For the rest of the world, excluding Asia, we have sole responsibility for any required additional development of licensed products, at our cost, and the sole right to commercialize such products. Upon signing the agreement, we made a $20.0 million upfront payment to Alnylam. We also have an obligation to make milestone payments to Alnylam if certain specified development and sales events are achieved in the rest of the world, excluding Asia. These development and sales milestones payments could total up to $82.5 million. In addition, if licensed products are successfully developed in the rest of the world, excluding Asia, we will be required to pay Alnylam double digit royalties on net sales of such products in such territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, Alnylam will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license with development and sales milestone payments to be paid by us to Alnylam which could total up to an aggregate of $130.0 million if certain specified development and sales events are achieved in North America and depending upon the timing of the conversion by Alnylam and the regulatory status of a collaboration product at the time of conversion. If Alnylam makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the existing royalty territory (i.e. the rest of the world, excluding Asia).

  Other R&D/preclinical partnerships:

        We also have ongoing collaborations and agreements with additional third parties that are focused on the research and development of acute care products. These include:

  •
  A collaboration with Forma Therapeutics to discover and develop novel antibacterial compounds using a new and different chemical approach—diversity oriented synthesis;

  •
  An agreement with the Broad Institute to transform natural products discovery by applying genomic methods to identify "cryptic" genes and try to get them to produce novel natural products; and

  •
  A collaboration with Hydra Biosciences, or Hydra, to develop novel ion channel drugs, focusing on Hydra's research and development program for ion channel compounds that target the TRPA1 receptor, which is believed to have an important role in pain management.

Our Research and Development Expenditures

        Our research and development expenditures, which include research related to CUBICIN, were $170.6 million, $126.7 million and $85.2 million in 2009, 2008 and 2007, respectively. Based on our ongoing investments in CUBICIN and the progression of our product pipeline programs, we expect that our expenditures in research and development will increase again in 2010.

Our Significant Customers

        Revenues from Cardinal Health, Inc. accounted for approximately 25%, 28% and 32% of total net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues from Amerisource Bergen Drug Corporation accounted for approximately 30%, 28% and 30% of total net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues from McKesson Corporation accounted for approximately 21%, 20% and 20% of total net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        To date, Cubist and its subsidiaries own or co-own 27 issued U.S. patents, 17 pending U.S. patent applications, 97 issued foreign patents and approximately 82 pending foreign patent applications. Not included in these totals are the patents and patent applications which Cubist has exclusively licensed.

CUBICIN:

        As noted above, we have acquired and exclusively licensed technology from Eli Lilly related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are five issued U.S. patents owned by Cubist that cover the drug product, manufacture, and/or administration or use of daptomycin. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
6,852,689	September 2019
6,696,412	November 2020
6,468,967	September 2019
RE39,071	June 2016
4,885,243	December 2011

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva, notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We filed a patent infringement lawsuit against Teva on March 23, 2009, in response to the ANDA filing. Filing the lawsuit against Teva within 45 days of receiving the notice letter meant that the FDA was automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. The 30-month stay period began as of February 9, 2009, the date we were notified of the filing. The U.S. District Court for the District of Delaware has set a date for trial beginning on April 25, 2011. The court also scheduled a claim construction hearing (a.k.a., a Markman hearing) for June 2, 2010. The court indicated that summary judgment motions will not be permitted in this lawsuit.

        In addition, we also have filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides. The patent term extension in the U.S. for CUBICIN was applied to U.S. Patent no. 4,885,243.

CB-500,929 for the reduction of blood loss in patients undergoing cardiac surgery using cardiopulmonary bypass:

        We have exclusively licensed from Dyax rights to CB-500,929 (a biologic). The composition of matter patent in the U.S. is U.S. Patent No. 7,276,480.

CXA-101/CXA-201 for the treatment of Gram-negative infections:

        Through our acquisition of Calixa, we have an exclusive license to patents covering the novel CXA-101 compound through at least 2023 in Europe, including the European Patent EP 1 556 389 B1, and through October 2024 in the U.S., including U.S. Patent No. 7,129,232.

CB-182,804 for infections caused by Gram-negative bacteria:

        We have exclusively licensed from a third party technology related to the composition of matter of CB-182,804 and its manufacture and use and have utilized the third party to perform certain of the research activities for CB-182,804. Our exclusive license to this technology includes pending patent applications covering the CB-182,804 antibacterial compound and methods of making and using this compound. If issued in the U.S., these licensed patent rights would expire no earlier than December 2029.

CB-183,315 for infections caused by CDAD:

        We own the rights related to the composition of matter of CB-183,315 and its manufacture and use. U.S. Patent No. 7,335,725 protects the compound through December 2020. An additional patent is pending and, if a patent is issued in the U.S., it would expire no earlier than December 2029.

ALN-RSV compounds:

        We have exclusively licensed from Alnylam rights to the licensed products remaining in the collaboration and, if we exercise our opt-in right, to ALN-RSV01 that Alnylam has developed or will develop. Alnylam estimates that its fundamental RNAi patents covered under the agreement will expire both in and outside of the U.S. generally between 2016 and 2025. Allowed claims covering ALN-RSV01 in the U.S. would expire in 2026.

Manufacturing and Supply

CUBICIN:

        We outsource many of our supply chain activities, including:

  •
  manufacturing CUBICIN API;

  •
  processing to convert CUBICIN API into its finished, vialed and packaged formulation;

  •
  managing warehousing and distribution of CUBICIN to our customers, and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales in the U.S.

        API: We have a manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, pursuant to which ACSD manufactures and supplies us API for CUBICIN, on an exclusive basis, for commercial purposes. ACSD also manufactures API for our CUBICIN clinical trials. Pursuant to our agreement with ACSD, which was amended in November 2009, ACSD currently stores some CUBICIN API at its facilities in Italy. Under the November 2009 amendment, we and ACSD have agreed on: (a) a project plan process, equipment and associated plant improvements and expansion to ACSD's facility intended to increase the capacity of the facility to produce CUBICIN API, and the reimbursement to ACSD for certain costs associated with these activities; (b) a new CUBICIN API pricing schedule based on payments in Euros to ACSD that can be updated in the event that future facility or process improvements are implemented; and (c) a new minimum order requirement structure based on a percentage of our CUBICIN API requirements rather than an absolute annual minimum. Unless earlier terminated in accordance with its terms, our agreement with ACSD will terminate on December 31, 2015, subject to a two year renewal at our option. Subject to the timely completion of the ongoing improvements and expansion of ACSD's CUBICIN API manufacturing facility, we expect that ACSD's fermentation and purification plant capacity can meet all of our anticipated needs for CUBICIN API for at least the next several years.

        Fill-Finish/Packaging: We have an agreement with Hospira, Inc., or Hospira, under which Hospira currently converts API into our finished, vialed formulation of CUBICIN. Under the original agreement with Hospira, Hospira had certain development obligations to assist us in obtaining an approved NDA covering CUBICIN. Hospira has no further development obligations under the agreement and we have paid Hospira approximately $0.6 million in milestone payments as full payment for its performance of these obligations. Under an amendment to this agreement, which we entered into with Hospira in June 2008, Hospira has additional development obligations relating to: (a) the validation of a second facility where Hospira will be able to provide fill/finish services for CUBICIN; (b) the validation of a second vial size for the supply by Hospira of CUBICIN vials; and (c) our ability to have Hospira provide us with packaging and labeling services for CUBICIN. We are paying Hospira to perform some of these development obligations, but there are no milestone payments associated with the services.

        We have a packaging services agreement with Catalent Pharma Solutions, LLC, or Catalent, the successor-in-interest to Cardinal Health PTS, LLC, or Cardinal Health, pursuant to which Catalent packages and labels the finished CUBICIN product that is produced by Hospira. We also have an additional services agreement with Oso Biopharmaceuticals Manufacturing, LLC, or Oso, successor-in-interest to an agreement that we originally entered into in August 2004 with Cardinal Health, to provide fill/finish as well as packaging and labeling services for the finished CUBICIN product at Oso's Albuquerque, New Mexico, facility.

        Warehousing/Distribution/Logistics: We have a services agreement with Integrated Commercialization Solutions, Inc., or ICS, under which ICS exclusively manages our CUBICIN warehousing and inventory program and distributes finished product to our customers. ICS also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the direct ship model we have employed since the launch of CUBICIN in the U.S.

Clinical Pipeline Programs:

        CB-500,929: Under our agreement with Dyax, Dyax, except under certain circumstances, is responsible for manufacturing and supplying drug substance for the development and commercialization of CB-500,929. For our Phase 2 clinical trials, drug product also will be provided by Dyax. We use "drug substance" to refer to the active ingredient of a product and "drug product" to refer to the final, finished form of the product, ready for packaging and labeling. Dyax currently utilizes third party suppliers to supply such drug substance and drug product. Following our Phase 2 clinical trials, we will be responsible for turning ecallantide drug substance into drug product.

        CXA-201, CB-182,804 and CB-183,315: We are currently using third party suppliers to supply us with drug substance and drug product for these product candidates.

Government Regulation

Overview

        Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation.

U.S.—FDA Process

        Pre-Clinical Testing:    Before testing of any compounds with potential therapeutic value in human subjects may begin in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation.

        Investigational New Drug application (IND):    Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

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

        Phase 3 Clinical Trials:    Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen.

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

        In reviewing a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval, or request additional information. On occasion, the FDA may require larger or additional clinical trials, leading to unanticipated delay or expense. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. Data from clinical trials may be subject to different interpretation, and the FDA may interpret data differently than us. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, or restrictions on direct-to-consumer advertising.

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

        The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use. However, this exclusivity only protects against the approval of ANDAs and 505(b)(2) applications for the protected use and will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient. The FDA granted CUBICIN three years of exclusivity, which expired on May 25, 2009, for the additional indication of S. aureus bloodstream infections (bacteremia).

        The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain information about patents related to the drug for listing in the Orange Book. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid or will not be infringed by the marketing of the applicant's product is called a "Paragraph IV certification." If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)(2) application four years after approval of the NDA. If a Paragraph IV certification is filed and the ANDA or 505(b)(2) application has been accepted as a reviewable filing by the FDA, the ANDA or 505(b)(2) applicant must then within 30 days provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid or not infringed. The NDA holder or patent owner may file suit against the ANDA or 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA's ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins at the end of the NDA holder's data exclusivity period, or, if data exclusivity has expired, on the date that the patent holder is notified. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because the parties have failed to cooperate in expediting the litigation. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. We filed a patent infringement lawsuit against Teva in response to the ANDA filing on March 23, 2009, which was within the required 45-day period. As described above, this means that the FDA is automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. The 30-month stay period began as of February 9, 2009, the date we were notified of the filing and, therefore, ends on August 9, 2011.

        Pediatric Exclusivity:    Section 505(a) of the Federal Food, Drug, and Cosmetics Act provides for six months of exclusivity based on the submission of pediatric data subsequent to a written request from the FDA. This period of exclusivity is added to whatever statutory or regulatory periods of exclusivity cover a drug (e.g. NCE exclusivity or patents). This is not a patent term extension, rather, it extends the period during which the FDA cannot approve an ANDA or 505(b)(2) application.

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

Other International Markets—Drug approval process

        In some international markets (e.g. China, Japan), additional clinical trials may be required prior to the filing or approval of marketing applications within the country.

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

Pricing and Reimbursement

        In the U.S. and internationally, sales of CUBICIN and any other products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. The significant governmental reimbursement and cost programs are described below. Private insurers, such as health maintenance organizations and managed care providers, have also implemented cost-cutting and reimbursement initiatives and will likely continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations for such products. In addition, in the U.S. in particular, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. The current health care reforms being considered at the federal level will likely impact reimbursement rates for CUBICIN and the products we are developing and may develop in the future, along with the level of rebates and discounts that we would have to provide in connection with sales of such products that are paid for or reimbursed by state and federal governments and agencies. Any health care reforms that impact these areas could significantly impact our ability to generate revenues from sales of CUBICIN and other products that, if successfully developed, we bring to market.

        Medicare pays physicians and suppliers that furnish CUBICIN under a payment methodology using average sales price, or ASP, information. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. This information is used to compute Medicare payment rates, which are generally set at ASP plus six percent, updated quarterly. This is the current payment rate for CUBICIN in the inpatient, or hospital, setting. Medicare also uses the ASP payment methodology to determine Medicare rates paid for most drugs and biologicals furnished by hospital outpatient departments. For 2008, the reimbursement rate in the hospital outpatient setting was ASP plus five percent, for 2009 it was ASP plus four percent, and for 2010 it is ASP plus four percent. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

        Medicare also provides for an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans are expected to negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries.

        Medicare may not make a higher payment for inpatient services that are caused by hospital acquired medical conditions, or HACs, arising after a patient is admitted to the hospital. This was implemented through statute, and implementing regulations, on October 1, 2008. As a result, Medicare pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment depends upon the applicable MS-DRG. The MS-DRG can vary based on the condition of the patient. If a case would be assigned to a higher paying MS-DRG because of a specified HAC, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. CMS is responsible for specifying the HACs to which this lower payment policy would apply. In July 2008, CMS issued a final rule that did not establish MRSA as a HAC but stated that MRSA is addressed by the rule in situations where MRSA triggers another condition that is itself a HAC. Other conditions may be added as HACs in the future, including MRSA. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients who obtain a HAC and may be treated with CUBICIN.

        We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of average manufacture price, or AMP, or the difference between AMP and the best price available from us to any commercial or non-governmental customer, which we are obligated to report on a monthly basis. The rebate amount must be adjusted upward where the AMP for a product's first full quarter of sales, when adjusted for increases in the Consumer Price Index—Urban, or CPI-U, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties not to exceed $100,000 per item of false information in addition to other penalties available to the government.

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

        As noted above, future legislation, including the current versions of health care legislative reform being considered at the federal level, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize CUBICIN and any other products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third party payors.

Sales and Marketing

        The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA.

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

Other Regulatory Processes

        We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the Securities and Exchange Commission, or SEC, and the regulations of the NASDAQ Global Select Market, on which our shares are traded. We are also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, environmental regulations, and hazardous substance control.

Our Employees

        As of February 1, 2010, we had approximately 600 full-time employees. We consider our employee relations to be good.

Our Executive Officers and Directors
Michael W. Bonney	51	President, Chief Executive Officer and Director
Robert J. Perez, MBA	45	Executive Vice President, Chief Operating Officer
Lindon M. Fellows	58	Senior Vice President, Technical Operations
Steven C. Gilman, Ph.D.	57	Senior Vice President, Discovery and Non-clinical Development and Chief Scientific Officer
Tamara L. Joseph, J.D.	47	Senior Vice President, General Counsel and Secretary
David W.J. McGirr, MBA	55	Senior Vice President and Chief Financial Officer
Gregory Stea	52	Senior Vice President, Commercial Operations
Santosh Vetticaden, Ph.D., M.D.	50	Senior Vice President, Clinical Development and Chief Medical Officer
Kenneth M. Bate, MBA(1)	59	Lead Director
Mark H. Corrigan, M.D.(1)(4)	52	Director
Sylvie Grégoire, Pharm. D.(3)(4)	48	Director
Nancy J. Hutson, Ph.D.(3)*(4)	60	Director
Walter R. Maupay, Jr., MBA(2) (3)	71	Director
Leon O. Moulder, Jr., MBA	52	Director
Martin Rosenberg, Ph.D.(4)*	64	Director
J. Matthew Singleton, MBA, CPA(1)*	57	Director
Martin H. Soeters(2)	55	Director
Michael B. Wood, M.D.(2)*	66	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Corporate Governance and Nominating Committee

(4)
Member of Scientific Affairs Committee

*
Chair of Committee

        Mr. Bonney has served as our President and Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President and Chief Operating Officer. Mr. Bonney is a director of NPS Pharmaceuticals, Inc. and serves on the Boards of Trustees of the Beth Israel Deaconess Medical Center and Bates College. Mr. Bonney is also a board member of the Pharmaceutical Research and Manufacturers of America (PhRMA) and is a former board member of the Biotechnology Industry Organization, or BIO, Health Section Governing Body.

        Mr. Perez has served as our Executive Vice President and Chief Operating Officer since August 2007. Prior to this, he was our Senior Vice President, Commercial Operations since July 2004. From August 2003 to July 2004, he served as our Senior Vice President, Sales and Marketing. Mr. Perez is a director of AMAG Pharmaceuticals, Inc.

        Mr. Fellows has served as our Senior Vice President, Technical Operations since August 2005. From July 2004 until August 2005, Mr. Fellows was Vice President, Corporate Quality Assurance of

Millennium Pharmaceuticals, Inc., where he was responsible for ensuring product quality and compliance to both U.S. and international requirements. From July 1995 until July 2004, Mr. Fellows held various positions of increasing responsibility at DSM Life Sciences Products, including Managing Director, Director of Quality Compliance, and Vice President of Quality Assurance and Regulatory Affairs with responsibility for anti-infectives, fine chemicals, and food sciences.

        Dr. Gilman has served as our Senior Vice President, Discovery & Nonclinical Development and Chief Scientific Officer, since February 2008. From April 2007 until February 2008, Dr. Gilman served as Chairman of the board of directors and Chief Executive Officer of ActivBiotics. From 2004 to April 2007, he served as President, Chief Executive Officer, and a member of the Board of Directors of ActivBiotics. Dr. Gilman serves on the boards of directors of Nextcea, Inc., a private drug discovery company, and the Massachusetts Society for Medical Research.

        Ms. Joseph has served as our Senior Vice President, General Counsel and Secretary since May 2008. Ms. Joseph was Executive Vice President, General Counsel and Company Secretary of Mayne Pharma Ltd. from July 2006 until joining Cubist. Previously, Ms. Joseph was Vice President, General Counsel and Secretary, at Transkaryotic Therapies, Inc. from 2005 to 2006, and before that, Ms. Joseph worked at Biogen Idec from 1998 to 2005, based in Paris, France, where she established and then had overall responsibility for the international legal and public affairs functions of Biogen Idec's international operations, serving as Vice President, International, Legal, from March 2002 until she left Biogen Idec in 2005.

        Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. In December 2003, Hippo Inc. liquidated under Chapter 7 of the Federal bankruptcy laws. Mr. McGirr served as Chief Operating Officer of Hippo Inc. from October 1999 to October 2002 and as President of Hippo, Inc. over an approximately two-year period during that time, ending in October 2002. Mr. McGirr also served as a director of Hippo Inc. from October 1999 until October 2003.

        Mr. Stea has served as our Senior Vice President, Commercial Operations since February 2009. Prior to this, he served as our Vice President, Sales and Marketing, since September 2007. Previously, Mr. Stea served as our Vice President, Sales, from July 2005 to August 2007, and our Executive Director, Sales, from August 2002 to June 2005.

        Dr. Vetticaden has served as our Senior Vice President, Clinical Development and Chief Medical Officer since December 2008. Dr. Vetticaden served as a consultant from August 2008 until joining Cubist. From February 2007 to August 2008, he was Senior Vice President and Chief Medical Officer at Maxygen, Inc. Previously, from April 2003 to February 2007, Dr. Vetticaden was Vice President, Clinical Research, at Scios, Inc., a subsidiary of Johnson & Johnson, and was responsible for all development for Phase 1 through Phase 4 trials.

        Mr. Bate has served as one of our directors since June 2003 and became our lead director in June 2006. Since May 2009, Mr. Bate has served as President and Chief Executive Officer of Archemix Corp., a privately-held biotechnology company. From January 2007 to April 2009, Mr. Bate was President and Chief Executive Officer of Nitromed, Inc. From March 2006 until January 2007, Mr. Bate was Chief Operating Officer and Chief Financial Officer of Nitromed. From January 2005 to March 2006, he was employed at JSB Partners, a firm which Mr. Bate co-founded that provides banking and advisory services to biopharmaceutical companies. From 2002 to January 2005, Mr. Bate was head of commercial operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc. Mr. Bate is a director of AVEO Pharmaceuticals, Inc. During the previous five years, Mr. Bate has also served as a director of NitroMed, Inc. and Coley Pharmaceutical Group, Inc.

        Dr. Corrigan has served as one of our directors since June 2008. Dr. Corrigan is President and Chief Executive Officer of CombinatoRx, Incorporated, or CombinatoRx, and has served in that role since January 2010. He is also a member of the Board of Directors of CombinatoRx. From April 2003 to December 2009, Dr. Corrigan was Executive Vice President, Research and Development at Sepracor, Inc.

        Dr. Grégoire has served as one of our directors since June 2006. Since 2007, Dr. Grégoire has served as President, Human Genetic Therapies division of Shire Pharmaceuticals Group plc. From August 2005 to June 2008, she served as a director of IDM-Pharma, including serving as Executive Chairwoman from August 2006 to October 2007. From 2004 to 2005, Dr. Grégoire served as President and Chief Executive Officer of GlycoFi, Inc.

        Dr. Hutson has served as one of our directors since June 2008. She retired from Pfizer, Inc. in 2006 after spending 25 years in various research and leadership positions, most recently serving as Senior Vice President, Pfizer Global Research and Development and Director of Pfizer's pharmaceutical R&D site, known as Groton/New London Laboratories. Dr. Hutson is also a director at Endo Pharmaceuticals, Inc and Inspire Pharmaceuticals, Inc.

        Mr. Maupay has served as one of our directors since June 1999. Mr. Maupay retired from Calgon Vestal Laboratories, a division of Bristol-Myers Squibb Corporation, in June 1995, where he served as Group Executive and President. Mr. Maupay is also a director of SyntheMed, Inc., a biomaterials company, and is director and non-executive chair of Kensey Nash Corporation, a medical device company. During the previous five years, Mr. Maupay has also served as a director of PolyMedica Corporation.

        Mr. Moulder has served as one of our directors since February 2010. From April 2009 to January 2010, Mr. Moulder served as Vice Chairman, President and Chief Executive Officer of Abraxis BioScience, Inc. and as President and Chief Executive Officer of Abraxis's wholly-owned operating subsidiary, Abraxis BioScience, LLC, and the Abraxis Oncology division. Before that, he served as Vice Chairman of Eisai Corporation of North America from January 2008 until January 2009, after Eisai acquired MGI PHARMA, Inc., where he served as President and Chief Executive Officer since May 2003. Mr. Moulder also serves on the Board of Visitors of the Temple University School of Pharmacy. During the previous five years, Mr. Moulder also has served as a director of MethylGene, Inc.

        Dr. Rosenberg has served as one of our directors since March 2005. Since 2003, Dr. Rosenberg has been the Chief Scientific Officer of Promega Corporation. Dr. Rosenberg is a director of Promega Corporation, the Medical College of Wisconsin Research Foundation, and Scarab Genomics, a biotechnology company. He also serves as a member of the Advisory Council for the National Institutes of Allergy & Infectious Diseases at the National Institute of Health.

        Mr. Singleton has served as one of our directors since June 2003. From 2000 to the present, he has served as Executive Vice President and Chief Financial Officer of CitationAir (formerly CitationShares, LLC), a wholly-owned subsidiary of Cessna Aircraft Company and Textron Inc. During the previous five years, Mr. Singleton has served as a director of Salomon Reinvestment Company Inc.

        Mr. Soeters has served as one of our directors since September 2006. Since 1980, Mr. Soeters has worked at Novo Nordisk, a global healthcare company located in Copenhagen, Denmark. Since 2008, Mr. Soeters has served as President of Novo Nordisk Europe A/S. From 2000 to 2007, Mr. Soeters served as President, North America and Senior Vice President of Novo Nordisk, Inc. He is also a member of the European Federation of Pharmaceuticals Industries and Associations (EFPIA) Heads of Europe. During the previous five years, Mr. Soeters has also served as a director of Pharmacopeia, Inc.

        Dr. Wood has served as one of our directors since March 2005. Dr. Wood is currently an Orthopedic Surgeon and retired President-emeritus of the Mayo Foundation and Professor of Orthopedic Surgery, Mayo Clinic School of Medicine. He was previously Chief Executive Officer of the Mayo Foundation from 1999 until 2003. Dr. Wood is also a director of SingHealth, an integrated health system in Singapore, STERIS Corporation, a medical device company, and two private healthcare-related companies: Assistive Technologies Group, Inc. and Helix Medical LLC.

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

Risks Related to Our Business

We depend heavily on the commercial success of CUBICIN.

        For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon CUBICIN's continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN is approved in the U.S. as a treatment for complicated skin and skin structure infections, or cSSSI, and S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

        We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other healthcare providers for its approved indications in the U.S. Further, CUBICIN faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies, including an inexpensive generic product and a recently approved drug, and may in the future compete with other drugs that are being reviewed for approval by the U.S. Food and Drug Administration, or FDA, or are under development, including late stage development.

        The degree of continued market acceptance of CUBICIN in the U.S., and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including those set forth below and the other CUBICIN-related risk factors described in this "Risk Factors" section:

  •
  the favorable resolution of our patent infringement lawsuit against Teva Parenteral Medicines, Inc., or Teva, and its affiliates in connection with the February 9, 2009, notification to us by Teva that it has submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

  •
  the continued safety and efficacy of CUBICIN, both actual and perceived;

  •
  the ability of target organisms to develop resistance to CUBICIN;

  •
  risks of any unanticipated adverse reactions to CUBICIN in patients;

  •
  maintaining prescribing information, also known as a label, that is substantially consistent with current prescribing information for CUBICIN in the U.S. and other jurisdictions where CUBICIN is sold;

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

  •
  the level of access that our sales force has to physicians who are likely to prescribe CUBICIN; and

  •
  effects of the economic downturn in the U.S. and around the world, which could lower demand for CUBICIN due to, for example, pharmacists', hospitals', insurers' and third party payors' attempts to minimize costs by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals.

        We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Our sales force also promotes MERREM I.V. in the U.S. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, would impact our ability to sell and market CUBICIN and promote MERREM I.V.

        As of December 31, 2009, CUBICIN had been approved or received an import license in more than 60 countries outside of the U.S. and is being marketed by our international partners in more than 30 of these countries, including countries in the EU. We cannot guarantee that our partners will be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales due primarily to lower methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN, particularly with respect to our litigation with Teva, or our drug candidates and research technologies.

        CUBICIN Patents/Teva Litigation.    The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is primarily dependent upon one product, CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in what is called "the Orange Book," are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing.

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it has submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing, which we refer to as the Teva litigation. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva's Paragraph IV notification letter on February 9, 2009, or until August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, which is currently scheduled for trial beginning on April 25, 2011, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the Teva litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in the Teva litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

        Proprietary Rights Generally.    Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third party challenges, including with respect to generic challenges.

        We cannot be sure that our patents and patent applications, including those that we own or license from third parties, will adequately protect our intellectual property for a number of reasons, including but not limited to the following:

  •
  the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions;

  •
  the actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country;

  •
  the laws of foreign countries in which we market our drug products may afford little or no effective protection to our intellectual property, thereby easing our competitors' ability to compete with us in such countries;

  •
  intellectual property laws and regulations and legal standards relating to the validity, scope and enforcement of patents covering pharmaceutical and biotechnological inventions are continually developing and changing, both in the U.S. and in other important markets outside the U.S.;

  •
  because publication of discoveries in scientific or patent literature often lag behind the date of such discoveries, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned by us or licensed to us, were the first to invent or the first to file patent applications for such inventions;

  •
  third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and

  •
  the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our patent applications may result in patents with narrow coverage.

        We cannot assure you that the patents or the unpatented proprietary technology we hold or have rights to will be commercially useful in protecting CUBICIN or our other drug candidates. Even if we have valid and enforceable patents, these patents still may not provide us with sufficient proprietary protection or competitive advantages against competing products or processes.

        If our licensors, collaborators or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property but may remain the property of those persons or their employers.

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

        We also rely on trade secrets and other unpatented proprietary information in our manufacturing and product development activities. To the extent that we maintain a competitive advantage by relying on trade secrets and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology, resulting in an adverse effect on our business, financial condition and results of operations. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborators, employees and consultants. These agreements could be invalidated or breached and we might not have adequate remedies.

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

We are completely dependent on third parties to manufacture CUBICIN and other products that we are commercializing and developing.

        CUBICIN.    We do not have the capability to manufacture our own CUBICIN active pharmaceutical ingredient, or API, or CUBICIN finished drug product. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes. ACSD is our sole provider of our commercial supply of CUBICIN API. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a safety stock of API in addition to what is stored at ACSD. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD is currently in the process of expanding and making certain improvements to its CUBICIN API manufacturing facility. We are assisting in the planning for this project and sharing the costs. Any unanticipated delays in this project may result in our inability to achieve supply of CUBICIN API in adequate quantities to meet demand and could have a material adverse effect on our results of operations and financial condition. In addition, any significant unanticipated additional costs of this project could have a material adverse effect on our results of operations and financial condition.

        We contract with both Hospira Worldwide, Inc., or Hospira, and Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished drug product.

        If Hospira, Oso, or, in particular, ACSD, experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials, if they have significant problems with their businesses, including lack of capacity, whether as a result of the constrained credit and financial markets or otherwise, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN. Any such supply interruptions could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

        Because the ACSD manufacturing facilities are located in Italy, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of API is of significant value. While in transit to the U.S., stored at our warehouser, Integrated Commercialization Solutions, Inc., or in transit to our finished product manufacturers, our API could be lost or become adulterated. Depending on when in this process the API is lost or adulterated, we could experience significant interruptions in the supply of CUBICIN and our financial performance could be impacted. We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, particularly if any of such events took place in Italy where ACSD is located.

        Reliance on third-party suppliers also entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance. Our third-party suppliers may not be able to comply with current Good Manufacturing Practice requirements or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

        Other Products.    Under our agreement with AstraZeneca for MERREM I.V., we do not have the capability to manufacture and supply MERREM I.V. Any interruption in supply of MERREM I.V. would likely cause us to fail to generate the revenues that we expect from our promotion of MERREM I.V. In addition, if the third party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

We face significant competition from other biotechnology and pharmaceutical companies and may face additional competition in the future, particularly with respect to CUBICIN, including from Teva, who is seeking to market a generic version of CUBICIN.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. Our competitors may develop, acquire or license on an exclusive basis technologies and drug products that are safer, easier to administer, more effective, or less costly than CUBICIN or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the continued acceptance of CUBICIN, if physicians prefer other drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, our financial condition and results of operations would be negatively impacted.

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, which is now a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. CUBICIN also faces competition from VIBATIV™ (telavancin), which was approved by the FDA in September 2009 as a treatment for cSSSI and will be co-marketed in the U.S. by Astellas Pharma US, Inc. and Theravance, Inc. In addition, CUBICIN may, if Teva's ANDA is approved and/or another third party files an ANDA that is ultimately approved, face competition in the U.S. from generic versions of CUBICIN. Teva's launch of a generic version of CUBICIN could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court), which is currently expected to expire in August 2011, has expired and Teva decides to launch prior to the district court decision. CUBICIN may also face competition in the future from drug candidates currently in clinical development, including drug candidates being developed as treatments for cSSSI for which NDAs have been filed. These include oritavancin, which is being developed by The Medicines Company, ceftaroline, which is being developed by Forest Laboratories, Inc., and ceftobiprole, which is being developed by Basilea Pharmaceutica AG. In February 2010 a division of Johnson & Johnson which has global rights to ceftobiprole, provided notice to Basilea of its intent to relinquish such rights.

        MERREM I.V. faces competition in the U.S. from commercially available drugs such as Primaxin® I.V., marketed by Merck as well as Doribax®, marketed by Ortho-McNeil, a Johnson & Johnson company, and may face competition from generic versions of MERREM I.V. as the composition of matter patent for MERREM I.V. expires in June 2010. Primaxin I.V. has been a widely used and well known antibiotic for over 20 years, and generic Primaxin may be introduced in the U.S. shortly by Ranbaxy Laboratories Limited, or Ranbaxy, pursuant to its settlement agreement with Merck which allows Ranbaxy to launch its generic version after September 1, 2009.

        Any inability on our part to compete with current or subsequently introduced drug products would have a material adverse impact on our operating results.

We need to manage our growth and increased breadth of our activities effectively.

        We have expanded the scope of our business significantly over the last two years. We have added MERREM I.V. as a product that we promote, acquired and in-licensed several drug candidates, and been progressing multiple clinical stage drug candidates. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance in clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, information management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to effectively manage and progress all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

Our long-term strategy is dependent upon our ability to attract and retain highly qualified personnel.

        Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical and sales personnel. In order to induce valuable employees to remain at Cubist, we have provided stock options and restricted stock units that vest over time. In the future, we expect to continue using stock options, restricted stock units or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We have also provided retention letters to our executive officers and certain other key employees. Despite our efforts to retain valuable employees, members of our management, scientific, medical and sales teams have in the past and may in the future terminate their employment with us. The failure to attract and retain our executive officers or other key employees could potentially harm our business or financial results.

Our long-term strategy is dependent upon successfully discovering, obtaining, developing and commercializing drug candidates.

        We have made significant investments in research and development and have recently increased our research and development workforce. However, except for CB-182,804 and CB-183,315, for which we initiated Phase 1 clinical trials in early 2009, none of our internally developed product candidates have reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-developed drug candidates or that there will be clinical benefits associated with CB-182,804, CB-183,315 or any other drug candidates that we do develop.

        CUBICIN and our other drug candidates that have progressed to Phase 2 clinical trials were the result of in-licensing or acquiring patents, product candidates and technologies from third parties. These types of activities represent a significant expense, as they generally require us to pay to other parties upfront payments, development and commercialization milestone payments and royalties on product sales. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs, as well as any resulting profits, with a third party.

        There can be no assurance that we will be able to acquire, in-license or otherwise obtain rights to additional desirable drug candidates or marketed drug products on acceptable terms or at all. In fact, we have faced and will continue to face significant competition for these types of drug candidates and marketed products from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. Because of the rising intensity of the level of competition for these types of drug candidates and marketed products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years, and they are often priced and sold at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and marketed products, which have the lowest risk and would have the most immediate impact on our business. If we need additional capital to fund our acquisition, in-licensing or otherwise obtaining rights to a drug candidate or marketed product, we would need to seek financing by borrowing funds or through the capital markets. Given the current state of the financial and credit markets, it may be difficult for us to acquire the capital that we would need.

        If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates to gain approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we are currently developing would generate revenues for many years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited and could have a material adverse effect on our long term business, operating results and financial condition.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

        As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions, such as our recent acquisition of Calixa Therapeutics Inc., or Calixa. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets continue to be constrained. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target or result in the accounting effect of the acquisition being different than what we had anticipated. We may also have to adjust certain aspects of the accounting for acquisitions, such as goodwill, in-process research and development, or IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

        We may not be able to realize the benefit of acquiring businesses with promising drug candidates if we are unable to successfully develop and commercialize such drug candidates, as happened with the Hepatitis C Virus compound that we acquired through our acquisition of Illumigen Biosciences, Inc. in December 2007. As a result, we cannot assure you that, following the acquisition of Calixa or any future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The FDA and other competent authorities worldwide may change their approval requirements or policies for antibiotics, or apply interpretations to its requirements or policies, in a manner that could delay or prevent commercialization of our antibiotic product candidates or approval of any additional indications for CUBICIN that we may seek in the U.S. and other countries.

        Regulatory requirements for the approval of antibiotics in the U.S. may change in a manner that requires us to conduct additional large-scale clinical trials, which may delay or prevent commercialization of our antibiotic product candidates or approval of any additional indications for CUBICIN that we may seek. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

        In 2006, the FDA refused to accept approval studies of successfully completed non-inferiority studies as the basis of approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. The draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally and reserves until a later date the FDA's guidance on the use of non-inferiority studies in all therapeutic areas. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the

U.S. In November 2008, the FDA's Anti-Infective Drugs Advisory Committee, or AIDAC, considered non-inferiority margins for new antibiotics for cSSSIs. The AIDAC concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if major abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. The position of the AIDAC may or may not be applied by FDA in its review of applications of regulatory filings.

        In addition, non-inferiority studies have come under scrutiny from Congress, in part because of a congressional investigation as to the safety of Ketek®, an antibiotic approved by the FDA on the basis of non-inferiority studies. The increased scrutiny by Congress and regulatory authorities may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements with respect to antibiotics.

        The factors described above could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we are developing or may seek to develop, such as CB-182,804, CB-183,315, CXA-201, or the approval of any additional indications for CUBICIN in the U.S. This would likely have a material adverse effect on our business and results of operations.

We have collaborative and other similar types of relationships that expose us to a number of risks.

        We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck subsidiary, to develop and commercialize CUBICIN outside the U.S., and we have collaborations with respect to MERREM I.V. and certain of our pipeline candidates, including CB-500,929 and ALN-RSV. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

        In order for existing and future collaborations to be successful, we need to able to work successfully with our collaborators or their successors. If not, these arrangements would likely be unsuccessful and/or terminate early. In addition, factors external to our collaborations, such as patent coverage, regulatory developments or market dynamics could impact the collaboration. For example, we and AstraZeneca recently amended our agreement with respect to the promotion of MERREM I.V. in the U.S. to shorten the term of the agreement due primarily to the expiration of the composition of matter patent coverage of MERREM I.V. in June 2010.

        Reliance on collaborations poses a number of risks including the following:

  •
  other than the rights we have by contract, the focus, direction, amount and timing of resources dedicated by our CUBICIN international distributors to their efforts to develop and commercialize CUBICIN is not under our control, which may result in less successful commercialization of CUBICIN in our partners' territories than if we had control over the CUBICIN franchise in these territories;

  •
  our CUBICIN international partners may not perform their contractual obligations, including appropriate and timely reporting on adverse events in their territories, as expected;

  •
  AstraZeneca may not provide the level of support that it is required to provide under our agreement with respect to MERREM I.V. or may not support our promotion of MERREM I.V. to the degree that we would like, leading us to receive lower than expected revenues from this collaboration;

  •
  we may be dependent upon other collaborators to manufacture and supply drug product to us, as we are with AstraZeneca for MERREM I.V., Dyax for CB-500,929 and Alnylam for ALN-RSV02, in order to develop or commercialize the drug product that is the subject of the collaboration, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

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

  •
  in situations, such as with CB-500,929, where our collaborator retains rights to develop and commercialize the product, or with ALN-RSV02, where we and our collaborator share decision-making power with respect to development of the product, we and our collaborator may not agree on decisions that could affect the development, regulatory approval, manufacture or commercial viability of the product;

  •
  in situations, such as with ALN-RSV02, where we and our collaborator are sharing the costs of development, our collaborators may not have the funds to contribute to their share of the costs of the collaboration;

  •
  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, commercial terms, the level of efforts being utilized to develop or commercialize product candidates that are the subject of a particular collaboration, or the preferred course of development or commercialization strategy, might cause delays or termination of the research, development or commercialization of drug candidates or products that we are marketing, lead to additional responsibilities with respect to drug candidates or marketed products, or result in litigation or arbitration, any of which would be time-consuming and expensive and could cause disruptions in the collaborative nature of these relationships, which could impede the success of our endeavors;

  •
  some of our collaborators might develop independently, or with others, drug products that compete with ours; and

  •
  our collaborators could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration.

        Collaborations with third parties are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborators or third parties with whom we have similar arrangements will have an adverse effect on our operations and financial performance.

The investment of our cash is subject to risks which could result in losses.

        We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today's tightened and fluctuating credit and financial markets. Such risks, including any additional write-downs of our auction rate securities or the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, additional impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, we have previously recorded an other-than-temporary impairment charge on our $58.1 million par value auction rate securities, which are currently recorded at their estimated fair value of $25.9 million. We will continue to monitor the credit and financial markets, and if there is continued deterioration, the fair value of our auction rate securities could decline further, resulting in additional other-than-temporary impairment charges.

We have incurred substantial losses in the past and may incur additional losses.

        We have been profitable for eleven consecutive quarters before considering the retrospective application, on January 1, 2009, of the provisions of accounting guidance for convertible debt with conversion and other options. Despite our recent profitability, we may incur future operating losses related to the development of our other drug candidates or investments in other product opportunities and/or a negative outcome in the ANDA litigation with Teva. If we fail to maintain profitability, the market price of our common stock may decline.

We may require additional funds and we do not know if additional funds would be available to us at all, or on terms that we find acceptable, particularly given the strain in the financial and credit markets.

        We may be required to seek additional funds due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us, particularly if the credit and financial markets continue to be constrained.

        We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be on acceptable or affordable terms, particularly if the credit and financial markets continue to be constrained.

        Our annual debt service obligations on our outstanding convertible notes are approximately $6.8 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital, if needed, we will not be able to execute our current business plan successfully.

Risks Related to Our Industry

Patent litigation or other intellectual property proceedings relating to our products or processes could result in liability for damages or stop our development and commercialization efforts.

        The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include the risks set forth elsewhere in this "Risk Factors" section and the following:

  •
  if third parties file ANDAs with the FDA seeking to market generic versions of our products prior to expiration of relevant patents owned or licensed by us, we may need to defend our patents, including by filing lawsuits alleging patent infringement, like the Teva litigation described above;

  •
  we or our collaborators may initiate litigation or other proceedings against third parties to enforce our patent rights;

  •
  we or our collaborators may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or processes do not infringe such third parties' patents;

  •
  if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we or our collaborators will need to defend against such proceedings;

  •
  if our competitors file patent applications that claim technology also claimed by us, we or our collaborators may participate in interference or opposition proceedings to determine the priority of invention of such technology; and

  •
  if third parties initiate litigation claiming that our brand names infringe their trademarks, we or our collaborators will need to defend against such proceedings.

        An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in the "Risk Factors" section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, the uncertainty of the outcome of the Teva litigation, and developments in the Teva litigation that may be perceived to negatively impact our position in the litigation, may cause our stock price to decline. In addition, an adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and will likely have a material adverse effect on our results of operations and financial condition.

        The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. We expect to incur significant costs in connection with the Teva litigation. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources.

Revenues generated by products we currently commercialize or may commercialize in the future depend on reimbursement from third-party payors.

        In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN, or related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or provide an insufficient level of coverage and reimbursement, CUBICIN may be too costly for general use, and physicians may not prescribe it. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as HMOs, are likely to have an effect on the successful commercialization of, and our ability to attract collaborative partners to invest in the development of, our drug products and drug candidates.

        In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the following, can reduce the revenues that we derive from CUBICIN:

  •
  The statutory requirement that Medicare may not make a higher payment for inpatient services that are necessitated by hospital acquired medical conditions, or HACs, arising after a patient is admitted to a hospital may affect the rate of reimbursement for CUBICIN. Although MRSA has not been designated as a HAC, it is covered by this statutory requirement in situations where MRSA triggers another condition that is itself a HAC. In addition, MRSA may be added as a HAC in the future. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that obtain a HAC which may be treated with CUBICIN.

  •
  The Medicare payment rate to physicians and hospital outpatient departments for CUBICIN is set on a quarterly basis based upon the average sales price for previous quarters. Significant downward fluctuations in such reimbursement rate could negatively affect sales of CUBICIN. While hospital outpatient rates can change through regulatory or legislative action, the Medicare payment methodology for physicians can only change through legislation.

  •
  Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current average manufacturer price, or AMP, and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision.

  •
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

  •
  We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those federal agencies and certain federal grantees.

        In addition to these existing legislative and regulatory mandates, future legislation or regulatory actions altering these mandates or imposing new ones may have a significant effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. For example, there are a number of pending legislative proposals involving prescription drug benefits in various federal health care programs that could have a material impact on the pricing and sale of our products, including proposals that would increase the Medicaid drug rebate liability for manufacturers and expand the number of entities to which manufacturers must extend discounts under the 340B/PHS pricing program.

        Third-party payors, including the U.S. government, are increasingly challenging the prices charged for and the cost-effectiveness of medical products, which is sometimes referred to as comparative effectiveness research, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, as well as possible legislative changes to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

        Furthermore, substantial uncertainty exists as to the reimbursement status of newly-approved health care products by third party payors. We will not know what the reimbursement rates will be for our future drug products, if any, until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates for our products, they may not be commercially viable or our future revenues and gross margins may be adversely affected.

        Finally, outside the U.S., certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by our collaborators in those countries.

Our business and industry is highly regulated and scrutinized and our long-term strategy and success is dependent upon compliance with applicable regulations and maintaining our business integrity.

        Research and Development.    Our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that usually takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our drug candidates will demonstrate the quality, safety and efficacy necessary to obtain marketing approvals. In addition, drug candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials.

        Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an Investigational New Drug application, or IND, to the FDA or a similar document to competent authorities outside the U.S. The FDA and other countries' authorities will allow us to begin clinical trials under an IND if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the data to support an IND. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND and therefore are unable to enter clinical trials. This has happened to us in the past and likely will again in the future.

        Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g. Institutional Review Boards, or IRBs, and Ethical Committees, or ECs) associated with the centers where the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of drug development. These types of delays or suspensions can result in increased development costs and delays in marketing approvals. For example, in December 2009, we announced the early closing of enrollment of both Phase 2 trials of CB-500,929 based on a recommendation from the Data Safety Monitoring Board, or DSMB, to close one of the trials, known as the CONSERV-2 trial, due to the observation of a statistically significant difference in mortality between the arms of the CONSERV-2 trial that the DSMB felt needed to be assessed before the trial could be resumed.

        Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed or prematurely terminated, such as:

  •
  unforeseen safety issues or findings of an unacceptable safety profile;

  •
  findings of an unacceptable risk-benefit profile or findings of futility with respect to observing reasonable efficacy as a result of analyses conducted during the course of ongoing clinical trials or other types of adverse events that occur in clinical trials that are disproportionate to statistical expectations; this was the primary reason for the early close in enrollment of our CB-500,929 Phase 2 trials;

  •
  inadequate efficacy observed in the clinical trials;

  •
  the rate of patient enrollment, including limited availability of patients who meet the criteria for certain clinical trials or inability to enroll patients;

  •
  our inability to manufacture, or obtain from a third party manufacturer, sufficient quantities of acceptable materials for use in clinical trials;

  •
  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of CB-500,929 that may be conducted by Dyax or its other licensees, clinical trials of ALN-RSV01 that may be conducted by Alnylam or Alnylam's partner in Asia, Kyowa Hakko Kirin Co., Ltd., and clinical trials of CXA-101 or CXA-201 that may be conducted by Astellas;

  •
  the delay or failure in reaching agreement on contract terms with prospective study sites and other third party vendors who are supporting our clinical trials;

  •
  our inability to reach agreement on trial design and priorities with collaborators with whom we are co-developing a drug candidate, such as ALN-RSV02, which we are co-developing with Alnylam in North America;

  •
  the difficulties and complexity of testing our drug candidates in clinical trials with pediatric patients as subjects, particularly with respect to CUBICIN and in the development of the products that are the subject of our collaboration with Alnylam, one of which is focused on the treatment of RSV in the pediatric population;

  •
  the failure of third-party clinical research organizations and other third-party service providers and independent clinical investigators that we have engaged to manage and conduct the trials to perform their oversight of the trials or to meet expected deadlines;

  •
  the failure of our clinical investigational sites, and related facilities and the records kept at such sites, and clinical trial data to be in compliance with the FDA's Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, EMEA, or EU Member State inspections of clinical trials;

  •
  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or ECs on a trial design that we are able to execute;

  •
  the FDA or the competent national authorities of EU Member States, ECs or a Data Safety Monitoring Committee for a trial placing a trial on "clinical hold," temporarily or permanently stopping a trial, or requesting modifications of a trial for a variety of reasons, principally for safety concerns;

  •
  difficulty in adequately following up with patients after treatment; and

  •
  changes in laws, regulation, or regulatory policy, or clinical practices.

        If clinical trials for our drug candidates are unsuccessful, delayed or cancelled, we will be unable to meet our anticipated development and commercialization timelines and we may incur increased development costs and delays in marketing approvals, which could harm our business and cause our stock price to decline.

        Regulatory Product Approvals.    We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN. In territories around the world where CUBICIN is not already approved, our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN. However, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

        Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards or standards developed by regulatory agencies in countries other than the U.S. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and could even affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN. Moreover, recent events, including complications experienced by patients taking FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs. In summary, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals. In addition, biotechnology stock prices have declined significantly in certain instances where companies have failed to obtain FDA approval of a drug candidate or if the timing of FDA approval is delayed. If the FDA's or any foreign regulatory authority's response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

        Moreover, even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Even if our drug products are approved for marketing and commercialization, we will need to comply with post-approval clinical study commitments in order to maintain the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with combination therapy in the treatment of S. aureus infective right-sided bacterial endocarditis. Our business could be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change related sections of the marketing label for CUBICIN.

        In addition, adverse medical events that occur during clinical trials or during commercial marketing of CUBICIN could result in legal claims against us and the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline. In particular, our ongoing pediatric trial, which we are conducting as part of our Phase 4 clinical study commitments to the FDA, exposes us to more uncertain and potentially greater risk because of the age of the patients.

        Commercialization.    Our company, our drug products, the manufacturing facilities for our drug products and our promotion and marketing materials are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including good manufacturing practices, regulations, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product that we are developing or commercializing, further regulatory approval will be required.

        Other U.S. state and federal laws and regulations and similar provisions in other countries may also affect our ability to manufacture, market and ship our product and may be difficult or costly for us to comply with. These include state or federal U.S. legislation, or legislation in other countries, that in the future could require us or the third parties that we utilize to manufacture and supply our marketed products and product candidates to maintain an electronic pedigree or other similar tracking requirements on our marketed products or product candidates. If any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the new laws.

        Failure to comply with manufacturing and other post-approval state or federal U.S. law, or similar laws of other countries, including laws that prohibit certain payments to healthcare professionals and/or require reports with respect to the payments and marketing efforts with respect to healthcare professionals, or any regulations of the FDA and other regulatory agencies can, among other things, result in fines, increased compliance expense, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulations may have a negative effect on our operating results and financial condition.

        Compliance/Fraud and Abuse.    We are subject to extensive and complex laws and regulation, including but not limited to, health care "fraud and abuse" laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to ensure compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. AstraZeneca has retained certain rights related to the commercialization of MERREM I.V., including pricing, distribution and contracting, and maintains a U.S. compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against AstraZeneca with respect to the commercialization of MERREM I.V. could have a significant impact on our ability to successfully promote MERREM I.V. and could cause us to become subject to a similar action as the one brought against AstraZeneca.

        International Operations/Relationships.    We have manufacturing, collaborative and clinical trial relationships outside the U.S., and CUBICIN is marketed internationally through collaborations. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

  •
  unexpected CUBICIN adverse events that occur in foreign markets that we have not experienced in the U.S.;

  •
  foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues, and other obligations incident to doing business in another country;

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements;

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets; and

  •
  violations of laws by our licensees, distributors, manufacturers, clinical research organizations, and other third parties with whom we do business, including violations of the U.S. Foreign Corrupt Practices Act.

        These and other risks associated with our international operations, including those described elsewhere in this Risk Factors section, may materially adversely affect our business and results of operations.

        Environmental, Safety and Climate Control.    Our research, development and manufacturing efforts, and those of third parties that research, develop and manufacture our products and product candidates on our behalf or in collaboration with us, involve the controlled use of hazardous materials, including chemicals, viruses, bacteria and various radioactive compounds, and are therefore subject to numerous U.S. and international environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition, we, and our collaborators and third party manufacturers, may also become subject to laws and regulations related to climate change, including the impact of global warming. The costs of compliance with environmental and safety laws and regulations are significant and the costs of complying with climate change laws could also be significant. Any violations, even if inadvertent or accidental, of current or future environmental, safety or climate change laws or regulations and the cost of compliance with any resulting order or fine could adversely affect our operations.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

        Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other healthcare providers. As a result of current global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, earnings and cash flow. In addition, we rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations and manufacturers, and third-party suppliers. Because of the recent tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

The way that we account for our operational and business activities is based on estimates and assumptions that may differ from actual results, and new accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, inventories, investments, impairment of long-lived assets including other intangible assets, goodwill, IPR&D, accrued clinical research costs, income taxes, stock-based compensation, and product rebate and return accruals. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates under different assumptions or conditions or events occur which cause us to have to re-assess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

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

        The nature of our business exposes us to potential liability inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the future. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings may also absorb significant management time.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our stock could decline.

        The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to downward fluctuations in response to a variety of factors, including those factors described elsewhere in this "Risk Factors" section and the following:

  •
  the investment community's view of the revenue, financial and business projections we provide to the public, and whether we succeed or fail in meeting or exceeding these projections;

  •
  actual or anticipated variations in our quarterly operating results;

  •
  an adverse result, even if not final, in the Teva litigation;

  •
  additional third parties filing ANDAs with the FDA relating to our products and the results of any litigation that we file to defend and/or assert our patents against such third parties;

  •
  any liabilities in excess of amounts that have been accrued or reserved;

  •
  failure of third party reporters of sales data to accurately report our sales figures;

  •
  new legislation, laws or regulatory decisions that are adverse to us and/or our products;

  •
  the announcements of acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;

  •
  rumors, whether based in fact or unfounded, of any such transactions that are publicized in the media or are otherwise disseminated to investors in our stock and expectations in the financial markets that we may or may not be the target of potential acquirers;

  •
  litigation, including stockholder or patent litigation;

  •
  our failure to adequately protect our confidential, electronically stored, transmitted and communicated information; and

  •
  volatility in the markets unrelated to our business and other events or factors, many of which are beyond our control.

        In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

If our officers, directors and certain stockholders choose to act together, they would be able to influence our management and operations and might act in their best interests and not necessarily those of other stockholders.

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

        Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully respond to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:

  •
  responding to proxy contests and other actions by activist shareholders may be costly and time-consuming, and may disrupt our operations and divert the attention of management and our employees;

  •
  perceived uncertainties as to our future direction may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

  •
  if individuals are elected to our board of directors with a specific agenda different from ours, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 88,000 square feet of commercial and laboratory space and twelve acres of land.

        Our operating leases consist of approximately 178,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in September 2012 for approximately 20,000 square feet and April 2016 for approximately 158,000 square feet, as well as 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 148 Sidney Street through October 2010.

ITEM 3.    LEGAL PROCEEDINGS

        On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying Cubist that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist's receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also scheduled a claim construction hearing (a.k.a. a Markman hearing) for June 2, 2010. The court indicated that summary judgment motions will not be permitted in this lawsuit.

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is included under Item 12 of Part III of this Annual Report on Form 10-K.

Market Information

        Our common stock is traded on the NASDAQ Global Select MarketSM under the symbol CBST. The following table shows the high and low sales price for our common stock as reported by the NASDAQ Global Select MarketSM for each quarter in the years ended December 31, 2009 and 2008.

	Common Stock Price
	2009		2008
	High	Low	High	Low
First Quarter	$25.50	$13.81	$22.10	$16.54
Second Quarter	$19.75	$15.60	$21.33	$17.05
Third Quarter	$22.39	$16.27	$24.00	$17.70
Fourth Quarter	$20.25	$16.50	$28.74	$16.25

Holders

        As of February 11, 2010, we had 166 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

        The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and to the NASDAQ Pharmaceutical Index from December 31, 2004, through December 31, 2009. The comparison assumes $100 was invested on December 31, 2004, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31 of the year indicated.

	2004	2005	2006	2007	2008	2009
CBST	100	180	153	173	204	160
Nasdaq Stock Market (U.S.)	100	102	112	122	59	84
Nasdaq Pharmaceutical Index	100	110	108	113	105	119

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2009	2008		2007	2006	2005
		(as adjusted)(1)		(as adjusted)(1)	(as adjusted)(1)
	(in thousands, except share and per share data)
Operations Data:
U.S. product revenues, net	$523,972	$414,681		$285,059	$189,512	$113,434
International product revenues	13,759	7,400		5,347	808	80
Service revenues	22,550	9,451		—	—	—
Other revenues	1,863	2,109		4,214	4,428	7,131

Total revenues, net	562,144	433,641		294,620	194,748	120,645
Costs and expenses:
Cost of product revenues	116,889	90,381		68,860	48,803	32,739
Research and development	170,575 (2)	126,670	(3)	85,175 (6)	57,405	51,673
Sales and marketing	82,202	84,997		67,662	56,879	42,331
General and administrative	54,718	40,704		31,485	26,745	19,335

Total costs and expenses	424,384	342,752		253,182	189,832	146,078
Interest income	4,260	10,066		18,036	10,589	3,292
Interest expense	(20,891)	(21,070)		(21,978)	(22,560)	(9,836)
Other income (expense)	(1,226)	(50,365	)(4)	(20)	12	125

Income (loss) before income taxes	119,903	29,520		37,476	(7,043)	(31,852)
Provision (benefit) for income taxes	40,303	(98,372	)(5)	1,880	—	—

Net income (loss)	$79,600	$127,892		$35,596	$(7,043)	$(31,852)

Basic net income (loss) per common share	$1.38	$2.26		$0.64	$(0.13)	$(0.60)
Diluted net income (loss) per common share	$1.36	$2.07		$0.62	$(0.13)	$(0.60)
Shares used in calculating:
Basic net income (loss) per common share	57,745,724	56,645,962		55,591,775	54,490,376	53,053,307
Diluted net income (loss) per common share	68,382,230	67,955,061		57,448,661	54,490,376	53,053,307

(1)
In 2009, we adopted the provisions of accounting guidance for convertible debt with conversion and other options, which required retroactive application. See Note M., "Debt," in the accompanying notes to consolidated financial statements for more information.

(2)
In 2009, we recorded $25.0 million in upfront payments relating to our collaboration agreements with Alnylam and Hydra.

(3)
In 2008, we recorded $17.5 million in upfront and milestone payments relating to our collaboration agreement with Dyax.

(4)
In 2008, we recorded an other-than-temporary impairment charge of $49.2 million on our investment in auction rate securities.

(5)
In 2008, we recorded an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets.

(6)
In 2007, we recorded an in-process research and development, or IPR&D, charge of $14.4 million related to our acquisition of Illumigen.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(as adjusted)(1)	(as adjusted)(1)	(as adjusted)(1)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$496,163	$417,945	$398,184	$308,327	$101,490
Working capital	$323,820	$451,696	$342,496	$303,482	$99,004
Total assets	$977,675	$689,141	$531,789	$435,805	$218,065
Total debt	$245,386	$232,194	$256,444	$243,389	$165,000
Other long-term obligations, excluding long-term deferred revenue	$116,624	$3,697	$2,698	$1,759	$—
Stockholders' equity	$470,643	$352,327	$189,532	$143,970	$16,599
Dividends	$—	$—	$—	$—	$—

(1)
In 2009, we adopted the provisions of accounting guidance for convertible debt with conversion and other options, which required retroactive application. See Note M., "Debt," in the accompanying notes to consolidated financial statements for more information.

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

Introduction

        This Management's Discussion and Analysis, or MD&A, is provided in addition to the accompanying consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

  •
  Overview: This section provides a summary of our business, our performance during the year ended December 31, 2009, our strategic initiatives and certain key risks that could cause our actual results to differ materially from the results that we expect.

  •
  Results of Operations: This section provides a review of our results of operations for the years ended December 31, 2009, 2008 and 2007.

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

        We had a total of $496.2 million in cash and cash equivalents and investments as of December 31, 2009, as compared to $417.9 million as of December 31, 2008. Our 2009 net income was $79.6 million, or $1.38 and $1.36 per basic and diluted share, respectively, as compared to 2008 net income of $127.9 million, or $2.26 and $2.07 per basic and diluted share, respectively, and 2007 net income of $35.6 million, or $0.64 and $0.62 per basic and diluted share, respectively. 2008 net income includes an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets. Our 2009 total net revenues were $562.1 million, as compared to 2008 total net revenues of $433.6 million, and 2007 total net revenues of $294.6 million. As of December 31, 2009, we had an accumulated deficit of $239.0 million.

        Net income for the twelve months ended December 31, 2008 and 2007, has been adjusted pursuant to the adoption of recently issued accounting guidance for convertible debt with conversion and other options, from net income previously reported for 2008 and 2007 of $169.8 million and $48.1 million, respectively, to net income of $127.9 million and $35.6 million, respectively. See Note M., "Debt," in the accompanying notes to consolidated financial statements for more information.

        CUBICIN.    We derive substantially all of our revenues from CUBICIN® (daptomycin for injection), which we launched in the U.S. in November 2003 and currently commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against methicillin-resistant S. aureus, or MRSA, and, as of December 31, 2009, has been used in the treatment of more than an estimated 880,000 patients with serious infections caused by Gram-positive pathogens such as MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. The following is a breakdown of our revenues from CUBICIN:

	2009	2008	2007
	(in thousands)
Net worldwide revenues	$537.8	$422.1	$290.4
Net U.S. revenues	$524.0	$414.7	$285.1
International revenues	$13.8	$7.4	$5.3

        Our net worldwide revenues for CUBICIN represent net U.S. revenues and international revenues, which represent the payments we receive from international distributors in connection with their commercialization of CUBICIN. Our total international revenues are primarily based on sales of CUBICIN by Novartis AG, or Novartis (which sells CUBICIN through a subsidiary), our distribution partner in the EU.

        We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large and growing market, and price increases we and our international partners may implement. Future sales of CUBICIN are, to a large extent, dependent upon our ability to compete successfully with the products of current and future competitors, the growth of the market for CUBICIN, our ability to secure sufficient quantities of CUBICIN to meet demand and, in particular, to work with the supplier of our CUBICIN active pharmaceutical ingredient, or API, to complete the expansion of the capacity at the facility at which it manufactures CUBICIN API, including the receipt of any related required regulatory approvals, on a timely basis, and our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN, and continuing to have CUBICIN reimbursed at adequate levels by third party payors and maintaining discount and rebate levels for federal government programs at levels that are similar to the current levels.

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying us that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also scheduled a claim construction hearing (a.k.a. a Markman hearing) for June 2, 2010. The court indicated that summary judgment motions will not be permitted in this lawsuit. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

        MERREM I.V.    In July 2008, we entered into an exclusive agreement with AstraZeneca Pharmaceuticals, LP, or AstraZeneca, to promote and provide other support in the U.S. for MERREM® I.V. (meropenem for injection), an established (carbapenem class) I.V. antibiotic. Under the agreement, we promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca provides marketing and commercial support for MERREM I.V. We recognize revenues from this agreement as service revenues. For the second half of 2008 and all of 2009, the agreement established a baseline annual payment by AstraZeneca to us of $20.0 million (pro rated for 2008), received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the year based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. For the second half of 2008 and all of 2009, we could have also earned a percentage of the gross profit on sales exceeding the annual baseline sales amount. The payments for any such sales over the baseline amount would have been recognized in the quarter in which AstraZeneca provided us with its annual sales report. Service revenues of $22.5 million for the year ended December 31, 2009, include a $4.5 million payment received in 2009 for exceeding the 2008 annual baseline sales amount. The 2009 actual U.S. sales were below the established annual baseline sales amount. As such we will not receive a gross profit percentage payment for 2009 sales in the first quarter of 2010.

        Given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., we and AstraZeneca entered into an amendment to the agreement in December 2009. The amendment establishes a six-month baseline sales amount for 2010 with a six-month baseline payment of up to $9.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six-month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established six-month baseline sales amount. If the actual U.S. sales fall short of the six-month baseline sales amount, the amendment provides stepped down payments, subject to a minimum payment of $4.0 million. The amendment also provides for the possibility that we will market MERREM I.V. during the final six months of 2010 if we and AstraZeneca mutually agree that the agreement should continue on acceptable terms. We cannot assure you that we will be able to reach an agreement with AstraZeneca to promote MERREM I.V. after June 30, 2010.

        Product Pipeline.    We are building a pipeline of acute care therapies through licensing and collaboration agreements as well as by progressing into clinical development compounds that we have developed internally. Summaries of the license and collaboration agreements referenced below are set forth in Note C., "Business Agreements," in the accompanying notes to consolidated financial statements.

        CB 500,929.    We obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of CB-500,929 for the prevention of blood loss during surgery pursuant to a license and collaboration agreement with Dyax Corp., or Dyax. We are studying CB-500,929 initially in the reduction of blood loss in patients undergoing cardiac surgery using cardiopulmonary bypass, which includes coronary artery bypass graft, or CABG, and heart valve repair and replacement procedures. In March 2009, we began a Phase 2 dose-ranging trial, CONSERV™ 1, assessing three different doses of ecallantide in cardiac surgery patients using cardiopulmonary bypass undergoing procedures associated with a relatively low risk of bleeding. In July 2009, we began a Phase 2 trial, CONSERV-2, assessing a high dose of ecallantide in cardiac surgery patients using cardiopulmonary bypass undergoing procedures associated with a higher risk of bleeding. In December 2009, we announced the early closing of enrollment of both Phase 2 trials based on a recommendation from the Data Safety Monitoring Board, or DSMB, to close the CONSERV-2 trial due to the observation of a statistically significant difference in mortality between the arms of the CONSERV-2 trial that the DSMB felt needed to be assessed before the trial could be resumed. Overall mortality was consistent with expected outcomes for the patient population in the CONSERV-2 trial. However, the data for patients treated in the trial as of the closing of enrollment showed more deaths in the CB-500,929 arm. Initial review shows mortality observed in the trial was due to a variety of causes typically expected in a high-risk-for-bleed population undergoing cardiac surgery. There was no such imbalance detected by the DSMB in the CONSERV-1 trial. We expect to complete analysis of all the data from both CONSERV-1 and CONSERV-2 in the first half of 2010 and subsequently determine next steps for the program.

        CXA-201.    We acquired Calixa Therapeutics Inc., or Calixa, in December 2009 and with it rights to CXA-201, Calixa's lead compound, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas Pharma, Inc., Astellas, and the beta-lactamase inhibitor tazobactam. CXA-101 is currently in Phase 2 clinical trials for complicated urinary tract infection, or cUTI. We obtained Calixa's rights to develop and commercialize the lead compound, CXA-201, and other products that incorporate CXA-101. Under a license agreement with Astellas, as further described below, we have the exclusive rights to develop, manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle East territories. CXA-201 is being developed as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug resistant, or MDR, Pseudomonas aeruginosa, or P. aeruginosa. Pan-resistant P. aeruginosa—resistant in vitro to all groups of antibiotics—is a major cause of opportunistic infections among immunocompromised patients. We anticipate advancing the clinical program for cUTI and complicated intra-abdominal infection, or cIAI, in the first half of 2010. The next study in the cUTI program would take into consideration the results of the ongoing cUTI trial with CXA-101. In addition, a Phase 2 trial of CXA-201 for cIAI is expected to begin in the first half of 2010. In the second half of 2010, we also expect to begin lung pharmacokinetic studies of CXA-201 for hospital acquired pneumonia and ventilator associated pneumonia.

        Pursuant to the terms of the merger agreement, which is summarized in Note D., "Business Combinations," in the accompanying notes to consolidated financial statements, we paid the Calixa stockholders $100.0 million, subject to certain adjustments and escrow provisions, and Calixa became our wholly-owned subsidiary. We are also required to make potential payments to Calixa stockholders of up to $310.0 million upon achieving certain development, regulatory, and commercial milestones related to products which incorporate CXA-101. This contingent consideration liability is recognized at its estimated fair value of $101.6 million on our consolidated balance sheet as of December 31, 2009.

        CB-182,804.    CB-182,804 is in Phase 1 clinical trials for the treatment of MDR Gram-negative infections. We plan to make a go/no go decision on whether to advance CB-182,804 into Phase 2 trials in the first quarter of 2010. CB-182,804 is a novel, proprietary, I.V. administered Gram-negative antibiotic that has demonstrated in vitro efficacy and rapid bactericidal activity against the key MDR Gram-negative pathogens, including P. aeruginosa, E. coli, K. pnuemoniae, and A. baumannii. In animal models, CB-182,804 was shown to be effective against lung, kidney, bloodstream and thigh infections against all MDR Gram-negative strains tested.

        CB-183,315.    CB-183,315 is in Phase 1 clinical trials for the treatment of Clostridium difficile associated diarrhea, or CDAD. We expect to launch Phase 2 clinical trials for the same indication in the first half of 2010. CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. Recent years have witnessed the emergence of a hypervirulent strain of C. difficile that produces much higher levels of toxins. This strain also demonstrates high level resistance to fluoroquinolones, which may have contributed to its spread throughout the U.S., Canada, the UK, the Netherlands and Belgium. Physicians have noted an increase in incidence and mortality rates as well as increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to intensive care units.

        ALN-RSV.    In January 2009, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's RNA interference, or RNAi, therapeutics as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need, particularly in children. The agreement was amended in November 2009 to carve ALN-RSV01, which is in Phase 2 clinical trials, out of the collaboration, subject to our rights to opt-in to development after Alnylam completes a Phase 2b study of ALN-RSV01 for the treatment of RSV infection in adult lung transplant patients. We have a pre-Investigational New Drug Application, or IND, program underway in novel treatments for RSV infections in children using Alnylam's RNAi technology.

Results of Operations

Years Ended December 31, 2009 and 2008

Revenues

        The following table sets forth revenues for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008	% Change
	(in millions)
U.S. product revenues, net	$524.0	$414.7	26%
International product revenues	13.8	7.4	86%
Service revenues	22.5	9.4	139%
Other revenues	1.8	2.1	-12%

Total revenues, net	$562.1	$433.6	30%

Product Revenues, net

        Cubist's net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $537.8 million in 2009 and $422.1 million in 2008, an increase of $115.7 million, or 27%. Gross U.S. product revenues totaled $567.2 million and $444.2 million for the years ended December 31, 2009 and 2008, respectively. The $123.0 million increase in gross U.S. product revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $101.9 million, as well as price increases for CUBICIN in October 2008 and June 2009, which resulted in $21.1 million of additional gross U.S. product revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $43.2 million and $29.5 million, for the years ended December 31, 2009 and 2008, respectively. The increase in allowances against U.S. gross product revenues was primarily driven by increases in chargebacks and Medicaid rebates due to increased U.S. sales of CUBICIN, as well as the price increases described above. International product revenues of $13.8 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from Novartis.

        We generally do not allow wholesalers to stock CUBICIN. We have a drop-ship program in place through which orders are processed through wholesalers, but shipments are sent directly to our end users. This results in sales trends closely tracking actual hospital and out-patient administration location purchases of our product. We pay certain wholesalers various fees for data supply and administration services. Net product revenue is reduced by any such fees.

Service Revenues

        Service revenues for the years ended December 31, 2009 and 2008, were $22.5 million and $9.4 million, respectively, and relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V, which is described further in the overview section of this MD&A. Service revenues from MERREM I.V. of $22.5 million for the year ended December 31, 2009, represent (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit that we received in 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount. U.S. sales of MERREM I.V. did not exceed the established annual sales amount in 2009. As such we will not receive a gross profit percentage payment for 2009 sales in the first quarter of 2010.

Costs and Expenses

        The following table sets forth costs and expenses for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008	% Change
	(in millions)
Cost of product revenues	$116.9	$90.4	29%
Research and development	170.6	126.7	35%
Sales and marketing	82.2	85.0	-3%
General and administrative	54.7	40.7	34%

Total costs and expenses	$424.4	$342.8	24%

Cost of Product Revenues

        Cost of product revenues were $116.9 million and $90.4 million for the years ended December 31, 2009 and 2008, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin for the year ended December 31, 2009, was 78%, as compared to 79% for the year ended December 31, 2008. The increase in cost of product revenues of $26.5 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008, is primarily attributable to the increase in sales of CUBICIN in the U.S. We expect our gross margin percentage in 2010 to be similar to our gross margin percentage in 2009.

Research and Development Expense

        Total research and development expense in the year ended December 31, 2009, was $170.6 million as compared to $126.7 million in the year ended December 31, 2008, an increase of $43.9 million, or 35%. The increase in research and development expense was due primarily to (i) an increase of $19.3 million in clinical expenses due to the higher number of studies that we were conducting; (ii) an increase of $17.2 million in license and collaboration expenses, which includes $25.0 million of upfront payments in 2009 related to the Alnylam and Hydra Biosciences, Inc., or Hydra, license and collaboration agreements, compared to $17.5 million of upfront and milestone payments during 2008 related to the Dyax license and collaboration agreement; (iii) an increase of $9.0 million in payroll, benefits, travel and other employee-related expenses due to an increase in headcount, and (iv) $4.3 million of stock-based compensation charges related to the acquisition of Calixa. These increases were partially offset by a decrease of $7.9 million of process development expenses.

        We expect a modest increase in research and development expenses in 2010 resulting from shifts in our various research and development investment activities. While expense relating to upfront and milestone payments is expected to be less than 2009, expenses related to process and development activity to develop our commercial and development stage compounds are expected to increase.

Sales and Marketing Expense

        Sales and marketing expense in the year ended December 31, 2009, was $82.2 million as compared to $85.0 million in the year ended December 31, 2008, a decrease of $2.8 million, or 3%. The decrease in sales and marketing expense is primarily related to a decrease in employee-related expenses, including travel and entertainment. Sales and Marketing expenses are expected to increase in 2010 reflecting the cost associated with a series of pilot programs supported by a modest increase in the sales staff.

General and Administrative Expense

        General and administrative expense in the year ended December 31, 2009, was $54.7 million as compared to $40.7 million in the year ended December 31, 2008, an increase of $14.0 million, or 34%. This increase is primarily due to an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates, fees incurred for business development activities, and transaction costs of $1.3 million incurred related to our acquisition of Calixa.

        We expect general and administrative expense in 2010 to increase primarily due to (i) an increase in salaries, benefits and employee related expenses due to additional headcount hired throughout 2009 and planned new hires during 2010, (ii) an increase in stock-based compensation expense in 2010, and (iii) a full year of fees and expenses related to the patent infringement litigation with Teva.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008 (as adjusted)	% Change
	(in millions)
Interest income	$4.3	$10.1	-58%
Interest expense	(20.9)	(21.1)	-1%
Other income (expense)	(1.2)	(50.4)	-98%

Total other income (expense), net	$(17.8)	$(61.4)	-71%

Interest Income

        Interest income in the year ended December 31, 2009, was $4.3 million as compared to $10.1 million in the year ended December 31, 2008, a decrease of $5.8 million, or 58%. The decrease in interest income is primarily due to a decrease of $9.3 million due to lower rates of return on our investments resulting from a decline in overall market interest rates, offset by $2.9 million in additional income as a result of higher average invested cash balances.

Interest Expense

        Interest expense in the year ended December 31, 2009, was $20.9 million as compared to $21.1 million in the year ended December 31, 2008, a decrease of $0.2 million, or 1%.

        In January 2009, we adopted the provisions of recently issued accounting guidance for convertible debt with conversion and other options. The adoption of the accounting guidance required us to adjust prior periods as if the guidance had been in effect in prior periods. Interest expense for the years ended December 31, 2009 and 2008, included $13.2 million and $12.6 million, respectively, of interest expense relating to the amortization of a debt discount as a result of the new standard. Approximately $0.8 million of debt issuance costs were written off as a result of the repurchase of $50.0 million of our convertible subordinated notes due June 2013, or the 2.25% Notes, in February 2008. The adoption of this standard is discussed in Note M., "Debt," in the accompanying notes to consolidated financial statements.

        The table below summarizes our interest expense for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008 (as adjusted)
	(in millions)
Contractual interest coupon payment	$6.8	$6.8
Amortization of debt discount	13.2	12.6
Amortization of the liability component of the debt issuance costs	0.9	1.7

Total interest expense	$20.9	$21.1

Other Income (Expense)

        Other expense for the year ended December 31, 2009, was $1.2 million as compared to $50.4 million for the year ended December 31, 2008, a decrease of $49.2 million, or 98%. This decrease primarily relates to the write-down of $49.2 million of our investment in auction rate securities during 2008 that we determined to be other-than-temporarily impaired. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        For the year ended December 31, 2009, our provision for income taxes was $40.3 million on income before income taxes of $119.9 million, resulting in an effective tax rate of 33.6%. The difference between the effective tax rate and the U.S. federal statutory income tax rate of 35% is primarily the result of a $3.0 million net income tax benefit for discrete items related to the termination of the development of the Hepatitis C Virus compound that we had acquired through our acquisition of Illumigen Biosciences, Inc., or Illumigen, in December 2007. This net benefit included the write-off of our tax investment in Illumigen net of the write-off of Illumigen's federal net operating loss carryforwards. Our effective tax rate for the year ended December 31, 2008, was -333.2%, and relates to federal alternative minimum tax expense and state tax expense, offset by a $102.2 million tax benefit relating to the reversal of the valuation allowance for a significant portion of our deferred tax assets. For the year ended December 31, 2008, we recorded a net income tax benefit of $98.4 million.

        During the fourth quarter of 2009, we completed an analysis of certain meals and entertainment costs and made final computations of other tax return items, both of which related to prior periods. This analysis identified a $2.2 million tax benefit that should have been reported in the three month period ended December 31, 2008, upon the release of a significant portion of our valuation allowance and $0.6 million that related to the first three quarters of 2009. In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99, "Materiality," and SAB No. 108, we assessed the materiality of this error on our prior period financial statements. We concluded the effect of this error was not material to any of our prior period financial statements, and as such, these financial statements are not materially misstated. We also concluded that providing for the correction of the error in the fourth quarter of 2009 would not have a material impact on our financial statements for the year ended December 31, 2009. Accordingly, we recorded an income tax benefit of $2.8 million relating to these items during the quarter ended December 31, 2009.

        We expect our tax rate to be approximately 38.8% for the year ended December 31, 2010, which is comprised of the federal statutory income tax rate of 35.0% and a state income tax rate of 3.8%, net of federal benefit, before giving effect to income tax credits, if any, and other adjustments.

Years Ended December 31, 2008 and 2007

Revenues

        The following table sets forth revenues for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007	% Change
	(in millions)
U.S. product revenues, net	$414.7	$285.1	45%
International product revenues	7.4	5.3	38%
Service revenues	9.4	—	N/A
Other revenues	2.1	4.2	-50%

Total revenues, net	$433.6	$294.6	47%

Product Revenues, net

        Cubist's net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $422.1 million in 2008 and $290.4 million in 2007, an increase of $131.7 million, or 45%. The increase in net product revenues is primarily due to an increase in U.S. product revenues, net, which increased $129.6 million, or 45%. The increase in U.S. product revenues, net, is due to an increase in U.S. gross product revenues, partially offset by an increase in allowances and reserves against product revenues. Gross U.S. product revenues totaled $444.2 million and $301.5 million for the years ended December 31, 2008 and 2007, respectively. The increase in gross U.S. product revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $97.0 million, as well as an 8.0% and a 7.0% price increases for CUBICIN in January and October 2008, respectively, which resulted in $47.7 million of additional gross U.S. product revenues. Gross U.S. product revenues are offset by $29.5 million and $16.4 million, for the years ended December 31, 2008 and 2007, respectively, of allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees, an increase of $13.1 million or 79%. The increase in allowances against gross product revenue was primarily driven by increases in chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, as well as the price increases described above. International product revenues of $7.4 million and $5.3 million for the years ended December 31, 2008 and 2007, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales from, Novartis.

Service Revenues

        Service revenues for the year ended December 31, 2008, were $9.4 million versus zero for the year ended December 31, 2007. Service revenues relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., which we entered in July 2008. These service revenues represent the minimum payment amount that we were entitled to with respect to this period under our agreement with AstraZeneca, which is described in the overview section of this MD&A.

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

Research and Development Expense

        Total research and development expense in the year ended December 31, 2008, was $126.7 million as compared to $85.2 million in the year ended December 31, 2007, an increase of $41.5 million, or 49%. The increase in research and development expenses was due primarily to (i) an increase of $11.7 million in clinical and non-clinical studies due to the higher number of studies underway; (ii) an increase of $8.8 million in the cost of material to advance our programs under development and to test and improve our manufacturing processes; (iii) an increase of $7.8 million in laboratory supplies and services also due to the increased number of studies underway; (iv) an increase of $6.5 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (v) an increase of $2.3 million in facilities expense related to additional laboratory space; (vi) an increase of $1.5 million in license and collaboration expenses primarily due to $17.5 million of upfront and milestone payments related to the Dyax license and collaboration agreement which we entered into in April 2008, compared to the year ended December 31, 2007, which included $14.4 million of in-process research and development expense, or IPR&D, related to the Illumigen acquisition in December 2007; and (vii) a one-time charge of $1.8 million in expense related to the write-off of property that was demolished at our main building at 65 Hayden Avenue in Lexington, Massachusetts, to support the build-out of the new laboratory space.

Sales and Marketing Expense

        Sales and marketing expense in the year ended December 31, 2008, was $85.0 million as compared to $67.7 million in the year ended December 31, 2007, an increase of $17.3 million, or 26%. The increase in sales and marketing expense is primarily related to an increase of $15.5 million in payroll, including incentive compensation, benefits, travel, and other employee related expenses, due to the hiring of additional field sales personnel in the first quarter of 2008.

General and Administrative Expense

        General and administrative expense in the year ended December 31, 2008, was $40.7 million as compared to $31.5 million in the year ended December 31, 2007, an increase of $9.2 million, or 29%. This increase is primarily due to (i) an increase of $5.9 million in payroll, benefits, travel and other employee related expenses due to an increase in headcount; (ii) an increase of $1.4 million in rent expense due to the leasing of additional space at 45 and 55 Hayden Avenue in Lexington, Massachusetts; and (iii) an increase of $1.9 million in professional services due to an increase in consulting and legal expenses.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the years ended December 31, 2008 and 2007:

	December 31,
	2008 (as adjusted)	2007 (as adjusted)	% Change
	(in millions)
Interest income	$10.1	$18.0	-44%
Interest expense	(21.1)	(22.0)	-4%
Other income (expense)	(50.4)	-	N/A

Total other income (expense), net	$(61.4)	$(4.0)	-1449%

Interest Income

        Interest income in the year ended December 31, 2008, was $10.1 million as compared to $18.0 million in the year ended December 31, 2007, a decrease of $7.9 million, or 44%. The decrease in interest income is due primarily to a decrease of $10.0 million related to lower rates of return on our investments caused by unsettled capital market conditions, offset by a $2.1 million increase related to a higher average cash and cash equivalents balance in 2008 than in 2007.

Interest Expense

        Interest expense in the year ended December 31, 2008, was $21.1 million as compared to $22.0 million in the year ended December 31, 2007, a decrease of $0.9 million, or 4%. The decrease in interest expense is due to a lower debt balance in the year ended December 31, 2008, as a result of the repurchase of $50.0 million of our convertible subordinated notes due June 2013, or the 2.25% Notes, in February 2008, offset by the write-off of approximately $0.8 million of debt issuance costs related to the repurchase of the 2.25% Notes.

        In January 2009, we adopted the provisions of recently issued accounting guidance for convertible debt with conversion and other options. The adoption of the accounting guidance required us to adjust prior periods as if the guidance had been in effect in prior periods. Interest expense for the years ended December 31, 2008 and 2007, included $12.6 million and $13.1 million, respectively, of interest expense relating to the amortization of a debt discount as a result of the new standard. The adoption of this standard is discussed in Note M., "Debt," in the accompanying notes to consolidated financial statements.

        The table below summarizes our interest expense for the years ended December 31, 2008 and 2007, following the adoption of the accounting guidance for convertible debt with conversion and other options:

	December 31,
	2008 (As adjusted)	2007 (As adjusted)
	(in millions)
Contractual interest coupon payment	$6.8	$7.9
Amortization of debt discount	12.6	13.1
Amortization of the liability component of the debt issuance costs	1.7	1.0

Total interest expense	$21.1	$22.0

Other Income (Expense)

        Other expense for the year ended December 31, 2008, was $50.4 million, and primarily consists of the write-down of $49.2 million of our investment in auction rate securities that we determined to be other-than-temporarily impaired, as well as a net loss on the repurchase of $50.0 million of the 2.25% Notes in February 2008, as adjusted under the accounting guidance for convertible debt with conversion and other options that was adopted in January 2009. More information can be found in the "Liquidity and Capital Resources" section below.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2008 and 2007, were -333.2% and 5.0%, respectively, as adjusted under the accounting guidance for convertible debt with conversion and other options that was adopted in January 2009. The effective tax rate for the years ended December 31, 2008 and 2007, relates to federal alternative minimum tax expense and state tax expense and for 2008 is offset by the tax benefit relating to the reversal of the valuation allowance for a significant portion of our deferred tax assets. Cubist and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Prior to the fourth quarter 2008, all of our deferred tax assets had a full valuation allowance recorded against them. In the fourth quarter of 2008, upon reviewing factors such as consistent profitability, our ability to utilize net operating loss carryforwards and forecasts of future profitability, we determined that there was sufficient positive evidence that it was more-likely-than-not that we would be able to realize a significant portion of our deferred tax assets. As a result, we determined that a full valuation allowance on these assets was no longer required. We recorded a tax benefit of $102.2 million during the year ended December 31, 2008, as a result of the reversal of a significant portion of the valuation allowance, which resulted in a net income tax benefit of $98.4 million as compared to a provision of $1.9 million for the year ended December 31, 2007.

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

  •
  equity and debt financings; and

  •
  interest earned on invested capital.

        As of December 31, 2009, we had an accumulated deficit of $239.0 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, investments in other product opportunities, our business development activities, to enforce our intellectual property rights, for construction and other expenses related to the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts, and for funding of the necessary increased capacity at the manufacturing facility of our CUBICIN API supplier to meet our expected demand of CUBICIN API. Our total cash, cash equivalents and investments at December 31, 2009, was $496.2 million as compared to $417.9 million at December 31, 2008. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be constrained.

Operating Activities

        Net cash flows provided by operating activities are as follows:

	Twelve months ended December 31,
	2009	2008 (as adjusted)	2007 (as adjusted)
	(in millions)
Net income	$79.6	$127.9	$35.6
Non-cash adjustments, net	82.1	(11.2)	50.3
Change in working capital	(1.1)	5.5	14.9

Net cash flows provided by operating activities	$160.6	$122.2	$100.8

        Net cash provided by operating activities in 2009 was $160.6 million, compared to $122.2 million and $100.8 million in 2008 and 2007, respectively. Cash provided by operating activities in 2009 increased by $38.4 million, as compared to 2008, driven primarily by an increase in net income after adjustments for non-cash charges. The $93.4 million increase in non-cash charges is primarily attributable to the difference between a deferred tax provision of $34.1 million in 2009 compared to a deferred tax benefit of $102.2 million in 2008, as a result of a reversal of a significant portion of the valuation allowance on our deferred tax assets in the fourth quarter of 2008.

Investing Activities

        Net cash used in investing activities in 2009 was $417.0 million, compared to $35.5 million used in investing activities in 2008 and $226.2 million provided by investing activities in 2007. Cash used in investing activities in 2009 consisted of $92.2 million for the acquisition of Calixa, and also includes the purchase of $364.7 million in investments, offset by proceeds of $51.0 million from our investments, and the purchase of $11.1 million of property and equipment. Net cash used in investing activities during the twelve months ended December 31, 2008, included the payment of $10.2 million to former shareholders of Illumigen, which we acquired in December 2007. Cash used in investing activities in 2008 also included $25.3 million of purchases of property and equipment, including $14.0 million of assets related to the construction of approximately 30,000 square feet of additional laboratory space at our main building at 65 Hayden Avenue in Lexington, Massachusetts, as well as approximately $4.5 million of assets related to renovating additional leased space at the 45 and 55 Hayden Avenue building in Lexington, Massachusetts. Cash provided by investing activities in 2007 consisted of a net cash inflow of $235.6 million related to maturities offset by purchases of securities, as well as cash outflows from purchases of property and equipment of $5.1 million and $4.3 million for the acquisition of Illumigen, net of cash acquired. We estimate that capital expenditures for 2010 will be in the range of $13.0 million to $16.0 million, driven by the investment in laboratory equipment, information technology solutions and enhancements to support the needs of an expanding business, as well as facility and leasehold improvements, including the work to expand our facility at 65 Hayden Avenue in Lexington, Massachusetts.

Financing Activities

        Net cash provided by financing activities in 2009 was $5.0 million, compared to $32.4 million used in financing activities in 2008 and $11.8 million provided by financing activities in 2007. Cash provided by financing activities includes cash received from stock option exercises and purchases of common stock through our employee stock purchase plan of $4.7 million, $14.4 million and $12.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash used in financing activities in 2008 also includes $46.8 million of cash used to repurchase $50.0 million of our 2.25% Notes.

Auction Rate Securities

        At December 31, 2009 and 2008, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair value. Due to repeated failed auctions since August 2007, we do not consider these securities to be liquid and have therefore classified them as long-term investments. A decline in the financial markets has impacted the fair value of our auction rate securities. As of December 31, 2009 and 2008, we estimate the fair value of the auction rate securities to be $25.9 million and $8.9 million, respectively. As of December 31, 2009, our investment in auction rate securities is our only financial asset measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents approximately 7% of the total financial assets measured at fair value. Additional information can be found in Note E., "Investments," in the accompanying notes to consolidated financial statements.

        The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. The fair value of our auction rate securities increased by $16.9 million during the twelve months ended December 31, 2009, primarily related to improved financial market conditions. We will continue to monitor the securities and the financial markets, and if there is deterioration in the fair value of these securities, individually or in the aggregate, it could result in other-than-temporary impairment charges.

Credit Facility

        In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2009.

Repurchases of Common Stock or Convertible Subordinated Notes Outstanding

        From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or our outstanding convertible subordinated notes in privately negotiated transactions, or publicly announced programs. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources.

Commitments and Contingencies

Legal Proceedings

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva, notifying Cubist that Teva has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also scheduled a claims construction hearing (a.k.a. a Markman hearing) for June 2, 2010, and has indicated that summary judgment motions will not be permitted in this lawsuit.

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

Business Agreements

        Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. During the twelve months ended December 31, 2009, we made a $20.0 million upfront payment to Alnylam, which represented the payment due upon signing our collaboration agreement with Alnylam for the development and commercialization of Alnylam's RNAi therapeutics as potential therapy for the treatment of RSV infection. Additionally, during the twelve months ended December 31, 2009, we entered into a collaboration and license agreement with Hydra under which we made a $5.0 million upfront payment. Unless earlier terminated pursuant to the terms of this agreement, we will also provide research and development funding payments of $5.0 million annually to Hydra for the first and second years of the research collaboration. These payments were included in research and development expense for the twelve months ended December 31, 2009. Additional information regarding our business agreements can be found in Note C., "Business Agreements," in the accompanying notes to consolidated financial statements.

Contingent Consideration

        If certain development, regulatory, or commercial milestones are achieved with respect to products incorporating CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former shareholders of Calixa. In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on the balance sheet at fair value. The total undiscounted potential milestone payments range from zero to $310.0 million. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor, was $101.6 million as of December 31, 2009. As of December 31, 2009, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. The fair value of contingent consideration is required to be reassessed at each reporting period, with changes in fair value reflected in the consolidated statement of income as other income (expense). The amount and timing of any such payments cannot be reliably predicted, and accordingly, such payments are excluded from the contractual obligations table below. Additional information can be found in Note D., "Business Combinations," in the accompanying notes to the consolidated financial statements.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums, potential milestone payments and continent consideration associated with the acquisition of Calixa, as we cannot reasonably predict the amount and timing of future payment. Reserves for unrecognized tax benefits of $4.7 million have also been excluded from the table below due to the inability to predict the timing of tax audit resolutions. The following summarizes our significant contractual obligations at December 31, 2009, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Subordinated convertible notes	$—	$—	$300.0	$—	$300.0
Interest on subordinated convertible notes	6.8	13.5	3.4	—	23.7
Operating leases, net of sublease income	5.4	11.0	10.5	7.3	34.2
Royalty payments due	44.4	—	—	—	44.4
Inventory purchase obligations	51.3	29.8	15.6	—	96.7
Other purchase obligations	50.1	28.2	—	—	78.3

Total contractual cash obligations	$158.0	$82.5	$329.5	$7.3	$577.3

        The subordinated convertible notes consist of a remaining $300.0 million aggregate principal amount of our 2.25% Notes, due in June 2013. These notes require semi-annual interest payments through maturity.

        Our operating leases consist of approximately 178,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in September 2012 for approximately 20,000 square feet, and April 2016 for approximately 158,000 square feet, as well as 15,000 square feet of commercial space at 148 Sidney Street in Cambridge, Massachusetts, pursuant to a term lease that expires in December 2010. We have subleased the space located at 148 Sidney Street through October 2010.

        The royalty payments listed above represent amounts expected to be owed to Eli Lilly on sales of CUBICIN. The inventory purchase obligations listed above represent purchases for the manufacturing of CUBICIN API by our supplier, ACS Dobfar SpA, or ACSD, as well as payments for converting CUBICIN API into its finished, vialed and packaged formulation. The other purchase obligations listed above primarily represent expected future payments for clinical trial expenses, payments pursuant to research funding and collaboration agreements and payments related to the expansion at ACSD's CUBICIN API manufacturing facility, as described below.

        We have a manufacturing and supply agreement with ACSD which was amended in November 2009. Under this amendment, we and ACSD have agreed to: (a) a project plan for the process, equipment and associated plant improvements and expansion to the facility intended to increase the capacity of the facility to produce CUBICIN API and the reimbursement to ACSD for certain costs associated with these activities, (b) a new CUBICIN API pricing schedule based on payments in Euros to ACSD that can be updated in the event that future facility or process improvements are implemented, and (c) a new minimum order requirement structure based on a percentage of our CUBICIN API requirements rather than an absolute annual minimum. The ACSD inventory purchase commitments, as well as the expected payments for the reimbursement of costs related to the ACSD expansion, have been translated to U.S. dollars using the exchange rate at December 31, 2009. Amounts paid related to the expansion at ACSD are capitalized within other assets in our consolidated balance sheets until the related assets are put into service for their intended use, after which the assets will be amortized to cost of sales over their estimated useful life.

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

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition;

  •
  Inventories;

  •
  Clinical research costs;

  •
  Investments;

  •
  Property and equipment and other intangible assets;

  •
  Income taxes;

  •
  Stock-based compensation; and

  •
  Business combinations.

I. Revenue Recognition

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

U.S. Product Revenues, net

        All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees and rebates in the same period the related sales are recorded. We generally do not allow wholesalers to stock CUBICIN. Instead, we maintain a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to our end users, who are generally hospitals and acute care settings. This results in sales trends closely tracking actual hospital and acute care settings purchases of our product, and also prevents unusual purchasing patterns since it closely tracks end-user demand.

        We maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date of the product. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. If the history of our product returns changes, the reserve will be adjusted. If we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking and activity and provisions for returns which will be based on estimated product in the distribution channel that may not sell through to end users.

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

        Reserves for Medicaid rebate programs are included in accrued liabilities and were $2.2 million and $1.4 million at December 31, 2009 and 2008, respectively. Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $5.2 million and $4.9 million at December 31, 2009 and 2008, respectively. In the years ended December 31, 2009, 2008 and 2007, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $43.2 million, $29.5 million and $16.4 million, respectively.

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

International Product Revenues

        We sell our product to international distribution partners based upon a transfer price arrangement that is generally established annually. Once Cubist's distribution partner sells the product to a third party, we may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price.

Service Revenues

        We promote and provide other support for MERREM I.V. in the U.S. pursuant to a commercial services agreement that we entered into with AstraZeneca in July 2008. AstraZeneca provides marketing and commercial support for MERREM I.V. We recognize the revenues from this agreement as service revenues in our consolidated statement of income. For the second half of 2008 and all of 2009, the agreement established a baseline annual payment by AstraZeneca to Cubist of $20.0 million (which was pro rated for 2008) received in quarterly increments, that was adjusted up or down through a true-up payment or refund at the end of the year based on actual U.S. sales of MERREM I.V.

exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. For the second half of 2008 and all of 2009, we could have also earned a percentage of the gross profit on sales exceeding the annual baseline sales amount. The revenue for any such sales over the baseline amount would have been recognized in the quarter in which AstraZeneca provided us with its annual sales report. We recognize revenues related to this agreement over each annual period of performance based on the minimum annual payment amount that we can receive under the agreement with AstraZeneca. We assess the amount of revenue we recognize at the end of each quarterly period to reflect our actual performance against the annual baseline sales amount that could not be subject to adjustment based on future quarter performance. Amounts received in excess of revenue recognized are included in deferred revenues.

        Service revenues from MERREM I.V. of $22.5 million for the year ended December 31, 2009, represent (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit that we received during the first quarter of 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009. Our service revenues from MERREM I.V. for the year ended December 31, 2008, were $9.4 million, which represents the pro-rated annual payment earned by us in 2008. U.S. sales of MERREM I.V. in 2009 were below the established annual sales amount. As such we will not receive any gross profit percentage payment for 2009 sales in the first quarter of 2010.

        Given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., we and AstraZeneca entered into an amendment to the agreement in December 2009 to establish a six-month baseline sales amount for 2010 with a six-month baseline payment of up to $9.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six-month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established six-month baseline sales amount. If the actual U.S. sales fall short of the six-month baseline sales amount, the amendment provides stepped down payments, subject to a minimum payment of $4.0 million. The amendment also provides the possibility that we will market MERREM I.V. during the final six months of 2010 if we and AstraZeneca mutually agree that the agreement should continue on acceptable terms. We cannot assure you that we will be able to reach an agreement with AstraZeneca to promote MERREM I.V. after June 30, 2010.

Other Revenues

        Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

  License Revenues

        Non-refundable license fees for out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of Cubist's undelivered items can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of our performance for such undelivered items or services. License fees with ongoing involvement or performance obligations for Cubist are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered by us. Our assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations of Cubist, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis.

  Milestones

        Revenue from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Contingent payments under license agreements that do not involve substantial effort on our part are not considered substantive milestones. Such payments are recognized as revenue when the contingency is met only if there are no remaining performance obligations or any remaining performance obligations are priced at fair value. Otherwise, the contingent payment is recognized as revenue over the term of the arrangement as we complete our performance obligations.

II. Inventories

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. On a quarterly basis, we analyze our inventory levels and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications through a charge to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Therefore, any such written-down inventory would be sold at significantly higher margin. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III. Clinical research costs

        We utilize external entities such as contract research organizations, or CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We defer and capitalize nonrefundable advance payments made by us for research and development activities, including clinical research activities, until the related goods are delivered or the related services are performed. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expense in our consolidated statements of income. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies to the extent possible through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $33.0 million, $13.8 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of each study, the required level of patient enrollment, and the number of sites involved in each study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements or that span multiple years. If we receive incomplete or inaccurate information from our third-party service providers, we may under- or over-estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known.

IV. Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Our short-term investments include bank deposits, corporate notes, U.S. treasury securities, and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities, as well as auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. Investments are considered available-for-sale as of December 31, 2009 and 2008, and are carried at fair value. Given the repeated failure of auctions for the auction rate securities, these investments are not considered to be liquid and are classified as long-term investments as of December 31, 2009 and 2008.

        In April 2009, we adopted accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Under this guidance, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security or it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis, the entire impairment is considered other-than-temporary and is recognized in other income (expense). Otherwise, the impairment should be separated into an amount relating to the credit loss and an amount relating to all other factors, or non-credit loss. The other-than-temporary impairment relating to the credit loss is recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any non-credit loss is recognized, in certain circumstances, within equity as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

        Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, except in certain circumstances, including unrealized credit losses related to an other-than-temporary impairment. Realized gains and losses, dividends and interest income, including declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income.

V. Property and equipment and other intangible assets

        In the ordinary course of our business, we incur substantial costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. We generally depreciate plant and equipment using the straight-line method over the asset's estimated economic life, which range from three years to 40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results. Property and equipment primarily consists of our corporate headquarters building located at 65 Hayden Avenue in Lexington, Massachusetts.

        As of December 31, 2009, there were approximately $16.8 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from four years to 17 years. Determining the economic lives of intangible assets requires us to make significant judgment and estimates and can materially impact our operating results.

        Property and equipment and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of use of the acquired assets, overall business strategy, and market and economic trends. Future events could cause management to conclude that impairment indicators exist and that certain long-lived assets are impaired. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition.

VI. Income Taxes

        We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

        Effective January 1, 2007, we adopted the provisions of a standard which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This standard also provides guidance on the derecognition of previously recognized income tax items, measurement, classification, interest and penalties, accounting in interim periods and financial statement disclosure. Under this standard, we recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income taxes in the consolidated statements of income. At December 31, 2009, we did not have any interest or penalties accrued related to uncertain tax positions.

VII. Stock-Based Compensation

        We expense the fair value of employee stock options and other forms of stock-based employee compensation, including restricted stock units, over the employees' service periods, which are generally the vesting period of the equity award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating the expected life of the stock-based award, the expected stock price volatility over the expected life of the stock-based award and expected forfeiture rates.

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

        Our expected stock-price volatility assumption is based on both current and historical volatilities of our stock, which are obtained from public data sources. The expected life represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. We determine the expected life assumption based on the exercise behavior and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. We estimate forfeitures based on our historical experience of stock-based pre-vesting cancellations. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. During the years ended December 31, 2009, 2008 and 2007, we incurred stock-based compensation costs of $14.4 million, $11.8 million and $10.5 million, respectively.

VIII. Business Combinations

        On December 16, 2009, we acquired Calixa for total consideration of $201.6 million, consisting of a cash payment of $100.0 million and contingent consideration with an estimated fair value of $101.6 million. We allocated the value of the purchase price of $196.1 million to the tangible assets and identifiable intangible assets acquired and liabilities assumed, on the basis of their fair values at the date of acquisition. The difference between the total fair value of consideration transferred and the purchase price relates to $5.5 million of charges primarily related to stock-based compensation recognized in the postcombination period ended December 31, 2009, resulting from the settlement of Calixa's unvested equity awards pursuant to the merger agreement. The total $5.5 million charge was comprised of $4.3 million of research and development expense and $1.2 million of general and administrative expense. The difference between the purchase price and the fair value of assets acquired and liabilities assumed of $63.0 million was allocated to goodwill. This goodwill primarily relates to a potential future tax benefit related to acquired IPR&D assets.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

December 16, 2009
Cash	$5,079
Investments	2,657
IPR&D	194,000
Deferred tax assets	9,257
Goodwill	63,020
Other assets acquired	77

Total assets acquired	274,090
Other liabilities assumed	(2,791)
Deferred tax liabilities	(75,201)

Total liabilities assumed	(77,992)

Total purchase price	$196,098

IPR&D

        The intangible assets identified of $194.0 million are IPR&D assets relating to the drug candidate CXA-201 for pneumonia and cUTI/cIAI indications. CXA-201 is an intravenously administered combination of Calixa's novel antipseudomonal cephalosporin, CXA-101, and the beta-lactamase inhibitor tazobactam. CXA-101 is currently in Phase 2 clinical trials for cUTI. CXA-201 is being developed as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by MDR Pseudomonas aeruginosa. Pan-resistant P. aeruginosa—resistant in vitro to all groups of antibiotics—is a major cause of opportunistic infections among immunocompromised patients. We anticipate advancing the clinical program for cUTI and complicated intra-abdominal infection, or cIAI, in the first half of 2010. The next study in the cUTI program would take into consideration the results of the ongoing cUTI trial with CXA-101 and, in addition, a Phase 2 trial of CXA-201 for cIAI is expected to begin in the first half of 2010. We also expect to begin lung pharmacokinetic studies of CXA-201 for hospital acquired pneumonia and ventilator associated pneumonia in the second half of 2010. CXA-201 for pneumonia had an estimated fair value of $174.0 million and for cUTI/cIAI had an estimated fair value of $20.0 million as of the acquisition date. We did not attribute value to the CXA-101 compound alone because we currently do not believe that, acting alone, it has the efficacy profile to obtain approval from applicable regulatory agencies.

        We assessed the fair value of IPR&D assets using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions relating to the development and potential commercialization of CXA-201 for the indications described above. The valuation model used to estimate the fair values of CXA-201 indications reflects significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the probability of successfully completing clinical trials and obtaining regulatory approval; market size and market growth projections; estimates regarding the timing of and the expected costs to advance CXA-201 to commercialization; estimates of future cash flows from potential product sales; and a discount rate of 12%. The use of different assumptions or changes in assumptions used could result in materially different fair values.

        Upon acquisition, IPR&D assets are recorded at their acquisition-date fair value. Until the underlying project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of CXA-201 in the indications described above becomes impaired as the result of unfavorable data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing CXA-201 for any of these indications, we could incur significant charges in the period in which the impairment occurs. The intangible assets will be tested for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present, using projected discounted cash flow models. Post-acquisition research and development expenses related to the in-process research and development projects will be expensed as incurred.

        Development of CXA-201 for the indications described above requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before it could be commercialized in the U.S. or other territories. The estimated cost to advance CXA-201 to commercialization ranges from $140.0 million to $190.0 million for the cUTI/cIAI indications and from $170.0 million to $220.0 million for the pneumonia indication. These amounts represent management's best estimate of expected costs, but are subject to change given the stage of development of CXA-201 and additional information to be received as development activities advance.

        We expect to file a New Drug Application, or NDA, for the cUTI/cIAI indication by the end of 2013, and a supplemental NDA for the pneumonia indication during 2015. We expect to commercially launch as promptly as commercially practicable after necessary regulatory approvals are received. Assuming a traditional timeline for the regulatory review process, we expect to commercially launch CXA-201 in cUTI/cIAI in 2015 and in the pneumonia indication in 2017. The successful development of new pharmaceutical products is subject to numerous risks and uncertainties, including, but not limited to, those set forth in the "Risk Factors" section of this Annual Report on Form 10-K. Given these uncertainties, there can be no assurance that CXA-201 will be successfully developed for these indications or, if successfully developed, that it will be developed in the timeframes described above or within the cost ranges described above. If such development is not successful or completed in a timely manner or is more expensive than currently anticipated, we may not realize the financial benefits expected for CXA-201 or for the Calixa acquisition as a whole.

Contingent Consideration

        The undiscounted contingent consideration amounts ultimately paid relating to our acquisition of Calixa range from zero to $310.0 million. The fair value of this contingent consideration liability was estimated to be $101.6 million as of the date of acquisition and as of December 31, 2009. We determined the fair value of the contingent consideration based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement within the fair value hierarchy. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for a further discussion of fair value. The contingencies for consideration include development, regulatory and sales milestones for CXA-201 indications. The valuation of contingent consideration takes into account various assumptions, including the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are achieved, as well as a discount rate of 5%, which represents a pre-tax working capital rate. The valuation was developed using assumptions we believe would be made by a market participant. Estimates will be assessed on an on-going basis as additional data impacting the assumptions is obtained. The changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within the consolidated statements of income as other income (expense).

Goodwill

        Goodwill resulting from the purchase price allocation will be evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an indicator of impairment is present. Various analyses, assumptions and estimates were made as of the date of acquisition of Calixa in determining the value of goodwill. When we perform impairment tests in future years, changes in forecasts and estimates from those used at the acquisition date could result in impairment charges that would be recognized in the consolidated statement of income at that time.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclosure transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this amendment is not expected to have a material impact on our financial statement disclosures.

        In October 2009, the FASB issued an amendment to the accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This amendment clarifies how an entity should account for an agreement between a company (share lender) and an investment bank (share borrower) under which the company loans shares of its stock to the investment bank, enabling the investment bank to use the shares to enter into equity derivative contracts with the ultimate investors of the convertible debt. Under the amendment, at the date of issuance, the share lending arrangement is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost should be amortized under the effective interest method over the life of the financing arrangement as interest cost. This amendment is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this amendment requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year in which the guidance is initially applied. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.

        In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management's best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. We are currently evaluating the potential effect of the adoption of this amendment on our results of operations or financial condition.

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary, or "consolidator," of a VIE based on whether the entity (i) has the power to direct matters that most significantly impact the activities of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendment changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of both whether an entity is a VIE and of the primary beneficiary. This amendment is effective as of January 1, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The amendment requires companies to reassess, under the amended requirements, arrangements existing on or before the effective date of the amendment that may fit within its scope and requires retrospective application. We are currently evaluating the potential effect of the adoption of this amendment but do not expect it will have a material impact on our results of operations or financial condition.

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, this amendment eliminates the concept of a qualifying special-purpose entity for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This amendment is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our cash in a variety of financial instruments, which may include bank deposits, money market instruments, securities issued by the U.S. government and its agencies, investment grade corporate bonds and auction rate securities. These investments are primarily denominated in U.S. dollars, with limited investments denominated in Euros. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. In addition, we have experienced liquidity issues related to our investments in auction rate securities. We currently own securities that are sensitive to market risks as part of our investment portfolio. The primary objective in managing our cash is to preserve capital and provide adequate liquidity to fund operations. None of these market-risk sensitive securities are held for trading purposes.

        We currently hold auction rate securities with an original par value of $58.1 million, consisting of private placement, synthetic collateralized debt obligations. We classified the auction rate securities, which mature in 2017, as long-term investments for the years ended December 31, 2009 and 2008, as we no longer consider them liquid given repeated failed auctions since August 2007. We classify these securities as available-for-sale and carry them at fair market value. The decline in the financial markets has impacted the fair value of our auction rate securities. In addition, liquidity continues to be impacted by the extremely limited market for these securities. We estimate the fair value of the auction rate securities to be $25.9 million as of December 31, 2009.

        During the fourth quarter of 2008, we recorded an other-than-temporary impairment charge of $49.2 million on the auction rate securities based on our assessment that it is unlikely that the fair market value of the auction rate securities will fully recover in the foreseeable future. The other-than-temporary impairment charge of $49.2 million was recorded as other income (expense) in our consolidated statement of income for the year ended December 31, 2008, and did not have a material impact on our financial flexibility or stability.

        In April 2009, we adopted recently issued accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Pursuant to the adoption of this guidance, we reviewed all previously recorded other-than-temporary impairments of securities as of April 1, 2009, and estimated that $40.4 million of the $49.2 million other-than-temporary impairment recognized in 2008 represented a credit loss. We determined that the remaining $8.8 million in previously recognized other-than-temporary impairment was due to non-credit related factors, which are now required, in certain circumstances, to be included as a component of accumulated other comprehensive income (loss). As a result, we reclassified, through a cumulative effect adjustment, from accumulated deficit to accumulated other comprehensive loss as of April 1, 2009, $8.8 million of the $49.2 million other-than-temporary impairment charge that we recognized in 2008.

        The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.8 million on our fixed-rate investments. We estimate that a hypothetical adverse 100 basis point movement in our auction rate securities would result in no additional loss in fair value due to the fact that our investment return is based on a floating LIBOR rate. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

        Our fixed rate 2.25% Notes are carried at cost, net of a debt discount, on our consolidated balance sheets. As of December 31, 2009, the fair value of the 2.25% Notes was estimated by us to be $285.0 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease approximately $5.2 million.

ITEM 8.    FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in Note F to the consolidated financial statements, in 2008 the Company changed the manner in which it measured fair value.

        As described in Note M to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for its convertible debt instrument.

        As described in Note E to the consolidated financial statements, in 2009 the Company changed the methodology used to recognize and report other-than-temporary impairments for debt securities.

        As described in Note D to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for business combinations.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 26, 2010

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
		(as adjusted)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$157,316	$409,023
Short-term investments	161,686	—
Accounts receivable, net	57,827	43,162
Inventory	25,497	21,958
Current deferred tax assets, net	33,387	46,577
Prepaid expenses and other current assets	14,316	12,456

Total current assets	450,029	533,176
Property and equipment, net	68,382	66,819
In-process research and development	194,000	—
Goodwill	63,020	—
Other intangible assets, net	16,783	19,720
Long-term investments	177,161	8,922
Deferred tax assets, net	—	55,670
Other assets	8,300	4,834

Total assets	$977,675	$689,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,660	$11,575
Accrued liabilities	85,471	68,009
Short-term deferred revenue	2,078	1,896
Short-term contingent consideration	20,000	-

Total current liabilities	126,209	81,480
Long-term deferred revenue, net of short-term portion	18,813	19,444
Deferred tax liabilities, net	31,205	-
Contingent consideration, net of short-term portion	81,600	-
Long-term debt, net	245,386	232,194
Other long-term liabilities	3,819	3,696

Total liabilities	507,032	336,814
Commitments and contingencies (Notes C, D, L, M, O)
Stockholders' equity:
Preferred stock, non-cumulative; convertible, $.001 par value;
Authorized 5,000,000 shares; no shares issued and Outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 57,978,174 and 57,430,200 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	58	57
Additional paid-in capital	702,248	679,640
Accumulated other comprehensive income	7,318	—
Accumulated deficit	(238,981)	(327,370)

Total stockholders' equity	470,643	352,327

Total liabilities and stockholders' equity	$977,675	$689,141

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
	(in thousands except share and per share amounts)
Revenues:
U.S. product revenues, net	$523,972	$414,681	$285,059
International product revenues	13,759	7,400	5,347
Service revenues	22,550	9,451	—
Other revenues	1,863	2,109	4,214

Total revenues, net	562,144	433,641	294,620
Costs and expenses:
Cost of product revenues	116,889	90,381	68,860
Research and development	170,575	126,670	85,175
Sales and marketing	82,202	84,997	67,662
General and administrative	54,718	40,704	31,485

Total costs and expenses	424,384	342,752	253,182

Operating income	137,760	90,889	41,438
Other income (expense):
Interest income	4,260	10,066	18,036
Interest expense	(20,891)	(21,070)	(21,978)
Other income (expense)	(1,226)	(50,365)	(20)

Total other income (expense), net	(17,857)	(61,369)	(3,962)

Income before income taxes	119,903	29,520	37,476
Provision (benefit) for income taxes	40,303	(98,372)	1,880

Net income	$79,600	$127,892	$35,596

Basic net income per common share	$1.38	$2.26	$0.64
Diluted net income per common share	$1.36	$2.07	$0.62
Shares used in calculating:
Basic net income per common share	57,745,724	56,645,962	55,591,775
Diluted net income per common share	68,382,230	67,955,061	57,448,661

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
	(in thousands)
Cash flows from operating activities:
Net income	$79,600	$127,892	$35,596
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Loss on write-off of property	—	2,323	—
Loss on debt repurchase, net of debt issuance costs write-off	—	2,294	—
Depreciation and amortization	12,942	9,362	9,669
Amortization of debt discount and debt issuance costs (excluding write-off relating to debt repurchase)	14,091	13,458	14,102
Impairment of auction rate securities	—	49,178	—
Deferred income taxes	34,121	(102,247)	—
Foreign exchange loss	1,169	—	—
Stock-based compensation	14,438	11,831	10,605
Postcombination stock-based compensation charge related to Calixa acquisition	2,760	—	—
Charge for company 401(k) common stock match	3,060	2,589	2,109
Other non-cash	(435)	—	(582)
Acquired in-process research and development	—	—	14,433
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(14,665)	(14,087)	(8,005)
Inventory	(3,467)	(3,217)	(2,774)
Prepaid expenses and other current assets	(1,786)	(5,770)	(1,468)
Other assets	(2,279)	(276)	(271)
Accounts payable and accrued liabilities	21,359	24,340	20,401
Deferred revenue and other long-term liabilities	(327)	4,522	6,954

Total adjustments	80,981	(5,700)	65,173

Net cash provided by operating activities	160,581	122,192	100,769

Cash flows from investing activities:
Acquisition of Calixa, net of cash acquired	(92,179)	—	—
Acquisition of Illumigen, net of cash acquired	—	(10,191)	(4,350)
Purchases of property and equipment	(11,107)	(25,336)	(5,133)
Purchases of investments	(364,747)	—	(3,407,532)
Proceeds from investments	51,000	—	3,643,180

Net cash (used in) provided by investing activities	(417,033)	(35,527)	226,165

Cash flows from financing activities:
Issuance of common stock, net	4,744	14,424	12,073
Excess tax benefit on exercise of stock options	235	—	—
Repurchase of convertible subordinated debt	—	(46,845)	—
Repayments of long-term debt and capital lease obligations	—	—	(245)

Net cash provided by (used in) financing activities	4,979	(32,421)	11,828

Net (decrease) increase in cash and cash equivalents	(251,473)	54,244	338,762
Effect of changes in foreign exchange rates on cash balances	(234)	(6)	44
Cash and cash equivalents at beginning of year	409,023	354,785	15,979

Cash and cash equivalents at end of year	$157,316	$409,023	$354,785

Cash paid during the year for:
Interest	$6,750	$6,921	$7,875
Cash paid for income taxes	$7,825	$3,467	$1,413
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$950	$—	$—
Contingent consideration portion of Calixa purchase price (Note D.)	$98,840	$—	$—
Acquisition obligation payable to former Illumigen shareholders	$—	$—	$10,191
The fair value of the assets acquired and liabilities assumed in conjunction with the acquisition of Calixa Therapeutics Inc. are as follows:
Cash	$5,079
Investments	2,657
In-process research and development	194,000
Deferred tax assets, net	9,257
Goodwill	63,020
Other assets acquired	77
Other liabilities assumed	(2,791)
Deferred tax liabilities	(75,201)

Total purchase price	$196,098

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	(in thousands, except share data)
Balance at December 31, 2006 (As reported)	55,001,058	$55	$524,726	$—	$(484,191)	$40,590
Impact of adopting accounting guidance for convertible debt instruments that may be settled in cash on January 1, 2009	—	—	110,048	—	(6,667)	103,381

Balance at December 31, 2006 (As adjusted)	55,001,058	55	634,774	—	(490,858)	143,971
Comprehensive income (loss):
Net income	—	—	—	—	35,596	35,596
Decrease (increase) of unrealized loss on long-term investments	—	—	—	(14,701)	—	(14,701)

Total comprehensive income	—	—	—	—	—	20,895

Exercise of stock options	965,538	1	10,945	—	—	10,946
Shares issued in connection with employee stock purchase plan and 401(k) plan	172,509	—	3,108	—	—	3,108
Stock-based compensation to employees and consultants	3,000	—	10,612	—	—	10,612

Balance at December 31, 2007 (As adjusted)	56,142,105	56	659,439	(14,701)	(455,262)	189,532
Comprehensive income:
Net income	—	—	—	—	127,892	127,892
Reclassification adjustment for losses included in net income	—	—	—	14,701	—	14,701

Total comprehensive income	—	—	—	—	—	142,593

Equity component of convertible debt	—	—	(8,548)	—	—	(8,548)
Exercise of stock options	1,081,221	1	13,213	—	—	13,214
Shares issued in connection with employee stock purchase plan and 401(k) plan	203,134	—	3,696	—	—	3,696
Stock-based compensation to employees	3,740	—	11,840	—	—	11,840

Balance at December 31, 2008 (As adjusted)	57,430,200	57	679,640	—	(327,370)	352,327
Cumulative effect adjustment to reclassify a portion of previously recognized other-than temporary impairment of auction rate securities	—	—	—	(8,789)	8,789	—
Comprehensive income:
Net income	—	—	—	—	79,600	79,600
Decrease in unrealized loss on auction rate securities	—	—	—	16,357	—	16,357
Other unrealized investment losses	—	—	—	(250)	—	(250)

Total comprehensive income						95,707

Exercise of stock options and related tax benefit	271,262	1	3,422	—	—	3,423
Shares issued in connection with employee stock purchase plan and 401(k) plan	266,992	—	4,680	—	—	4,680
Stock-based compensation to employees	9,720	—	14,506	—	—	14,506

Balance at December 31, 2009	57,978,174	$58	$702,248	$7,318	$(238,981)	$470,643

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. ("Cubist" or "the Company") is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Prior to July 2008, Cubist had only one marketed product, CUBICIN® (daptomycin for injection), which it launched in the U.S. in November 2003. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with proven activity against methicillin-resistant S. aureus, or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by Staphylococcus aureus, or S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

        Cubist has focused its product pipeline-building efforts on opportunities that leverage its acute-care discovery, development, regulatory, and commercialization expertise. In December 2009, Cubist acquired Calixa Therapeutics Inc., or Calixa, and with it rights to CXA-201, Calixa's lead compound, an I.V. combination of the anti-pseudomonal cephalosporin, or CXA-101, which Calixa licensed from Astellas Pharma, Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. CXA-101 is currently in Phase 2 clinical trials for complicated urinary tract infection, or cUTI. CXA-201 is being developed as a first-line intravenous therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug resistant, or MDR, Pseudomonas aeruginosa.

        In January 2009, Cubist entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's RNA interference, or RNAi, inhibitors as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. In April 2008, Cubist entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which it obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of Dyax's ecallantide compound, a recombinant small protein, for the prevention of blood loss during surgery. In December 2008, the Company submitted Investigational New Drug Applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for each of the following drug candidates: CB-182,804, in development as I.V. antibiotic therapy for MDR, Gram-negative infections; and CB-183,315, in development as oral antibiotic therapy for Clostridium difficile associated diarrhea, or CDAD. An IND is the filing stage preparatory to clinical trials. Phase 1 clinical trials for each of these drug candidates commenced in February 2009.

        In July 2008, Cubist entered into an exclusive agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote and provide other support in the U.S. for MERREM® I.V. (meropenem for injection), an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, Cubist promotes and provides other support for MERREM I.V. using its existing U.S. acute care sales and medical affairs organizations. AstraZeneca provides marketing and commercial support for MERREM I.V.

        Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of research and development

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. NATURE OF BUSINESS (Continued)

stage products, the ability to market products or services, the Company's dependence on key personnel, the market acceptance of CUBICIN, the Company's dependence on key suppliers, the ability to manufacture and supply sufficient quantities of its products and product candidates to meet commercial and clinical demand, the protection of the Company's proprietary technology, the Company's ability to obtain additional financing, and the Company's compliance with governmental and other regulations. On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying Cubist that Teva has submitted an Abbreviated New Drug Application, or ANDA, to the FDA for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist's receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also scheduled a claims construction hearing (a.k.a. Markman hearing) for June 2, 2010. The court indicated that summary judgment motions will not be permitted in this lawsuit. Any final, unappealable, adverse result in the litigation will likely have a material adverse effect on the Company's results of operations and financial condition.

B. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On January 1, 2009, Cubist adopted new accounting guidance which requires the issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that reflects the issuer's non-convertible debt borrowing rate of similar debt. The provisions of this accounting guidance were retroactively applied to all periods since the 2.25% convertible subordinated notes were issued in June 2006. See Note M., "Debt," for additional information regarding the adoption of this standard. On December 16, 2009, the Company acquired Calixa. Accordingly, as of the date of the acquisition, all of the assets acquired and liabilities assumed were recorded at their respective fair values, and the Company consolidated Calixa's operating results with those of Cubist from the date of acquisition through December 31, 2009. See Note D., "Business Combinations," for additional information regarding the acquisition.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the use of estimates and assumptions that affect the reported amounts of

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of inventories, investments, impairment of long-lived assets including other intangible assets, goodwill, in-process research and development, accrued clinical research costs, contingent consideration, income taxes, stock-based compensation, product rebate and return accruals, as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

Fair Value Measurements

        The carrying amounts of Cubist's cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. Investments are considered available-for-sale as of December 31, 2009 and 2008, and are carried at fair value.

        Short-term investments include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities with original maturities of greater than 90 days and remaining maturities of less than one year. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities with maturities greater than one year and auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. The auction rate securities have an original cost of $58.1 million and an estimated fair value of $25.9 million and $8.9 million as of December 31, 2009 and 2008, respectively. During 2008, Cubist recorded an other-than-temporary impairment charge of $49.2 million on these investments.

        In connection with its acquisition of Calixa, the Company recorded contingent consideration relating to amounts payable to Calixa shareholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration is recognized at its estimated fair value of $101.6 million, both on the date of the acquisition and as of December 31, 2009, and was determined based on a probability-weighted income approach.

        In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. See Note F., "Fair Value Measurements," for more information.

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, interest-bearing instruments with original maturities of three months or less at the date of purchase. The carrying value of these instruments approximates their fair value.

Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Short-term investments consist of bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Long-term investments

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

include corporate notes, U.S. treasury securities and U.S. government agency securities with maturities greater than one year, as well as auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. Investment securities are considered available-for-sale as of December 31, 2009 and 2008, and are carried at fair market value. Given the repeated failure of auctions for the auction rate securities, these investments are no longer considered liquid and have been classified as long-term investments as of December 31, 2009 and 2008.

        In April 2009, Cubist adopted accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Under this guidance, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security or it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis, the entire impairment is considered other-than-temporary and is recognized in other income (expense). Otherwise, the impairment should be separated into an amount relating to the credit loss and an amount relating to all other factors, or non-credit loss. The other-than-temporary impairment relating to the credit loss is recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any non-credit loss is recognized, in certain circumstances, within equity as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. See Note E., "Investments," for additional information.

        Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, except in certain circumstances, including unrealized credit losses related to an other-than-temporary impairment. Realized gains and losses, dividends and interest income, including declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income. See Note E., "Investments," for more information.

Concentration of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company's cash and cash equivalents are held primarily with two financial institutions in the U.S. Investments are restricted, in accordance with the Company's policies, to a concentration limit per issuer.

        Cubist's trade receivables in 2009 and 2008 primarily represent amounts due to the Company from wholesalers, including Cardinal Health, Inc., Amerisource Bergen Drug Corporation and McKesson Corporation, and Cubist's international collaborators for CUBICIN. Cubist performs ongoing credit evaluations of its customers and generally does not require collateral. For the year ended December 31,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

2009, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2008.

	Percentage of total accounts receivable balance as of December 31,
	2009	2008
Cardinal Health, Inc.	21%	24%
Amerisource Bergen Drug Corporation	29%	27%
McKesson Corporation	17%	22%

	Percentage of total revenues for the year ended December 31,
	2009	2008	2007
Cardinal Health, Inc.	25%	28%	32%
Amerisource Bergen Drug Corporation	30%	28%	30%
McKesson Corporation	21%	20%	20%

Inventory

        Inventories are stated at the lower of cost or market. Cost is determined on a first in first out, or FIFO, basis. The Company analyzes its inventory levels quarterly, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications to cost of product revenues. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

        Inventories consisted of the following at December 31:

	2009	2008
	(in thousands)
Raw materials	$9,351	$10,377
Work in process	7,818	5,970
Finished goods	8,328	5,611

	$25,497	$21,958

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

        Cubist evaluates the potential impairment of property, plant and equipment if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition.

Acquired In-process Research and Development

        Prior to the adoption of new accounting guidance for business combinations on January 1, 2009, in-process research and development, or IPR&D, acquired in a business combination was expensed immediately upon acquisition if the IPR&D had no alternative future use. Subsequent to the adoption of this standard, IPR&D acquired in a business combination is capitalized on the Company's consolidated balance sheet at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. IPR&D will be tested for impairment on an annual basis during the fourth quarter, or earlier if an indicator of impairment is present, using a projected discounted cash flow model.

Goodwill and Other Intangible Assets

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill will be evaluated for impairment

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

on an annual basis, during the fourth quarter, or more frequently if an indicator of impairment is present.

        Cubist's other intangible assets consist of acquired intellectual property, processes, patents and technology rights. These assets are amortized on a straight-line basis over their estimated useful life which range from four to 17 years. The fair value of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. The Company evaluates potential impairment of other intangible assets whenever events or circumstances indicate the carrying value may not be fully recoverable. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset.

Revenue Recognition

        Principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by Cubist's international distribution partners, license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies, and service revenues derived from Cubist's agreement with AstraZeneca for the promotion and support of MERREM in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations.

U.S. Product Revenues, net

        All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees, administrative fees and discounts in the same period the related sales are recorded.

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $2.2 million and $1.4 million at December 31, 2009 and 2008, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the product's expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $5.2 million and $4.9 million at December 31, 2009 and 2008, respectively. In the years ended December 31, 2009, 2008 and 2007, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $43.2 million, $29.5 million and $16.4 million, respectively. The increase in the amount of the provisions that were offset against product revenues is primarily due to increases in chargebacks and Medicaid rebates resulting from increased revenues from U.S. sales of CUBICIN.

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

Service Revenues

        Cubist promotes and provides other support for MERREM I.V. in the U.S. under the Company's Commercial Services Agreement with AstraZeneca, which the Company entered into in July 2008. AstraZeneca provides marketing and commercial support for MERREM I.V. The Company recognizes the revenues from this agreement as service revenues. For the second half of 2008 and all of 2009, the agreement with AstraZeneca established a baseline annual payment to Cubist of $20.0 million (which was pro rated for 2008), received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the year based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. For the second half of 2008 and all of 2009, the Company was also entitled to earn a percentage of the gross profit on sales exceeding the annual baseline sales amount. The revenue for any such sales over the baseline amount would be recognized upon Cubist's receipt of an annual report from AstraZeneca.

        The Company and AstraZeneca entered into an amendment to the agreement to establish a six-month baseline sales amount for 2010 with a six-month baseline payment of up to $9.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six-month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established six-month baseline sales amount. If the actual U.S. sales fall short of the six-month baseline sales amount, the amendment provides stepped down payments, subject to a minimum payment of $4.0 million. Cubist recognizes revenues related to this agreement over each annual period of performance based on the minimum annual payment amount that it can receive under the agreement with AstraZeneca. Cubist assesses the amount of revenue it recognizes at the end of each quarterly period to reflect its actual performance against the annual baseline sales amount that could not be subject to adjustment based on future quarter performance. Amounts received in excess of revenue recognized are included in deferred revenues.

        Service revenues from MERREM I.V. of $22.5 million for the year ended December 31, 2009, represent (i) $18.0 million that the Company is entitled to for 2009 performance under the agreement with AstraZeneca; and (ii) a $4.5 million payment reflecting the percentage of gross profit that Cubist received during the first quarter of 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount, which was received and recorded as revenue in the first quarter of 2009. Cubist's service revenues from MERREM I.V. for the twelve months ended December 31, 2008, were $9.4 million, which represents the pro-rated annual payment earned by the Company in 2008.

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

  License Revenues

        Non-refundable license fees for out-license of Cubist technology are recognized depending on the provisions of each agreement. The Company recognizes non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of Cubist's undelivered items can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of Cubist's performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and are generally recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered by Cubist. The Company's assessment of its obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis.

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

Research and Development

        All research and development costs, including upfront fees and milestones paid to collaborators, are expensed as incurred if no planned alternative future use exists for the technology. When the Company is reimbursed by a collaborative partner for work it performs, it typically records the costs incurred as research and development expenses and the related reimbursement as other revenues in its

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

consolidated statement of income. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. Research and development expenses primarily consist of internal labor, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third party costs for contracted services, manufacturing process improvement and testing costs, upfront and milestone payments related to external collaborations and other research and development related costs. Prior to the adoption of new accounting guidance for business combinations on January 1, 2009, IPR&D acquired in a business combination was expensed immediately upon acquisition if the IPR&D had no alternative future use. Subsequent to the adoption of this standard, acquired IPR&D is capitalized on the Company's consolidated balance sheet at its acquisition-date fair value. Post-acquisition research and development expenses related to the acquired IPR&D will be expensed as incurred.

Advertising Costs

        Advertising costs are expensed as incurred, and may include promotional expenses and costs related to trade shows. Advertising costs for the year ended December 31, 2009, were approximately $4.6 million, of which $1.4 million and $3.2 million are included in general and administrative expense and sales and marketing expense, respectively, in the consolidated statement of income. Advertising costs for the years ended December 31, 2008 and 2007, are included in sales and marketing expense within the consolidated statements of income, and were approximately $9.1 million and $9.6 million, respectively.

Stock-Based Compensation

        The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation, including restricted stock units, over the awards' vesting periods. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. The fair value of each stock-based award is expensed under the accelerated method for grants prior to the first quarter of 2006 and under the straight-line method for grants commencing in the first quarter of 2006. See Note K., "Employee Stock Benefit Plans," for additional information.

Income Taxes

        Cubist accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

        Effective January 1, 2007, the Company adopted the provisions of a standard which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This standard also provides guidance on the derecognition of previously recognized income tax items, measurement, classification,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

interest and penalties, accounting in interim periods and financial statement disclosure. Under this standard, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statement of income.

        Prior to the fourth quarter of 2008, all of the Company's deferred tax assets had a full valuation allowance recorded against them. Until this time, the Company determined that based on its historical tax position and operational results, realization of the Company's deferred tax assets did not meet the more-likely-than-not standard under the guidance for accounting for income taxes. In the fourth quarter of 2008, upon reviewing factors such as prior consistent profitability, Cubist's ability to utilize net operating loss carryforwards and forecasts of future profitability, the Company determined that there was sufficient positive evidence that it was more-likely-than-not that it would be able to realize a significant portion of its deferred tax assets. As a result, the Company determined that a full valuation allowance on these assets was no longer required. Cubist recognized a tax benefit of $102.2 million during the year ended December 31, 2008, as a result of the reversal of a significant portion of the valuation allowance. Please refer to Note N., "Income Taxes," for additional information.

Foreign Currency Translation

        The functional currency of Cubist's U.K. subsidiary is the U.S. dollar. Accordingly, the re-measurement method is used to convert the foreign currency balances from the local currency into the U.S. dollar. The Company also translates foreign currency denominated cash and investment balances into the U.S. dollar.

Basic and Diluted Net Income Per Common Share

        Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense and the exercise of stock options, as well as their related income tax effects.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
Net income basic	$79,600	$127,892	$35,596
Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	4,266	4,227	—
Debt issuance costs, net of tax	568	565	—
Debt discount amortization, net of tax	8,337	7,779	—

Net income diluted	$92,771	$140,463	$35,596

Shares used in calculating basic net income per common share	57,745,724	56,645,962	55,591,775
Effect of dilutive securities:
Options to purchase shares of common stock and restricted stock units	887,076	1,390,963	1,856,886
Notes payable convertible into shares of common stock	9,749,430	9,918,136	—

Shares used in calculating diluted net income per common share	68,382,230	67,955,061	57,448,661

Net income per share, basic	$1.38	$2.26	$0.64
Net income per share, diluted	$1.36	$2.07	$0.62

        Potential common shares excluded from the calculation of diluted net income per share as their inclusion would have been antidilutive, were:

	2009	2008	2007
Options to purchase shares of common stock and restricted stock units	4,517,262	2,870,239	3,183,803
Notes payable convertible into shares of common stock	—	—	11,374,335

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Subsequent Events

        Cubist considers events or transactions that have occurred after the balance sheet date but prior to the filing of the financial statements with the SEC to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K with the SEC.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this amendment is not expected to have a material impact on Cubist's financial statement disclosures.

        In October 2009, the FASB issued an amendment to the accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This amendment clarifies how an entity should account for an agreement between a company (share lender) and an investment bank (share borrower) under which the company loans shares of its stock to the investment bank, enabling the investment bank to use the shares to enter into equity derivative contracts with the ultimate investors of the convertible debt. Under the amendment, at the date of issuance, the share lending arrangement is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost should be amortized under the effective interest method over the life of the financing arrangement as interest cost. This amendment is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this amendment requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year in which the guidance is initially applied. The adoption of this amendment is not expected to have a material impact on Cubist's results of operations or financial condition.

        In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management's best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. The Company is currently evaluating the potential effect of the adoption of this amendment on its results of operations or financial condition.

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary, or "consolidator," of a VIE based on whether the entity (i) has the power to direct matters that most significantly impact the activities of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendment changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of both whether an entity is a VIE and of the primary beneficiary. This amendment is effective as of January 1, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The amendment requires companies to reassess, under the amended requirements, arrangements existing on or before the effective date of the amendment that may fit within its scope and requires retrospective application. The Company is currently evaluating the potential effect of the adoption of this amendment but does not expect it will have a material impact on its results of operations or financial condition.

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, this amendment eliminates the concept of a qualifying special-purpose entity for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This amendment is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The adoption of this amendment is not expected to have a material impact on Cubist's results of operations or financial condition.

C. BUSINESS AGREEMENTS

Licensing and Collaboration Agreements

        In October 2009, Cubist entered into a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, to provide funding for the research and development of potential acute care therapeutics for the management of pain. Under the terms of the agreement, Cubist has the exclusive rights to research, develop and commercialize licensed products. Cubist paid Hydra a $5.0 million upfront license fee in October 2009, which is included in research and development expense for the year ended December 31, 2009. Unless earlier terminated, pursuant to the terms of the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

agreement, Cubist will also provide Hydra with research and development funding payments of $5.0 million annually for the first and second years of the research collaboration.

        In January 2009, Cubist entered into a collaboration agreement with Alnylam for the development and commercialization of Alnylam's RNAi therapeutics as a potential therapy for the treatment of RSV infection, an area of high unmet medical need. The agreement with Alnylam is structured as a 50/50 co-development and profit sharing arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. The development of licensed products in North America is governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist has the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between Cubist and Alnylam. For the rest of the world, excluding Asia, Cubist has sole responsibility for any required additional development of licensed products, at the Company's cost, and the sole right to commercialize such products. The RSV-specific RNAi therapeutic program includes ALN-RSV01, which has recently completed a Phase 2 trial for the treatment of RSV infection in adult lung transplant patients, as well as several other potent and specific second generation RNAi-based RSV inhibitors in pre-clinical studies. In November 2009, the collaboration agreement with Alnylam was amended to carve ALN-RSV01 out of the licensed products included in the collaboration, subject to Cubist's rights to opt-in to development after Alnylam completes a Phase 2b study of ALN-RSV01 for the treatment of RSV infection in adult transplant patients.

        Upon signing the agreement, Cubist made a $20.0 million upfront payment to Alnylam. This payment is included in research and development expense for the year ended December 31, 2009. Cubist also has an obligation to make milestone payments to Alnylam if certain specified development and sales events are achieved in the rest of the world, excluding Asia. These development and sales milestone payments could total up to $82.5 million. In addition, if licensed products are successfully developed in the rest of the world, excluding Asia, Cubist will be required to pay Alnylam double digit royalties on net sales of such products in such territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, Alnylam will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license with development and sales milestone payments to be paid by Cubist to Alnylam which could total up to an aggregate of $130.0 million if certain specified development and sales events are achieved in North America and depending upon the timing of the conversion by Alnylam and the regulatory status of a collaboration product at the time of conversion. If Alnylam makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the existing royalty territory (i.e. the rest of the world, excluding Asia). Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country and licensed-product-by-licensed-product basis: (a) with respect to the royalty territory, upon the latest to occur of: (i) the expiration of the last-to-expire Alnylam patent covering a licensed product, (ii) the expiration of the "regulatory-based exclusivity period" (as defined in the agreement), and (iii) ten years from first commercial sale in such country of such licensed product by Cubist or its affiliates or sublicensees; and (b) with respect to North America, if Alnylam has not converted North America into the royalty territory, upon the termination of the agreement by Cubist upon specified prior written notice.

        In December 2008, Cubist entered into a collaboration agreement with Forma Therapeutics, Inc., or Forma, to provide funding for the research and development of novel compounds using Forma's

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

proprietary technology. Cubist will have the exclusive rights to further research, develop, and commercialize products using compounds resulting from the collaboration for the treatment of human disease. Under the terms of the agreement, Cubist paid Forma a $1.0 million technology fee in December 2008 and research funding payments of $3.0 million in 2009, which are included in research and development expense for the years then ended. Cubist will also provide Forma with research funding payments totaling $3.0 million annually for 2010 with an option to provide additional funding for 2011. Upon the achievement of future events stipulated in the agreement, Cubist may incur compound fees of up to $2.0 million and may be required to make milestone payments of up to $13.4 million per program for up to four programs progressed by Cubist. Pursuant to the agreement, in January 2009, Cubist purchased a $2.0 million convertible note with an interest rate of 5% per year. The note, including accrued interest, was converted to preferred stock in Forma in November 2009, which is accounted for using the cost method. The carrying value of the investment of $2.1 million is included in other assets on the consolidated balance sheet. This asset is reviewed for impairment whenever events or changes in circumstances would indicate that its carrying value may not be fully recoverable. The fair value of the investment is not estimated since the security is not publicly traded, it would be impractical to do so, and there have been no identified events or circumstances that may have a significant adverse effect on the fair value of the investment.

        In April 2008, Cubist entered into a license and collaboration agreement with Dyax pursuant to which Cubist obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of Dyax's ecallantide compound for the prevention of blood loss during surgery. Pursuant to the terms of the agreement, Cubist paid Dyax a $15.0 million upfront payment, as well as an additional $2.5 million payment on December 31, 2008, both of which are included in research and development expense for the year ended December 31, 2008. Cubist may become obligated to pay Dyax up to an additional $214.0 million in clinical, regulatory and sales-based milestone payments. The Company also is obligated to pay Dyax tiered royalties based on any future sales of ecallantide by Cubist. The agreement provides an option for Dyax to retain certain U.S. co-promotion rights. Cubist will be responsible for all further development costs associated with ecallantide in the licensed indications for the Cubist territory. Dyax retains exclusive rights to ecallantide in all other indications, including for its hereditary angioedema program, as well as for the manufacturing of ecallantide. Except under certain circumstances, Dyax will supply Cubist with ecallantide for Cubist's development and commercialization. The agreement may be terminated by Cubist without cause on prior notice to Dyax and by either party in the event of a breach of specified provisions of the agreement by the other party. In October 2008, Cubist announced positive top-line results from the ecallantide on-pump cardio surgery Phase 2 clinical trial known as Kalahari™ 1, which was terminated in June 2008. In March 2009, Cubist began a Phase 2 dose-ranging trial, CONSERV™-1, assessing three different doses of ecallantide in patients undergoing cardiac surgery, using cardiopulmonary bypass undergoing procedures associated with a relatively low risk of bleeding. In July 2009, Cubist began a Phase 2 trial, CONSERV-2, assessing a high dose of ecallantide in cardiac surgery patients using cardiopulmonary bypass undergoing procedures associated with a higher risk of bleeding. In December 2009, Cubist announced the early closing of enrollment of both Phase 2 trials based on a recommendation from the Data Safety Monitoring Board, or DSMB, to close the CONSERV-2 trial due to the observation of a statistically significant difference in mortality between the arms of the CONSERV-2 trial that the DSMB felt needed to be assessed before the trial could be resumed. Overall mortality was consistent with expected outcomes for the patient population in the CONSERV-2 trial, however the data for patients treated in the trial as of the closing of enrollment

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

showed more deaths in the CB-500,929 arm. Initial review shows mortality observed in the trial was due to a variety of causes typically expected in a high-risk-for-bleed population undergoing cardiac surgery. There was no such imbalance detected by the DSMB in the CONSERV-1 trial. Cubist expects to complete analysis of all the data from both CONSERV- 1 and CONSERV-2 in the first half of 2010 and subsequently determine next steps for the program.

        In November 1997, Cubist entered into a license agreement with Eli Lilly & Co., or Eli Lilly, that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin, the active ingredient in CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. The $8.0 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 13 years, which was the estimated remaining life of the license agreement with Eli Lilly on the date of the transaction. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The $0.5 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 13 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. The $20.0 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 11 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. The amortization of these intangible assets is included in the cost of product revenues. To date, in addition to the milestone payments made in stock, Cubist has made payments to Eli Lilly of approximately $155.4 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, Cubist's license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; or (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

Commercialization Agreements

        In July 2008, Cubist entered into an exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. (meropenem for injection), an established broad spectrum (carbapenem class) I.V. antibiotic. Under the agreement, Cubist will promote and provide other support for MERREM I.V. using its existing U.S. acute care sales and medical affairs organizations. AstraZeneca will continue to provide marketing and commercial support for MERREM I.V. For the second half of 2008 and all of 2009, the agreement established an annual baseline payment by AstraZeneca to Cubist of $20.0 million, which was prorated for 2008, to be adjusted up or down based on actual sales of MERREM I.V. For the second half of 2008 and all of 2009, Cubist could have also earned a percentage of the gross profit on sales exceeding the annual baseline sales amount. The

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

payment for any such sales over the baseline amount would be recognized in the quarter in which AstraZeneca provided Cubist with its annual sales report.

        Given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., Cubist and AstraZeneca entered into an amendment to the agreement. The amendment establishes a six-month baseline sales amount for 2010 with a six-month baseline payment of up to $9.0 million if the actual U.S. sales meet or exceed the baseline sales amount. If the actual U.S. sales fall short of the six-month baseline sales amount, the amendment provides stepped down payments, subject to a minimum payment of $4.0 million. The amendment also provides for the possibility that Cubist will market MERREM I.V. during the final six months of 2010 if the Company and AstraZeneca mutually agree that the agreement should continue on acceptable terms.

        Cubist recognizes revenues related to its services agreement as service revenues over each period of performance based on the estimated minimum payment amount for such period that it can receive under the agreement. The amount of revenue recognized is assessed at the end of each quarterly period to reflect actual performance against the annual baseline sales amount. Sales targets may be adjusted if certain events occur during the term of the agreement that could impact sales of MERREM I.V. The Company is obligated under the agreement to provide certain levels of support with respect to MERREM I.V., including requirements related to sales calls to physicians, specified priority of presentation of MERREM I.V. relative to other products, and a minimum number of sales representatives and clinical science directors. The agreement includes standard termination provisions for material breaches by, and bankruptcy, insolvency or changes in control of, the other party. The agreement may also be terminated by AstraZeneca if sales fall below certain agreed-upon thresholds, by Cubist if AstraZeneca conducts certain activities competitive with MERREM I.V. in the U.S., or by either party: (i) without cause effective no earlier than January 1, 2010, (ii) in the event that the Company ceases to promote CUBICIN, (iii) if AstraZeneca withdraws MERREM I.V. from the market or decides or is required to restrict approved indications for MERREM I.V., (iv) in the case of certain price controls on MERREM I.V. imposed by governmental entities, or (v) in the event of certain failures of supply of MERREM I.V. by AstraZeneca. The agreement also would terminate automatically upon a termination or reduction to non-exclusive of AstraZeneca's right to market MERREM I.V. in the U.S. pursuant to an agreement between AstraZeneca's affiliate, AstraZeneca UK Limited, and Sumitomo Pharmaceuticals Co., Limited. The agreement also includes certain restrictions on the Company from marketing, promoting, selling and engaging in certain other activities with respect to competing products during the term of the agreement and for three months thereafter.

        In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an upfront fee of $6.0 million. This $6.0 million was recorded as deferred revenue and is recognized over the estimated performance period of approximately 14 years. Cubist would receive up to $38.5 million in additional payments if Merck reaches certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials of CUBICIN from Cubist in exchange for a transfer price.

        In December 2006, Cubist entered into a license agreement with AstraZeneca AB, for the development and commercialization of CUBICIN in China and certain other countries in Asia

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

(excluding Japan), the Middle East and Africa not yet covered by previously-existing CUBICIN international partnering agreements. In exchange for development and commercialization rights, AstraZeneca paid Cubist an upfront fee of $10.3 million. This $10.3 million was recorded as deferred revenue and is recognized over the estimated performance period of approximately 12 years. Additionally, Cubist would receive payments of up to $22.5 million upon AstraZeneca reaching regulatory and sales milestones. AstraZeneca will pay Cubist a transfer price for their purchases of finished but unlabeled vials of CUBICIN.

        In October 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron Healthcare Ireland Ltd., or Chiron for the development and commercialization of CUBICIN in Western and Eastern Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. After the acquisition of Chiron by Novartis AG, or Novartis, in 2006, the License Agreement and Manufacturing and Supply Agreement were assigned to a subsidiary of Novartis. Per the License Agreement, Cubist would receive from Novartis' subsidiary additional cash payments of up to $25.0 million if certain sales milestones are achieved. Under the Manufacturing and Supply Agreement, Novartis' subsidiary pays Cubist a transfer price for CUBICIN, and under the License Agreement, Novartis' subsidiary pays Cubist royalty payments, net of the transfer price, based on Novartis's sales of CUBICIN.

D. BUSINESS COMBINATIONS

Acquisition of Calixa Therapeutics Inc.

        On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $100.0 million in cash and contingent consideration with an estimated fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. Calixa was a privately-held development stage biopharmaceutical company based in San Diego, California, focused on the development of novel antibiotics that address MDR, Gram-negative pathogens. Calixa's lead compound, CXA-201, is an intravenously administered combination of an anti-pseudomonal cephalosporin or CXA-101, which Calixa licensed rights to from Astellas, and the beta-lactamase inhibitor tazobactam. CXA-101 is currently in Phase 2 clinical trials for complicated urinary tract infection, or cUTI. As a result of the acquisition, Cubist obtained the rights to develop and commercialize CXA-201 and other products that incorporate CXA-101. Cubist's rights to CXA-101 cover all territories of the world except select Asia-Pacific and Middle East territories. The Company incurred $1.3 million in transaction expenses related to the Calixa acquisition. These costs primarily include fees incurred for financial advisory, valuation and legal services, and have been recorded as general and administrative expense for the year ended December 31, 2009.

        The transaction was accounted for under the acquisition method. Accordingly, the fair value of the purchase price was allocated to the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS (Continued)

        The following table summarizes the fair value of total consideration at December 16, 2009, and the amounts allocated to purchase price (in thousands):

	Total Acquisition-Date Fair Value	Amount Allocated to Purchase Price
Cash	$100,012	$97,258
Contingent consideration	101,600	98,840

Total consideration	$201,612	$196,098

        The difference between the total fair value of consideration transferred and the purchase price relates to $5.5 million of charges primarily related to stock-based compensation recognized in the postcombination period ended December 31, 2009, resulting from the settlement of Calixa's unvested equity awards pursuant to the merger agreement. The total $5.5 million charge was comprised of $4.3 million of research and development expense and $1.2 million of general and administrative expense.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

December 16, 2009
Cash	$5,079
Investments	2,657
IPR&D	194,000
Deferred tax assets	9,257
Goodwill	63,020
Other assets acquired	77

Total assets acquired	274,090
Other liabilities assumed	(2,791)
Deferred tax liabilities	(75,201)

Total liabilities assumed	(77,992)

Total net assets acquired	$196,098

        The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the acquired assets and liabilities. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

        Of the identifiable assets acquired, $194.0 million are IPR&D assets relating to CXA-201. The fair value of the IPR&D acquired was determined using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of CXA-201 indications. IPR&D assets relating to CXA-201 for the pneumonia indication had an estimated fair value of $174.0 million and for the complicated urinary tract infection, or cUTI, and complicated intra-

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS (Continued)

abdominal infection, or cIAI, had an estimated fair value of $20.0 million. Cubist did not attribute value to the CXA-101 compound alone because it does not currently believe that, acting alone, it has the efficacy profile to obtain approval from applicable regulatory agencies.

        The Company expects to file a New Drug Application, or NDA, for the cUTI/cIAI indications by the end of 2013, and a supplemental NDA for the pneumonia indication during 2015. Cubist expects to commercially launch as promptly as commercially practicable after necessary regulatory approvals are received. Assuming a traditional timeline for the regulatory review process, Cubist expects to commercially launch CXA-201 in cUTI/cIAI indications in 2015 and pneumonia indications in 2017. Development of CXA-201 for each of these indications requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before CXA-201 could be commercialized for these indications in the U.S. or other territories. Drug development involves a high degree of risk and most products that make it into clinical development do not receive marketing approval. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical product prior to the receipt of marketing approval, including, but not limited to, results from clinical trials that do not support continuing development, issues related to manufacturing or intellectual property protection, and other events or circumstances that cause unanticipated delays, technical problems or other difficulties. Given these risks and uncertainties, there can be no assurance that the development of CXA-201 for any of the indications described above will be successfully completed. If the development of CXA-201 is not successful, in whole or in part, or completed in a timely manner, the Company may not realize the expected financial benefits from the development of CXA-201 or the transaction as a whole. See Note H., "Acquired In-Process Research and Development," for a further discussion of IPR&D.

        The deferred tax assets of $9.3 million are primarily related to federal net operating loss carryforwards of Calixa. The deferred tax liability of $75.2 million primarily relates to the temporary differences associated with IPR&D assets, which are not deductible for tax purposes. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed of $63.0 million was allocated to goodwill. This goodwill primarily relates to a potential future tax benefit related to acquired IPR&D assets. None of this goodwill is expected to be deductible for income tax purposes.

        The contingent consideration relates to amounts payable upon the achievement of certain development, regulatory and sales milestones for CXA-201 indications. The undiscounted amounts Cubist could pay under the merger agreement range from zero to $310.0 million. The estimated fair value of $101.6 million recognized on the date of the acquisition was determined based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement within the fair value hierarchy. See Note F., "Fair Value Measurements," for a further discussion of fair value. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within the consolidated statement of income.

        The operating results of Calixa, which include approximately $0.5 million of research and development expense, have been included in the accompanying consolidated financial statements from December 16, 2009, to December 31, 2009. Calixa had no revenues during this period. The following

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS (Continued)

supplemental unaudited pro forma information presents Cubist's financial results as if the acquisition of Calixa had occurred on January 1, 2008 (in thousands):

	December 31,
	2009	2008
	(unaudited)
Net income	$68,526	$122,735

Acquisition of Illumigen Biosciences, Inc.

        In October 2007, Cubist and Illumigen Biosciences, Inc., or Illumigen, entered into an agreement under which Cubist purchased an exclusive option to acquire Illumigen. In December 2007, Cubist exercised its option and acquired Illumigen pursuant to a definitive agreement and plan of merger. Pursuant to the merger agreement, on the closing date Cubist made a cash payment to the shareholders of Illumigen equal to $9.0 million plus the net of Illumigen's cash and liability balances as of the closing date. As a result, Illumigen became a wholly-owned subsidiary of Cubist. The results of operations of Illumigen have been included in the Company's financial statements since the acquisition date. The acquisition was accounted for under the purchase method of accounting as an acquisition of assets. The costs associated with the acquisition were $16.4 million and include the closing cash consideration of $10.2 million paid to Illumigen shareholders in the first quarter of 2008, the option agreement payment of $4.7 million made in October 2007, transaction costs of $0.8 million and $0.7 million of costs paid by Cubist during the option period related to an IND enabling study of IB657 and Illumigen's operating costs. The total consideration was allocated to net tangible assets acquired of $1.3 million, consisting primarily of cash, IPR&D of $14.4 million and research expense of $0.7 million. The IPR&D represents the value assigned to the IB657 compound acquired from Illumigen, which is referred to by Cubist as CB-183,872. At the date of the acquisition, CB-183,872 had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the full value of the IPR&D of $14.4 million is included in research and development expense for the year ended December 31, 2007. This charge was not deductible for tax purposes. Cubist terminated development of CB-183,872 in the first half of 2009. The termination resulted in a $3.0 million net income tax benefit for discrete items related to the termination of the development of the compound acquired from Illumigen. The net benefit included the write-off of Cubist's investment in Illumigen, net of the write-off of Illumigen's federal net operating loss carryforwards.

E. INVESTMENTS

        The Company considers all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. These investments include money markets, bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Similar investments with original maturities of greater than 90 days and remaining maturities of less than one year are included in short-term investments. Included in long-term investments are similar investments with remaining maturities greater than one year.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

        Also included in long-term investments are auction rate securities, which are private placement, synthetic collateralized debt obligations of $58.1 million in original cost. While the auction rate securities do not contractually mature until 2017, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities are classified as long-term investments as of December 31, 2009 and 2008, as they are no longer considered liquid.

        During the quarter ended December 31, 2008, the Company recognized $49.2 million of other-than-temporary impairment charges on its auction rate securities in its consolidated statement of income. In April 2009, the Company adopted accounting guidance that established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, the Company recorded a cumulative effect adjustment, resulting in a reclassification of $8.8 million of non-credit losses related to the previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive loss. The non-credit loss was calculated as the difference between the $49.2 million impairment charges recorded previously and the $40.4 million of estimated credit losses as of April 1, 2009. The determination of the bifurcation of impairment between credit and non-credit losses is highly judgmental, and changes in certain estimates and assumptions, including those set forth above, could affect the amount and timing of loss realization.

        In estimating the credit losses of the Company's previously recognized impairments as of April 1, 2009, and December 31, 2009, the Company estimated the present value of expected cash flows for each auction rate security compared to the securities' amortized cost basis for the respective period. This process involved significant judgments and estimates specifically around default rates, recovery rates, interest rates and the timing of expected cash flows. In addition, the Company considered other available evidence, including trends in credit ratings and changes in financial market conditions including the general economic environment. The Company's estimates indicate an increase in the present value of expected cash flows as of December 31, 2009, which is being accreted to interest income using the effective interest method over the remaining maturities of the securities. As a result, approximately $0.6 million was recognized as interest income during the year ended December 31, 2009.

        The following table is a rollforward of other-than-temporary impairments within accumulated deficit as a result of the adoption of amendments to accounting guidance (in thousands):

Impairment charges included in accumulated deficit as of December 31, 2008:	$49,178
Cumulative effect adjustment to reclassify non-credit loss to accumulated other comprehensive income upon adoption on April 1, 2009	(8,789)
Accretion of credit loss impairments previously recognized, due to an increase in cash flows expected to be collected	(579)

Credit losses remaining in accumulated deficit as of December 31, 2009:	$39,810

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

        The following table summarizes the amortized cost and estimated fair values of the Company's investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance at December 31, 2009:
Bank deposits	$45,511	$56	$(4)	$45,563
U.S. treasury securities	96,676	7	(106)	96,577
Federal agencies	61,657	16	(43)	61,630
Corporate notes	92,460	2	(179)	92,283
Auction rate securities	18,290	7,568	—	25,858

Total	$314,594	$7,649	$(332)	$321,911

Balance at December 31, 2008:
Auction rate securities	$8,922	$—	$—	$8,922

Total	$8,922	$—	$—	$8,922

        Refer to Note F., "Fair Value Measurements," for a discussion of fair value.

F. FAIR VALUE MEASUREMENTS

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

        The fair values of the Company's financial assets and liabilities carried at fair value as of December 31, 2009 and 2008, are classified in the table below in one of the three categories described above:

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$66,329	$—	$—	$66,329
Bank deposits	—	45,563	—	45,563
U.S. treasury securities	96,577	—	—	96,577
Federal agency	61,630	—	—	61,630
Corporate notes	57,228	35,055	—	92,283
Auction rate securities	—	—	25,858	25,858

Total assets	$281,764	$80,618	$25,858	$388,240

Liabilities
Contingent consideration	$—	$—	$101,600	$101,600

Total liabilities	$—	$—	$101,600	$101,600

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$334,522	$—	$—	$334,522
Auction rate securities	—	—	8,922	8,922

Total assets	$334,522	$—	$8,922	$343,444

        Intangible assets acquired in connection with the Company's acquisition of Calixa were accounted for using Level 3 inputs as described in Note D., "Business Combinations."

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

        The table below provides a reconciliation of fair value for which the Company used Level 3 or significant unobservable inputs for the years ended December 31, 2009 and 2008 (in thousands):

	Auction Rate Securities	Contingent Consideration
Balance at December 31, 2007	$43,399	$—
Unrealized loss previously included in other comprehensive income	14,701	—
Losses included in other income (expense)	(49,178)	—

Balance at December 31, 2008	$8,922	$—
Acquisition-date fair value of contingent consideration obligation	—	101,600
Total realized and unrealized gains (losses)
Included in interest income	579	—
Included in comprehensive income (loss)	16,357	—

Balance at December 31, 2009	$25,858	$101,600

Auction Rate Securities

        Due to the fact that there is a limited market for the Company's auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates. Given the complex structure of the auction rate securities, the Company engaged Houlihan Smith & Company Inc., or Houlihan Smith, to assist it with its valuation. The Company used both the third party valuation model from Houlihan Smith and market bids received from Deutsche Bank AG, or DB, and Morgan Stanley to establish the fair value for these securities. The Company weighted the valuation model equally with the market bid sources when developing the final fair value, given the Company's conclusion that both the valuation model and bids data points have equal relevance in estimating fair value.

        The first data point used, Houlihan Smith's valuation model and the resulting fair value assessment, incorporates the structure of each auction rate security, the 125-entity reference pool of credit default swaps, or CDS, spreads per reference entity, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. Houlihan Smith's valuation model considers various components of risk, including market-based bond and CDS pricing and a corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. The model incorporates market data and CDS prices as of December 31, 2009. The Houlihan Smith valuation model includes recovery rate assumptions as of December 31, 2009, between 21% and 32%. The CDS spreads on the underlying reference entities as of December 31, 2009, ranged from 16 to 4,176 basis points. Cubist's validation of the fair value included a review of various assumptions, including, but not limited to, bond default rates, bond recovery rates, credit ratings, cash flow streams and discount rates.

        The second data point used to calculate fair value is actual market bids from DB and Morgan Stanley. The Company has no specific details regarding any auction rate securities being traded at these

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

prices, but considers the market bids received from DB and Morgan Stanley as relevant data points, given their role as brokers trading these types of securities.

        Consistent with the Company's investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. During 2009, all of the five auction rate securities the Company holds were downgraded by Standard & Poor's, and Fitch Ratings downgraded four of the five auction rate securities. As a result, the Standard & Poor's credit ratings for these auction rate securities now range from CCC to CCC-, and the Fitch Ratings for these auction rate securities now range from BBB to B. The underlying risk components of the auction rate securities include pools of CDS, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to CC. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities as of December 31, 2009.

        The fair value of the auction rate securities increased during the year ended December 31, 2009, primarily as a result of lower projected default rates in Houlihan Smith's valuation model, lower CDS spreads, as well as higher market bids from both DB and Morgan Stanley, reflecting improvement in the financial market conditions, despite the downgrade in the credit ratings. The Company believes that the credit ratings for the auction rate securities reflect their long-term outlook and credit profile, whereas fair value is reflected by the factors described above. The increase in fair value of $16.9 million is included in other comprehensive income for the year ended December 31, 2009.

        The Company will continue to monitor the auction rate securities and the financial markets, and if there is deterioration of the fair value of these securities, it could result in additional other-than-temporary impairment charges.

Contingent Consideration

        Contingent consideration relates to potential amounts payable by the Company under the achievement of certain development, regulatory and sales milestones for CXA-201 indications, in connection with the Company's acquisition of Calixa. The estimated fair value of $101.6 million recognized on the date of the acquisition was determined based on a probability-weighted income approach. This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are achieved, as well as a discount rate of 5%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company will assess these estimates for revision on an on-going basis as additional data impacting the assumptions is obtained. The changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within the consolidated statement of income as other income (expense). There was no change in the fair value of contingent consideration from the acquisition date to December 31, 2009.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

	December 31,
	2009	2008
	(in thousands)
Building	$56,597	$54,019
Leasehold improvements	14,626	14,443
Laboratory equipment	24,672	17,741
Furniture and fixtures	2,108	1,873
Computer equipment	16,998	15,143
Construction in progress	1,376	1,590

	116,377	104,809
Less accumulated depreciation	(47,995)	(37,990)

Property and equipment, net	$68,382	$66,819

        Property and equipment additions during the year ended December 31, 2009, primarily related to laboratory equipment. Property and equipment additions during the year ended December 31, 2008, primarily related to the construction of approximately 30,000 square feet of additional laboratory space at the Company's research and development facility at 65 Hayden Avenue in Lexington, Massachusetts, as well as costs related to building out additional leased space at the 45 and 55 Hayden Avenue building in Lexington, Massachusetts. Additionally, during the year ended December 31, 2008, Cubist wrote off $2.3 million of property demolished at 65 Hayden Avenue in Lexington, Massachusetts, consisting primarily of office space and other furniture and fixtures, in order to accommodate the construction of additional laboratory space.

        Depreciation expense was $10.0 million, $6.4 million and $4.6 million in 2009, 2008 and 2007, respectively.

H. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

        Acquired IPR&D as December 31, 2009, and changes during the year then ended is as follows:

(in thousands)
Balance at December 31, 2008	$—
Additions related to acquisition of Calixa
CXA-201 for pneumonia	174,000
CXA-201 for cUTI/cIAI	20,000

Balance at December 31, 2009	$194,000

        The acquired IPR&D assets above relate to CXA-201, which the Company acquired with its acquisition of Calixa in December 2009, as discussed in Note D., "Business Combinations." The fair value of the IPR&D acquired was determined using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of CXA-201 indications, using a discount rate of 12%. CXA-201 for pneumonia had an estimated fair value of $174.0 million and CXA-201 for cUTI/cIAI had an estimated fair value of $20.0 million as of the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (Continued)

acquisition date and at December 31, 2009. Once the research and development project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill as of December 31, 2009, and changes during the year then ended is as follows:

(in thousands)
Balance at December 31, 2008	$—
Additions related to acquisition of Calixa	63,020

Balance at December 31, 2009	$63,020

        Goodwill has been assigned to the Company's only reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note P., "Business Segments," for additional information. The Company will evaluate this goodwill for impairment on an annual basis, during the fourth quarter, or more frequently if an indicator of impairment is present.

        Other intangible assets consisted of the following at:

		December 31,
		2009	2008
		(in thousands)
Patents		$2,627	$2,627
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangibles		5,388	5,388

		39,015	39,015
Less:	accumulated amortization—patents	(2,245)	(2,184)
	accumulated amortization—manufacturing rights	(2,083)	(1,667)
	accumulated amortization—acquired technology rights	(12,525)	(10,068)
	accumulated amortization—intellectual property	(5,379)	(5,376)

Other intangible assets, net		$16,783	$19,720

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

        In November 2005, Cubist selected ACS Dobfar SpA, or ACSD, as the single source supplier of active pharmaceutical ingredient, or API, for CUBICIN. Cubist terminated its manufacturing and supply agreement with DSM Capua SpA, or DSM, for API effective May 2006. The useful life of the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

DSM manufacturing rights was adjusted to coincide with the termination date of May 2006. As Cubist received no future benefit from the DSM manufacturing rights, their gross asset value and related allowance for amortization expense were eliminated from the manufacturing rights accounts in 2006 with no resulting gain or loss. The remaining balance of these assets was allocated to inventory and was expensed to cost of product revenues as the related inventory lots were sold. The amounts allocated to inventory were fully expensed in 2007. The manufacturing rights associated with the ACSD agreement are being amortized to inventory over a term of six years and expensed to cost of product revenues as the related inventory lots are sold.

        Amortization expense was $2.9 million, $3.0 million and $5.1 million in 2009, 2008 and 2007, respectively. The amortization expense for 2007 includes amounts relating to the DSM manufacturing rights. The estimated aggregate amortization of intangible assets as of December 31, 2009, for each of the five succeeding years is as follows:

(in thousands)
2010	$2,937
2011	2,521
2012	2,521
2013	2,521
2014	2,521
2015 and thereafter	3,762

$16,783

J. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at:

	December 31,
	2009	2008
	(in thousands)
Accrued incentive compensation	$4,823	$6,854
Accrued bonus	8,913	9,026
Accrued benefit costs	4,047	2,631
Accrued clinical trials	7,858	1,525
Accrued manufacturing costs	1,853	2,380
Accrued royalty	44,390	34,855
Other accrued costs	13,587	10,738

Total	$85,471	$68,009

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. ACCRUED LIABILITIES (Continued)

        Accrued clinical trial expenses are comprised of amounts owed to third party contract research organizations, or CROs, for research and development work performed on behalf of Cubist. At the end of each quarterly period, the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO, and ensures that the balance is appropriately stated based upon work performed to date. The accrued clinical trial expense balance of $7.9 million and $1.5 million at December 31, 2009 and 2008, respectively, represents the Company's best estimate of amounts owed for clinical trial services performed through those periods based on all information available. Such estimates are subject to change as additional information becomes available. Accrued manufacturing costs are comprised of amounts owed to third parties relating to the manufacturing of CUBICIN, including the procurement of API and the conversion of API into the finished, vialed formulation of CUBICIN. Accrued royalty costs are comprised of royalties owed on net sales of CUBICIN under Cubist's license agreement with Eli Lilly.

K. EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

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

        Under the Cubist Amended and Restated 2000 Equity Incentive Plan, 13,535,764 shares of common stock may be issued to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under this plan vest ratably on an annual basis over a four-year period. At December 31, 2009, there were 3,185,261 shares available for future grant under this plan.

        Under the Cubist Amended and Restated 2002 Directors' Equity Incentive Plan, 1,375,000 shares of common stock may be issued to members of the Company's Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At December 31, 2009, there were 564,124 shares available for future grant under this plan.

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation, subject to certain limitations. The current plan allows for the issuance of 1,250,000 shares of common stock to eligible employees. At December 31, 2009, there were 667,219 shares available for future sale to employees under this plan.

Summary of 401(k) Savings Plan

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches each employee's contribution in Cubist common stock up to 4% of a participant's total compensation. Common stock matches immediately vest. Cubist issued 176,884, 127,687 and 97,206 shares of common stock in 2009, 2008 and 2007, respectively, pursuant to this plan. During the years ended December 31, 2009, 2008 and 2007, the Company recorded $3.2 million, $2.6 million and $2.1 million in expense associated with its 401(k) company match.

Summary of Stock-Based Compensation Expense

        The effect of recording stock-based compensation in the consolidated statement of income for the years ended December 31, 2009, 2008 and 2007, was as follows:

	December 31,
	2009	2008	2007
	(in thousands except per share amounts)
Stock-based compensation expense allocation:
Cost of product revenues	$288	$311	$303
Research and development	4,402	3,285	3,195
Sales and marketing	4,334	3,887	3,076
General and administrative	5,414	4,348	3,965

Total stock-based compensation	$14,438	$11,831	$10,539

        During each of the years ended December 31, 2009, 2008 and 2007, the Company capitalized $0.4 million, $0.3 million and $0.3 million, respectively, of employee stock-based compensation costs to inventory. The carrying value of inventory in the consolidated balance sheets as of the years ended December 31, 2009 and 2008, includes employee stock-based compensation costs of $0.3 million and $0.2 million, respectively.

Valuation Assumptions

        The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the accelerated method for option grants prior to the first

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

quarter of 2006 and under the straight-line method for option grants commencing in the first quarter of 2006. The following weighted-average assumptions were used:

	2009	2008	2007
Stock option plans:
Expected stock price volatility	49%	43%	47%
Risk free interest rate	2.0%	2.8%	4.6%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	4.4 years	4.3 years	4.3 years
Stock purchase plan:
Expected stock price volatility	45%	30%	30%
Risk free interest rate	1.0%	3.3%	4.8%
Expected annual dividend yield per share	0%	0%	0%
Expected life of options	6 months	6 months	6 months

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

General Option Information

        A summary of the status of Cubist's stock options, as of December 31, 2009, and changes during the year then ended, is presented below:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2008	7,959,482	$18.57
Granted	1,483,335	$17.77
Exercised	(276,705)	$11.69
Canceled	(200,029)	$21.33

Outstanding at December 31, 2009	8,966,083	$18.60

Vested and exercisable at December 31, 2009	5,977,674	$18.40
Expected to vest at December 31, 2009	2,302,492	$18.98

        The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $2.1 million, $11.8 million and $10.5 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2009, was $20.9 million. These options have a weighted average remaining contractual life of 6.5 years.

        As of December 31, 2009, there was $18.1 million of total unrecognized compensation cost related to nonvested options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over the weighted-average period of 1.2 years. The aggregate intrinsic value of options fully vested and exercisable as of December 31, 2009, was $18.4 million. These options have a weighted average remaining contractual life of 5.5 years. The aggregate intrinsic value of options expected to vest as of December 31, 2009, was $1.9 million. These options have a weighted average remaining contractual life of 8.5 years. The fair value of shares vested during 2009 was approximately $13.4 million.

        The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007, was $7.46, $7.34 and $9.15, respectively. The weighted-average grant-date fair value of options vested as of December 31, 2009, 2008 and 2007, was $10.20, $10.69 and $11.32, respectively.

Restricted Stock Units

        In May 2009, the Company granted 202,063 restricted stock units to employees of the Company. The Company values its restricted stock units based on the closing price of the Company's stock on the date of grant. As a result, the fair value of the restricted stock units granted in May 2009 was approximately $3.4 million on the date of grant. The Company recognizes expense ratably over the restricted stock units' vesting period of four years, net of estimated forfeitures.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        A summary of the Company's restricted stock units activity during the year ended December 31, 2009, is presented below:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	—	$—
Granted	202,063	$16.76
Vested	—	—
Forfeited	(2,574)	$16.76

Nonvested at December 31, 2009	199,489	$16.76

Vested at December 31, 2009	—	—
Expected to vest at December 31, 2009	151,547	$16.76

        At December 31, 2009, there were 199,489 restricted stock units outstanding, with an aggregate intrinsic value of $3.8 million. At December 31, 2009, there was $2.3 million total unrecognized compensation cost related to nonvested restricted stock units granted under the Company's stock-based compensation plans, which is expected to be recognized over a period of approximately of 3.0 years. The aggregate intrinsic value of restricted stock units expected to vest as of December 31, 2009, was $2.9 million.

L. COMMITMENTS AND CONTINGENCIES

Leases

        Cubist leases various facilities and equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

        At December 31, 2009, future minimum lease payments under all non-cancelable leases, net of sublease income, are as follows (in thousands):

Operating
2010	$5,915
2011	5,469
2012	5,488
2013	5,192
2014	5,335
Thereafter	7,339

Total minimum lease payments	$34,738

        Rental expense for operating leases was $5.7 million, $5.5 million and $4.1 million in the years ended December 31, 2009, 2008 and 2007, respectively. Sublease income, which is recorded as a reduction of rent expense, was $0.7 million, $2.0 million and $2.6 million in the years ended December 31, 2009, 2008 and 2007, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. COMMITMENTS AND CONTINGENCIES (Continued)

Foreign currency

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During 2009, 2008 and 2007, Cubist entered into foreign currency transactions between the U.S. dollar, the Euro and the British pound. During the year ended December 31, 2009, foreign exchange losses were approximately $1.2 million, primarily relating to certain available-for-sale investments denominated in Euros which are re-measured at the end of each period. The impact of foreign exchange was de minimus for the years ended December 31, 2008 and 2007.

Other

        Cubist has minimum volume purchase commitments with third party contract manufacturers with scheduled payments over the next five years that total $96.7 million at December 31, 2009.

M. DEBT

2.25% Notes

        Cubist's outstanding debt at December 31, 2009, consisted of $300.0 million aggregate principal amount of 2.25% convertible subordinated notes, or the 2.25% Notes. In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist's option. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist's common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. As of December 31, 2009, the "if converted value" does not exceed the principal amount of the 2.25% Notes. The fair value of the 2.25% Notes was estimated to be $285.0 million as of December 31, 2009, and was determined using quoted market rates.

        On January 1, 2009, Cubist adopted new accounting guidance which requires the issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability ($236.4 million as of June 2006, the date of issuance) and equity ($113.6 million as of the date of issuance) components in a manner that reflects the issuer's non-convertible debt borrowing rate of similar debt. The equity component of $113.6 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability at the date of issuance. This debt discount is amortized to the consolidated statement of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. The net equity component recorded as additional paid-in capital was $66.0 million as of the date of issuance, which is net of deferred taxes of $44.0 million and debt issuance costs reclassified to additional paid-in capital of $3.6 million.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases, which were funded out of the Company's working capital, reduced Cubist's fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.2 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in an adjusted net loss of $2.3 million, comprised of (i) a $1.3 million difference between the net carrying value and the fair value of the $50.0 million principal at the time of repurchase, recorded to other income (expense); (ii) the write-off of debt issuance costs of $0.8 million, recorded as a non-cash charge to interest expense; and (iii) transaction expenses of $0.2 million, recorded to general and administrative expense.

        The provisions of this accounting guidance were retroactively applied to all periods since the 2.25% Notes were issued in June 2006 and resulted in an adjustment of the following amounts (in thousands, except per share amounts):

	As Previously Reported	Adjustment	As Adjusted
Consolidated Balance Sheet:
December 31, 2008
Deferred income taxes	$127,792	$(25,545)	$102,247
Other assets	$6,740	$(1,906)	$4,834
Long-term debt	$300,000	$(67,806)	$232,194
Additional paid-in capital	$578,140	$101,500	$679,640
Accumulated deficit	$(266,225)	$(61,145)	$(327,370)
Consolidated Statements of Income:
Year ended December 31, 2008
Interest expense	$(9,342)	$(11,728)	$(21,070)
Gross gain (loss) on debt repurchase	$3,343	$(4,655)	$(1,312)
Income tax benefit	$123,916	$(25,544)	$98,372
Net income	$169,819	$(41,927)	$127,892
Basic net income per common share	$3.00	$(0.74)	$2.26
Diluted net income per common share	$2.56	$(0.49)	$2.07
Consolidated Statements of Income:
Year ended December 31, 2007
Interest expense	$(9,427)	$(12,551)	$(21,978)
Net Income	$48,147	$(12,551)	$35,596
Basic net income per common share	$0.87	$(0.23)	$0.64
Diluted net income per common share	$0.83	$(0.21)	$0.62
Shares used in calculating diluted net income	68,822,996	(11,374,335)	57,448,661

        The adjustment to deferred income taxes as of December 31, 2008, primarily relates to the recognition of a deferred tax liability for the unamortized debt discount.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        The table below summarizes the carrying amounts of the liability component of the 2.25% Notes as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)
Total debt outstanding at the end of the period	$300,000	$300,000
Unamortized discount	(54,614)	(67,806)

Net carrying amount of the liability component	$245,386	$232,194

        The net carrying value of the equity component of the 2.25% Notes as of both December 31, 2009 and 2008, was $57.5 million, which includes the reduction of additional paid-in capital of $8.5 million related to the February 2008 repurchase of $50.0 million in original principal amount of the 2.25% Notes.

        The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. As of December 31, 2009 and 2008, the effective interest rate on the liability component of the 2.25% Notes was 8.37%. The debt issuance costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the consolidated balance sheet and are amortized to interest expense ratably over the life of the 2.25% Notes. The costs associated with the equity component are included in additional paid-in capital and are not amortized. The table below summarizes the interest expense the Company incurred for the year ended December 31, 2009, 2008, and 2007:

	December 31,
	2009	2008	2007
	(in thousands)
Contractual interest coupon payment	$6,750	$6,817	$7,875
Amortization of discount on debt	13,192	12,547	13,055
Amortization of the liability component of the debt issuance costs	899	1,706	1,048
Other interest expense	50	—	—

Total interest expense	$20,891	$21,070	$21,978

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        At December 31, 2009, future payments of principal and interest on existing debt are due as follows:

Fiscal year ending December 31, 2009	Principal	Interest	Total
	(in thousands)
2010	$—	$6,750	$6,750
2011	—	6,750	6,750
2012	—	6,750	6,750
2013	300,000	3,375	303,375

Total payments	$300,000	$23,625	$323,625
Less current portion	—

Total long term debt obligation	$300,000

Credit Facility

        In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens for general corporate purposes. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist's option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2009.

N. INCOME TAXES

Income Tax Expense (Benefit)

        The components of federal income tax expense (benefit) consist of the following for the years ended

	December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
		(in thousands)
Current income tax expense
Federal	$2,897	$1,855	$1,422
State	3,285	2,020	458

Total current income tax expense	$6,182	$3,875	$1,880

Deferred income tax expense (benefit)
Federal	$35,083	$(96,641)	$—
State	(962)	(7,606)	—

Total deferred income tax (benefit)	$34,121	$(102,247)	$—

Total current and deferred income tax expense (benefit)	$40,303	$(98,372)	$1,880

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

        During the fourth quarter of 2009, the Company completed an analysis of certain meals and entertainment costs and made final computations of other tax return items, both of which related to prior periods. This analysis identified a $2.2 million tax benefit that should have been reported in the three month period ended December 31, 2008, upon the release of a significant portion of the Company's valuation allowance and $0.6 million that related to the first three quarters of 2009. In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99, "Materiality," and SAB No. 108, the Company assessed the materiality of this error on its prior period financial statements. The Company concluded the effect of this error was not material to any of its prior period financial statements, and as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in the fourth quarter of 2009 would not have a material impact on its financial statements for the year ended December 31, 2009. Accordingly, the Company recorded an income tax benefit of $2.8 million relating to these items during the quarter ended December 31, 2009.

Effective Tax Rate

        Cubist's federal statutory tax rate was 35% for each of the years ended December 31, 2009, 2008 and 2007. The effective rate differs from the statutory rate of 35% due to the following:

	2009	2008	2007
		(as adjusted)	(as adjusted)
Federal	35.0%	35.0%	35.0%
State	4.2%	6.6%	6.4%
Federal and state credits	-3.8%	-7.9%	-3.3%
Valuation allowance	-0.2%	-369.8%	-45.9%
In-process research & development	0.0%	0.0%	10.6%
Tax Benefit of Illumigen write-off	-1.9%	0.0%	0.0%
Other	0.3%	2.9%	2.2%

Effective tax rate	33.6%	-333.2%	5.0%

        The effective tax rate for the years ended December 31, 2009, 2008 and 2007 was 33.6%, -333.2%, and 5.0%, respectively. The effective tax rate for the year ended December 31, 2009, primarily relates to the Company's statutory income tax rate, offset by a $3.0 million net income tax benefit for discrete items related to the termination of the development of the Hepatitis C Virus compound that we had acquired through our acquisition of Illumigen in December 2007. The net benefit included the write-off of the Company's tax investment in Illumigen, net of the write off of Illumigen's federal net operating loss carryforwards and other deferred tax assets. The effective tax rate for the years ended December 31, 2008 and 2007 relates to federal alternative minimum tax expense and state tax expense, and in 2008, is offset by the tax benefit relating to the reversal of the valuation allowance on a significant portion of the Company's deferred tax assets. The effective tax rates for the years ended December 31, 2008 and 2007, have been adjusted pursuant to the adoption of accounting for convertible debt with conversion and other options. See Note M., "Debt," for additional information.

        The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Changes in the effective tax rates from period to

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company's income or loss, or one time activities occurring during the period.

Deferred Taxes and Valuation Allowance

        The components of the net deferred tax assets and the related valuation allowance are as follows:

	December 31,
	2009	2008
		(as adjusted)
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$20,770	$63,928
Deferred revenues	7,495	6,295
Research and development costs	10,678	17,168
Tax credit carryforwards	26,983	20,758
Stock-based compensation	14,996	9,518
Unrealized loss on investments	12,498	19,063
Amortization of milestone payments	14,098	5,691
Deferred rent	1,636	1,574
Depreciation	824	1,448
Other	2,896	2,823

Total deferred tax assets	112,874	148,266

Deferred income tax liabilities:
Debt discount	(21,170)	(26,284)
In-process research and development	(75,201)	—

Total deferred tax liabilities	(96,371)	(26,284)

Total deferred tax assets and liabilities	16,503	121,982
Valuation allowance	(14,321)	(19,735)

Net deferred tax assets	$2,182	$102,247

        At December 31, 2009, the Company has federal and state net operating loss, or NOL, carryforwards of $102.5 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $47.6 million and $9.8 million respectively, attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs will be credited directly to additional paid-in capital when realized. These NOLs expire between 2011 and 2029. The Company also has federal and state income tax credit carryforwards of approximately $19.8 million and $7.6 million, respectively. These income tax credits expire between 2016 and 2029. In addition, the Company has $6.2 million of federal alternative minimum tax credits that can be carried forward indefinitely to offset future regular income tax liabilities.

        Certain stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. Although these additional tax benefits or "windfalls"

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

are reflected in the NOL carryforwards in tax returns, pursuant to the guidance for accounting for stock-based compensation, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce the Company's current taxes payable due to NOL carryforwards, these windfall tax benefits are not reflected in Cubist's NOLs in deferred tax assets for all periods presented.

        During the year ended December 31, 2008, after considering all available positive and negative evidence, the Company concluded that its projections supported taxable income for the foreseeable future. Therefore, the Company recognized a deferred tax asset of $102.2 million and reversed a significant portion of its valuation allowance. At December 31, 2009 and 2008, the Company maintains a valuation allowance of $14.3 million and $19.7 million, respectively, primarily relating to the unrealized loss on the auction rate securities. In assessing the realizability of its deferred tax assets, the Company has considered whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company is allowed to take into account its recent history of earnings, projected future taxable income, and tax planning strategies. Based upon the level of its recent history of taxable income and projections of future taxable income over the periods in which the deferred tax assets are utilizable, the Company believes that it is more-likely-than-not that it will realize the benefits of a significant portion of its deferred tax assets. In the event that actual results differ from the Company's estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact its financial position and results of operations.

        As stated in Note D., "Business Combinations," Cubist acquired Calixa in December 2009. Calixa had approximately $47.3 million of gross federal and state NOL carryforwards available, resulting in a net deferred tax asset of $9.3 million. Due to the timing of the acquisition, the Company has not completed an analysis under Section 382 of the Internal Revenue Code, "Limitation on Net Operating Loss Carryforwards and Certain Built in Losses Following Ownership Change," to assess whether past changes in ownership may limit or restrict the Company's ability to utilize these NOL carryforwards.

        Ownership changes resulting from the issuance of capital stock may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based on Cubist's value immediately prior to the ownership change. The Company has not yet updated its analysis of historical changes in ownership but does not believe there are any limitations on its ability to use any of its net operating losses. Subsequent significant changes in ownership could affect the limitations in future years.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

Uncertain Tax Positions

        A reconciliation of the Company's changes in uncertain tax positions for the years ended December 31, 2009, 2008 and 2007, is as follows (in thousands):

	December 31,
	2009	2008	2007
Uncertain tax positions at the beginning of the year	$5,560	$2,000	$2,000
Additions based on tax positions related to the current year	768	437	—
Additions for tax positions of prior years	731	3,123	—
Subtractions based on tax positions related to the current year	—	—	—
Subtractions for tax positions of prior years	(2,403)	—	—

Balance at the end of the year	$4,656	$5,560	$2,000

        The net decrease in uncertain tax positions during 2009 is primarily due to the continuing evaluation of uncertain tax positions conducted in the current period. All of these amounts, if recognized, would affect the effective tax rate in future periods. The Company does not anticipate any significant changes in its tax positions during the next twelve months.

        Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as provision for income taxes in the accompanying consolidated statement of income. At December 31, 2009 and 2008, the Company did not have any interest or penalties accrued related to uncertain tax positions.

        The statute of limitations for assessment by the Internal Revenue Service, or the IRS, and state tax authorities is closed for tax years prior to December 31, 2006, although carryforward attributes that were generated prior to 2006 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

O. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva notifying Cubist that Teva has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. COMMITMENTS AND CONTINGENCIES (Continued)

from approving the ANDA for 30 months from Cubist's receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also scheduled a claims construction hearing (a.k.a. Markman hearing) for June 2, 2010, and has indicated that summary judgment motions will not be permitted in this lawsuit.

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

P. BUSINESS SEGMENTS

        Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. Approximately 98% of the Company's revenues are currently generated within the U.S.

Q. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal years 2009 and 2008. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2009
Total revenues, net	$121,110		$130,779		$143,534	$166,721
Product revenues, net	$114,625		$128,844		$141,588	$152,674
Cost of product revenues	$24,374		$28,184		$30,771	$33,560
Net income	$7,776	(1)	$23,776		$25,379	$22,669	(2)
Basic net income per share	$0.14		$0.41		$0.44	$0.39
Diluted net income per share	$0.13		$0.40		$0.42	$0.38
2008 (as adjusted)(3)
Total revenues, net	$88,285		$101,766		$112,435	$131,155
Product revenues, net	$87,862		$101,369		$110,625	$122,225
Cost of product revenues	$20,000		$22,050		$23,523	$24,808
Net income (loss)(3)	$9,716		$(1,262	)(4)	$24,969	$94,469	(5)
Basic net income (loss) per share	$0.17		$(0.02	)(4)	$0.44	$1.65	(5)
Diluted net income (loss) per share(3)	$0.17		$(0.02	)(4)	$0.44	$1.43	(5)

(1)
In the first quarter of 2009, Cubist recorded $20.0 million of research and development expense for upfront payments made pursuant to its license and collaboration agreement with Alnylam (See Note C.).

(2)
In the fourth quarter of 2009, Cubist recorded an income tax benefit of $2.8 million relating to an analysis of certain meals and entertainment costs and to final computations of other tax return items, both of which related to prior periods (See Note N.).

(3)
In January 2009, Cubist adopted the provisions a new standard for accounting for debt with conversion and other options. Net income for the year ended December 31, 2008, has been adjusted to reflect the adoption of this standard.

(4)
In the second quarter of 2008, Cubist recorded $17.5 million of research and development expense for upfront and milestone payments made pursuant to its license and collaboration agreement with Dyax (See Note C.).

(5)
In the fourth quarter of 2008, Cubist recorded a tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on its deferred tax assets (See Note N.) and an other-than-temporary impairment loss of $49.2 million on its investment in auction rate securities (See Notes E. and F.).

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        PricewaterhouseCoopers LLP, our independent registered public accounting firm, which audited our financial statements for the fiscal year ended December 31, 2009, has issued an attestation report on our internal control over financial reporting, as stated in its report which is included herein.

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information with respect to our executive officers and directors may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. Other information required by Item 10 of Form 10-K may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders, which is currently expected to be held on June 3, 2010. Such information is incorporated herein by reference.

        Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com and in our filings with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders, which is currently expected to be held on June 3, 2010. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders, which is currently expected to be held on June 3, 2010. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders, which is currently expected to be held on June 3, 2010. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders, which is currently expected to be held on June 3, 2010. Such information is incorporated herein by reference.

 PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
Documents Filed As Part Of Form 10-K:

1.     Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2009 and 2008

  •
  Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

  •
  Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Sales Returns & Allowances, Chargebacks, Prompt Pay Discounts, Wholesaler Fees and Rebates(1)
Year Ended December 31, 2009	$6,332	32,726	(31,623)	$7,435
Year Ended December 31, 2008	$4,484	22,694	(20,846)	$6,332
Year Ended December 31, 2007	$3,418	14,055	(12,989)	$4,484

(1)
Additions to sales returns and allowances, chargebacks, prompt pay discounts, wholesaler fees and rebates are recorded as a reduction of revenue.

3.     List of Exhibits

†2.1	Agreement and Plan of Merger, dated December 24, 2007, between Cubist, Edison Merger Corp., Illumigen Biosciences, Inc., and IB Securityholders, LLC (Exhibit 10.37, Cubist's Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
*2.2	Agreement and Plan of Merger, dated December 12, 2009, among Cubist, SD Acquisition Corporation, Calixa Therapeutics Inc., or Calixa, and the other parties named therein
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
3.3	Amended and Restated By-Laws of Cubist, as amended to date (Exhibit 3.1, Current Report on Form 8-K filed on December 26, 2007, File No. 000-21379)
4.1	Specimen certificate for shares of Common Stock (Exhibit 4.1, Annual Report on Form 10-K filed on March 1, 2006, File No. 000-21379)
4.2	Indenture, dated June 6, 2006, between Cubist and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1, Current Report on Form 8-K filed on June 9, 2006, File No. 000-21379)
4.3	Note, dated June 6, 2006 (Exhibit 4.7, Annual Report on Form 10-K filed on March 1, 2007, File No. 000-21379)
**10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.6, Pre-effective Amendment No. 1 to Registration Statement on Form S-1 filed on July 31, 1996, File No. 333-6795)
**10.2	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 12, 1998, File No. 000-21379)
**10.3	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
**10.4	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
†10.5	Development and Supply Agreement, dated April 3, 2000, between Cubist and Abbott Laboratories (currently known as Hospira Worldwide, Inc., or Hospira) (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.6	Assignment and License Agreement, dated October 6, 2000, between Eli Lilly & Company, or Eli Lilly, and Cubist (Exhibit 10.6, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
**10.7	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.8	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.9	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
†10.10	Manufacturing and Supply Agreement, dated September 30, 2001, between ACS Dobfar S.p.A., or ACS, and Cubist (Exhibit 10.63, Annual Report on Form 10-K filed on March 29, 2002, File No. 000-21379)
**10.11	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K filed on March 29, 2002, File No. 000-21379)
10.12	First Amendment, dated May 8, 2002, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.12, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.13	Amendment No. 2, dated February 12, 2003, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.67, Annual Report on Form 10-K filed on March 28, 2003, File No. 000-21379)

10.14	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K filed on March 28, 2003, File No. 000-21379)
10.15	Amendment No. 1, dated July 1, 2003, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 14, 2003, File No. 000-21379)
†10.16	License Agreement, dated October 2, 2003, between Cubist, Chiron Healthcare Ireland Ltd. (predecessor-in-interest to Chiron Blood Testing (Bermuda) Ltd., or Chiron, a subsidiary of Novartis AG), and Chiron Corporation (currently known as Novartis Vaccines & Diagnostics, Inc., or Novartis Vaccines, a subsidiary of Novartis AG) (Exhibit 10.16, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.17	Lease, dated January 2004, between the California State Teachers' Retirement System, or CALSTERS, and Cubist regarding 45-55 Hayden Avenue (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-21379)
†10.18	Amendment #1, dated April 1, 2004, to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
†10.19	Processing Services Agreement, dated August 11, 2004, between Cardinal Health PTS, LLC (predecessor-in-interest to Oso Biopharmaceuticals Manufacturing, LLC, or Oso) and Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.20	Amendment No. 2, dated March 3, 2005, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 5, 2005, File No. 000-21379)
10.21	First Amendment, dated May 1, 2005, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.21, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.22	First Amendment, dated September 29, 2005, to Lease between Cubist and The Realty Associates Fund VI, L.P., or RA, successor-in-interest to CALSTERS, dated January 2004 (Exhibit 10.7, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
†10.23	Amendment No. 3, dated October 20, 2005, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.24	Second Amendment, dated November 18, 2005, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.25, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
†10.25	First Amendment, dated June 1, 2006, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.26	Amendment No. 4, dated September 22, 2006, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.26, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.27	Amendment #2, dated January 1, 2007, to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.27, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.28	Amendment No. 2, dated April 18, 2007, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
10.29	Third Amendment, dated June 28, 2007, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.4, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)

**10.30	Retention Letter, dated October 9, 2007, between Cubist and Michael W. Bonney (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 2, 2007, File No. 000-21379)
**10.31	Form of Retention Letter between Cubist and Lindon M. Fellows, Steven C. Gilman, Tamara L. Joseph, David W.J. McGirr, Robert J. Perez, Gregory Stea, and Santosh Vetticaden, or Vetticaden
10.32	Fourth Amendment, dated October 25, 2007, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.34, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
*10.33	License Agreement, dated November 1, 2007, between Astellas Pharma Inc. and Calixa
10.34	Fifth Amendment, dated December 18, 2007, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.36, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
†10.35	License and Collaboration Agreement, dated April 23, 2008, between Dyax Corp. and Cubist (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 4, 2008, File No. 000-21379)
**10.36	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)
†10.37	Second Amendment, dated June 26, 2008, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 4, 2008, File No. 000-21379)
†10.38	Commercial Services Agreement, dated July 1, 2008, between AstraZeneca Pharmaceuticals LP, or AstraZeneca, and Cubist (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 10, 2008, File No. 000-21379)
10.39	Sixth Amendment, dated July 31, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.41, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
**10.40	Offer Letter, dated November 12, 2008, between Cubist and Vetticaden (Exhibit 10.42, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.41	Seventh Amendment, dated November 18, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.43, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.42	Eighth Amendment, dated November 18, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.44, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.43	Ninth Amendment, dated December 19, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.45, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.44	Loan and Security Agreement, dated December 29, 2008 (Exhibit 10.1, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
10.45	Revolving Credit Note, dated December 29, 2008 (Exhibit 10.2, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
†10.46	License and Collaboration Agreement, dated January 9, 2009, between Alnylam Pharmaceuticals, Inc., or Alnylam, and Cubist (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 1, 2009, File No. 000-21379)
*10.47	First Amendment, dated February 26, 2009, to Commercial Services Agreement between AstraZeneca and Cubist, dated July 1, 2008
**10.48	Form of Restricted Stock Unit Agreement for awards under Cubist's Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.49, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
**10.49	Amendment Letter, dated April 13, 2009, to Offer Letter between Cubist and Vetticaden, dated November 12, 2008 (Exhibit 10.3, Quarterly Report on Form 10-Q filed on July 29, 2009, File No. 000-21379)

**10.50	Amended and Restated 2002 Directors' Equity Incentive Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 24, 2009, File No. 000-21379)
10.51	Tenth Amendment, dated May 8, 2009, to Lease between RA and Cubist, dated January 2004
*10.52	Second Amendment, dated May 20, 2009, to Commercial Services Agreement between AstraZeneca and Cubist, dated July 1, 2008
**10.53	Amendment Letter, dated June 23, 2009, to Offer Letter between Cubist and Vetticaden, dated November 12, 2008 (Exhibit 10.4, Quarterly Report on Form 10-Q filed on July 29, 2009, File No. 000-21379)
*10.54	Third Amendment, dated September 30, 2009, to Commercial Services Agreement between AstraZeneca and Cubist, dated July 1, 2008
*10.55	Fourth Amendment, dated October 15, 2009, to Commercial Services Agreement between AstraZeneca and Cubist, dated July 1, 2008
*10.56	Fifth Amendment, dated October 16, 2009, to Commercial Services Agreement between AstraZeneca and Cubist, dated July 1, 2008
*10.57	First Amendment, dated November 2, 2009, to License and Collaboration Agreement between Alnylam and Cubist, dated January 9, 2009
*10.58	Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001
*10.59	Sixth Amendment, dated December 11, 2009, to Commercial Services Agreement between AstraZeneca and Cubist, dated July 1, 2008
**10.60	Amended and Restated 1997 Employee Stock Purchase Plan
**10.61	Director Compensation Summary Sheet
21.1	Subsidiaries of Cubist
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Houlihan Smith & Company Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010
/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 26, 2010
/s/ MARK H. CORRIGAN Mark H. Corrigan	Director	February 26, 2010
/s/ SYLVIE GRÉGOIRE Sylvie Grégoire	Director	February 26, 2010
/s/ NANCY J. HUTSON Nancy J. Hutson	Director	February 26, 2010
/s/ WALTER R. MAUPAY, JR. Walter R. Maupay, Jr.	Director	February 26, 2010

Signature	Title	Date

/s/ MARTIN ROSENBERG Martin Rosenberg	Director	February 26, 2010
/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	February 26, 2010
/s/ MARTIN H. SOETERS Martin H. Soeters	Director	February 26, 2010
/s/ MICHAEL B. WOOD Michael B. Wood	Director	February 26, 2010