Form 10-Q
period 2010-03-31
CUBIST PHARMACEUTICALS INC
filed 2010-04-29
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 23, 2010: 58,400,057.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2010

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$143,588	$157,316
Short-term investments	251,215	161,686
Accounts receivable, net	58,942	57,827
Inventory	25,432	25,497
Current deferred tax assets, net	20,998	33,387
Prepaid expenses and other current assets	28,216	14,316
Total current assets	528,391	450,029
Property and equipment, net	69,558	68,382
In-process research and development	194,000	194,000
Goodwill	63,020	63,020
Other intangible assets, net	16,049	16,783
Long-term investments	111,278	177,161
Other assets	9,542	8,300
Total assets	$991,838	$977,675

Current liabilities:
Accounts payable	$16,837	$18,660
Accrued liabilities	54,163	85,471
Short-term deferred revenue	2,168	2,078
Short-term contingent consideration	20,000	20,000
Total current liabilities	93,168	126,209
Long-term deferred revenue, net of short-term portion	18,865	18,813
Deferred tax liabilities, net	26,999	31,205
Contingent consideration, net of short-term portion	83,108	81,600
Long-term debt, net	248,859	245,386
Other long-term liabilities	3,780	3,819
Total liabilities	474,779	507,032
Commitments and contingencies (Notes C, H, M, N)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value;
Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 58,225,067 and 57,978,174 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	58	58
Additional paid-in capital	726,549	702,248
Accumulated other comprehensive income	9,001	7,318
Accumulated deficit	(218,549)	(238,981)
Total stockholders’ equity	517,059	470,643
Total liabilities and stockholders’ equity	$991,838	$977,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009

Revenues:
U.S. product revenues, net	$135,267	$112,419
International product revenues	6,362	2,206
Service revenues	2,000	6,050
Other revenues	435	435
Total revenues, net	144,064	121,110

Costs and expenses:
Cost of product revenues	31,759	24,374
Research and development	38,882	50,542
Contingent consideration	1,508	—
Sales and marketing	19,855	19,480
General and administrative	14,728	10,927
Total costs and expenses	106,732	105,323

Operating Income	37,332	15,787

Other income (expense):
Interest income	1,270	1,074
Interest expense	(5,386)	(5,108)
Other income (expense)	(1,193)	2
Total other income (expense), net	(5,309)	(4,032)
Income before income taxes	32,023	11,755
Provision for income taxes	11,591	3,979
Net income	$20,432	$7,776

Basic net income per common share	$0.35	$0.14
Diluted net income per common share	$0.34	$0.13

Shares used in calculating:
Basic net income per common share	58,217,628	57,530,885
Diluted net income per common share	68,928,596	58,458,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$20,432	$7,776
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,739	2,926
Amortization and accretion of investments	1,187	—
Amortization of debt discount and debt issuance costs	3,698	3,420
Deferred income taxes	8,183	3,335
Foreign exchange loss	1,214	—
Stock-based compensation	3,775	3,010
Contingent consideration	1,508	—
Charge for company 401(k) common stock match	1,156	1,169
Changes in assets and liabilities:
Accounts receivable	(1,115)	(1,818)
Inventory	55	(1,350)
Prepaid expenses and other current assets	(13,900)	3,627
Other assets	(1,468)	46
Accounts payable and accrued liabilities	(34,555)	(30,818)
Deferred revenue and other long-term liabilities	103	(162)
Total adjustments	(27,420)	(16,615)
Net cash used in operating activities	(6,988)	(8,839)
Cash flows from investing activities:
Purchases of property and equipment	(2,262)	(2,458)
Purchases of investments	(180,571)	(2,000)
Proceeds from investments	156,450	—
Net cash used in investing activities	(26,383)	(4,458)
Cash flows from financing activities:
Issuance of common stock, net	2,847	1,236
Excess tax benefit on stock-based awards	17,040	—
Net cash provided by financing activities	19,887	1,236
Net decrease in cash and cash equivalents	(13,484)	(12,061)
Effect of changes in foreign exchange rates on cash balances	(244)	—
Cash and cash equivalents at beginning of period	157,316	409,023
Cash and cash equivalents at end of period	$143,588	$396,962
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$919	$795

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

B.            ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s results of operations for the three months ended March 31, 2010, include the results of Calixa Therapeutics Inc., or Calixa, which Cubist acquired on December 16, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of: inventories; investments; impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; stock-based compensation; product rebate and return accruals; as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

Fair Value Measurements

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. Investments are considered available-for-sale as of March 31, 2010 and December 31, 2009, and are carried at fair value.

In connection with its acquisition of Calixa in December 2009, the Company recorded contingent consideration relating to amounts payable to Calixa’s former shareholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration is recognized at its estimated fair value of $103.1 million and $101.6 million, as of March 31, 2010 and December 31, 2009, respectively, and was determined based on a probability-weighted income approach. The change in the fair value of contingent consideration for the three months ended March 31, 2010, relates to the time value of money and is recognized within the consolidated statement of income. There were no significant changes in probabilities during the three months ended March 31, 2010.

In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. See Note E., “Fair Value Measurements,” for more information.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase. The carrying value of these instruments approximates their fair value.

Investments

Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Short-term investments include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities, as well as auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. The auction rate securities have an original cost of $58.1 million and an estimated fair value of $27.6 million and $25.9 million as of March 31, 2010 and December 31, 2009, respectively. Given the repeated failure of auctions for the auction rate securities, these investments are no longer considered liquid and have been classified as long-term investments as of March 31, 2010 and December 31, 2009.

In April 2009, Cubist adopted accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Under this guidance, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security or it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis, the entire impairment is considered other-than-temporary and is recognized in other income (expense). Otherwise, the impairment is separated into an amount relating to the credit loss and an amount relating to all other factors, or non-credit loss. The other-than-temporary impairment relating to the credit loss is recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any non-credit loss is recognized, in certain circumstances, within equity as a separate component of accumulated other comprehensive income (loss). In estimating credit losses, the Company estimates the present value of expected cash flows for each auction rate security compared to the security’s amortized cost basis for the respective period. This process involves significant judgments and estimates specifically around default rates, recovery rates, interest rates and the timing of expected cash flows. In addition, the Company considers other available evidence, including trends in credit ratings and changes in financial market conditions. Significant increases in the present value of the cash flows expected to be collected are accreted to interest income using the effective interest method over the remaining maturities of the securities.

Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, except in certain circumstances, such as unrealized credit losses related to an other-than-temporary impairment. Realized gains and losses, dividends and interest income, including declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income. See Note D., “Investments,” for more information.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held primarily with two financial institutions in the U.S. Investments are restricted, in accordance with the Company’s policies, to a concentration limit per issuer.

Cubist’s account receivables at March 31, 2010 and December 31, 2009, primarily represent amounts due to the Company from wholesalers, including Cardinal Health, Inc., Amerisource Bergen Drug Corporation and McKesson Corporation, and Cubist’s international collaborators for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three months ended March 31, 2010 and 2009, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2009.

	Percentage of total accounts receivable balance as of
	March 31, 2010	December 31, 2009
Cardinal Health, Inc.	22%	21%
Amerisource Bergen Drug Corporation	29%	29%
McKesson Corporation	18%	17%

	Percentage of total revenues for the three months ended March 31,
	2010	2009
Cardinal Health, Inc.	22%	28%
Amerisource Bergen Drug Corporation	28%	27%
McKesson Corporation	17%	19%

Acquired In-process Research and Development

In accordance with the accounting guidance for business combinations, IPR&D acquired in a business combination is capitalized on the Company’s consolidated balance sheet at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. IPR&D will be tested for impairment on an annual basis during the fourth quarter, or earlier if an indicator of impairment is present, using a projected discounted cash flow model.

Goodwill and Other Intangible Assets

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Cubist evaluates goodwill for impairment on an annual basis during its fourth quarter, or more frequently if an indicator of impairment is present.

Cubist’s other intangible assets consist of acquired intellectual property, processes, patents and technology rights. These assets are amortized on a straight-line basis over their estimated useful life which range from four to 17 years. The fair value of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent’s remaining legal life or its useful life. Costs to obtain, maintain and defend the Company’s patents are expensed as incurred. The Company evaluates potential impairment of other intangible assets whenever events or circumstances indicate the carrying value may not be fully recoverable. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset.

Revenue Recognition

Cubist’s principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by Cubist’s international distribution partners, license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies, and service revenues derived from Cubist’s agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, for the promotion and support in the U.S. for MERREM® I.V. (meropenem for injection). In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees, administrative fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $3.3 million and $2.2 million at March 31, 2010 and December 31, 2009, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the product’s expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $5.4 million and $5.2 million at March 31, 2010 and December 31, 2009, respectively. In the three months ended March 31, 2010 and 2009, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $11.6 million and $8.5 million, respectively. The increase in the amount of the provisions that were offset against product revenues is due primarily to increases in Medicaid rebates, chargebacks and pricing discounts resulting from increased revenues from U.S. sales of CUBICIN, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by U.S. healthcare reform legislation that was enacted in March 2010.

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

Service Revenues

Cubist promotes and provides other support for MERREM I.V. in the U.S. under the Company’s Commercial Services Agreement with AstraZeneca, which the Company entered into in July 2008. AstraZeneca provides marketing and commercial support for MERREM I.V. The Company recognizes the revenues from this agreement as service revenues. The Company and AstraZeneca entered into an amendment to the agreement in December 2009 to establish a six-month performance period from January to June 2010 and baseline sales amount for this period with a six-month baseline payment of up to $9.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six-month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. Under the amendment, the agreement with AstraZeneca will now terminate after this six-month period. If the actual U.S. sales fall short of the six-month baseline sales amount, the amendment provides stepped down payments, subject to a minimum payment of $4.0 million. Cubist recognizes revenues related to this agreement over each performance period based on the minimum payment amount that it can receive under the agreement with AstraZeneca. Cubist assesses the amount of revenue it recognizes at the end of each quarterly period to reflect its actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. Amounts in excess of revenue recognized are included in deferred revenues.

Service revenues for the three months ended March 31, 2010, were $2.0 million. Service revenues for the three months ended March 31, 2009, were $6.1 million and consisted of $1.5 million of revenue related to the estimated minimum annual payment amount that Cubist could have received under the agreement with AstraZeneca as of March 31, 2009, as well as a $4.6 million payment reflecting the percentage of gross profit that Cubist received during the three months ended March 31, 2009, for sales exceeding the 2008 annual baseline sales amount.

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

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	March 31,
	2010	2009

Net income, basic	$20,432	$7,776
Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,011	—
Debt issuance costs, net of tax	135	—
Debt discount amortization, net of tax	2,080	—
Net income, diluted	$23,658	$7,776

Shares used in calculating basic net income per common share	58,217,628	57,530,885
Effect of dilutive securities:
Options to purchase shares of common stock and restricted stock units	961,538	927,975
Notes payable convertible into shares of common stock	9,749,430	—
Shares used in calculating diluted net income per common share	68,928,596	58,458,860

Net income per share, basic	$0.35	$0.14
Net income per share, diluted	$0.34	$0.13

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	March 31,
	2010	2009
Options to purchase shares of common stock and restricted stock units	2,883,079	4,200,052
Notes payable convertible into shares of common stock	—	9,749,430

Comprehensive Income (Loss)

During the three months ended March 31, 2010 and 2009, comprehensive income (loss) included the Company’s net income as well as increases and decreases in unrealized gains and losses on the Company’s available-for-sale securities.

The following table summarizes the components of comprehensive income (loss):

	March 31,
	2010	2009
	(in thousands)
Net income	$20,432	$7,776
Decrease in unrealized loss on auction rate securities	1,451	—
Other unrealized investment gains	232	—
Total comprehensive income	$22,115	$7,776

Stock-Based Compensation

The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation, including restricted stock units, over the awards’ vesting periods. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. The fair value of each stock-based award is expensed under the straight-line method. See Note K., “Employee Stock Benefit Plans,” for additional information.

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of March 31, 2010, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the filing with the SEC of the financial statements accompanying this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, issued updated guidance to amend and clarify how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The update allows entities to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. This guidance is effective by the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted. The Company has not adopted this guidance early and is currently evaluating the potential effect of the adoption of this amendment on its results of operation and financial condition.

In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The Company has not adopted this guidance early and adoption of this amendment is not expected to have a material impact on Cubist’s results of operation or financial condition.

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the remaining provisions of this amendment is not expected to have a material impact on Cubist’s financial statement disclosures.

In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on determining whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. The Company has not adopted this guidance early and  is currently evaluating the potential effect of the adoption of this amendment on its results of operations and financial condition.

C.            BUSINESS COMBINATIONS

On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $100.0 million in cash and contingent consideration with an estimated fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. The results of Calixa are included in the Company’s results of operations as of the date of acquisition. The pro-forma effect of this acquisition is immaterial to the Company’s results of operations. Calixa was a privately-held development stage biopharmaceutical company based in San Diego, California, focused on the development of novel antibiotics that address multi-drug resistant, or MDR, Gram-negative pathogens. Calixa’s lead compound, CXA-201, is an intravenously administered combination of an anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed rights to from Astellas Pharma Inc., and the beta-lactamase inhibitor tazobactam. CXA-101 is currently in Phase 2 clinical trials for complicated urinary tract infections, or cUTI. As a result of the acquisition, Cubist obtained the rights to develop and commercialize CXA-201 and other products that incorporate CXA-101 in all territories of the world except select Asia-Pacific and Middle East territories.

The transaction was accounted for under the acquisition method. Accordingly, the fair value of the purchase price was allocated to the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed.

The following table summarizes the acquisition-date fair value of total consideration at December 16, 2009, and the amounts allocated to purchase price:

	Total Acquisition-Date Fair Value	Amount Allocated to Purchase Price
	(in thousands)
Cash	$100,012	$97,258
Contingent consideration	101,600	98,840
Total consideration	$201,612	$196,098

The difference between the total fair value of consideration transferred and the purchase price relates to $5.5 million of charges primarily related to stock-based compensation recognized in the postcombination period ended December 31, 2009.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

December 16, 2009
(in thousands)
Cash	$5,079
Investments	2,657
IPR&D	194,000
Deferred tax assets	9,257
Goodwill	63,020
Other assets acquired	77
Total assets acquired	274,090
Deferred tax liabilities	(75,201)
Other liabilities assumed	(2,791)
Total liabilities assumed	(77,992)
Total net assets acquired	$196,098

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the acquired assets and liabilities. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

Of the identifiable assets acquired, $194.0 million are IPR&D assets relating to CXA-201. The fair value of the acquired IPR&D was determined using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of CXA-201 indications, which are currently expected to be certain forms of pneumonia, cUTI and complicated intra-abdominal infections, or cIAI. IPR&D assets relating to CXA-201 had an estimated fair value of $174.0 million for the pneumonia indication and an estimated fair value of $20.0 million for the cUTI and cIAI indications.

The contingent consideration relates to amounts payable to Calixa’s former shareholders upon the achievement of certain development, regulatory and sales milestones for CXA-201 indications. The undiscounted amounts Cubist could pay range from zero to $310.0 million. The estimated fair values of $103.1 million as of March 31, 2010, and $101.6 million as of the date of the acquisition and December 31, 2009, were determined based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement within the fair value hierarchy. See Note E., “Fair Value Measurements,” for a further discussion of fair value. The change in the fair value of contingent consideration for the three months ended March 31, 2010, relates to the time value of money and is recognized within the consolidated statement of income.

D.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance at March 31, 2010:
Bank deposits	$35,507	$—	$(7)	$35,500
U.S. treasury securities	81,315	64	(2)	81,377
Federal agencies	60,402	23	(40)	60,385
Corporate notes	141,505	81	(137)	141,449
Auction rate securities	18,290	9,276	—	27,566
Total	$337,019	$9,444	$(186)	$346,277

Balance at December 31, 2009:
Bank deposits	$45,511	$56	$(4)	$45,563
U.S. treasury securities	96,676	7	(106)	96,577
Federal agencies	61,657	16	(43)	61,630
Corporate notes	92,460	2	(179)	92,283
Auction rate securities	18,290	7,568	—	25,858
Total	$314,594	$7,649	$(332)	$321,911

The auction rate securities are private placement, synthetic collateralized debt obligations of $58.1 million in original cost. While the auction rate securities do not contractually mature until 2017, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities are classified as long-term investments as of March 31, 2010 and December 31, 2009, as they are no longer considered liquid.

On April 1, 2009, the Company adopted accounting guidance that established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, the Company recorded a cumulative effect adjustment, resulting in a reclassification of $8.8 million of non-credit losses related to previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive income (loss). The non-credit loss was calculated as the difference between the $49.2 million impairment charge recognized in the fourth quarter of 2008 and the $40.4 million of estimated credit losses as of the adoption date. The determination of the bifurcation of impairment between credit and non-credit losses is highly judgmental, and changes in certain estimates and assumptions, including those set forth above, could affect the amount and timing of loss realization.

The following table is a rollforward of other-than-temporary impairments within accumulated deficit as a result of the adoption of amendments to accounting guidance (in thousands):

Credit losses remaining in accumulated deficit as of December 31, 2009:	$39,810
Accretion of credit loss impairments previously recognized, due to an increase in cash flows expected to be collected	(257)
Credit losses remaining in accumulated deficit as of March 31, 2010:	$39,553

Refer to Note E., “Fair Value Measurements,” for a discussion of fair value.

E.              FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s financial assets and liabilities carried at fair value as of March 31, 2010 and December 31, 2009, are classified in the table below in one of the three categories described above:

	March 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$34,382	$—	$—	$34,382
Bank deposits	—	35,500	—	35,500
U.S. treasury securities	81,377	—	—	81,377
Federal agencies	60,385	—	—	60,385
Corporate notes	—	141,449	—	141,449
Auction rate securities	—	—	27,566	27,566
Total assets	$176,144	$176,949	$27,566	$380,659
Liabilities
Contingent consideration	$—	$—	$103,108	$103,108
Total liabilities	$—	$—	$103,108	$103,108

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$66,329	$—	$—	$66,329
Bank deposits	—	45,563	—	45,563
U.S. treasury securities	96,577	—	—	96,577
Federal agencies	61,630	—	—	61,630
Corporate notes	—	92,283	—	92,283
Auction rate securities	—	—	25,858	25,858
Total assets	$224,536	$137,846	$25,858	$388,240
Liabilities
Contingent consideration	$—	$—	$101,600	$101,600
Total liabilities	$—	$—	$101,600	$101,600

Marketable Securities

The Company classifies a significant portion of its marketable securities as Level 2 under the fair value hierarchy. These assets have been valued by a third party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources. The fair value hierarchy level is determined by asset class based on the lowest level of significant input. To conform prior year figures to current year presentation, $57.2 million of corporate notes have been reclassified from Level 1 to Level 2 as of December 31, 2009.

The table below provides a reconciliation of fair value for which the Company used Level 3 inputs as of March 31, 2010 and December 31, 2009:

	Auction Rate Securities	Contingent Consideration
	(in thousands)

Balance at December 31, 2009	$25,858	$(101,600)
Total realized and unrealized gains (losses):
Included in net income	257	—
Included in comprehensive income (loss)	1,451	—
Contingent consideration expense	—	(1,508)
Balance at March 31, 2010	$27,566	$(103,108)

Auction Rate Securities

Due to the fact that there is a limited market for the Company’s auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates. Given the complex structure of the auction rate securities, the Company engaged Houlihan Smith & Company Inc., or Houlihan Smith, to assist it with its valuation. The Company used both the third party valuation model from Houlihan Smith and market bids received from Deutsche Bank AG, or DB, and Morgan Stanley to estimate the fair value for these securities. The Company weighted the valuation model equally with the market bid sources when developing the final fair value, given the Company’s determination that both the valuation model and bids data points have equal relevance in estimating fair value.

The first data point used, Houlihan Smith’s valuation model and the resulting fair value assessment, incorporates the structure of each auction rate security, the 125-entity reference pool of credit default swaps, or CDS, spreads per reference entity, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. Houlihan Smith’s valuation model considers various components of risk, including market-based bond and CDS pricing and a corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. The model incorporates market data and CDS prices as of March 31, 2010. The Houlihan Smith valuation model includes recovery rate assumptions as of March 31, 2010, between 20% and 30%. The CDS spreads on the underlying reference entities as of March 31, 2010, ranged from 18 to 1,447 basis points. Cubist’s validation of the fair value of Houlihan Smith’s valuation model included a review of various assumptions, including, but not limited to, bond default rates, bond recovery rates, credit ratings, cash flow streams and discount rates.

The second data point used to calculate fair value is actual market bids from DB and Morgan Stanley. The Company does not have access to details regarding any auction rate securities being traded at these prices but considers the market bids received from DB and Morgan Stanley as relevant data points, given their role as brokers trading these types of securities.

Consistent with the Company’s investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. The current Standard & Poor’s credit ratings for these auction rate securities range from CCC to CCC-, and the Fitch Ratings for these auction rate securities now range from BBB to B. There were no rating agency ratings changes during the three months ended March 31, 2010. The underlying risk components of the auction rate securities include pools of CDS, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to CC. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities as of March 31, 2010.

The fair value of the auction rate securities increased during the three months ended March 31, 2010, primarily as a result of lower projected default rates in Houlihan Smith’s valuation model, lower CDS spreads, as well as higher market bids from both DB and Morgan Stanley, reflecting improvement in the financial market conditions. The Company believes that the credit ratings for the auction rate securities reflect their long-term outlook and credit profile, whereas fair value is reflected by the factors described above. The increase in the estimated fair value of the auction rate securities $1.7 million is included in other comprehensive income (loss) for the three months ended March 31, 2010.

The Company will continue to monitor the auction rate securities and the financial markets, and if there is deterioration of the fair value of these securities, it could result in other-than-temporary impairment charges.

Contingent Consideration

Contingent consideration relates to potential amounts payable by the Company to the former shareholders of Calixa upon the achievement of certain development, regulatory and sales milestones for CXA-101, and other products incorporating CXA-101, in connection with the Company’s acquisition of Calixa. As of March 31, 2010 and December 31, 2009, the fair value of the contingent consideration was estimated to be $103.1 million and $101.6 million, respectively, and was determined based on a probability-weighted income approach. This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are achieved, as well as a discount rate of 5.25%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company will assess these estimates on an on-going basis as additional data impacting the assumptions is obtained. The change in the fair value of contingent consideration for the three months ended March 31, 2010, relates to the time value of money and is recognized within the consolidated statement of income. There were no significant changes in probabilities during the three months ended March 31, 2010.

F.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,	December 31,
	2010	2009
	(in thousands)

Building	$56,597	$56,597
Leasehold improvements	15,815	14,626
Laboratory equipment	25,341	24,672
Furniture and fixtures	2,128	2,108
Computer equipment	17,809	16,998
Construction in progress	1,868	1,376
	119,558	116,377
Less accumulated depreciation	(50,000)	(47,995)
Property and equipment, net	$69,558	$68,382

Depreciation expense was $2.0 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively.

G.            GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill as of March 31, 2010, and changes during the three months then ended is as follows:

(in thousands)
Balance at December 31, 2009	$63,020
Additions	—
Balance at March 31, 2010	$63,020

Goodwill has been assigned to the Company’s only reporting unit. See Note L., “Segment Information,” for additional information.

Other intangible assets consisted of the following at:

	March 31,	December 31,
	2010	2009
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	2,500	2,500
Acquired technology rights	28,500	28,500
Intellectual property and processes and other intangibles	5,388	5,388
	39,015	39,015
Less: accumulated amortization — patents	(2,260)	(2,245)
accumulated amortization — manufacturing rights	(2,187)	(2,083)
accumulated amortization — acquired technology rights	(13,140)	(12,525)
accumulated amortization — intellectual property	(5,379)	(5,379)
Intangible assets, net	$16,049	$16,783

Amortization expense was $0.7 million for the three months ended March 31, 2010 and 2009. The estimated aggregate amortization of intangible assets as of March 31, 2010, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2010	$2,203
2011	2,521
2012	2,521
2013	2,521
2014	2,521
2015 and thereafter	3,762
$16,049

H.            DEBT

2.25% Notes

Cubist’s outstanding debt consists of $300.0 million aggregate principal amount of 2.25% convertible subordinated notes, or the 2.25% Notes. In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15 and December 15. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock exceeds the conversion price for a period of time as defined in the agreement governing the 2.25% Notes.

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases were funded out of the Company’s working capital and reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. As of March 31, 2010, the “if converted value” does not exceed the principal amount of the 2.25% Notes. The fair value of the 2.25% Notes was estimated to be $298.7 million as of March 31, 2010, and was determined using quoted market rates.

The Company accounts for the 2.25% Notes following the provisions of accounting guidance for debt with conversion and other options. Following this guidance, Cubist separately accounts for the liability and equity components of the 2.25% Notes ($236.4 million and $113.6 million, respectively, as of the date of issuance of the 2.25% Notes) in a manner that reflects the Company’s non-convertible debt borrowing rate of similar debt. The equity component of $113.6 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability at the date of issuance. This debt discount is amortized to the consolidated statement of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. The net equity component recorded as additional paid-in capital was $66.0 million as of the date of issuance, which is net of deferred taxes of $44.0 million and debt issuance costs reclassified to additional paid-in capital of $3.6 million.

The table below summarizes the carrying amounts of the liability component of the 2.25% Notes as of March 31, 2010, and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)

Total debt outstanding at the end of the period	$300,000	$300,000
Unamortized discount	(51,141)	(54,614)
Net carrying amount of the liability component	$248,859	$245,386

The net carrying value of the equity component of the 2.25% Notes as of March 31, 2010, and December 31, 2009, was $57.5 million.

The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. The effective interest rate on the liability component is 8.37%. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the consolidated balance sheet and are amortized to interest expense ratably over the life of the 2.25% Notes. The costs associated with the equity component are included in additional paid-in capital and are not amortized. The table below summarizes the interest expense the Company incurred for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
	(in thousands)

Contractual interest coupon payment	$1,688	$1,688
Amortization of discount on debt	3,473	3,195
Amortization of the liability component of the debt issuance costs	225	225
Total interest expense	$5,386	$5,108

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, Cubist may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of March 31, 2010 or December 31, 2009.

I.                 ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2010	2009
	(in thousands)
Accrued incentive compensation	$1,661	$4,823
Accrued bonus	2,685	8,913
Accrued benefit costs	4,616	4,047
Accrued clinical trials	5,907	7,858
Accrued manufacturing costs	5,101	1,853
Accrued royalty	20,068	44,390
Other accrued costs	14,125	13,587
Total	$54,163	$85,471

J.              INVENTORY

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a FIFO basis. The Company analyzes its inventory levels quarterly, and writes down to cost of product revenues inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at:

	March 31,	December 31,
	2010	2009
	(in thousands)
Raw materials	$10,415	$9,351
Work in process	8,802	7,818
Finished goods	6,215	8,328
	$25,432	$25,497

K.            EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 1993 Stock Option Plan, options to purchase 5,837,946 shares of common stock initially were available for grant to employees, directors, officers or consultants, prior to the plan’s expiration in 2003. The options were generally granted at fair market value on the grant date, vested ratably over a four-year period and expired ten years from the grant date. There are no shares available for future grant under this plan as it expired in accordance with its terms in 2003.

Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 EIP, 13,535,764 shares of common stock initially were or have become available for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under the 2000 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2000 EIP vest ratably on an annual basis over a four-year period. At March 31, 2010, there were 3,011,521 shares remaining available for grant under the 2000 EIP. Under its terms, awards under the 2000 EIP may only be granted until December 15, 2010.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 1,375,000 shares of common stock initially were or have become available for grant to members of the Company’s Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At March 31, 2010, there were 547,291 shares available for grant under this plan.

Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of  Stock-Based Compensation Expense

The effect of recording stock-based compensation in the consolidated statement of income for the three months ended March 31, 2010 and 2009, was as follows:

	Three months ended
	March 31,
	2010	2009
	(in thousands)

Stock-based compensation expense allocation:
Cost of product revenues	$78	$69
Research and development	1,088	963
Sales and marketing	983	926
General and administrative	1,626	1,052
Total stock-based compensation	3,775	3,010
Income tax effect	(1,514)	(1,017)
Stock-based compensation included in net income	$2,261	$1,993

Valuation Assumptions

The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method. The following weighted-average assumptions were used:

	Three months ended
	March 31,
	2010	2009
Stock option plans:
Expected stock price volatility	49%	49%
Risk free interest rate	2.4%	1.7%
Expected annual dividend yield per share	—	—
Expected life of options	4.5 years	4.4 years

General Option Information

A summary of option activity for the three months ended March 31, 2010, is as follows:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2009	8,966,083	$18.60
Granted	234,083	$21.33
Exercised	(156,256)	$12.77
Canceled	(50,112)	$27.10
Outstanding at March 31, 2010	8,993,798	$18.72

Vested and exercisable at March 31, 2010	6,158,384	$18.56

Weighted average grant-date fair value of options granted during the period		$9.14

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

L.             SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Approximately 95% of the Company’s revenues are currently generated within the U.S.

M.          INCOME TAXES

The following table summarizes the Company’s effective tax rates and income tax provisions for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(in thousands, except percentages)

Effective tax rate	36.2%	33.8%
Provision for income taxes	$11,591	$3,979

The effective tax rates of 36.2% and 33.8% for the three months ended March 31, 2010 and 2009, respectively, differ from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes, offset by (i) the impact of state research and development, or R&D, credits and the impact of contingent consideration expense in 2010, and (ii) the impact of federal and state R&D credits in 2009.

The difference between the effective tax rate of 36.2% for the three months ended March 31, 2010, and the forecasted annual effective tax rate of 40.1% is the result of recording discrete items primarily related to state R&D and investment tax credits. At December 31, 2009, the Company had federal and state net operating loss, or NOL, carryforwards of $102.5 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $47.6 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since the Company expects to realize the tax benefits attributable to these NOLs during 2010, it has credited the federal and state tax benefits of these NOLs in the amount of $17.0 million to additional paid-in capital during the three months ended March 31, 2010.

N.            LEGAL PROCEEDINGS

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva notifying Cubist that Teva has submitted an Abbreviated New Drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also scheduled a claims construction hearing (a.k.a. Markman hearing) for June 2, 2010, and has indicated that summary judgment motions will not be permitted in this lawsuit.

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

•                 the continuation or termination of our collaborations and our other significant agreements and our ability to establish and maintain successful manufacturing, supply, sales and marketing, distribution and development collaborations and other arrangements;

•                 our expected efforts to evaluate product candidates and build our pipeline;

•                 the liquidity and credit risk of securities, particularly auction rate securities, that we hold as investments;

•                 our expectations regarding our agreement with AstraZeneca Pharmaceuticals LP, or AstraZeneca, for the promotion of MERREM® I.V. (meropenem for injection) in the U.S.;

•                 the impact of new accounting pronouncements;

•                 our future capital requirements and capital expenditures and our ability to finance our operations, debt obligations and capital requirements; and

•                 our expectations regarding the impact of ordinary course legal proceedings.

Many factors could cause our actual results to differ materially from these forward-looking statements. These factors include the following:

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

•                 our ability to successfully work with AstraZeneca with respect to promoting and supporting MERREM I.V. in the U.S. and similar market and competitive factors with respect to MERREM I.V. in the U.S. as those described above with respect to CUBICIN;

•                 the effect that the results of ongoing or future clinical trials of CUBICIN may have on its acceptance in the medical community;

•                 the impact of the results of ongoing or future trials for drug candidates that we are currently developing or may develop in the future;

•                 the impact of the results of ongoing or future trials for drug candidates that we are currently developing that are being or will be conducted by our collaborators and others for indications that we do not have rights to but which are of relevance to our developmental activities;

•                 whether our partners will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in countries where it is not yet approved;

•                 the ability of our third party manufacturers, including our single source provider of CUBICIN API, to manufacture sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and to do so at an acceptable cost;

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

•                  our ability to integrate successfully the operations of any business that we may acquire, including our recent acquisition of Calixa Therapeutics Inc., or Calixa, and the potential impact of any future acquisition on our financial results;

•                  whether the FDA accepts proposed clinical trial protocols in a timely manner for additional studies of CUBICIN and our drug candidates as well as our ability to conduct successful clinical trials in a timely manner;

•                  the impact of recently enacted and any future healthcare reform legislation in the U.S.;

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

•                  our ability to protect our proprietary technologies; and

•                  a variety of risks common to our industry, including healthcare reform in jurisdictions outside the U.S. where our products are sold, which may negatively impact our business, ongoing regulatory review, public and investment community perception of the biopharmaceutical industry, statutory or regulatory changes including with respect to federal and state taxation, and our ability to attract and retain talented employees.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, of our product pipeline and our performance during the three months ended March 31, 2010.

•                  Results of Operations: This section provides a review of our results of operations for the three months ended March 31, 2010 and 2009.

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

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products are used primarily in hospitals but also may be used in acute care settings, including home infusion and hospital outpatient clinics.

We had a total of $506.1 million in cash, cash equivalents and investments as of March 31, 2010, as compared to $496.2 million in cash, cash equivalents and investments as of December 31, 2009. Our net income for the three months ended March 31, 2010, was $20.4 million, or $0.35 and $0.34 per basic and diluted share, respectively. Our net income for the three months ended March 31, 2009, was $7.8 million, or $0.14 and $0.13 per basic and diluted share, respectively. As of March 31, 2010, we had an accumulated deficit of $218.5 million.

CUBICIN. We currently derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003. We currently commercialize CUBICIN on our own in the U.S. and have established distribution agreements with other companies for commercialization of CUBICIN in all countries outside the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against certain Gram-positive organisms, including methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

Our net product revenues from worldwide product sales of CUBICIN for the three months ended March 31, 2010, were $141.6 million, as compared to $114.6 million for the three months ended March 31, 2009. We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large and growing market, and price increases we and our international partners may implement. Continuing to grow CUBICIN revenues in the U.S. is, to a large extent, dependent upon:

•                  our ability to compete successfully with the products of current and future competitors;

•                  the growth of the market for CUBICIN;

•                  our ability to secure sufficient quantities of CUBICIN to meet demand and, in particular, to work with the manufacturer of our CUBICIN API to complete the expansion of capacity at the facility at which it manufactures CUBICIN API, including the receipt of any required regulatory approvals, on a timely basis;

•                  our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN;

•                  continuing to have CUBICIN reimbursed by third party payers at adequate levels, and maintaining reimbursement and rebate levels under federal government programs at levels that are similar to the levels established by recent healthcare reform; and

•                  that future healthcare reform does not include additional discount or rebate programs that impact CUBICIN, such as the expansion of the Public Health Service 340B discount program into the outpatient (non-hospital) setting.

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

MERREM I.V. In July 2008, we entered into an exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., an established (carbapenem class) I.V. antibiotic. Under the agreement, we promote and support MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca provides marketing and commercial support for MERREM I.V. We recognize revenues from this agreement as service revenues. Given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., we and AstraZeneca entered into an amendment to the agreement in December 2009. The amendment established a six-month from January to June 2010  and baseline sales amount for this period with a six-month baseline payment of up to $9.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six-month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. Under the amendment, the agreement with AstraZeneca will now terminate after this six-month period. If actual U.S. sales fall short of the baseline sales amount, the amendment provides stepped down payments, subject to a minimum payment of $4.0 million. The amendment also provides for the possibility that we will market MERREM I.V. during the final six months of 2010 if we and AstraZeneca mutually agree that the agreement should continue on mutually acceptable terms. We cannot assure you that we will be able to reach an agreement with AstraZeneca to promote MERREM I.V. after June 30, 2010. Service revenues for the three months ended March 31, 2010, were $2.0 million.

For 2009, the agreement established a baseline annual payment by AstraZeneca to us of $20.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the year based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. For 2009, we could also have earned a percentage of the gross profit on sales exceeding the annual baseline sales amount. The payments for any such sales over the baseline amount would have been recognized in the quarter in which AstraZeneca provided us with its annual sales report. Service revenues of $6.1 million for the three months ended March 31, 2009, include a $4.6 million payment received in 2009 for exceeding the 2008 annual baseline sales amount. The 2009 actual U.S. sales were below the established annual baseline sales amount. As such we did not receive a gross profit percentage payment for 2009 sales in the first quarter of 2010.

Product Pipeline. Cubist continues to build a pipeline of acute care therapies through licensing and collaboration agreements, as well as by progressing into clinical development compounds that we have developed internally.

CXA-201.  In December 2009, we acquired Calixa, and with it rights to CXA-201, Calixa’s lead compound, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas Pharma, Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. CXA-101 is currently in Phase 2 clinical trials for complicated urinary tract infections, or cUTI. We obtained Calixa’s rights to develop and commercialize the lead compound, CXA-201, and other products that incorporate CXA-101. Under a license agreement with

Astellas, we have the exclusive rights to develop, manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle East territories. CXA-201 is being developed as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug resistant, or MDR, Pseudomonas aeruginosa, or P. aeruginosa. Pan-resistant P. aeruginosa—resistant in vitro to all groups of antibiotics—is a major cause of opportunistic infections among immunocompromised patients. We anticipate advancing the clinical program for cUTI and complicated intra-abdominal infections, or cIAI, in the first half of 2010. The next study in the cUTI program would take into consideration the results of the ongoing cUTI trial with CXA-101. In addition, a Phase 2 trial of CXA-201 for cIAI is expected to begin in the first half of 2010. In the second half of 2010, we also expect to begin lung pharmacokinetic studies of CXA-201 for hospital acquired pneumonia and ventilator associated pneumonia.

CB-182,804 and CB-183-315. CB-182,804 is in Phase 1 clinical trials for the treatment of MDR Gram-negative infections. CB-182,804 is a novel, proprietary, I.V. administered Gram-negative antibiotic that has demonstrated in vitro efficacy and rapid bactericidal activity against the key MDR Gram-negative pathogens, including P. aeruginosa, E. coli, K. pnuemoniae, and A. baumannii. In animal models, CB-182,804 was shown to be effective against lung, kidney, bloodstream and thigh infections against all MDR Gram-negative strains tested. CB-183,315 is in Phase 2 clinical trials for the treatment of Clostridium difficile-associated diarrhea, or CDAD. We initiated the Phase 2 trial in April 2010. CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD.

ALN-RSV. In January 2009, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam’s RNA interference, or RNAi, therapeutics as potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need, particularly in children. The agreement was amended in November 2009 to carve ALN-RSV01, which is in Phase 2 clinical trials, out of the collaboration, subject to our rights to opt-in to development after Alnylam completes a Phase 2b study of ALN-RSV01 for the treatment of RSV infection in adult lung transplant patients. We have a pre-Investigational New Drug application, or IND, program underway in novel treatments for RSV infections in children using Alnylam’s RNAi technology.

CB-500,929.  In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization of the I.V. formulation of Dyax’s ecallantide compound for the prevention of blood loss during surgery in North America and Europe. In March 2010, we decided to end the development of CB-500,929 after reviewing top line efficacy and safety data from the CB-500,929 Phase 2 CONSERV™ 1 and CONSERV 2 trials, which we began in March 2009 and July 2009, respectively. Given this decision, we intend to terminate our 2008 agreement with Dyax in accordance with the terms of the agreement.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

The following table sets forth revenues for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009	% Change
	(in millions)
U.S. product revenues, net	$135.3	$112.4	20%
International product revenues	6.4	2.2	188%
Service revenues	2.0	6.1	-67%
Other revenues	0.4	0.4	0%
Total revenues, net	$144.1	$121.1	19%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $141.6 million in the three months ended March 31, 2010, and $114.6 million in the three months ended March 31, 2009, an increase of $27.0 million, or 24%. Gross U.S. revenues from sales of CUBICIN totaled $146.9 million and $120.9 million for the three months ended March 31, 2010 and 2009, respectively. The $26.0 million increase in gross U.S. revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $16.4 million, as well as a 7.0% price increase for CUBICIN in June 2009, which resulted in $9.6 million of additional gross U.S. product revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $11.6 million and $8.5 million, for the three months ended March 31, 2010 and 2009, respectively, an increase of $3.1 million or 36%. The increase in allowances against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, and the price increases described above, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by U.S. healthcare reform legislation that was enacted in March 2010. As a result of the U.S. healthcare reform legislation, provisions for Medicaid rebates are expected to increase at a greater rate than in prior periods. International product revenues of $6.4 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis AG, or Novartis, our EU partner for CUBICIN.

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

Service Revenues

Service revenues for the three months ended March 31, 2010 and 2009, were $2.0 million and $6.1 million, respectively, and relate to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., which is described further in the Overview section of this MD&A. The service revenues for the three months ended March 31, 2009, include a $4.6 million payment reflecting the percentage of gross profit that we received in the first quarter of 2009 for sales in 2008 exceeding the 2008 baseline sales amount.  2009 U.S. sales of MERREM I.V. did not exceed the established annual sales amount. As such, we did not receive a gross profit percentage payment for 2009 sales in the first quarter of 2010.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009	% Change
	(in millions)
Cost of product revenues	$31.8	$24.4	30%
Research and development	38.9	50.5	-23%
Contingent consideration	1.5	—	N/A
Sales and marketing	19.8	19.5	2%
General and administrative	14.7	10.9	35%
Total costs and expenses	$106.7	$105.3	1%

Cost of Product Revenues

Cost of product revenues were $31.8 million and $24.4 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $7.4 million, or 30%. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly & Co., or Eli Lilly, costs to manufacture, test, store and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin for the three months ended March 31, 2010, was 78% as compared to 79% for the three months ended March 31, 2009. The increase in our cost of product revenues of $7.4 million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is attributable to the increase of sales of CUBICIN in the U.S. and internationally, as reported by our international partners. We expect our gross margin percentage in 2010 to be similar to our gross margin percentage in 2009.

Research and Development Expense

Total research and development expense was $38.9 million in the three months ended March 31, 2010, as compared to $50.5 million in the three months ended March 31, 2009, a decrease of $11.7 million, or 23%. The decrease in research and development expenses was due primarily to a $20.0 million upfront payment made to Alnylam in the three months ended March 31, 2009, and no similar payment made in the three months ended March 31, 2010. This decrease was partially offset by increases of (i) $2.9 million in process development expenses related to our clinical stage compounds, including the CXA program, which was not in our pipeline during the three months ended March 31, 2009; (ii) $2.7 million in employee-related expenses due to an increase in headcount needed to support the increased research and development efforts; and (iii) $1.8 million in clinical trial expenses resulting from the increase in the number of ongoing clinical studies underway.

We expect a modest increase in research and development expenses in 2010 as compared to 2009 resulting from shifts in our various research and development investment activities. While expense relating to upfront and milestone payments is expected to be less than 2009, expenses related to process and development activity to develop our commercial and development stage compounds are expected to increase.

Contingent Consideration Expense

Contingent consideration expense was $1.5 million in the three months ended March 31, 2010. This expense is due to the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former shareholders. The change in fair value of $1.5 million for the three months ended March 31, 2010, relates to the time value of money.

Sales and Marketing Expense

Sales and marketing expense in the three months ended March 31, 2010, was $19.8 million, as compared to $19.5 million in the three months ended March 31, 2009, an increase of $0.3 million, or 2%. Sales and marketing expenses are expected to increase in 2010 as compared to 2009 reflecting the cost associated with a series of pilot sales and marketing programs supported by a modest increase in the sales staff.

General and Administrative Expense

General and administrative expense was $14.7 million in the three months ended March 31, 2010, as compared to $10.9 million in the three months ended March 31, 2009, an increase of $3.8 million, or 35%. This increase is primarily due to an increase of $2.1 million in employee-related expenses, as well as an increase of $1.0 million in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates.

We expect general and administrative expense in 2010 to increase as compared to 2009 primarily due to (i) an increase in salaries, benefits and employee-related expenses due to additional headcount hired throughout 2009 and planned new hires during 2010; (ii) an increase in stock-based compensation expense in 2010; and (iii) the first full year of fees and expenses related to the patent infringement litigation with Teva.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009	% Change
	(in millions)
Interest income	$1.3	$1.1	18%
Interest expense	(5.4)	(5.1)	5%
Other income (expense)	(1.2)	—	N/A
Total other income (expense), net	$(5.3)	$(4.0)	32%

Interest Income

Interest income in the three months ended March 31, 2010, was $1.3 million as compared to $1.1 million in the three months ended March 31, 2009, an increase of $0.2 million, or 18%. The increase in interest income is due primarily to a higher average cash and cash equivalents balance in 2010 than in 2009, offset by lower rates of return in 2010 than in 2009.

Interest Expense

Interest expense in the three months ended March 31, 2010, was $5.4 million as compared to $5.1 million in the three months ended March 31, 2009, an increase of $0.3 million, or 5%. The table below summarizes our interest expense for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	(in millions)
Contractual interest coupon payment	$1.7	$1.7
Amortization of debt discount	3.5	3.2
Amortization of the liability component of the debt issuance costs	0.2	0.2
Total interest expense	$5.4	$5.1

Other Income (Expense)

Other income (expense) was $1.2 million for the three months ended March 31, 2010, as compared to zero for the three months ended March 31, 2009. Other income (expense) for the three months ended March 31, 2010, primarily consists of foreign exchange losses for certain available-for-sale investments denominated in Euros which are re-measured at the end of each period.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(in millions, except percentages)
Effective tax rate	36.2%	33.8%
Provision for income taxes	$11.6	$4.0

The effective tax rates of 36.2% and 33.8% for the three months ended March 31, 2010 and 2009, respectively, differ from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes, offset by (i) the impact of state research and development, or R&D, credits and the impact of contingent consideration expense in 2010, and (ii) the impact of federal and state R&D credits in 2009. The increase in the effective tax rate for March 31, 2010, compared to March 31, 2009, is partially related to the Company not recording a benefit for the 2010 federal R&D credit as it has not yet been extended by the U.S. government.

We expect our full-year 2010 effective tax rate to be 40.1%. This rate does not consider the impact of a potential renewal of the U.S. federal R&D tax credit. The difference between the effective tax rate of 36.2% for the three months ended March 31, 2010, and the forecasted annual effective tax rate of 40.1% is the result of recording discrete items primarily related to state R&D and investment tax credits.

At December 31, 2009, we had federal and state net operating loss, or NOL, carryforwards of $102.5 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $47.6 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since we expect to realize the tax benefits attributable to these NOLs during 2010, we have credited the federal and state tax benefits of these NOLs in the amount of $17.0 million to additional paid-in capital during the three months ended March 31, 2010.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund our cash requirements through the following methods:

•                  sales of CUBICIN in the U.S.;

•                  payments from AstraZeneca for our promotion of MERREM I.V. in the U.S.;

•                  payments from our strategic collaborators and international CUBICIN partners, including payments related to product sales, license fees, royalty and milestone payments and sponsored research funding;

•                  equity and debt financings; and

•                  interest earned on invested capital.

As of March 31, 2010, we had an accumulated deficit of $218.5 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, investments in other product opportunities, our business development activities, the enforcement of our intellectual property rights, the possible construction and other expenses related to the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts, and for the funding of the current capacity expansion at the manufacturing facility of our CUBICIN API supplier to meet our current and expected future demand for CUBICIN API. Our total cash, cash equivalents and investments at March 31, 2010, was $506.1 million as compared to $496.2 million at December 31, 2009. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be constrained.

Operating Activities

Net cash flows used in operating activities are as follows:

	Three months ended March 31,
	2010	2009
	(in millions)
Net income	$20.4	$7.8
Non-cash adjustments, net	23.5	13.9
Change in working capital	(50.9)	(30.5)
Net cash flows used in operating activities	$(7.0)	$(8.8)

Net cash used in operating activities for the three months ended March 31, 2010, was $7.0 million, compared to $8.8 million for the three months ended March 31, 2009, a decrease of $1.8 million. This decrease in cash used in operations is related to an increase in net income after adjustments for non-cash charges, partially offset by an increase in cash used for working capital. The $9.6 million increase in non-cash charges primarily relates to increases in deferred income taxes. The $20.4 million increase in additional cash used in working capital is primarily related to a $9.5 million increase in royalty payments to Eli Lilly during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, and a $17.0 million reduction of income taxes payable during the three months ended March 31, 2010, resulting from the excess tax benefit of stock-based awards.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2010 and 2009, was $26.4 million and $4.5 million, respectively. Cash used in investing activities in the three months ended March 31, 2010, primarily consisted of the purchase of $180.6 million of investments, partially offset by proceeds of $156.4 million from our investments, as well as $2.3 million of purchases of property and equipment. Net cash used in investing activities in the three months ended March 31, 2009, included cash outflows of $2.5 million for purchases of property and equipment, as well as purchases of investments of $2.0 million. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 and 2009, was $19.9 million and $1.2 million, respectively. Net cash provided by financing activities in the three months ended March 31, 2010, included $2.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $17.0 million credit to additional paid-in capital relating to the excess tax benefit of stock-based awards. Net cash provided by financing activities for the three months ended March 31, 2009, consisted of $1.2 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

Auction Rate Securities

At March 31, 2010 and December 31, 2009, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair value. Due to repeated failed auctions since August 2007, we do not consider these securities to be liquid and have therefore classified them as long-term investments. A decline in the financial markets has impacted the fair value of our auction rate securities. As of March 31, 2010 and December 31, 2009, we estimate the fair value of the auction rate securities to be $27.6 million and $25.9 million, respectively. As of March 31, 2010, our investment in auction rate securities is our only financial asset measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents approximately 7% of the total financial assets measured at fair value. Additional information can be found in Note D., “Investments,” in the accompanying notes to condensed consolidated financial statements.

The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. The fair value of our auction rate securities increased by $1.7 million during the three months ended March 31, 2010, primarily due to improved financial market conditions. We will continue to monitor the securities and the financial markets, and if there is deterioration in the fair value of these securities, individually or in the aggregate, it could result in other-than-temporary impairment charges.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of March 31, 2010, or December 31, 2009.

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

Business Agreements

Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. Additional information regarding our business agreements can be found in Note C., “Business Agreements,” in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contingent Consideration

If certain development, regulatory, or commercial milestones are achieved with respect to products incorporating CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former shareholders of Calixa. In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on the balance sheet at fair value. The total undiscounted potential milestone payments range from zero to $310.0 million. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor, was $103.1 million and $101.6 million as of March 31, 2010, and December 31, 2009, respectively. As of March 31, 2010, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. The fair value of contingent consideration is required to be reassessed at each reporting period, with changes in fair value reflected in the consolidated statement of income. Additional information can be found in Note C., “Business Combinations,” in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; inventories; clinical research costs; investments; property and equipment and other intangible assets; income taxes; accounting for stock-based compensation and business combinations.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 26, 2010, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Form 10-K. For more information on our critical accounting policies, refer to our 2009 Form 10-K.

Recent Accounting Standards

Refer to Note B., “Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since December 31, 2009. For discussion of our market risk exposure, refer to “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.2 million on our fixed-rate investments. We estimate that a hypothetical adverse 100 basis point movement in our auction rate securities would result in no loss in fair value due to the fact that our investment return is based on a floating LIBOR rate. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

Our fixed rate 2.25% Notes are carried at cost, net of a debt discount, on our consolidated balance sheets. As of March 31, 2010, the fair value of the 2.25% Notes was estimated by us to be $298.7 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease by approximately $4.8 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the our internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon CUBICIN’s continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN is approved in the U.S. as a treatment for  cSSSI and S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other healthcare providers for its approved indications in the U.S. Further, CUBICIN faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies, including an inexpensive generic product and a recently approved drug, and may in the future compete with other drugs that are being reviewed for approval by the FDA or are under development, including late-stage development.

The degree of continued market acceptance of CUBICIN in the U.S., and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including those set forth below and the other CUBICIN- related risk factors described in this “Risk Factors” section:

•                  the favorable resolution of our patent infringement lawsuit against Teva and its affiliates in connection with the February 9, 2009, notification to us by Teva that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

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

•                  the level and scope of rebates and discounts that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the Public Health Service, or PHS, 340B/PHS drug pricing discount program;

•                  the continued growth of the overall market into which CUBICIN is sold;

•                  the ability to increase the opportunities for our sales force to provide clinical information to those physicians who treat patients for whom CUBICIN would be appropriate;

•                  maintaining the level of fees and discounts payable to distributors and wholesalers who distribute CUBICIN at the same or similar levels; and

•                  effects of the economic downturn in the U.S. and around the world, which could lower demand for CUBICIN due to, for example, pharmacists’, hospitals’, insurers’ and third-party payors’ attempts to minimize costs by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals.

We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Our sales force also promotes MERREM I.V. in the U.S. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, would impact our ability to sell and market CUBICIN and promote MERREM I.V.

As of March 31, 2010, CUBICIN had been approved or received an import license in more than 65 countries outside of the U.S. and is being marketed by our international partners in more than 30 of these countries, including countries in the EU. We cannot guarantee that our partners will be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN, particularly given our litigation with Teva, or our drug candidates and research technologies.

CUBICIN Patents/Teva Litigation.  The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is primarily dependent upon one product, CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing.

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

•                  the laws of foreign countries in which we market our drug products may afford little or no effective protection to our intellectual property, thereby easing our competitors’ ability to compete with us in such countries;

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

CUBICIN.  We do not have the capability to manufacture our own CUBICIN API or CUBICIN finished drug product. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes. ACSD is our sole provider of our commercial supply of CUBICIN API. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a safety stock of API in addition to what is stored at ACSD at the Integrated Commercialization Solutions, Inc., or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD is currently in the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase the production capacity. We are assisting in the planning for this project and sharing in the costs. Any unanticipated delays in this project may result in our inability to achieve supply of CUBICIN API in adequate quantities to meet demand and could have a material adverse effect on our results of operations and financial condition. In addition, any significant unanticipated additional costs of this project could have a material adverse effect on our results of operations and financial condition.

We contract with both Hospira Worldwide, Inc., or Hospira, and Oso BioPharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished drug product.

If Hospira, Oso, or, in particular, ACSD, experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials or supplies, if they have significant problems with their businesses, including lack of capacity, whether as a result of the constrained credit and financial markets or otherwise, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN. Any such supply interruptions could impair our ability to supply CUBICIN at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

Because the ACSD manufacturing facilities are located in Italy, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of API is of significant value. While in transit to the U.S., stored at ICS or in transit to our finished product manufacturers, our API could be lost or become adulterated. Depending on when in this process the API is lost or adulterated, we could experience significant interruptions in the supply of CUBICIN and our financial performance could be impacted. We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, particularly if any of such events took place in Italy where ACSD is located.

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

Other Products.  Under our agreement with AstraZeneca for MERREM I.V., we do not have the capability to manufacture and supply MERREM I.V. ourselves. Any interruption in supply of MERREM I.V. would likely cause us to fail to generate the revenues that we expect from our promotion of MERREM I.V. In addition, if the third party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, which is now a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. CUBICIN also faces competition from

VIBATIV™ (telavancin), which was approved by the FDA in September 2009 as a treatment for cSSSI and is co-marketed in the U.S. by Astellas Pharma US, Inc. and Theravance, Inc. In addition, CUBICIN may face competition in the U.S. from generic versions of CUBICIN if Teva’s ANDA is approved and/or another third party files an ANDA that is ultimately approved. Teva’s launch of a generic version of CUBICIN could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court), which is currently expected to expire in August 2011, has expired and Teva decides to launch prior to the district court decision. CUBICIN may also face competition in the future from drug candidates currently in clinical development, including drug candidates being developed as treatments for cSSSI for which NDAs have been filed. These include oritavancin, which is being developed by The Medicines Company, ceftaroline, which is being developed by Forest Laboratories, Inc., and ceftobiprole, which was being developed by a Johnson & Johnson company and now is in the process of being transferred back to Basilea Pharmaceutica Ltd.

MERREM I.V. faces competition in the U.S. from commercially available drugs such as Primaxin® I.V., marketed by Merck as well as Doribax®, marketed by Ortho-McNeil, a Johnson & Johnson company, and may face competition from generic versions of MERREM I.V. as the composition of matter patent for MERREM I.V. expires in June 2010. Primaxin I.V. has been a widely used and well known antibiotic for over 20 years, and generic Primaxin I.V. may be introduced in the U.S. shortly by Ranbaxy Laboratories Limited, or Ranbaxy, pursuant to its settlement agreement with Merck which allows Ranbaxy to launch its generic version after September 1, 2009.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical and sales personnel. In order to induce valuable employees to remain at Cubist, we have provided stock options and restricted stock units that vest over time. In the future, we expect to continue using stock options, restricted stock units or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We also have provided retention letters to our executive officers and certain other key employees. Despite our efforts to retain valuable employees, members of our management, scientific, medical and sales teams have in the past and may in the future terminate their employment with us. The failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results.

Our long-term strategy is dependent upon successfully discovering, obtaining, developing and commercializing drug candidates.

We have made significant investments in research and development and have recently increased our research and development workforce. However, except for CB-182,804 for which we initiated a Phase 1 clinical trial in February 2009, and CB-183,315, for which we initiated a Phase 2 clinical trial in April 2010, none of our internally-developed product candidates have reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-developed drug candidates or that there will be clinical benefits associated with CB-182,804, CB-183,315 or any other drug candidates that we do develop.

Except for CB-183,315, all of our other drug candidates, including CUBICIN, that have progressed to or beyond Phase 2 clinical trials were the result of in-licensing or acquiring patents, patent rights, product candidates and technologies from third parties. These types of activities represent a significant expense, as they generally require us to pay to other parties upfront payments, development and commercialization milestone payments and royalties on product sales. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs, as well as any resulting profits, with a third party.

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

If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates to gain approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. For example, in March 2010, we decided to stop development of our product candidate, CB-500,929 (ecallantide), due to the top line efficacy and safety data from the CONSERV Phase 2 trials. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we are currently developing would generate revenues for many years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited and could have a material adverse effect on our long term business, operating results and financial condition.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions, such as our recent acquisition of Calixa. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets continue to be constrained. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target or result in the accounting effect of the acquisition being different than what we had anticipated. We may also have to adjust certain aspects of the accounting for acquisitions, such as goodwill, in-process research and development, or IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

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

In 2006, the FDA refused to accept successfully completed non-inferiority studies as the basis of approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. The draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. In November 2008, the FDA’s Anti-Infective Drugs Advisory Committee, or AIDAC, considered non-inferiority margins for new antibiotics for cSSSIs. The AIDAC concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if major abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. The position of the AIDAC may or may not be applied by FDA in its review of applications of regulatory filings. In March 2010, the FDA issued draft guidance on the use of non-inferiority studies in all therapeutic areas. This draft guidance attempts to provide advice on when non-inferiority studies can be interpretable, how to choose the non-inferiority margin, how to analyze the results and other considerations relevant to the design of non-inferiority studies. Because the advice provided is generalized and open to interpretation and negotiation on a case-by-case basis, it is unclear whether the application of the draft guidance will make it more or less difficult to develop and/or obtain approval of antibiotics. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the U.S.

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

We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck subsidiary, to develop and commercialize CUBICIN outside the U.S., and we have collaborations with respect to MERREM I.V. and certain of our preclinical candidates, including ALN-RSV. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

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

•                 we may be dependent upon other collaborators to manufacture and supply drug product to us, as we are with AstraZeneca for MERREM I.V. and Alnylam for ALN-RSV02, in order to develop or commercialize the drug product that is the subject of the collaboration, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

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

•                 in situations, such as with ALN-RSV02, where we and our collaborator share decision-making power with respect to development of the product, we and our collaborator may not agree on decisions that could affect the development, regulatory approval, manufacture or commercial viability of the product;

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

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today’s tightened and fluctuating credit and financial markets. Such risks, including any additional write-downs of our auction rate securities or the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, additional impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, we have previously recorded an other-than-temporary impairment charge on our $58.1 million par value auction rate securities, which are currently recorded at their estimated fair value of $27.6 million. We will continue to monitor the credit and financial markets, and if there is continued deterioration, the fair value of our auction rate securities could decline further, resulting in additional other-than-temporary impairment charges.

We have incurred substantial losses in the past and may incur additional losses.

We have been profitable for eleven consecutive quarters before considering the retrospective application, on January 1, 2009, of the provisions of accounting guidance for convertible debt with conversion and other options. Despite our recent profitability, we may incur future operating losses related to the development of our other drug candidates or investments in other product opportunities or a negative outcome in the ANDA litigation with Teva. If we fail to maintain profitability, the market price of our common stock may decline.

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

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal and state net operating losses (NOLs).

We are subject to income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as “book tax”). These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other stock-based compensation, the accounting for business combinations, changes in tax laws and rates, the tax impact of recently enacted healthcare reform or future healthcare reform, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could affect our results of operations, including our net income, particularly once we utilize our remaining federal and state NOLs. The effect on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

Risks Related to Our Industry

Patent litigation or other intellectual property proceedings relating to our products or processes could result in liability for damages or stop our development and commercialization efforts.

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include the risks set forth elsewhere in this “Risk Factors” section and the following:

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

An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this “Risk Factors” section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, the uncertainty of the outcome of the Teva litigation, and developments in the Teva litigation that may be perceived to negatively impact our position in the litigation, may cause our stock price to decline. In addition, an adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and will likely have a material adverse effect on our results of operations and financial condition.

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

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN, or related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or provide an insufficient level of coverage and reimbursement, CUBICIN may be too costly for general use, and physicians may not prescribe it. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as Health Maintenance Organizations, or HMOs, are likely to have an effect on the successful commercialization of, and our ability to attract collaborative partners to invest in the development of, our drug products and drug candidates.

In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the following, impact the revenues that we derive from CUBICIN:

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

•                 The Medicare Part B payment rate to physicians and hospital outpatient departments for CUBICIN is set on a quarterly basis based upon the average sales price for previous quarters. Significant downward fluctuations in such reimbursement rate could negatively affect sales of CUBICIN. While hospital outpatient rates can change through regulatory or legislative action, the Medicare Part B payment methodology for physicians can only change through legislation.

•                 A portion of CUBICIN administered in outpatient settings is subject to reimbursement under the federal Medicare Part D prescription drug program. Recently-enacted legislation requires a number of changes to this program that will largely eliminate the patient coverage gap, which is sometimes referred to as “doughnut hole,” over a number of years beginning in 2011. One element of this initiative could create additional discount liability, beginning in 2011, by requiring that pharmaceutical manufacturers, such as Cubist, fund a 50% discount for prescriptions filled within the coverage gap.

•                 Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid under a fee-for-service benefit. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current average manufacturer price, or AMP, and best price for CUBICIN to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Recently-enacted legislation altered the Medicaid rebate amount formula in a manner that will increase our rebate liability starting in 2010, which may negatively impact CUBICIN revenues and revenues from other products that we may sell in the future. That legislation, upon enactment, also expanded the universe of Medicaid utilization subject to rebates to include utilization that occurs under a capitated benefit structure, which also may reduce our revenues. In addition, that legislation provides additional conditions, to be phased in between 2010 and 2014, under which individuals may qualify for the Medicaid program and its drug benefit; these changes could increase the number of individuals eligible for the Medicaid drug benefit. Expanded Medicaid eligibility could impact the portion of CUBICIN sales that are subject to Medicaid rebates and thus our revenues. Finally, that legislation also changes the definition of AMP effective October 2010, which may impact our Medicaid rebate liability and thus our revenues.

•                 The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the PHS, 340B/PHS drug pricing program. The 340B/PHS drug pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries. Recent legislation extends the discounts to new types of entities in 2010. In addition, recently-enacted legislation requires, beginning in 2014, substantial reductions to the special federal Medicare funding that hospitals with disproportionate share status receive; this reduced funding and the anticipation of it could cause such hospitals to re-evaluate their purchases of branded pharmaceuticals, including CUBICIN.

•                 We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies for federal funding to be made available to pay for any of our products under the Medicaid program and Medicare Part B and for our products to be eligible to be purchased by those federal agencies and certain federal grantees.

•                 Recently-enacted legislation requires pharmaceutical manufacturers, such as Cubist, to pay an excise fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the industry’s overall fee requirement, approximately $2.5 billion in 2011 and increasing in ensuing years, based on the dollar value of its sales to the statutory federal purchasing programs noted above. Cubist’s annual share of the fee will be difficult to project, as it will be determined not only by Cubist’s own sales to these programs, but also by similar sales by all other pharmaceutical companies.

In addition to these existing legislative and regulatory mandates, future legislation or regulatory actions altering these mandates or imposing new ones may have a significant effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, actions and proposals to control and reduce health care costs.

Third-party payors, including the U.S. government, are increasingly challenging the prices charged for and the cost-effectiveness of medical products, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, as well as the implementation of health care reform legislation, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform legislation, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

Furthermore, substantial uncertainty exists as to the reimbursement status of newly-approved health care products by third-party payors. We will not know what the reimbursement rates will be for our future drug products, if any, until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates for our products, they may not be commercially viable or our future revenues and gross margins may be adversely affected.

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

Research and Development.  Our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our drug candidates will demonstrate the quality, safety and efficacy necessary to obtain marketing approvals. In addition, drug candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials.

Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an IND to the FDA or a similar document to competent health authorities outside the U.S. The FDA and other countries’ authorities will allow us to begin clinical trials under an IND if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the data to support an IND. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND and therefore are unable to enter clinical trials. This has happened to us in the past and likely will again in the future.

Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g. Institutional Review Boards and Ethical Committees, or ECs) associated with the centers where the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of drug development. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. For example, in December 2009, we announced the early closing of enrollment of both Phase 2 trials of CB-500,929 subsequent to a recommendation from the Data Safety Monitoring Board to temporarily suspend enrollment in one of the trials, known as the CONSERV-2 trial, due to the observation of a statistically significant increase in mortality observed in the CB-500,929 arm of the trial relative to the comparator arm in that trial. In March 2010, we decided to stop development of CB-500,929 due to the top line efficacy and safety data from the CONSERV Phase 2 trials.

Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed or prematurely terminated, such as:

•                 unforeseen safety issues or findings of an unacceptable safety profile;

•                 findings of an unacceptable risk-benefit profile or findings of futility with respect to observing reasonable efficacy as a result of analyses conducted during the course or upon completion of ongoing clinical trials or other types of adverse events that occur in clinical trials that are disproportionate to statistical expectations;

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

•                 the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of ALN-RSV01 that may be conducted by Alnylam or Alnylam’s partner in Asia, Kyowa Hakko Kirin Co., Ltd., and clinical trials of CXA-101 or CXA-201 that may be conducted by Astellas;

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

•                 the failure of third-party clinical research organizations and other third-party service providers and independent clinical investigators that we have engaged to manage and conduct the trials with appropriate quality and in compliance with regulatory requirements to perform their oversight of the trials or to meet expected deadlines;

•                 the failure of our clinical investigational sites, and related facilities and the records kept at such sites, and clinical trial data to be in compliance with the FDA’s Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, EMEA, or EU Member State inspections of clinical trials;

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

Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards or standards developed by regulatory agencies in countries other than the U.S. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and could even affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN. Moreover, recent events, including complications experienced by patients taking FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs. In summary, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals. In addition, biotechnology stock prices have declined significantly in certain instances where companies have failed to obtain FDA approval of a drug candidate or if the timing of FDA approval is delayed. If the FDA’s or any foreign regulatory authority’s response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

Moreover, even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Even if our drug products are approved for marketing and commercialization, we will need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with gentamycin combination therapy in the treatment of S. aureus infective right-sided bacterial endocarditis. Our business could be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change related sections of the marketing label for CUBICIN.

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

Commercialization.  Our company, our drug products, the manufacturing facilities for our drug products and our promotion and marketing materials are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including good manufacturing practices, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product that we are developing or commercializing, further regulatory approval will be required.

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

Failure to comply with manufacturing and other post-approval state or federal U.S. law, or similar laws of other countries, including laws that prohibit certain payments to health care professionals and/or require reports with respect to the payments and marketing efforts with respect to health care professionals, or any regulations of the FDA and other regulatory agencies can, among other things, result in fines, increased compliance expense, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulations may have a negative effect on our operating results and financial condition.

Compliance/Fraud and Abuse.  We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect both their own programs and laws and guidance of the territories in which they are promoting the product. Compliance violations by our distibution partners could have a negative effect on the revenues that are generated from sales of CUBICIN in these countries. AstraZeneca has retained certain rights related to the commercialization of MERREM I.V., including pricing, distribution and contracting, and maintains a U.S. compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against AstraZeneca with respect to the commercialization of MERREM I.V. could have a significant impact on our ability to successfully promote MERREM I.V. and could cause us to become subject to a similar action as the one brought against AstraZeneca.

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

•                 economic weakness, including inflation, or political instability in particular foreign economies and markets; and

•                 actions by our licensees, distributors, manufacturers, clinical research organizations, other third parties who act on our behalf or with whom we do business in foreign countries, or our employees who are working abroad could subject us to investigation or prosecution under foreign or U.S. laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, or the anti-bribery or anti-corruption laws, regulations or rules of such foreign countries.

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

Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other health care providers. As a result of current global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, earnings and cash flow. In addition, we rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations and manufacturers, and third-party suppliers. Because of the recent tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

The way that we account for our operational and business activities is based on estimates and assumptions that may differ from actual results, and new accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, inventories, investments, impairment of long-lived assets including other intangible assets, goodwill, and IPR&D, accrued clinical research costs, income taxes, stock-based compensation, and product rebate and return accruals. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates under different assumptions or conditions or events occur which cause us to have to re-assess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

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

The trading price of our common stock has been, and is likely to continue to be volatile. Our stock price could be subject to downward fluctuations in response to a variety of factors, including those factors described elsewhere in this “Risk Factors” section and the following:

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

•                 new legislation, laws or regulatory decisions that are adverse to us or our products;

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

•                 our failure to adequately protect our confidential, electronically-stored, transmitted and communicated information; and

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

•                 our board of directors, or our Board, has the authority to issue, without a vote or action of stockholders, up to 5,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of our common stock;

•                 our directors are elected to staggered terms, which prevents our entire Board from being replaced in any single year; and

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

•                 perceived uncertainties as to our future direction may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•                 if individuals are elected to our Board with a specific agenda different from ours, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

ITEM 2.                                                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                 (REMOVED AND RESERVED)

ITEM 5.                                                 OTHER INFORMATION

None.

ITEM 6.                                                 EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1*                                           Amendment No. 3, dated January 1, 2010, to Processing Services Agreement between Oso BioPharmaceuticals Manufacturing, LLC (successor-in-interest to Cardinal Health PTS, LLC) and Cubist, dated August 11, 2004.

10.2*                                           Letter Agreement, dated February 19, 2010, amending Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACS Dobfar, S.p.A. and Cubist, dated September 30, 2001.

10.3**                                    Short-Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on February 24, 2010, File No. 000-21379).

23.1                                                  Consent of Houlihan Smith & Company Inc.

31.1                                                  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                                  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                                  Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                                  Certification pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested

** Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

April 29, 2010
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)