Form 10-Q
period 2010-06-30
CUBIST PHARMACEUTICALS INC
filed 2010-07-30
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 23, 2010: 58,986,463.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2010

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$156,551	$157,316
Short-term investments	312,573	161,686
Accounts receivable, net	61,756	57,827
Inventory	27,005	25,497
Deferred tax assets, net	8,622	33,387
Prepaid expenses and other current assets	33,027	14,316
Total current assets	599,534	450,029
Property and equipment, net	71,932	68,382
In-process research and development	194,000	194,000
Goodwill	63,020	63,020
Other intangible assets, net	15,314	16,783
Long-term investments	93,700	177,161
Other assets	10,235	8,300
Total assets	$1,047,735	$977,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,741	$18,660
Accrued liabilities	80,011	85,471
Short-term deferred revenue	2,220	2,078
Short-term contingent consideration	—	20,000
Total current liabilities	102,972	126,209
Long-term deferred revenue, net of short-term portion	18,615	18,813
Deferred tax liabilities, net	28,548	31,205
Contingent consideration, net of short-term portion	84,295	81,600
Long-term debt, net	252,406	245,386
Other long-term liabilities	3,719	3,819
Total liabilities	490,555	507,032
Commitments and contingencies (Notes C, H, M, N)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 58,854,222 and 57,978,174 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	59	58
Additional paid-in capital	740,512	702,248
Accumulated other comprehensive income	7,043	7,318
Accumulated deficit	(190,434)	(238,981)
Total stockholders’ equity	557,180	470,643
Total liabilities and stockholders’ equity	$1,047,735	$977,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
U.S. product revenues, net	$154,991	$126,101	$290,258	$238,520
International product revenues	6,612	2,743	12,974	4,949
Service revenues	6,500	1,500	8,500	7,550
Other revenues	435	435	870	870
Total revenues, net	168,538	130,779	312,602	251,889

Costs and expenses:
Cost of product revenues	36,419	28,184	68,178	52,558
Research and development	40,147	32,371	79,029	82,913
Contingent consideration	1,187	—	2,695	—
Sales and marketing	23,024	21,657	42,879	41,137
General and administrative	14,025	12,662	28,753	23,589
Total costs and expenses	114,802	94,874	221,534	200,197

Operating income	53,736	35,905	91,068	51,692

Other income (expense):
Interest income	1,317	920	2,587	1,994
Interest expense	(5,459)	(5,175)	(10,845)	(10,283)
Other income (expense)	(1,250)	(35)	(2,443)	(33)
Total other income (expense), net	(5,392)	(4,290)	(10,701)	(8,322)
Income before income taxes	48,344	31,615	80,367	43,370
Provision for income taxes	20,229	7,839	31,820	11,818
Net income	$28,115	$23,776	$48,547	$31,552

Basic net income per common share	$0.48	$0.41	$0.83	$0.55
Diluted net income per common share	$0.45	$0.40	$0.80	$0.54

Shares used in calculating:
Basic net income per common share	58,670,728	57,642,460	58,404,418	57,586,980
Diluted net income per common share	69,302,106	68,221,269	69,075,371	58,465,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$48,547	$31,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,577	5,734
Amortization and accretion of investments	2,892	—
Amortization of debt discount and debt issuance costs	7,470	6,908
Deferred income taxes	22,108	10,052
Foreign exchange loss	2,862	—
Stock-based compensation	7,911	6,485
Contingent consideration	2,695	—
Charge for company 401(k) common stock match	1,932	1,864
Changes in assets and liabilities:
Accounts receivable	(3,929)	(5,891)
Inventory	(1,571)	(4,432)
Prepaid expenses and other current assets	(18,711)	5,881
Other assets	(2,385)	46
Accounts payable and accrued liabilities	(4,713)	(3,831)
Deferred revenue and other long-term liabilities	(156)	2,406
Total adjustments	21,982	25,222
Net cash provided by operating activities	70,529	56,774
Cash flows from investing activities:
Purchases of property and equipment	(6,450)	(6,268)
Purchases of investments	(252,545)	(52,000)
Proceeds from investments	179,585	—
Net cash used in investing activities	(79,410)	(58,268)
Cash flows from financing activities:
Payment of contingent consideration	(20,000)	—
Issuance of common stock, net	9,708	1,758
Excess tax benefit on stock-based awards	18,903	—
Net cash provided by financing activities	8,611	1,758
Net (decrease) increase in cash and cash equivalents	(270)	264
Effect of changes in foreign exchange rates on cash balances	(495)	—
Cash and cash equivalents at beginning of period	157,316	409,023
Cash and cash equivalents at end of period	$156,551	$409,287
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,208	$811

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

A.            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

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

B.            ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s results of operations for the three and six months ended June 30, 2010, include the results of Calixa Therapeutics Inc., or Calixa, which Cubist acquired on December 16, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of: inventories; investments; impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; stock-based compensation; product rebate and return accruals; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from estimated amounts.

Fair Value Measurements

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts. Investments are considered available-for-sale as of June 30, 2010 and December 31, 2009, and are carried at fair value.

In connection with its acquisition of Calixa in December 2009, the Company recorded contingent consideration relating to potential amounts payable to Calixa’s former shareholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration is recognized at its estimated fair value of $84.3 million and $101.6 million as of June 30, 2010 and December 31, 2009, respectively, and was determined based on a probability-weighted income approach. During the three months ended June 30, 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for complicated urinary tract infections, or cUTI, and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to Calixa’s former shareholders.  The change in the fair value of contingent consideration for the three and six months ended June 30, 2010, relates to the time value of money, and is recognized within the condensed consolidated statements of income.  The contingent consideration liability balance at June 30, 2010, also reflects the $20.0 million milestone payment, which was made in June 2010. There were no significant changes in probabilities during the three and six months ended June 30, 2010.

In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. See Note E., “Fair Value Measurements,” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase.

Investments

Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Short-term investments include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities, as well as auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. The auction rate securities have an original cost of $58.1 million and an estimated fair value of $26.2 million and $25.9 million as of June 30, 2010 and December 31, 2009, respectively. Given the repeated failure of auctions for the auction rate securities, these investments are not considered liquid and have been classified as long-term investments as of June 30, 2010 and December 31, 2009.

In April 2009, Cubist adopted accounting guidance which established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Under this guidance, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security or it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis, the entire impairment is considered other-than-temporary and is recognized in other income (expense). Otherwise, the impairment is separated into an amount relating to the credit loss and an amount relating to all other factors, or non-credit loss. The other-than-temporary impairment relating to the credit loss is recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any non-credit loss is recognized, in certain circumstances, within equity as a separate component of accumulated other comprehensive income (loss). In estimating credit losses, the Company estimates the present value of expected cash flows for each auction rate security compared to the security’s amortized cost basis for the respective period. This process involves significant judgments and estimates specifically around projected default rates, recovery rates, interest rates and the timing of expected cash flows. In addition, the Company considers other available evidence, including trends in credit ratings and changes in financial market conditions. Significant increases in the present value of the cash flows expected to be collected are accreted to interest income using the effective interest method over the remaining maturities of the securities.

Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, except in certain circumstances such as unrealized credit losses related to an other-than-temporary impairment. Realized gains and losses, dividends, interest income, and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income. See Note D., “Investments,” for additional information.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held primarily with four financial institutions in the U.S. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per institution.

Cubist’s account receivables at June 30, 2010 and December 31, 2009, primarily represent amounts due to the Company from wholesalers, including Cardinal Health, Inc., Amerisource Bergen Drug Corporation and McKesson Corporation, as well as from Cubist’s international partners for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and six months ended June 30, 2010 and 2009, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2009.

	Percentage of total accounts receivable balance as of
	June 30,	December 31,
	2010	2009
Amerisource Bergen Drug Corporation	27%	29%
Cardinal Health, Inc.	24%	21%
McKesson Corporation	19%	17%

	Percentage of total revenues for the three months ended June 30,		Percentage of total revenues for the six months ended June 30,
	2010	2009	2010	2009
Amerisource Bergen Drug Corporation	25%	32%	26%	30%
Cardinal Health, Inc.	21%	28%	22%	28%
McKesson Corporation	17%	17%	17%	18%

Acquired In-process Research and Development

In accordance with the accounting guidance for business combinations, IPR&D acquired in a business combination is capitalized on the Company’s condensed consolidated balance sheet at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. IPR&D will be tested for impairment on an annual basis during Cubist’s fourth quarter, or earlier if an indicator of impairment is present, using a projected discounted cash flow model.

Goodwill and Other Intangible Assets

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Cubist evaluates goodwill for impairment on an annual basis during its fourth quarter, or more frequently if an indicator of impairment is present.

Cubist’s other intangible assets consist of acquired intellectual property, processes, patents and technology rights. These assets are amortized on a straight-line basis over their estimated useful life which range from four to 17 years. The fair values of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent’s remaining legal life or its useful life. Costs to obtain, maintain and defend the Company’s patents are expensed as incurred. The Company evaluates potential impairment of other intangible assets whenever events or circumstances indicate the carrying value may not be fully recoverable. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset.

Revenue Recognition

Cubist’s principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by Cubist’s international distribution partners and license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations. From July 2008 through June 2010, Cubist generated service revenues from its agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, for the promotion and support in the U.S. for MERREM® I.V. (meropenem for injection). The agreement expired in accordance with its terms at the end of June 2010.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees, administrative fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $4.5 million and $2.2 million at June 30, 2010 and December 31, 2009, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the product’s expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $5.8 million and $5.2 million at June 30, 2010 and December 31, 2009, respectively.

In the three months ended June 30, 2010 and 2009, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $17.2 million and $8.8 million, respectively. In the six months ended June 30, 2010 and 2009, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $28.8 million and $17.3 million, respectively.  The increase in the amount of the provisions that were offset against product revenues is due primarily to increases in Medicaid rebates, chargebacks and pricing discounts resulting from increased revenues from U.S. sales of CUBICIN, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by U.S. healthcare reform legislation that was enacted in March 2010.

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

Service Revenues

From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V. in the U.S. under the Company’s Commercial Services Agreement with AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The Company recognized the revenues from this agreement as service revenues. The Company and AstraZeneca entered into an amendment to the agreement in December 2009 which established a six month performance period from January to June 2010 and a baseline sales amount for this period, with a six month baseline payment from AstraZeneca to Cubist of $9.0 million, paid in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. Cubist recognized revenues related to this agreement over each performance period based on the minimum payment amount that it could have received under the agreement with AstraZeneca. Cubist assessed the amount of revenue it recognized at the end of each quarterly period to reflect its actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010. As a result of the sales level achieved during the performance period, Cubist recognized $6.5 million and $8.5 million of service revenue during the three and six months ended June 30, 2010, respectively.

Service revenues were $1.5 million and $7.6 million for the three and six months ended June 30, 2009, respectively, and consisted of $1.5 million and $3.0 million, respectively, of revenue related to the estimated minimum annual payment amount that Cubist could have received under the agreement with AstraZeneca. The six month period ended June 30, 2009, also included a $4.6 million payment reflecting the percentage of gross profit that Cubist received during the first quarter of 2009 for sales exceeding the 2008 annual baseline sales amount.

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

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income, basic	$28,115	$23,776	$48,547	$31,552
Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	987	1,109	1,993	—
Debt issuance costs, net of tax	132	148	265	—
Debt discount amortization, net of tax	2,075	2,144	4,146	—
Net income, diluted	$31,309	$27,177	$54,951	$31,552

Shares used in calculating basic net income per common share	58,670,728	57,642,460	58,404,418	57,586,980
Effect of dilutive securities:
Options to purchase shares of common stock and restricted stock units	881,948	829,379	921,523	878,405
Notes payable convertible into shares of common stock	9,749,430	9,749,430	9,749,430	—
Shares used in calculating diluted net income per common share	69,302,106	68,221,269	69,075,371	58,465,385

Net income per share, basic	$0.48	$0.41	$0.83	$0.55
Net income per share, diluted	$0.45	$0.40	$0.80	$0.54

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Options to purchase shares of common stock and restricted stock units	4,803,331	5,951,917	3,848,509	5,080,824
Notes payable convertible into shares of common stock	—	—	—	9,749,430

Comprehensive Income

During the three and six months ended June 30, 2010 and 2009, comprehensive income included the Company’s net income as well as increases and decreases in unrealized gains and losses on the Company’s available-for-sale securities.

The following table summarizes the components of comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Net income	$28,115	$23,776	$48,547	$31,552
(Increase) decrease in unrealized loss on auction rate securities	(1,688)	6,245	(237)	6,245
Other unrealized investment losses	(270)	—	(38)	—
Total comprehensive income	$26,157	$30,021	$48,272	$37,797

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

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of June 30, 2010, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, issued updated guidance to amend and clarify how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The update allows entities to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. This guidance is effective by the first day of the first fiscal quarter beginning after June 15,

2010, and will impact prospective financial statements only. The Company adopted this guidance effective July 1, 2010, and expects to elect the fair value option as it relates to its investment in auction rate securities. As such, subsequent changes in the fair value of the Company’s auction rate securities will now be recognized within its statement of income.

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

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 roll-forward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 roll-forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the remaining provisions of this amendment is not expected to have a material impact on the Company’s financial statement disclosures.

In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on determining whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered element when there is no other means to determine the fair value of that undelivered element. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the elements were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. The Company has not adopted this guidance early and is currently evaluating the potential effect of the adoption of this amendment on its results of operation and financial condition.

C.            BUSINESS COMBINATIONS

On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $100.0 million in cash and contingent consideration with an estimated acquisition-date fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. The results of Calixa are included in the Company’s results of operations as of the date of acquisition. The pro-forma effect of this acquisition from the beginning of 2009 is immaterial to the Company’s results of operations. Calixa was a privately-held development stage biopharmaceutical company based in San Diego, California, focused on the development of novel antibiotics that address multi-drug resistant Gram-negative pathogens. Calixa’s lead compound, CXA-201, is an intravenously administered combination of an anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed rights to from Astellas Pharma Inc., and the beta-lactamase inhibitor tazobactam. As a result of the acquisition, Cubist obtained the rights to develop and commercialize CXA-201 and other products that incorporate CXA-101 in all territories of the world except select Asia-Pacific and Middle East territories. In June 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to Calixa’s former shareholders.

The business combination was accounted for under the acquisition method. Accordingly, the fair value of the purchase price was allocated to the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed.

The following table summarizes the acquisition-date fair value of total consideration at December 16, 2009, and the amounts allocated to purchase price:

	Total Acquisition- Date Fair Value	Amount Allocated to Purchase Price
	(in thousands)

Cash	$100,012	$97,258
Contingent consideration	101,600	98,840
Total consideration	$201,612	$196,098

The $5.5 million difference between the total fair value of consideration transferred and the purchase price primarily relates to stock-based compensation charges recognized in the postcombination period ended December 31, 2009.

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

The contingent consideration relates to potential amounts payable to Calixa’s former shareholders upon the achievement of certain development, regulatory and sales milestones for CXA-201 indications. The undiscounted amounts Cubist could pay range from $20.0 million to $310.0 million. This contingent consideration is recognized at its estimated fair value of $84.3 million and $101.6 million, as of June 30, 2010 and December 31, 2009, respectively, and was determined based on a probability-weighted income approach, less any payments made pursuant to the agreement. During the three months ended June 30, 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to Calixa’s former shareholders. The change in the fair value of contingent consideration for the three and six months ended June 30, 2010, relates to the time value of money, and is recognized within the condensed consolidated statements of income. The contingent consideration liability balance at June 30, 2010, also reflects the $20.0 million milestone payment, which was made in June 2010. There were no significant changes in probabilities during the three and six months ended June 30, 2010. This fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement within the fair value hierarchy. See Note E., “Fair Value Measurements,” for additional information.

D.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at June 30, 2010:
Bank deposits	$41,157	$—	$(4)	$41,153
U.S. treasury securities	106,004	152	—	106,156
Federal agencies	75,332	34	(4)	75,362
Corporate notes	148,091	33	(489)	147,635
Auction rate securities	18,844	7,331	—	26,175
Total	$389,428	$7,550	$(497)	$396,481

Balance at December 31, 2009:
Bank deposits	$45,511	$56	$(4)	$45,563
U.S. treasury securities	96,676	7	(106)	96,577
Federal agencies	61,657	16	(43)	61,630
Corporate notes	92,460	2	(179)	92,283
Auction rate securities	18,290	7,568	—	25,858
Total	$314,594	$7,649	$(332)	$321,911

The auction rate securities are private placement, synthetic collateralized debt obligations of $58.1 million in original cost. While the auction rate securities do not contractually mature until 2017, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities are classified as long-term investments as of June 30, 2010 and December 31, 2009, as they are not considered liquid.

On April 1, 2009, the Company adopted accounting guidance that established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, the Company recorded a cumulative effect adjustment, resulting in a reclassification of $8.8 million of non-credit losses related to previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive income (loss). The non-credit loss was calculated as the difference between the $49.2 million impairment charge recognized in 2008 and the $40.4 million of estimated credit losses as of the adoption date. The determination of the bifurcation of impairment between credit and non-credit losses is highly judgmental, and changes in certain estimates and assumptions, including those set forth above, could affect the amount and timing of loss realization.

The following table is a roll-forward of other-than-temporary impairments within accumulated deficit as a result of the adoption of amendments to accounting guidance:

(in thousands)

Credit losses remaining in accumulated deficit as of December 31, 2009:	$39,810
Accretion of credit loss impairments previously recognized, due to an increase in cash flows expected to be collected	(554)
Credit losses remaining in accumulated deficit as of June 30, 2010	$39,256

See Note E., “Fair Value Measurements,” for additional information.

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

The fair values of the Company’s financial assets and liabilities carried at fair value as of June 30, 2010 and December 31, 2009, are classified in the table below into one of the three categories described above:

	June 30, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$35,774	$—	$—	$35,774
Bank deposits	—	60,189	—	60,189
U.S. treasury securities	106,156	—	—	106,156
Federal agencies	75,362	—	—	75,362
Corporate notes	—	159,064	—	159,064
Auction rate securities	—	—	26,175	26,175
Total assets	$217,292	$219,253	$26,175	$462,720
Liabilities
Contingent consideration	$—	$—	$84,295	$84,295
Total liabilities	$—	$—	$84,295	$84,295

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$66,329	$—	$—	$66,329
Bank deposits	—	45,563	—	45,563
U.S. treasury securities	96,577	—	—	96,577
Federal agencies	61,630	—	—	61,630
Corporate notes	—	92,283	—	92,283
Auction rate securities	—	—	25,858	25,858
Total assets	$224,536	$137,846	$25,858	$388,240
Liabilities
Contingent consideration	$—	$—	$101,600	$101,600
Total liabilities	$—	$—	$101,600	$101,600

Marketable Securities

The Company classifies its bank deposits and corporate notes as Level 2 under the fair value hierarchy. These assets have been valued by a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources. The fair value hierarchy level is determined by asset class based on the lowest level of significant input. To conform prior year figures to current year presentation, $57.2 million of corporate notes have been reclassified from Level 1 to Level 2 as of December 31, 2009.

Level 3 Roll-forward

The table below provides a reconciliation of fair value for which the Company used Level 3 inputs as of June 30, 2010 and December 31, 2009:

	Auction Rate Securities	Contingent Consideration
	(in thousands)

Balance at December 31, 2009	$25,858	$(101,600)
Total realized and unrealized gains (losses):
Included in net income	554	—
Included in comprehensive income	(237)	—
Contingent consideration expense	—	(2,695)
Contingent consideration milestone payment	—	20,000
Balance at June 30, 2010	$26,175	$(84,295)

Auction Rate Securities

Due to the fact that there is a limited market for the Company’s auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates. Given the complex structure of the auction rate securities, the Company engaged Houlihan Smith & Company Inc., or Houlihan Smith, to assist it with its valuation. The Company used both the third-party valuation model from Houlihan Smith and market bids received from Deutsche Bank AG, or DB, and Morgan Stanley to estimate the fair value for these securities. The Company weighted the valuation model equally with the market bid sources when developing the final fair value, given the Company’s determination that both the valuation model and bids data points have equal relevance in estimating fair value.

The first data point used, Houlihan Smith’s valuation model and the resulting fair value assessment, incorporates the structure of each auction rate security, the 125-entity reference pool of credit default swaps, or CDS, spreads per reference entity, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. Houlihan Smith’s valuation model considers various components of risk, including market-based bond and CDS pricing and a corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. The model incorporates market data and CDS prices as of June 30, 2010. The Houlihan Smith valuation model includes recovery rate assumptions as of June 30, 2010, between 20% and 30%. The CDS spreads on the underlying reference entities as of June 30, 2010, ranged from 25 to 1,918 basis points. Cubist’s validation of the fair value of Houlihan Smith’s valuation model included a review of various assumptions, including, but not limited to, bond default rates, bond recovery rates, credit ratings, cash flow streams and discount rates.

The second data point used to calculate fair value is actual market bids from DB and Morgan Stanley. The Company does not have access to details regarding any auction rate securities being traded at these prices but considers the market bids received from DB and Morgan Stanley as relevant data points, given their role as brokers trading these types of securities.

Consistent with the Company’s investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. The current Standard & Poor’s credit ratings for these auction rate securities range from CCC to CCC-, and the Fitch Ratings for these auction rate securities now range from BB to B. There were no changes in rating agency ratings during the six months ended June 30, 2010. The underlying risk components of the auction rate securities include pools of CDS, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to CC. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities as of June 30, 2010.

The fair value of the auction rate securities decreased by $1.4 million during the three months ended June 30, 2010, and increased by $0.3 million during the six months then ended. The change in fair value during the three months ended June 30, 2010, primarily relates to decreased market bids and increased risk spreads.  The change in fair value during the six months ended June 30, 2010, is primarily the result of higher market bids. The Company believes that the credit ratings for the auction rate securities reflect their long-term outlook and credit profile, whereas fair value is reflected by the factors described above. The change in the estimated fair value of the auction rate securities is included in other comprehensive income (loss) for the three and six months ended June 30, 2010.

Contingent Consideration

Contingent consideration relates to potential amounts payable by the Company to the former shareholders of Calixa upon the achievement of certain development, regulatory and sales milestones for CXA-101, and other products incorporating CXA-101, in connection with the Company’s acquisition of Calixa. As of June 30, 2010 and December 31, 2009, the fair value of the contingent consideration was estimated to be $84.3 million and $101.6 million, respectively, and was determined based on a probability-weighted income approach, less the $20.0 million milestone payment made as of June 30, 2010, which is described in Note C., “Business Combinations.” This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are achieved, as well as a discount rate of 5.25%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company will assess these estimates on an on-going basis as additional data impacting the assumptions is obtained. The change in the fair value of contingent consideration for the three and six months ended June 30, 2010, relates to the time value of money, and is recognized within the condensed consolidated statements of income. The contingent consideration liability balance at June 30, 2010, also reflects the $20.0 million milestone payment, which was made in June 2010. There were no significant changes in probabilities during the three and six months ended June 30, 2010.

F.              PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at:

	June 30,	December 31,
	2010	2009
	(in thousands)

Building	$57,097	$56,597
Leasehold improvements	15,833	14,626
Laboratory equipment	26,671	24,672
Furniture and fixtures	2,316	2,108
Computer equipment	17,874	16,998
Construction in progress	4,245	1,376
	124,036	116,377
Less accumulated depreciation	(52,104)	(47,995)
Property and equipment, net	$71,932	$68,382

Depreciation expense was $2.1 million for each of the three months ended June 30, 2010 and 2009, respectively, and $4.1 million and $4.3 million for the six months ended June 30, 2010 and 2009, respectively.

G.            GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill as of June 30, 2010, and changes during the six months then ended is as follows:

(in thousands)
Balance at December 31, 2009	$63,020
Additions	—
Balance at June 30, 2010	$63,020

Goodwill has been assigned to the Company’s only reporting unit. See Note L., “Segment Information,” for additional information.

Other intangible assets, net consisted of the following at:

		June 30,	December 31,
		2010	2009
		(in thousands)

Patents		$2,627	$2,627
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangible assets		5,388	5,388
		39,015	39,015
Less:	accumulated amortization — patents	(2,276)	(2,245)
	accumulated amortization — manufacturing rights	(2,292)	(2,083)
	accumulated amortization — acquired technology rights	(13,754)	(12,525)
	accumulated amortization — intellectual property	(5,379)	(5,379)
Intangible assets, net		$15,314	$16,783

Amortization expense was $0.7 million for each of the three months ended June 30, 2010 and 2009, and $1.5 million for each of the six months ended June 30, 2010 and 2009. The estimated aggregate amortization of intangible assets as of June 30, 2010, for each of the five succeeding years is as follows:

(in thousands)
Remainder of 2010	$1,469
2011	2,521
2012	2,521
2013	2,521
2014	2,521
2015 and thereafter	3,761
$15,314

H.            DEBT

2.25% Notes

Cubist’s outstanding debt consists of $300.0 million aggregate principal amount of 2.25% convertible subordinated notes, or the 2.25% Notes. In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15 and December 15. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock is greater than 150% of the applicable conversion price for a period of time as specified in the agreement governing the 2.25% Notes.

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases were funded out of the Company’s working capital and reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. As of June 30, 2010, the “if converted value” does not exceed the principal amount of the 2.25% Notes. The fair value of the 2.25% Notes was estimated to be $281.3 million as of June 30, 2010, and was determined using quoted market rates.

The Company accounts for the 2.25% Notes following the provisions of accounting guidance for debt with conversion and other options. Following this guidance, Cubist separately accounts for the liability and equity components of the 2.25% Notes ($236.4 million and $113.6 million, respectively, as of the date of issuance of the 2.25% Notes) in a manner that reflects the Company’s non-convertible debt borrowing rate of similar debt. The equity component of $113.6 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability at the date of issuance. This debt discount is amortized to the condensed consolidated statement of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. The net equity component recorded as additional paid-in capital was $66.0 million as of the date of issuance, which is net of deferred taxes of $44.0 million and debt issuance costs reclassified to additional paid-in capital of $3.6 million.

The table below summarizes the carrying amounts of the liability component of the 2.25% Notes as of June 30, 2010, and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(in thousands)

Total debt outstanding at the end of the period	$300,000	$300,000
Unamortized discount	(47,594)	(54,614)
Net carrying amount of the liability component	$252,406	$245,386

The net carrying value of the equity component of the 2.25% Notes as of June 30, 2010, and December 31, 2009, was $57.5 million.

The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. The effective interest rate on the liability component is 8.37%. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the condensed consolidated balance sheet and are amortized to interest expense ratably over the life of the 2.25% Notes. The costs associated with the equity component are included in additional paid-in capital and are not amortized. The table below summarizes the interest expense the Company incurred for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Contractual interest coupon payment	$1,687	$1,688	$3,375	$3,375
Amortization of discount on debt	3,547	3,262	7,020	6,458
Amortization of the liability component of the debt issuance costs	225	225	450	450
Total interest expense	$5,459	$5,175	$10,845	$10,283

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, Cubist may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of June 30, 2010 or December 31, 2009.

I.                 ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2010	2009
	(in thousands)

Accrued incentive compensation	$3,066	$4,823
Accrued bonus	5,281	8,913
Accrued benefit costs	6,091	4,047
Accrued clinical trials	4,347	7,858
Accrued manufacturing costs	2,210	1,853
Accrued royalty	42,788	44,390
Other accrued costs	16,228	13,587
Accrued liabilities	$80,011	$85,471

J.              INVENTORY

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first in, first out basis. The Company analyzes its inventory levels quarterly, and writes down to cost of product revenues inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to cost of product revenues.

Inventories consisted of the following at:

	June 30,	December 31,
	2010	2009
	(in thousands)

Raw materials	$7,897	$9,351
Work in process	10,291	7,818
Finished goods	8,817	8,328
Inventory	$27,005	$25,497

K.            EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 EIP, 13,535,764 shares of common stock initially were or have become available for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units and stock grants, prior to Cubist’s decision to stop issuing awards under the 2000 EIP beginning in June 2010. Options granted under the 2000 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2000 EIP vest ratably on an annual basis over a four-year period. There are no shares available for future grant under this plan following Cubist’s decision to stop issuing awards under the 2000 EIP beginning in June 2010 upon the adoption of the Cubist 2010 Equity Incentive Plan, or the 2010 EIP.

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 1,375,000 shares of common stock initially were or have become available for grant to members of the Company’s Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At June 30, 2010, there were 379,370 shares available for grant under this plan.

Under the 2010 EIP, the Company has reserved 6,000,000 shares of common stock for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units, stock grants, incentive stock grants, performance units and stock appreciation rights, plus the number of shares of common stock subject to stock options and restricted stock units granted under the 2000 EIP and outstanding as of June 10, 2010, which become available for additional awards thereunder by reason of the forfeiture, cancellation, expiration or termination of those awards after June 10, 2010. Options granted under the 2010 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2010 EIP vest ratably on an annual basis over a four-year period. At June 30, 2010, there were 5,986,300 shares remaining available for grant under the 2010 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statement of income for the three and six months ended June 30, 2010 and 2009, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$186	$70	$264	$139
Research and development	1,386	1,049	2,474	2,012
Sales and marketing	1,009	1,061	1,992	1,987
General and administrative	1,555	1,295	3,181	2,347
Total stock-based compensation	4,136	3,475	7,911	6,485
Income tax effect	(1,716)	(1,192)	(3,236)	(2,218)
Stock-based compensation included in net income	$2,420	$2,283	$4,675	$4,267

Valuation Assumptions

The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method. The following weighted-average assumptions were used:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Expected stock price volatility	50%	49%	50%	49%
Risk free interest rate	2.2%	2.1%	2.2%	2.0%
Expected annual dividend yield per share	—	—	—	—
Expected life of options	4.5 years	4.4 years	4.5 years	4.4 years

General Option Information

A summary of option activity for the six months ended June 30, 2010, is as follows:

	Number	Weighted Average Exercise Price

Outstanding at December 31, 2009	8,966,083	$18.60
Granted	1,464,745	$21.51
Exercised	(677,960)	$13.06
Canceled	(162,245)	$26.62
Outstanding at June 30, 2010	9,590,623	$19.30

Vested and exercisable at June 30, 2010	6,058,908	$18.94

Weighted average grant-date fair value of options granted during the period		$9.17

Restricted Stock Unit Information

A summary of restricted stock unit activity for the six months ended June 30, 2010, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2009	199,489	$16.76
Granted	272,049	$21.28
Vested	(49,305)	$16.76
Forfeited	(3,278)	$17.91
Nonvested at June 30, 2010	418,955	$19.69

The Company recognizes expense ratably over the restricted stock units’ vesting period of four years, net of estimated forfeitures.

L.             SEGMENT INFORMATION

Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. Approximately 96% of the Company’s revenues are currently generated within the U.S.

M.          INCOME TAXES

The following table summarizes the Company’s effective tax rates and income tax provisions for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)

Effective tax rate	41.6%	24.7%	39.5%	27.2%
Provision for income taxes	$20,229	$7,839	$31,820	$11,818

The effective tax rates of 41.6% and 39.5% for the three and six months ended June 30, 2010, respectively, differ from the U.S. federal statutory income tax rate of 35.0% primarily due to state income taxes net of state tax credits and the impact of contingent consideration expense. For the three and six months ended June 30, 2009, the Company’s effective income tax rates were 24.7% and 27.2%, respectively. These effective tax rates were significantly lower than the comparable periods in 2010 due to the $3.0 million net income tax benefit for discrete items attributable to the termination of the development of the Hepatitis C Virus compound acquired as a result of the Company’s acquisition of Illumigen Biosciences, Inc. recorded during 2009. In addition, the increase in the effective tax rates from 2009 to 2010 is partially related to the Company not recording a benefit for the 2010 federal research and development tax credit as it has not been extended by Congress and approved by the President.

At December 31, 2009, the Company had federal and state net operating loss, or NOL, carryforwards of $102.5 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $47.6 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since the Company expects to realize the tax benefits attributable to these NOLs during 2010, it has credited the federal and state tax benefits of these NOLs in the amount of $18.9 million to additional paid-in capital during the six months ended June 30, 2010.

N.            LEGAL PROCEEDINGS

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying Cubist that Teva had submitted an Abbreviated New Drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. On June 7, 2010, the court issued a claim construction order. The court has set a date for trial beginning on April 25, 2011. The court has indicated that summary judgment motions will not be permitted in this lawsuit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference ‘‘forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,” ‘‘will,” ‘‘could,” ‘‘should,” ‘‘would,” ‘‘expect,” ‘‘anticipate,” “plan,” “forecast,” ‘‘continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are inherently uncertain. Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to Item 1A. Risk Factors in Part II of this report, which we incorporate herein by reference, for identification of important factors with respect to these risks and uncertainties. We caution readers not to place considerable reliance on such statements. Our business is subject to substantial risks and uncertainties, including those identified in this report. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•                  our expectations regarding our financial performance, including revenues, expenses, gross margins, capital expenditures and income taxes, including our full-year 2010 effective tax rate and tax benefits attributable to net operating losses, or NOLs;

•                  our expectations regarding the commercialization and manufacturing of CUBICIN® (daptomycin for injection), including our expectations with respect to the ability of our single source provider of CUBICIN active pharmaceutical ingredient, or API, to complete the expansion of its manufacturing facility to meet anticipated CUBICIN demand;

•                  our expectations regarding the strength of our intellectual property portfolio protecting CUBICIN and our patent infringement lawsuit against Teva Parenteral Medicines, Inc., or Teva, and its affiliates in connection with the February 9, 2009, notification to us by Teva that it had submitted an Abbreviated New Drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN before the expiration of certain of the patents covering CUBICIN;

•                  our expectations regarding our drug candidates, including the development, regulatory review and commercial potential of such drug candidates and the costs and expenses related thereto;

•                  our estimates relating to future milestone payments to the former shareholders of Calixa Therapeutics Inc., or Calixa, and our expectations regarding advancing the clinical programs of CXA-101 and CXA-201;

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

•                  our expectations regarding the impact of U.S. healthcare reform legislation, including the expected impact of Medicaid rebates;

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

•                  any changes in the current or anticipated market demand or medical need for CUBICIN, including as a result of the changes in the growth of the incidence of methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, skin and bloodstream infections or the economic downturn in the U.S. and around the world;

•                  any unexpected adverse events related to CUBICIN, particularly as CUBICIN is used in the treatment of a growing number of patients around the world;

•      the effectiveness of our sales force and our sales force’s ability to access targeted physicians;

•                  an adverse result in the litigation that we filed against Teva to defend and/or assert our patents in connection with Teva’s February 2009 notification to us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN and the expense and management time commitment associated with the litigation;

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

•                  whether the FDA accepts proposed clinical trial protocols in a timely manner for additional studies of CUBICIN and our drug candidates as well as our ability to conduct successful clinical trials in a timely manner and other risks that may cause our trials to be delayed or stopped;

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

•                  the ability of our third-party manufacturers, including our single source provider of CUBICIN API, to manufacture, release and deliver sufficient quantities of CUBICIN in accordance with

Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN in order to meet market demand and to do so at an acceptable cost;

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

•                  our ability to develop and achieve commercial success, and secure sufficient quantities of supply for such development and commercialization, for our existing and future drug candidates, particularly as we are managing multiple programs and opportunities and continue to seek to maximize the commercial success of CUBICIN;

•                  our ability to integrate successfully the operations of any business that we may acquire and the potential impact of any future acquisition on our financial results;

•                  unanticipated changes in our expectations for revenues, expenses or capital expenditures, and any changes in the key factors that go into the calculation of our 2010 effective tax rates;

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

•                  our ability to grow our employee base and infrastructure in order to support the continued growth of our business;

•      our ability to finance our operations;

•      potential costs resulting from product liability or other third-party claims;

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, of our product pipeline and our performance during the three and six months ended June 30, 2010.

•                  Results of Operations: This section provides a review of our results of operations for the three and six months ended June 30, 2010 and 2009.

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

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. CUBICIN is, and our drug product candidates are expected to be, used primarily in hospitals but also may be used in other acute care settings, including home infusion and outpatient clinics.

We had a total of $562.8 million in cash, cash equivalents and investments as of June 30, 2010, as compared to $496.2 million in cash, cash equivalents and investments as of December 31, 2009. As of June 30, 2010, we had an accumulated deficit of $190.4 million.

Our net income and net income per share for the three and six months ended June 30, 2010 and 2009, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Net income	$28.1	$23.8	$48.5	$31.6
Basic net income per common share	$0.48	$0.41	$0.83	$0.55
Diluted net income per common share	$0.45	$0.40	$0.80	$0.54

CUBICIN. We currently derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003. We currently commercialize CUBICIN on our own in the U.S. and have established distribution agreements with other companies for commercialization of CUBICIN in countries outside the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against certain Gram-positive organisms, including MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

Our net product revenues from worldwide product sales of CUBICIN for the three and six months ended June 30, 2010, were $161.6 million and $303.2 million, respectively, as compared to $128.8 million and $243.5 million for the three and six months ended June 30, 2009, respectively. We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large and growing market, and price increases we and our international partners may implement. Continuing to grow CUBICIN revenues in the U.S. is, to a large extent, dependent upon:

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

•                  continuing to have CUBICIN reimbursed by third-party payors at adequate levels, and maintaining reimbursement and rebate levels under federal government programs at levels that are similar to the levels established by recent healthcare reform; and

•                  future healthcare reform not including additional discount or rebate programs that impact CUBICIN, such as the expansion of the Public Health Service, or PHS, 340B drug pricing program into the outpatient (non-hospital) setting.

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also issued its claim construction order on June 7, 2010. The court has indicated that summary judgment motions will not be permitted in this lawsuit. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

MERREM® I.V. In July 2008, we entered into an exclusive agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote and provide other support in the U.S. for MERREM I.V., an established (carbapenem class) I.V. antibiotic. Under the agreement, we promoted and supported MERREM I.V. using our existing U.S. acute care sales and medical affairs organizations. AstraZeneca provided marketing and commercial support for MERREM I.V. We recognized revenues from this agreement as service revenues. Given anticipated market conditions for carbapenems and the potential impact of the June 2010 expiration of the composition of matter patent for MERREM I.V. in the U.S., we and AstraZeneca entered into an amendment to the agreement in December 2009. The amendment established a baseline sales amount for the period from January to June 2010 with a six month baseline payment from AstraZeneca to us of $9.0 million, paid in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the six month period based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010. As a result of the sales level achieved during the performance period, we recognized $6.5 million and $8.5 million of revenue for the three and six months ended June 30, 2010, respectively.

For 2009, the agreement established a baseline annual payment by AstraZeneca to us of $20.0 million, received in quarterly increments, to be adjusted up or down by a true-up payment or refund at the end of the year based on actual U.S. sales of MERREM I.V. exceeding or falling short of an established annual baseline sales amount, subject to a minimum annual payment of $6.0 million. We also could have earned a percentage of the gross profit on sales exceeding the annual baseline sales amount. The payments for any such sales over the baseline amount would have been recognized in the quarter in which AstraZeneca provided us with its annual sales report. Service revenues were $1.5 million and $7.6 million for the three and six months ended June 30, 2009, respectively, and consisted of $1.5 million and $3.0 million, respectively, of revenue related to the estimated minimum annual payment amount that we could have received under the agreement with AstraZeneca. The six month period ended June 30, 2009, also included a $4.6 million payment reflecting the percentage of gross profit that we received during the first quarter of 2009 for sales exceeding the 2008 annual baseline sales amount. The 2009 actual U.S. sales were below the established annual baseline sales amount. As such, we did not receive a gross profit percentage payment for 2009 sales in 2010.

Product Pipeline. We continue to build a pipeline of acute care therapies through licensing and collaboration agreements, as well as by progressing into clinical development compounds that we have developed internally.

CXA-201.  In December 2009, we acquired Calixa and with it rights to CXA-201, Calixa’s lead program, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas Pharma, Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. With the acquisition of Calixa, we obtained Calixa’s rights to develop and commercialize the lead compound, CXA-201, and other products that incorporate CXA-101. Under a license agreement with Astellas, we have the exclusive rights to develop, manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle East territories. CXA-201 is being developed as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug resistant, or MDR, Pseudomonas aeruginosa, or P. aeruginosa. Pan-resistant P. aeruginosa—resistant in vitro to all groups of antibiotics—is a major cause of opportunistic infections, particularly among immunocompromised patients. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for complicated urinary tract infections, or cUTI, and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former shareholders. The next study in the cUTI program will take into consideration the results of the recently-completed Phase 2 cUTI trial of CXA-101.  We have advanced the clinical program for treatment of complicated intra-abdominal infections, or cIAI, with CXA-201 in the first half of 2010, enrolling the first patient in a Phase 2 study with CXA-201 in this indication. This multicenter, double-blind, randomized study is comparing the safety and efficacy of intravenous CXA-201 to an active comparator in patients with cIAI. In the second half of 2010, we intend to initiate a clinical trial assessing CXA-201 levels in the lung to support indications in hospital acquired pneumonia and ventilator associated pneumonia.

CB-182,804. CB-182,804 is in Phase 1 clinical trials for the treatment of MDR Gram-negative infections. We plan to make a Go/No Go Phase 2 decision for CB-182,804 in September 2010. CB-182,804 is a novel, proprietary, I.V. administered Gram-negative antibiotic that has demonstrated in vitro efficacy and rapid bactericidal activity against the key MDR Gram-negative pathogens, including P. aeruginosa, E. coli, K. pnuemoniae, and A. baumannii. In animal models, CB-182,804 was shown to be effective against lung, kidney, bloodstream and thigh infections against all MDR Gram-negative strains tested.

CB-183,315. This oral antibiotic is in a Phase 2 clinical trial for the treatment of Clostridium difficile-associated diarrhea, or CDAD, which began in April 2010. We expect to complete enrollment and provide top line results for this trial in the second half of 2011. CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD.

CB-500,929.  In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization of the I.V. formulation of Dyax’s ecallantide compound. In March 2010, we decided to end the development of CB-500,929 after reviewing top line efficacy and safety data from the CB-500,929 Phase 2 CONSERV™ 1 and CONSERV 2 trials. Given this decision, we intend to terminate our 2008 agreement with Dyax in accordance with the terms of the agreement.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenues

The following table sets forth revenues for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009	% Change
	(in millions)
U.S. product revenues, net	$155.0	$126.1	23%
International product revenues	6.6	2.7	141%
Service revenues	6.5	1.5	333%
Other revenues	0.4	0.4	0%
Total revenues, net	$168.5	$130.7	29%

Product Revenues, net

Our net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $161.6 million in the three months ended June 30, 2010, and $128.8 million in the three months ended June 30, 2009, an increase of $32.8 million, or 25%. Gross U.S. revenues from sales of CUBICIN totaled $172.2 million and $134.9 million for the three months ended June 30, 2010 and 2009, respectively. The $37.3 million increase in gross U.S. revenues was due to both increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $16.8 million, as well as the 6.9% and 7.0% price increases for CUBICIN in April 2010 and June 2009, respectively, which resulted in $20.5 million of additional gross U.S. product revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $17.2 million and $8.8 million, for the three months ended June 30, 2010 and 2009, respectively, an increase of $8.4 million or 95%. The increase in allowances against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, and the price increases described above, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by U.S. healthcare reform legislation that was enacted in March 2010. As a result of the U.S. healthcare reform legislation, provisions for Medicaid rebates are expected to increase at a higher rate than in prior periods. International product revenues of $6.6 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis AG, or Novartis, our EU partner for CUBICIN.

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

Service Revenues

Service revenues for the three months ended June 30, 2010 and 2009, were $6.5 million and $1.5 million, respectively, and related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., as described further in the Overview section of this MD&A. The agreement expired in accordance with its terms at the end of June 2010.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009	% Change
	(in millions)
Cost of product revenues	$36.4	$28.2	29%
Research and development	40.2	32.4	24%
Contingent consideration	1.2	—	100%
Sales and marketing	23.0	21.7	6%
General and administrative	14.0	12.6	11%
Total costs and expenses	$114.8	$94.9	21%

Cost of Product Revenues

Cost of product revenues were $36.4 million and $28.2 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $8.2 million, or 29%. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly & Co., or Eli Lilly, costs to manufacture, test, store and distribute CUBICIN, and the amortization expense related to certain intangible assets.

Our gross margin was 78% for each of the three months ended June 30, 2010 and June 30, 2009, respectively. The increase in our cost of product revenues of $8.2 million during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, is attributable to the increase of sales of CUBICIN in the U.S. and internationally, as reported by our international partners. We expect our gross margin percentage in 2010 to be similar to our gross margin percentage in 2009.

Research and Development Expense

Total research and development expense was $40.2 million in the three months ended June 30, 2010, as compared to $32.4 million in the three months ended June 30, 2009, an increase of $7.8 million, or 24%. The increase in research and development expenses is due primarily to increases of (i) $2.9 million in clinical trial expenses related to our clinical stage compounds, including the CXA program, which was not in our pipeline during the three months ended June 30, 2009; and (ii) $3.2 million in employee-related expenses due to an increase in headcount to support our increased research and development efforts.

We expect a modest increase in research and development expenses in 2010 as compared to 2009 resulting from shifts in our various research and development investment activities. While expense relating to upfront and milestone payments is expected to be less than 2009, expenses related to manufacturing and development activity to advance our commercial, development and pre-clinical stage compounds are expected to increase.

Contingent Consideration Expense

Contingent consideration expense was $1.2 million in the three months ended June 30, 2010. This expense is due to the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former shareholders pursuant to our agreement to acquire Calixa. The change in fair value for the three months ended June 30, 2010, relates to the time value of money.

Sales and Marketing Expense

Sales and marketing expense in the three months ended June 30, 2010, was $23.0 million, as compared to $21.7 million in the three months ended June 30, 2009, an increase of $1.3 million, or 6%. The increase is primarily due to an increase of $1.9 million in employee-related expenses due to an increase in headcount, partially offset by a decrease of $0.9 million in expense incurred for promotional programs. Sales and marketing expenses are expected to increase in 2010 as compared to 2009 reflecting the cost associated with a series of pilot sales and marketing programs supported by an increase in the sales staff.

General and Administrative Expense

General and administrative expense was $14.0 million in the three months ended June 30, 2010, as compared to $12.6 million in the three months ended June 30, 2009, an increase of $1.4 million, or 11%. This increase is primarily due to an increase of $1.8 million in employee-related expenses due to an increase in headcount.

We expect general and administrative expense in 2010 to increase as compared to 2009 primarily due to (i) an increase in salaries, benefits and employee-related expenses due to additional headcount hired throughout 2009 and planned new hires during 2010 to support the continued growth of the business; (ii) an increase in stock-based compensation expense in 2010; and (iii) the first full year of fees and expenses related to the patent infringement litigation with Teva.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009	% Change
	(in millions)
Interest income	$1.3	$0.9	43%
Interest expense	(5.5)	(5.2)	5%
Other income (expense)	(1.2)	—	100%
Total other income (expense), net	$(5.4)	$(4.3)	26%

Interest Income

Interest income in the three months ended June 30, 2010, was $1.3 million as compared to $0.9 million in the three months ended June 30, 2009, an increase of $0.4 million, or 43%. The increase is primarily related to the accretion of credit loss impairments previously recognized on our auction rate securities due to an increase in cash flows expected to be collected.

Interest Expense

Interest expense in the three months ended June 30, 2010, was $5.5 million as compared to $5.2 million in the three months ended June 30, 2009, an increase of $0.3 million, or 5%. The table below summarizes our interest expense for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009
	(in millions)
Contractual interest coupon payment	$1.7	$1.7
Amortization of debt discount	3.6	3.3
Amortization of the liability component of debt issuance costs	0.2	0.2
Total interest expense	$5.5	$5.2

Other Income (Expense)

Other expense was $1.2 million for the three months ended June 30, 2010, as compared to zero for the three months ended June 30, 2009. Other expense for the three months ended June 30, 2010, primarily consists of foreign exchange losses for certain available-for-sale investments denominated in Euros purchased in December 2009, which are re-measured at the end of each period.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009
	(in millions, except percentages)

Effective tax rate	41.6%	24.7%
Provision for income taxes	$20.2	$7.8

The effective tax rates of 41.6% and 24.7% for the three months ended June 30, 2010 and 2009, respectively, differ from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes net of state tax credits and contingent consideration expense in 2010, and the impact of federal and state research and development credits and a $3.0 million net income tax benefit for discrete items related to the termination, in 2009, of the development of the Hepatitis C Virus, or HCV, compound acquired as a result of our acquisition of Illumigen Biosciences, Inc., or Illumigen. The increase in the effective tax rate for June 30, 2010, as compared to June 30, 2009, is also partially related to not recording a benefit for the 2010 federal research and development tax credit as it had not been extended by Congress and approved by the President.

We expect our full-year 2010 effective tax rate to be 40.9%. This rate does not consider the impact of a potential extension of the federal research and development tax credit. The difference between the effective tax rate of 41.6% for the three months ended June 30, 2010, and the forecasted annual effective tax rate of 40.9% is the result of recording discrete items primarily related to state research and development tax credits.

At December 31, 2009, we had federal and state NOL carryforwards of $102.5 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $47.6 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since we expect to realize the tax benefits attributable to these NOLs during 2010, we have credited the federal and state tax benefits of these NOLs in the amount of $1.9 million to additional paid-in capital during the three months ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenues

The following table sets forth revenues for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009	% Change
	(in millions)
U.S. product revenues, net	$290.3	$238.5	22%
International product revenues	13.0	4.9	162%
Service revenues	8.5	7.6	13%
Other revenues	0.8	0.8	0%
Total revenues, net	$312.6	$251.8	24%

Product Revenues, net

Our net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $303.3 million in the six months ended June 30, 2010, and $243.4 million in the six months ended June 30, 2009, an increase of $59.9 million, or 25%. Gross U.S. revenues from sales of CUBICIN totaled $319.1 million and $255.8 million for the six months ended June 30, 2010 and 2009, respectively. The $63.3 million increase in gross U.S. revenues was due to both increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $33.1 million, as well as the 6.9% and 7.0% price increases for CUBICIN in April 2010 and June 2009, respectively, which resulted in $30.2 million of additional gross U.S. product revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $28.8 million and $17.3 million, for the six months ended June 30, 2010 and 2009, respectively, an increase of $11.5 million or 66%. The increase in allowances against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, and the price increases described above, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by U.S. healthcare reform legislation that was enacted in March 2010. As a result of the U.S. healthcare reform legislation, provisions for Medicaid rebates are expected to increase at a greater rate than in prior periods. International product revenues of $13.0 million and $4.9 million for the six months ended June 30, 2010 and 2009, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis, our EU partner for CUBICIN.

Service Revenues

Service revenues for the six months ended June 30, 2010 and 2009, were $8.5 million and $7.6 million, respectively, and related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., which is described further in the Overview section of this MD&A. The agreement expired in accordance with its terms in June 2010. The service revenues for the six months ended June 30, 2009, included a $4.6 million payment reflecting the percentage of gross profit that we received in the second quarter of 2009 for sales in 2008 exceeding the 2008 baseline sales amount.  2009 U.S. sales of MERREM I.V. did not exceed the established annual sales amount. As such, we did not receive a gross profit percentage payment for 2009 sales in 2010.

Costs and Expenses

The following table sets forth costs and expenses for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009	% Change
	(in millions)
Cost of product revenues	$68.2	$52.6	30%
Research and development	79.0	82.9	-5%
Contingent consideration	2.7	—	100%
Sales and marketing	42.8	41.1	4%
General and administrative	28.8	23.6	22%
Total costs and expenses	$221.5	$200.2	11%

Cost of Product Revenues

Cost of product revenues were $68.2 million and $52.6 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $15.6 million, or 30%. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly, costs to manufacture, test, store and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin was 78% for each of the six months ended June 30, 2010 and June 30, 2009, respectively. The increase in our cost of product revenues of $15.6 million during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, is attributable to the increase of sales of CUBICIN in the U.S. and internationally, as reported by our international partners.

Research and Development Expense

Total research and development expense was $79.0 million in the six months ended June 30, 2010, as compared to $82.9 million in the six months ended June 30, 2009, a decrease of $3.9 million, or 5%. The decrease in research and development expenses was due primarily to a $20.0 million upfront payment made to Alnylam Pharmaceuticals, Inc., or Alnylam, in connection with a collaboration agreement, in the six months ended June 30, 2009, and no similar payment made in the six months ended June 30, 2010. This decrease was partially offset by increases of (i) $5.9 million in employee-related expenses due to an increase in headcount needed to support the increased research and development efforts; (ii) $4.7 million in clinical trial expenses related to our clinical stage compounds, including the CXA program, which was not in our pipeline during the six months ended June 30, 2009; and (iii) $3.8 million in process development expenses.

Contingent Consideration Expense

Contingent consideration expense was $2.7 million in the six months ended June 30, 2010. This expense is due to the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former shareholders. The change in fair value for the six months ended June 30, 2010, relates to the time value of money.

Sales and Marketing Expense

Sales and marketing expense in the six months ended June 30, 2010, was $42.8 million, as compared to $41.1 million in the six months ended June 30, 2009, an increase of $1.7 million, or 4%. The increase is primarily due to an increase of $2.4 million in employee-related expenses due to an increase in headcount, partially offset by a decrease of $1.0 million in expense incurred for promotional programs.

General and Administrative Expense

General and administrative expense was $28.8 million in the six months ended June 30, 2010, as compared to $23.6 million in the six months ended June 30, 2009, an increase of $5.2 million, or 22%. This increase is primarily due to an increase of $3.9 million in employee-related expenses due to increased headcount, as well as an increase of $1.0 million in professional service costs primarily related to the patent infringement litigation with Teva and its affiliates.

Other Income (Expense), net

The following table sets forth other income (expense), net for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009	% Change
	(in millions)
Interest income	$2.5	$2.0	30%
Interest expense	(10.8)	(10.3)	5%
Other income (expense)	(2.4)	—	100%
Total other income (expense), net	$(10.7)	$(8.3)	29%

Interest Income

Interest income in the six months ended June 30, 2010, was $2.5 million as compared to $2.0 million in the six months ended June 30, 2009, an increase of $0.5 million, or 30%. The increase is primarily related to the accretion of credit loss impairments previously recognized on our auction rate securities due to an increase in cash flows expected to be collected.

Interest Expense

Interest expense in the six months ended June 30, 2010, was $10.8 million as compared to $10.3 million in the six months ended June 30, 2009, an increase of $0.5 million, or 5%. The table below summarizes our interest expense for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
	(in millions)
Contractual interest coupon payment	$3.4	$3.4
Amortization of debt discount	7.0	6.5
Amortization of the liability component of debt issuance costs	0.4	0.4
Total interest expense	$10.8	$10.3

Other Income (Expense)

Other expense was $2.4 million for the six months ended June 30, 2010, as compared to zero for the six months ended June 30, 2009. Other expense for the six months ended June 30, 2010, primarily consists of foreign exchange losses for certain available-for-sale investments denominated in Euros purchased in December 2009, which are re-measured at the end of each period.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
	(in millions, except percentages)

Effective tax rate	39.5%	27.2%
Provision for income taxes	$31.8	$11.8

The effective tax rates of 39.5% and 27.2% for the six months ended June 30, 2010 and 2009, respectively, differ from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes net of state tax credits and contingent consideration expense in 2010, and the impact of federal and state research and development tax credits and a $3.0 million net income tax benefit for discrete items related to the termination, in 2009, of the development of the HCV compound acquired from Illumigen. The increase in the effective tax rate for June 30, 2010, as compared to June 30, 2009, is also partially related to not recording a benefit for the 2010 federal research and development tax credit as it had not been extended by Congress and approved by the President.

At December 31, 2009, we had federal and state NOL carryforwards of $102.5 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $47.6 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since we expect to realize the tax benefits attributable to these NOLs during 2010, we have credited the federal and state tax benefits of these NOLs in the amount of $18.9 million to additional paid-in capital during the six months ended June 30, 2010.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund our cash requirements through the following methods:

•                  sales of CUBICIN in the U.S.;

•                  payments made through June 2010 from AstraZeneca for our promotion of MERREM I.V. in the U.S.;

•                  payments from our strategic collaborators and international CUBICIN partners, including payments related to product sales, license fees, royalty and milestone payments and sponsored research funding;

•                  equity and debt financings; and

•                  interest earned on invested capital.

As of June 30, 2010, we had an accumulated deficit of $190.4 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, investments in other product opportunities, our business development activities, the enforcement of our intellectual property rights, the construction and other expenses related to the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts, and for the funding of the current capacity expansion at the manufacturing facility of our CUBICIN API supplier to meet our expected future demand for CUBICIN API. Our total cash, cash equivalents and investments at June 30, 2010, was $562.8 million as compared to $496.2 million at December 31, 2009. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation, including the $300.0 million aggregate principal amount of our 2.25% Notes that mature on June 15, 2013, and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be constrained.

Operating Activities

Net cash flows provided by operating activities are as follows:

	Six months ended June 30,
	2010	2009	% Change
	(in millions)
Net income	$48.5	$31.6	54%
Non-cash adjustments, net	53.4	31.0	72%
Change in working capital	(31.4)	(5.8)	441%
Net cash provided by operating activities	$70.5	$56.8	24%

Net cash provided by operating activities for the six months ended June 30, 2010, was $70.5 million, compared to $56.8 million for the six months ended June 30, 2009, an increase of $13.7 million. This increase in cash provided by operations is related to increases in net income after adjustments for non-cash charges, partially offset by an increase in cash used for working capital. The $22.4 million increase in non-cash charges primarily relates to increases in deferred income taxes. The $25.6 million increase in additional cash used in working capital is primarily related to an $18.9 million reduction of income taxes payable during the six months ended June 30, 2010, resulting from the excess tax benefit related to stock-based awards.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2010 and 2009, was $79.4 million and $58.3 million, respectively. Net cash used in investing activities in the six months ended June 30, 2010, primarily consisted of the purchase of $252.5 million of investments, partially offset by proceeds of $179.6 million from our investments, as well as $6.5 million of purchases of property and equipment. Net cash used in investing activities in the six months ended June 30, 2009, included cash outflows of $52.0 million for purchases of investments, as well as $6.3 million for purchases of property and equipment. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009, was $8.6 million and $1.8 million, respectively. Net cash provided by financing activities in the six months ended June 30, 2010, included $9.7 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as an $18.9 million credit to additional paid-in capital relating to the excess tax benefit of stock-based awards. In addition, in June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former shareholders. Net cash provided by financing activities for the six months ended June 30, 2009, consisted of $1.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan.

Auction Rate Securities

At June 30, 2010 and December 31, 2009, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair value. Due to repeated failed auctions since August 2007, we do not consider these securities to be liquid and have therefore classified them as long-term investments. A decline in the financial markets has impacted the fair value of our auction rate securities. As of June 30, 2010 and December 31, 2009, we estimate the fair value of the auction rate securities to be $26.2 million and $25.9 million, respectively. As of June 30, 2010, our investment in auction rate securities is our only financial asset measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents approximately 6% of the total financial assets measured at fair value. Please refer to Note D., “Investments,” for additional information.

The fair value of our auction rate securities decreased by $1.4 million during the three months ended June 30, 2010, and increased by $0.3 million during the six months then ended. The change in fair value during the three months ended June 30, 2010, primarily relates to decreased market bids and increased risk spreads.  The change in fair value during the six months ended June 30, 2010, is primarily the result of higher market bids. The estimated fair value of the auction rate securities could change significantly based on future financial market conditions.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of June 30, 2010 or December 31, 2009.

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

Commitments and Contingencies

Legal Proceedings

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court issued its claim construction order on June 7, 2010. The court also has set a date for trial beginning on April 25, 2011. The court has indicated that summary judgment motions will not be permitted in this lawsuit.

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

Contingent Consideration

If certain development, regulatory, or commercial milestones are achieved with respect to products incorporating CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former shareholders of Calixa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former shareholders.  In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on the balance sheet at fair value. The total undiscounted potential milestone payments range from $20.0 million to $310.0 million. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor less milestone payments made, was $84.3 million and $101.6 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. The fair value of contingent consideration is required to be reassessed at each reporting period, with changes in fair value reflected in the condensed consolidated statement of income. Additional information can be found in Note C., “Business Combinations,” in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include those relating to: revenue recognition; inventories; clinical research costs; investments; property and equipment; other intangible assets; income taxes; accounting for stock-based compensation and business combinations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2009. For discussion of our market risk exposure, refer to “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our fixed rate 2.25% Notes are carried at cost, net of a debt discount, on our condensed consolidated balance sheets. As of June 30, 2010, the fair value of the 2.25% Notes was estimated by us to be $281.3 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease by approximately $5.0 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the our internal control over financial reporting during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva notifying Cubist that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court issued its claim construction order on June 7, 2010. The court also has set a date for trial beginning on April 25, 2011. The court has indicated that summary judgment motions will not be permitted in this lawsuit.

From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.               RISK FACTORS

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.  Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements.  We refer you to our “Cautionary Note Regarding Forward-Looking Statements,” which identifies the forward-looking statements in this report.

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

The degree of continued market acceptance of CUBICIN in the U.S., and our ability to grow revenues from the sale of CUBICIN, depends on a number of additional factors, including those set forth below and the other CUBICIN-related risk factors described in this “Risk Factors” section:

•                  the favorable resolution of our patent infringement lawsuit against Teva and its affiliates in connection with the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN before the expiration of the patents covering CUBICIN;

•                  the continued safety and efficacy of CUBICIN, both actual and perceived;

•                  target organisms developing resistance to CUBICIN;

•                  unanticipated adverse reactions to CUBICIN in patients;

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

•                  the ability of our third-party manufacturers, including our single source provider of CUBICIN API, to manufacture, release and deliver sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices and other requirements of the regulatory approvals for CUBICIN and to do so at an acceptable cost;

•                  the reimbursement policies of government and third-party payors;

•                  the level and scope of rebates and discounts that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the PHS 340B drug pricing program;

•                  the continued growth, and the rate of such growth, of the overall market into which CUBICIN is sold, including the market for products to treat MRSA skin and bloodstream infections;

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

We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, would impact our ability to effectively sell and market CUBICIN.

As of June 30, 2010, CUBICIN had been approved or received an import license in more than 65 countries outside of the U.S. and is being marketed by our international partners in more than 35 of these countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

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

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it had submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing, which we refer to as the Teva litigation. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or until August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, which is currently scheduled for trial beginning on April 25, 2011, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the Teva litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in the Teva litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

Proprietary Rights Generally.  Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges.

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

The patents or the unpatented proprietary technology we hold or have rights to may not be commercially useful in protecting CUBICIN or our other drug candidates. Even if we have valid and enforceable patents, these patents still may not provide us with sufficient proprietary protection or competitive advantages against competing products or processes.

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

Our trademarks, CUBICIN and Cubist, in the aggregate are considered to be material to our business. These trademarks are covered by registrations or pending applications for registration in the United States Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. The trademark protection that we have pursued or will pursue in the future may not afford us commercial protection.

We are completely dependent on third parties to manufacture CUBICIN and other products that we are developing.

CUBICIN.  We do not have the capability to manufacture our own CUBICIN API or CUBICIN finished drug product. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes. ACSD is our sole provider of our commercial supply of CUBICIN API. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a safety stock of API in addition to what is stored at ACSD at the Integrated Commercialization Solutions, Inc., or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD is currently in the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase the production capacity. We are assisting in the planning for this project and sharing in the costs. Any delays in this project may result in our inability to achieve supply of CUBICIN API in adequate quantities to meet demand and could have a material adverse effect on our results of operations and financial condition. In addition, any significant additional costs of this project could have a material adverse effect on our results of operations and financial condition.

We contract with both Hospira Worldwide, Inc., or Hospira, and Oso BioPharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished drug product.

If Hospira, Oso, or, in particular, ACSD, experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials or supplies, if they have significant problems with their businesses, including lack of capacity, whether as a result of the constrained credit and financial markets or otherwise, if they experience staffing difficulties or slow-downs in their systems which affect the manufacturing and release of CUBICIN, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN. Any such supply interruptions could impair our ability to supply CUBICIN at levels to meet market demand, which could have a material adverse effect on our results of operations and financial condition. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

Because the ACSD manufacturing facilities are located in Italy, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of API is of significant value. While in transit to the U.S., stored at ICS or in transit to our finished product manufacturers, our API could be lost or become adulterated. Depending on when in this process the API is lost or adulterated, we could experience significant interruptions in the supply of CUBICIN and our financial performance could be negatively impacted. We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, particularly if any of such events took place in Italy where ACSD is located.

Reliance on third-party suppliers also entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance, including some aspects of product release. Our third-party suppliers may not be able to comply with current Good Manufacturing Practice requirements or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

Development Products.  If the third-party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

We face significant competition from other biotechnology and pharmaceutical companies and may face additional competition in the future, particularly with respect to CUBICIN, including from Teva, who is seeking to market a generic version of CUBICIN.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs, more experienced marketing organizations, and greater manufacturing capabilities. Our competitors may develop, acquire or license on an exclusive basis technologies and drug products that are safer, easier to administer, more effective, or less costly than CUBICIN or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the continued acceptance of CUBICIN, if physicians prefer other drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, our financial condition and results of operations would be negatively impacted.

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, which is now a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. CUBICIN also faces competition from VIBATIV™ (telavancin), which was approved by the FDA in September 2009 as a treatment for cSSSI and is co-marketed in the U.S. by Astellas Pharma US, Inc. and Theravance, Inc. In addition, CUBICIN may face competition in the U.S. from generic versions of CUBICIN if Teva’s ANDA is approved and/or another third party files an ANDA that is ultimately approved. Teva’s launch of a generic version of CUBICIN could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court), which is currently expected to expire in August 2011, has expired and Teva decides to launch prior to the district court decision. The trial in this case currently is scheduled to begin in April 2011. CUBICIN may also face competition in the future from drug candidates currently in clinical development, including drug candidates being developed as treatments for cSSSI for which NDAs have been filed. These include oritavancin, which is being developed by The Medicines Company, ceftaroline, which is being developed by Forest Laboratories, Inc., and ceftobiprole, which was being developed by a Johnson & Johnson company and now is in the process of being transferred back to Basilea Pharmaceutica Ltd.

Any inability on our part to compete with current or subsequently introduced drug products would have a material adverse impact on our operating results.

We need to manage our growth and increased breadth of our activities effectively.

We have expanded the scope of our business significantly in recent years. We have acquired and in-licensed several drug candidates and been progressing pre-clinical and multiple clinical stage drug candidates. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. If we are unable to effectively manage and progress all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business. For example, we are currently engaged in construction to expand the laboratory space at our headquarters in Lexington, Massachusetts. If we are unable to expand according to our projected timeline, we may not be able to sufficiently grow our organization and this could have a material adverse impact on our business.

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

We have made significant investments in research and development and have recently increased our research and development workforce. However, except for CB-182,804 for which we initiated a Phase 1 clinical trial in February 2009, and CB-183,315, for which we initiated a Phase 2 clinical trial in April 2010, none of our internally-discovered product candidates have reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-discovered drug candidates or that there will be clinical benefits associated with CB-182,804, CB-183,315 or any other drug candidates that we do develop.

Except for CB-183,315, all of our other drug candidates that have progressed to or beyond Phase 2 clinical trials, including CUBICIN, were the result of in-licensing or acquiring patents, patent rights, product candidates and technologies from third parties. These types of activities represent a significant expense, as they generally require us to pay to other parties upfront payments, development and commercialization milestone payments and royalties on product sales. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs, as well as any resulting profits, with a third party.

We may not be able to acquire, in-license or otherwise obtain rights to additional desirable drug candidates or marketed drug products on acceptable terms or at all. In fact, we have faced and will continue to face significant competition for these types of drug candidates and marketed products from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. Because of the rising intensity of the level of competition for these types of drug candidates and marketed products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and marketed products, which have the lowest risk and would have the most immediate impact on our financial performance. If we need additional capital to fund our acquisition, in-licensing or otherwise obtaining rights to a drug candidate or marketed product, we would need to seek financing by borrowing funds or through the capital markets. Given the current state of the financial and credit markets, it may be difficult for us to acquire the capital that we would need.

If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates to gain approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. For example, in March 2010, we decided to stop development of our product candidate, CB-500,929 (ecallantide), based on the top line efficacy and safety data from the CONSERV Phase 2 trials. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we currently are developing would generate revenues for many years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, our ability to create long-term shareholder value may be limited and could have a material adverse effect on our long term business, operating results and financial condition.

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

We may not be able to realize the benefit of acquiring businesses with promising drug candidates if we are unable to successfully develop and commercialize such drug candidates, as happened with the HCV compound that we acquired through our acquisition of Illumigen in December 2007. As a result, we cannot assure you that, following the acquisition of Calixa or any future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The FDA and other competent authorities worldwide may change their approval requirements or policies for antibiotics, or apply interpretations to their requirements or policies, in a manner that could delay or prevent commercialization of our antibiotic product candidates or approval of any additional indications for CUBICIN that we may seek in the U.S. and other countries.

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

In 2006, the FDA refused to accept successfully completed non-inferiority studies as the basis of approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. The draft guidance did not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. In November 2008, the FDA’s Anti-Infective Drugs Advisory Committee, or AIDAC, concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if major abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. The position of the AIDAC may or may not be applied by the FDA in its review of applications of regulatory filings. In March 2010, the FDA issued draft guidance on the use of non-inferiority studies in all therapeutic areas. This draft guidance attempts to provide advice on when non-inferiority studies can be interpretable, how to choose the non-inferiority margin, how to analyze the results and other considerations relevant to the design of non-inferiority studies. Because the advice provided is generalized and open to interpretation and negotiation on a case-by-case basis, it is unclear whether the application of the draft guidance will make it more or less difficult to develop and/or obtain approval of antibiotics. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics in the U.S.

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

The factors described above could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we are developing or may seek to develop, such as CXA-201, CB-182,804, CB-183,315 or the approval of any additional indications for CUBICIN in the U.S. This would likely have a material adverse effect on our business and results of operations.

We have collaborative and other similar types of relationships that expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck & Co. Inc. subsidiary, to develop and commercialize CUBICIN outside the U.S., and we have collaborations with respect to certain of our preclinical candidates. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

In order for existing and future collaborations to be successful, we need to be able to work successfully with our collaborators or their successors. If not, these arrangements would likely be unsuccessful and/or terminate early. In addition, factors external to our collaborations, such as patent coverage, regulatory developments or market dynamics could impact the collaboration.

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

•                  our collaborators may have retained rights in certain territories in which we may need their consent to conduct important activities, such as running clinical trials or manufacturing activities, with respect to our drug candidates. If we are unable to gain such consent, our ability to develop and commercialize our drug candidates may be impaired or delayed;

•                  in situations where we and our collaborator share decision-making power with respect to development of the product, we and our collaborator may not agree on decisions that could affect the development, regulatory approval, manufacture or commercial viability of the product;

•                  in situations where we and our collaborator are sharing the costs of development, our collaborators may not have the funds to contribute to their share of the costs of the collaboration;

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

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today’s tightened and fluctuating credit and financial markets. Such risks, including any additional write-downs of our auction rate securities or the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, additional impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, we have previously recorded an other-than-temporary impairment charge on our $58.1 million par value auction rate securities, which are currently recorded at their estimated fair value of $26.2 million.

We have incurred substantial losses in the past and may incur additional losses.

We have been profitable for twelve consecutive quarters before considering the retrospective application, on January 1, 2009, of the provisions of accounting guidance for convertible debt with conversion and other options. Despite our recent profitability, we may incur future operating losses related to the development of our other drug candidates or investments in other product opportunities or a negative outcome in the ANDA litigation with Teva. If we fail to maintain profitability, the market price of our common stock may decline.

We may require additional funds and we do not know if additional funds would be available to us at all, or on terms that we find acceptable, particularly given the strain in the financial and credit markets.

We may be required to seek additional funds due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, $300.0 million aggregate principal amount of the 2.25% Notes mature on June 15, 2013. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us, particularly if the credit and financial markets continue to be constrained.

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

Risks Related to Our Industry

Patent litigation or other intellectual property proceedings relating to our products or processes could result in liability for damages or stop our development and commercialization efforts for such products.

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include the risks set forth elsewhere in this “Risk Factors” section and the following:

•                  if third parties file ANDAs with the FDA seeking to market generic versions of our products prior to expiration of relevant patents owned or licensed by us, we may need to defend our patents, including by filing lawsuits alleging patent infringement, as we have done in the Teva litigation described above;

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

An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this “Risk Factors” section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, the uncertainty of the outcome of the Teva litigation, and developments in the Teva litigation that may be perceived to negatively impact our position in the litigation, our stock price may decline. In addition, an adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and will likely have a material adverse effect on our results of operations and financial condition.

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

In both domestic and foreign markets, sales of CUBICIN and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN, or related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or provide an insufficient level of coverage and reimbursement, CUBICIN may be too costly for general use, and physicians may not prescribe it. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as Health Maintenance Organizations, or HMOs, are likely to have an effect on the successful commercialization of, and our ability to attract collaborative partners to invest in the development of CUBICIN and our drug product candidates.

In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the following, impact the revenues that we derive from CUBICIN:

•                  The statutory requirement that Medicare may not make a higher payment for inpatient services that are necessitated by hospital acquired medical conditions, or HACs, arising after a patient is admitted to a hospital may affect the rate of reimbursement for CUBICIN. Although MRSA has not been designated as a HAC, it is implicated by this statutory requirement in situations where MRSA triggers another condition that is itself a HAC. In addition, MRSA may be added as a HAC in the future. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that develop a HAC which may be treated with CUBICIN.

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

•                  A portion of CUBICIN administered in outpatient settings is subject to reimbursement under the federal Medicare Part D prescription drug program. Recently-enacted legislation requires a number of changes to this program that will largely eliminate the patient coverage gap, which is sometimes referred to as “doughnut hole,” over a number of years beginning in 2011. One element of this legislation requires, as a condition of coverage of a drug under Part D, beginning in 2011, that pharmaceutical manufacturers, such as Cubist, provide a 50% discount for prescriptions of their brand-name drugs filled within the coverage gap.

•                  Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid under a fee-for-service benefit. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current average manufacturer price, or AMP, and best price for CUBICIN to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Recently-enacted legislation altered the Medicaid rebate amount formula in a manner that will increase our rebate liability starting in 2010, which may negatively impact CUBICIN revenues and revenues from other products that we may sell in the future. That legislation, upon enactment, also expanded the universe of Medicaid utilization subject to rebates to include utilization that occurs under a capitated benefit structure, which also may reduce our revenues. In addition, that legislation provides additional conditions, to be phased in between 2010 and 2014, under which individuals may qualify for the Medicaid program and its drug benefit; these changes could increase the number of individuals eligible for the Medicaid drug benefit. Expanded Medicaid eligibility could increase the portion of CUBICIN sales that are subject to Medicaid rebates and, thereby, reduce our revenues. The legislation also provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program, which could impact CUBICIN sales. Finally, that legislation also changes the definition of AMP effective October 2010, which may impact our Medicaid rebate liability and, as a result, impact our revenues. The revised AMP definition is already the subject of new pending legislation, which if enacted, could further impact our Medicaid rebate liability and thus our revenues.

•                  The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the PHS 340B drug pricing program. The PHS 340B drug pricing program extends discounts on outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries. The required discount is calculated based on the reported AMP and Medicaid rebate amount for CUBICIN.  The recent legislative revisions to the Medicaid rebate formula and AMP definition could cause this required discount to increase. Recent legislation extends the discounts to new types of entities in 2010, and pending legislation would further expand the program to drugs used in the inpatient setting under certain circumstances. In addition, recently-enacted legislation requires, beginning in 2014, substantial reductions to the special federal Medicare funding that hospitals with disproportionate share status receive; this reduced funding and the anticipation of it could cause such hospitals to re-evaluate their purchases of branded pharmaceuticals, including CUBICIN.

•                  We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, we are required to offer deeply discounted FSS contract pricing to four federal agencies for federal funding to be made available to pay for any of our products under the Medicaid program and Medicare Part B and for our products to be eligible to be purchased by those federal agencies and certain federal grantees.

•                  Recently-enacted legislation requires pharmaceutical manufacturers, such as Cubist, to pay an annual fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the industry’s overall fee requirement (approximately $2.5 billion in 2011 and set to increase in ensuing years) based on the dollar value of its sales to certain federal programs identified in the law. Cubist’s annual share of the fee will be difficult to project, as it will be determined not only by Cubist’s own sales to these programs, but also by similar sales by all other pharmaceutical companies.

In addition to these existing legislative and regulatory mandates, future legislation or regulatory actions altering these mandates or imposing new ones may have a significant effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, legislative and regulatory actions and proposals to control and reduce health care costs.

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

Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an investigational new drug application, or IND, to the FDA or a similar document to competent health authorities outside the U.S. The FDA and other countries’ authorities will allow us to begin clinical trials under an IND if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the data to support an IND. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we did not have sufficient data to file for an IND and proceed with clinical trials, and this likely will happen again in the future.

Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g. Institutional Review Boards and Ethical Committees, or ECs,) associated with the institutions where the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. For example, in December 2009, we announced the early closing of enrollment of both Phase 2 trials of CB-500,929 subsequent to a recommendation from the Data Safety Monitoring Board to temporarily suspend enrollment in one of the trials, known as the CONSERV-2 trial, due to the observation of a statistically significant increase in mortality observed in the CB-500,929 arm of the trial relative to the comparator arm in that trial. In March 2010, we decided to stop development of CB-500,929 due to the top line efficacy and safety data from the CONSERV Phase 2 trials.

Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed or prematurely terminated, such as:

•                  unforeseen safety issues or findings of an unacceptable safety profile;

•                  findings of an unacceptable risk-benefit profile as a result of analyses conducted during the course or upon completion of ongoing clinical trials or other types of adverse events that occur in clinical trials that are disproportionate to statistical expectations;

•                  inadequate efficacy observed in the clinical trials;

•                  the rate of patient enrollment, including limited availability of patients who meet the criteria for certain clinical trials or inability to enroll patients;

•                  our inability to manufacture, or obtain from a third-party manufacturer, sufficient quantities of acceptable materials for use in clinical trials;

•                  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of CXA-101 or CXA-201 that may be conducted by Astellas;

•                  the delay or failure in reaching agreement on contract terms with prospective study sites and other third-party vendors who are supporting our clinical trials;

•                  our inability to reach agreement on trial design and priorities with collaborators with whom we are co-developing a drug candidate;

•                  the difficulties and complexity of testing our drug candidates in clinical trials with pediatric patients as subjects, particularly with respect to CUBICIN;

•                  the failure of third-party clinical research organizations and other third-party service providers and independent clinical investigators that we have engaged to manage and conduct the trials with appropriate quality and in compliance with regulatory requirements to perform their oversight of the trials or to meet expected deadlines;

•                  the failure of our clinical investigational sites, and related facilities and the records kept at such sites, and clinical trial data to be in compliance with the FDA’s Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, European Medicines Agency, or EU Member State inspections of clinical trials;

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

•                  changes in laws, regulation, regulatory policy, or clinical practices.

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

Moreover, even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with gentamycin combination therapy in the treatment of S. aureus infective right-sided bacterial endocarditis. Our business could be seriously harmed if we do not complete these studies and the FDA, as a result, requires us to change related sections of the marketing label for CUBICIN.

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

Compliance/Fraud and Abuse.  We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect both their own programs and laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that are generated from sales of CUBICIN in these countries.

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

•                  economic weakness, including inflation, or political instability in particular foreign economies and markets; and

•                  actions by our licensees, distributors, manufacturers, clinical research organizations, other third parties who act on our behalf or with whom we do business in foreign countries, or our employees who are working abroad that could subject us to investigation or prosecution under foreign or U.S. laws, including the U.S. Foreign Corrupt Practices Act, or the anti-bribery or anti-corruption laws, regulations or rules of such foreign countries.

These and other risks associated with our international operations, including those described elsewhere in this “Risk Factors” section, may materially adversely affect our business and results of operations.

Environmental, Safety and Climate Control.  Our research, development and manufacturing efforts, and those of third parties that research, develop and manufacture our products and product candidates on our behalf or in collaboration with us, involve the controlled use of hazardous materials, including chemicals, viruses, bacteria and various radioactive compounds, and are therefore subject to numerous U.S. and international environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition, we, and our collaborators and third-party manufacturers, may also become subject to laws and regulations related to climate change, including the impact of global warming. The costs of compliance with environmental and safety laws and regulations are significant and the costs of complying with climate change laws could also be significant. Any violations, even if inadvertent or accidental, of current or future environmental, safety or climate change laws or regulations could subject us to substantial fines, penalties or environmental remediation costs, or cause us to lose permits or other authorizations to operate affected facilities, any of which could adversely affect our operations.

Employment and Human Resources.  The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid, and are subject to evolving interpretations by regulatory and judicial authorities.  The failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our operations.  For example, a recent decision by the U.S. Court of Appeals for the Second Circuit, In re Novartis Wage & Hour Litigation, in a split from an earlier decision from the U.S Court of Appeals for the Third Circuit, held that pharmaceutical sales representatives were non-exempt employees under the Fair Labor Standards Act.  The Second Circuit’s decision may trigger additional litigation against pharmaceutical companies, including us.  An adverse result in any such litigation could result in significant damages to us and could therefore have a material adverse effect on our business and results of operations.

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

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, inventories, investments, impairment of long-lived assets including other intangible assets, goodwill, and IPR&D, accrued clinical research costs, income taxes, stock-based compensation, contingent consideration, and product rebate and return accruals. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates under different assumptions or conditions or events occur which cause us to have to re-assess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

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

The nature of our business exposes us to potential liability inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the amounts that we desire for a price we are willing to pay. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings may also absorb significant management time.

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

•                  any liabilities in excess of amounts that we have accrued or reserved on our balance sheet;

•                  failure of third-party reporters of sales data to accurately report our sales figures;

•                  changes in the market, medical need or demand for CUBICIN;

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

In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Several aspects of our corporate governance may discourage a third party from attempting to acquire us.

Several factors might discourage an attempt to acquire us that could be viewed as beneficial to our stockholders who wish to receive a premium for their shares from a potential bidder. For example:

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

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1*                    Amendment No. 2, dated April 18, 2007, to Processing Services Agreement between Oso BioPharmaceuticals Manufacturing, LLC (successor-in-interest to Cardinal Health PTS, LLC) and Cubist, dated August 11, 2004.

10.2**             2010 Equity Incentive Plan (Appendix A, Definitive Proxy Statement on Form DEF-14A filed on April 30, 2010, File No. 000-21379).

10.3**             2010 Equity Incentive Plan.

10.4**             Separation Agreement and Release, dated June 15, 2010, between Cubist and Lindon Fellows.

10.5**             Performance-Based Management Incentive Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 30, 2010, File No. 000-21379).

23.1                           Consent of Houlihan Smith & Company Inc.

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***   The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

* Confidential treatment requested

** Management contract or compensatory plan or arrangement

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

July 30, 2010
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)