Form 10-Q
period 2010-09-30
CUBIST PHARMACEUTICALS INC
filed 2010-10-29
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 22, 2010: 59,301,291.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended September 30, 2010

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$172,052	$157,316
Short-term investments	372,088	161,686
Accounts receivable, net	61,304	57,827
Inventory	25,590	25,497
Deferred tax assets, net	4,880	33,387
Prepaid expenses and other current assets	39,827	14,316
Total current assets	675,741	450,029
Property and equipment, net	75,202	68,382
In-process research and development	194,000	194,000
Goodwill	63,020	63,020
Other intangible assets, net	14,580	16,783
Long-term investments	60,967	177,161
Other assets	13,066	8,300
Total assets	$1,096,576	$977,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,395	$18,660
Accrued liabilities	69,234	85,471
Short-term deferred revenue	2,638	2,078
Short-term contingent consideration	30,594	20,000
Total current liabilities	115,861	126,209
Long-term deferred revenue, net of short-term portion	21,208	18,813
Deferred tax liabilities, net	41,125	31,205
Contingent consideration, net of short-term portion	54,795	81,600
Long-term debt, net	256,027	245,386
Other long-term liabilities	9,400	3,819
Total liabilities	498,416	507,032
Commitments and contingencies (Notes C, H, M, N)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 59,145,736 and 57,978,174 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	59	58
Additional paid-in capital	749,716	702,248
Accumulated other comprehensive income	260	7,318
Accumulated deficit	(151,875)	(238,981)
Total stockholders’ equity	598,160	470,643
Total liabilities and stockholders’ equity	$1,096,576	$977,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
U.S. product revenues, net	$154,486	$137,660	$444,744	$376,180
International product revenues	6,009	3,928	18,983	8,877
Service revenues	—	1,500	8,500	9,050
Other revenues	1,556	446	2,426	1,316
Total revenues, net	162,051	143,534	474,653	395,423

Costs and expenses:
Cost of product revenues	37,000	30,771	105,178	83,329
Research and development	36,955	35,527	115,984	118,440
Contingent consideration	1,094	—	3,789	—
Sales and marketing	20,587	18,883	63,466	60,020
General and administrative	14,284	12,857	43,037	36,446
Total costs and expenses	109,920	98,038	331,454	298,235

Operating income	52,131	45,496	143,199	97,188

Other income (expense):
Interest income	1,068	1,147	3,655	3,141
Interest expense	(5,534)	(5,293)	(16,379)	(15,576)
Other income (expense)	3,788	(24)	1,345	(57)
Total other income (expense), net	(678)	(4,170)	(11,379)	(12,492)
Income before income taxes	51,453	41,326	131,820	84,696
Provision for income taxes	20,225	15,947	52,045	27,765
Net income	$31,228	$25,379	$79,775	$56,931

Basic net income per common share	$0.53	$0.44	$1.36	$0.99
Diluted net income per common share	$0.50	$0.42	$1.29	$0.98

Shares used in calculating:
Basic net income per common share	59,047,880	57,842,403	58,621,263	57,673,057
Diluted net income per common share	69,780,060	68,534,597	69,312,849	68,322,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$79,775	$56,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,707	8,885
Amortization and accretion of investments	4,915	(329)
Unrealized gain on auction rate securities	(2,309)	—
Amortization of debt discount and debt issuance costs	11,316	10,464
Deferred income taxes	38,427	23,239
Foreign exchange loss	1,148	—
Stock-based compensation	11,938	10,194
Contingent consideration	3,789	—
Charge for company 401(k) common stock match	2,699	2,535
Changes in assets and liabilities:
Accounts receivable	(3,477)	(13,218)
Inventory	(217)	(965)
Prepaid expenses and other current assets	(25,511)	3,228
Other assets	(5,441)	48
Accounts payable and accrued liabilities	(23,105)	(10,790)
Deferred revenue and other long-term liabilities	8,536	5,354
Total adjustments	31,415	38,645
Net cash provided by operating activities	111,190	95,576
Cash flows from investing activities:
Purchases of property and equipment	(11,837)	(9,189)
Purchases of investments	(414,897)	(123,871)
Proceeds from investments	316,237	50,000
Net cash used in investing activities	(110,497)	(83,060)
Cash flows from financing activities:
Payment of contingent consideration	(20,000)	—
Issuance of common stock, net	13,777	4,457
Excess tax benefit on stock-based awards	19,295	—
Net cash provided by financing activities	13,072	4,457
Net increase in cash and cash equivalents	13,765	16,973
Effect of changes in foreign exchange rates on cash balances	971	—
Cash and cash equivalents at beginning of period	157,316	409,023
Cash and cash equivalents at end of period	$172,052	$425,996
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,487	$370

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

B.            ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s results of operations for the three and nine months ended September 30, 2010, include the results of Calixa Therapeutics Inc., or Calixa, which Cubist acquired on December 16, 2009.

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

Fair Value Measurements

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts. Investments are considered available-for-sale as of September 30, 2010 and December 31, 2009, and are carried at fair value.

In connection with its acquisition of Calixa in December 2009, the Company recorded contingent consideration relating to potential amounts payable to Calixa’s former shareholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration is recognized at its estimated fair value of $85.4 million and $101.6 million as of September 30, 2010 and December 31, 2009, respectively, and was determined based on a probability-weighted income approach. During the nine months ended September 30, 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for complicated urinary tract infections, or cUTI, and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to Calixa’s former shareholders.  The change in the fair value of contingent consideration for the three and nine months ended September 30, 2010, relates to the time value of money, and is recognized within the condensed consolidated statements of income.  The contingent consideration liability balance at September 30, 2010, also reflects the $20.0 million milestone payment, which was made in June 2010. There were no significant changes in probabilities used in the fair value estimates during the three and nine months ended September 30, 2010.

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

Investments

Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Short-term investments include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities, as well as auction rate securities, which are private placement, synthetic collateralized debt obligations that mature in 2017. The auction rate securities have an original cost of $58.1 million and an estimated fair value of $28.5 million and $25.9 million as of September 30, 2010 and December 31, 2009, respectively. Given the repeated failure of auctions for the auction rate securities, these investments are not considered liquid and have been classified as long-term investments as of September 30, 2010 and December 31, 2009.

Unrealized gains and losses on investments other than auction rate securities are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends, interest income, and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income.

Prior to July 1, 2010, the Company recognized and reported other-than-temporary impairments on its auction rate securities under guidance adopted in April 2009.  Under that accounting guidance, if the fair value of a debt security was less than its amortized cost basis at the measurement date and the entity intended to sell the debt security or it was more-likely-than-not that it would be required to sell the security before the recovery of its amortized cost basis, the entire impairment was considered other-than-temporary and was recognized in other income (expense). Otherwise, the impairment was separated into an amount relating to the credit loss and an amount relating to all other factors, or non-credit loss. The other-than-temporary impairment relating to the credit loss was recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any non-credit loss was recognized, in certain circumstances, within equity as a separate component of accumulated other comprehensive income (loss).

On July 1, 2010, Cubist adopted accounting guidance which amends previous guidance pertaining to the evaluation of and accounting for credit derivatives embedded in beneficial interests in securitized financial assets by eliminating a scope exception that was available in certain circumstances.  The auction rate securities held by the Company contain embedded credit derivatives, including credit default swaps, or CDS, which are no longer eligible for the scope exception upon adoption of the amended guidance.  As a result, Cubist is now required to either bifurcate the embedded credit derivatives from its auction rate securities, recognizing the change in the fair value of these derivatives in the income statement, or irrevocably elect the fair value option, recognizing the entire change in the fair value of Cubist’s investment in auction rate securities in the income statement.  Cubist elected the fair value option, and accordingly, recognized the $2.3 million increase in fair value of its auction rate securities within other income (expense) for the three months ended September 30, 2010.  As a result of the Company’s adoption of this guidance, existing unrealized gains/losses were required to be reclassified from accumulated other comprehensive income to accumulated deficit. Accordingly, the Company recorded a $7.3 million net cumulative effect adjustment related to unrealized gains on its auction rate securities as of July 1, 2010.  See “Comprehensive Income” section within Note B., “Accounting Policies,” and Note D., “Investments,” for additional information.

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

Cubist’s account receivables at September 30, 2010 and December 31, 2009, primarily represent amounts due to the Company from wholesalers, including Amerisource Bergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, as well as from Cubist’s international partners for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and nine months ended September 30, 2010 and 2009, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2009.

	Percentage of total accounts receivable balance as of
	September 30,	December 31,
	2010	2009
Amerisource Bergen Drug Corporation	28%	29%
Cardinal Health, Inc.	23%	21%
McKesson Corporation	20%	17%

	Percentage of total revenues for the three months ended September 30,		Percentage of total revenues for the nine months ended September 30,
	2010	2009	2010	2009
Amerisource Bergen Drug Corporation	25%	30%	26%	30%
Cardinal Health, Inc.	23%	23%	22%	26%
McKesson Corporation	18%	17%	17%	17%

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $5.0 million and $2.2 million at September 30, 2010 and December 31, 2009, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the product’s expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $6.4 million and $5.2 million at September 30, 2010 and December 31, 2009, respectively.

In the three months ended September 30, 2010 and 2009, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $19.3 million and $13.2 million, respectively. In the nine months ended September 30, 2010 and 2009, provisions for sales returns, chargebacks, rebates, wholesaler management fees and discounts that were offset against product revenues totaled $48.2 million and $30.5 million, respectively.  The increase in the amount of the provisions that were offset against product revenues is due primarily to increases in Medicaid rebates, chargebacks and pricing discounts resulting from increased revenues from U.S. sales of CUBICIN, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by the health care reform legislation enacted earlier this year.

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

Service Revenues

From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V. in the U.S. under the Company’s Commercial Services Agreement with AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The Company recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca to Cubist, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. Cubist assessed the amount of revenue it recognized at the end of each quarterly period to reflect its actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

Service revenues were $8.5 million for the nine months ended September 30, 2010, and $1.5 million and $9.0 million for the three and nine months ended September 30, 2009, respectively. The nine month period ended September 30, 2009, also included a $4.5 million payment reflecting the percentage of gross profit that Cubist received during the first quarter of 2009 for sales exceeding the 2008 annual baseline sales amount.

Other Revenues

Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist’s license, collaboration and commercialization agreements. The Company analyzes its multiple-deliverable arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

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

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income, basic	$31,228	$25,379	$79,775	$56,931
Effect of dilutive securities:
Interest on 2.25% convertible subordinated notes, net of tax	1,022	1,053	3,020	3,249
Debt issuance costs, net of tax	136	141	402	433
Debt discount amortization, net of tax	2,194	2,079	6,348	6,281
Net income, diluted	$34,580	$28,652	$89,545	$66,894

Shares used in calculating basic net income per common share	59,047,880	57,842,403	58,621,263	57,673,057
Effect of dilutive securities:
Options to purchase shares of common stock and restricted stock units	982,750	942,764	942,156	900,093
Notes payable convertible into shares of common stock	9,749,430	9,749,430	9,749,430	9,749,430
Shares used in calculating diluted net income per common share	69,780,060	68,534,597	69,312,849	68,322,580

Net income per share, basic	$0.53	$0.44	$1.36	$0.99
Net income per share, diluted	$0.50	$0.42	$1.29	$0.98

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Options to purchase shares of common stock and restricted stock units	3,920,284	3,140,551	3,872,697	4,426,959

Comprehensive Income

During the three and nine months ended September 30, 2010 and 2009, comprehensive income included the Company’s net income as well as increases and decreases in unrealized gains and losses on the Company’s available-for-sale securities.

The following table summarizes the components of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Net income	$31,228	$25,379	$79,775	$56,931
Decrease (increase) in unrealized loss on auction rate securities	—	6,350	(237)	12,595
Other unrealized investment gains	548	70	510	70
Total comprehensive income	$31,776	$31,799	$80,048	$69,596

The following table sets forth the accumulated other comprehensive income (loss) activity during the nine months ended September 30, 2010, including the cumulative effect adjustment related to net unrealized gains on the Company’s auction rate securities as a result of the Company’s adoption of accounting guidance on July 1, 2010:

(in thousands)

Balance at January 1, 2010	$7,318
Cumulative effect adjustment as a result of new accounting guidance adopted on July 1, 2010 comprised of:
Net unrealized gains	(17,253)
Non-credit portion of previously recognized impairment charges	8,789
Accretion of previously recognized credit loss impairments	1,133
Total cumulative effect adjustment	(7,331)
Other comprehensive income for the nine months ended September 30, 2010	273
Balance at September 30, 2010	$260

Stock-Based Compensation

The Company expenses the fair value of employee stock options and other forms of stock-based compensation, including restricted stock units, over the awards’ vesting periods. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. The fair value of each stock-based award is expensed under the straight-line method. See Note K., “Employee Stock Benefit Plans,” for additional information.

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of September 30, 2010, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. Cubist had a nonrecognizable subsequent event that occurred after September 30, 2010. The event is described in Note O., “Subsequent Events.”

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The Company has not adopted this guidance early and adoption of this amendment is not expected to have a material impact on Cubist’s results of operation or financial condition.

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

C.            BUSINESS COMBINATIONS

On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $100.0 million in cash and contingent consideration with an estimated acquisition-date fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. The results of Calixa are included in the Company’s results of operations as of the date of acquisition. The pro-forma effect of this acquisition from the beginning of 2009 is immaterial to the Company’s results of operations. Calixa was a privately-held development stage biopharmaceutical company, focused on the development of novel antibiotics that address multi-drug resistant Gram-negative pathogens. Calixa’s lead compound, CXA-201, is an intravenously administered combination of an anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed rights to from Astellas Pharma Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. As a result of the acquisition, Cubist obtained the rights to develop and commercialize CXA-201 and other products that incorporate CXA-101 in all territories of the world except select Asia-Pacific and Middle East territories. The agreement with Astellas was amended in September 2010 to allow Cubist to develop CXA-201 and other products that incorporate CXA-101 in all territories of the world. In June 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to Calixa’s former shareholders.

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

The $5.5 million difference between the total fair value of consideration transferred and the amount allocated to purchase price primarily relates to stock-based compensation charges recognized in the postcombination period ended December 31, 2009.

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

The contingent consideration relates to potential amounts payable to Calixa’s former shareholders upon the achievement of certain development, regulatory and sales milestones for CXA-201 indications. The undiscounted amounts Cubist may be required to pay range from $20.0 million to $310.0 million as of September 30, 2010, and reflect the $20.0 million milestone payment made in June 2010 described below. This contingent consideration is recognized at its estimated fair value of $85.4 million and $101.6 million, as of September 30, 2010 and December 31, 2009, respectively, and was determined based on a probability-weighted income approach, less any payments made pursuant to the agreement. During the nine months ended September 30, 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to Calixa’s former shareholders. The change in the fair value of contingent consideration for the three and nine months ended September 30, 2010, relates to the time value of money, and is recognized within the condensed consolidated statements of income. The contingent consideration liability balance at September 30, 2010, also reflects the $20.0 million milestone payment described above. There were no significant changes in probabilities used in the fair value estimates during the three and nine months ended September 30, 2010. This fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement within the fair value hierarchy. See Note E., “Fair Value Measurements,” for additional information.

D.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at September 30, 2010:
Bank deposits	$25,251	$—	$—	$25,251
U.S. treasury securities	121,078	178	(5)	121,251
Federal agencies	25,256	16	—	25,272
Corporate notes	232,723	172	(98)	232,797
Auction rate securities	28,484	—	—	28,484
Total	$432,792	$366	$(103)	$433,055

Balance at December 31, 2009:
Bank deposits	$45,511	$56	$(4)	$45,563
U.S. treasury securities	96,676	7	(106)	96,577
Federal agencies	61,657	16	(43)	61,630
Corporate notes	92,460	2	(179)	92,283
Auction rate securities	18,290	7,568	—	25,858
Total	$314,594	$7,649	$(332)	$321,911

The auction rate securities are private placement, synthetic collateralized debt obligations of $58.1 million in original cost. While the auction rate securities do not contractually mature until 2017, the interest rates on such securities reset at intervals of less than 35 days. Given the repeated failed auctions experienced since August 2007, the auction rate securities are classified as long-term investments as of September 30, 2010 and December 31, 2009, as they are not considered liquid.  See Note B., “Accounting Policies,” and Note E., “Fair Value Measurements,” for additional information.

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

The fair values of the Company’s financial assets and liabilities carried at fair value as of September 30, 2010 and December 31, 2009, are classified in the table below into one of the three categories described above:

	September 30, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$12,418	$—	$—	$12,418
Bank deposits	—	63,634	—	63,634
U.S. treasury securities	121,251	—	—	121,251
Federal agencies	25,272	—	—	25,272
Corporate notes	—	235,656	—	235,656
Auction rate securities	—	—	28,484	28,484
Total assets	$158,941	$299,290	$28,484	$486,715
Liabilities
Contingent consideration	$—	$—	$85,389	$85,389
Total liabilities	$—	$—	$85,389	$85,389

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$66,329	$—	$—	$66,329
Bank deposits	—	45,563	—	45,563
U.S. treasury securities	96,577	—	—	96,577
Federal agencies	61,630	—	—	61,630
Corporate notes	—	92,283	—	92,283
Auction rate securities	—	—	25,858	25,858
Total assets	$224,536	$137,846	$25,858	$388,240
Liabilities
Contingent consideration	$—	$—	$101,600	$101,600
Total liabilities	$—	$—	$101,600	$101,600

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

Level 3 Roll-forward

The table below provides a reconciliation of fair value for which the Company used Level 3 inputs as of September 30, 2010 and December 31, 2009:

	Auction Rate Securities	Contingent Consideration
	(in thousands)

Balance at December 31, 2009	$25,858	$(101,600)
Total realized and unrealized gains (losses):
Included in net income	2,863	—
Included in comprehensive income (loss)	(237)	—
Contingent consideration expense	—	(3,789)
Contingent consideration milestone payment	—	20,000
Balance at September 30, 2010	$28,484	$(85,389)

Auction Rate Securities

Due to the fact that there is a limited market for the Company’s auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates. Given the complex structure of the auction rate securities, the Company engaged Houlihan Capital, or Houlihan, to assist it with its valuation. The Company used both the third-party valuation model from Houlihan and market bids received from Deutsche Bank AG, or DB, and Morgan Stanley to estimate the fair value for these securities. The Company weighted the valuation model equally with the market bid sources when developing the final fair value, given the Company’s determination that both the valuation model and bids data points have equal relevance in estimating fair value.

The first data point used, Houlihan’s valuation model and the resulting fair value assessment, incorporates the structure of each auction rate security, the 125-entity reference pool of CDS, spreads per reference entity, the collateral underlying the securities, the cash flow characteristics of the securities and the current trading environment of such securities. Houlihan’s valuation model considers various components of risk, including market-based bond and CDS pricing and a corresponding assessment of default risk and recovery expectations. The valuation process results in an assessment of the fair value an investor would expect to pay for a similar risk profiled portfolio. The model incorporates market data and CDS prices as of September 30, 2010. The Houlihan valuation model includes recovery rate assumptions as of September 30, 2010, between 20% and 30%. The CDS spreads on the underlying reference entities as of September 30, 2010, ranged from 23 to 3,468 basis points. Cubist’s validation of the fair value of Houlihan’s valuation model included a review of various assumptions, including, but not limited to, bond default rates, bond recovery rates, credit ratings, cash flow streams and discount rates.

The second data point used to calculate fair value is actual market bids from DB and Morgan Stanley. The Company does not have access to details regarding any auction rate securities being traded at these prices, but considers the market bids received from DB and Morgan Stanley as relevant data points given their role as brokers trading these types of securities.

Consistent with the Company’s investment policy guidelines, all five of the auction rate securities it holds had AAA credit ratings at the time of purchase. During the nine months ended September 30, 2010, all of the five auction rate securities the Company holds were downgraded by Fitch Ratings and as a result, the Fitch Ratings for these auction rate securities now range from BB to CCC.  Standard & Poor’s did not make any ratings changes during the nine months ended September 30, 2010. The current Standard & Poor’s credit ratings for these auction rate securities range from CCC to CCC-. The underlying risk components of the auction rate securities include pools of CDS, collateral notes and exposure to the security issuer. There is no underlying exposure to any mortgage-backed securities. The credit ratings on the underlying reference entities range from AAA to C. The riskiness of each underlying component of the auction rate securities was assessed and factored into the fair value of the securities as of September 30, 2010.

The fair value of the auction rate securities increased by $2.3 million and $2.6 million during the three and nine months ended September 30, 2010, respectively. The change in fair value during the three and nine months ended September 30, 2010, is primarily the result of increased market bids. The Company believes that the credit ratings for the auction rate securities reflect their long-term outlook and credit profile, whereas fair value is reflective of the factors described above. The change in the estimated fair value of the auction rate securities is recognized within other income (expense) for the three months ended September 30, 2010.  As a result of the Company’s adoption of accounting guidance on July 1, 2010, existing unrealized gains/losses, which were recognized in other comprehensive income prior to July 1, 2010, were required to be reclassified from accumulated other comprehensive income to accumulated deficit. See Note B., “Accounting Policies,” for additional information.

Contingent Consideration

Contingent consideration relates to potential amounts payable by the Company to the former shareholders of Calixa upon the achievement of certain development, regulatory and sales milestones for CXA-201, and other products incorporating CXA-101, in connection with the Company’s acquisition of Calixa. As of September 30, 2010 and December 31, 2009, the fair value of the contingent consideration was estimated to be $85.4 million and $101.6 million, respectively, and was determined based on a probability-weighted income approach, less the $20.0 million milestone payment made in June 2010, which is described in Note C., “Business Combinations.” This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are achieved, as well as a discount rate of 5.25%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company will assess these estimates on an on-going basis as additional data impacting the assumptions is obtained. The change in the fair value of contingent consideration for the three and nine months ended September 30, 2010, relates to the time value of money and is recognized within the condensed consolidated statements of income. The contingent consideration liability balance at September 30, 2010, also reflects the $20.0 million milestone payment made in June 2010. There were no significant changes in probabilities used in the fair value estimates during the three and nine months ended September 30, 2010.

F.              PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2010	2009
	(in thousands)

Building	$58,853	$56,597
Leasehold improvements	17,222	14,626
Laboratory equipment	26,154	24,672
Furniture and fixtures	2,472	2,108
Computer equipment	18,756	16,998
Construction in progress	5,465	1,376
	128,922	116,377
Less accumulated depreciation	(53,720)	(47,995)
Property and equipment, net	$75,202	$68,382

Depreciation expense was $2.4 million for each of the three months ended September 30, 2010 and 2009, respectively, and $6.5 million and $6.7 million for the nine months ended September 30, 2010 and 2009, respectively.

G.            GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill as of September 30, 2010, and changes during the nine months then ended is as follows:

(in thousands)
Balance at December 31, 2009	$63,020
Additions	—
Balance at September 30, 2010	$63,020

Goodwill has been assigned to the Company’s only reporting unit. See Note L., “Segment Information,” for additional information.

Other intangible assets, net consisted of the following at:

		September 30,	December 31,
		2010	2009
		(in thousands)

Patents		$2,627	$2,627
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangible assets		5,388	5,388
		39,015	39,015
Less:	accumulated amortization – patents	(2,292)	(2,245)
	accumulated amortization – manufacturing rights	(2,396)	(2,083)
	accumulated amortization – acquired technology rights	(14,368)	(12,525)
	accumulated amortization – intellectual property	(5,379)	(5,379)
Intangible assets, net		$14,580	$16,783

Amortization expense was $0.7 million for each of the three months ended September 30, 2010 and 2009, and $2.2 million for each of the nine months ended September 30, 2010 and 2009. The estimated aggregate amortization of intangible assets as of September 30, 2010, for each of the four succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2010	$734
2011	2,521
2012	2,521
2013	2,521
2014	2,521
2015 and thereafter	3,762
$14,580

H.            DEBT

2.50% Notes

In October 2010, the Company issued $450.0 million aggregate principal amount of 2.50% convertible senior notes due in 2017, or the 2.50% Notes, of which a portion of the net proceeds was used to repurchase approximately $190.8 million of the 2.25% Notes.  See Note O., “Subsequent Events,” for additional information.

2.25% Notes

As of September 30, 2010, Cubist’s outstanding debt consisted of $300.0 million aggregate principal amount of 2.25% convertible subordinated notes, or the 2.25% Notes. In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15th and December 15th. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock is greater than 150% of the applicable conversion price for a period of time as specified in the agreement governing the 2.25% Notes.

In February 2008, Cubist repurchased, in privately negotiated transactions, $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases were funded out of the Company’s working capital and reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. As of September 30, 2010, the “if converted value” does not exceed the principal amount of the 2.25% Notes. The fair value of the 2.25% Notes was estimated to be $308.9 million as of September 30, 2010, and was determined using quoted market rates.

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

The table below summarizes the carrying amounts of the liability component of the 2.25% Notes as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)

Total debt outstanding at the end of the period	$300,000	$300,000
Unamortized discount	(43,973)	(54,614)
Net carrying amount of the liability component	$256,027	$245,386

The net carrying value of the equity component of the 2.25% Notes as of September 30, 2010 and December 31, 2009, was $57.5 million.

The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. The effective interest rate on the liability component is 8.37%. The deferred financing costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the condensed consolidated balance sheet and are amortized to interest expense ratably over the life of the 2.25% Notes. The costs associated with the equity component are included in additional paid-in capital and are not amortized. The table below summarizes the interest expense the Company incurred for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Contractual interest coupon payment	$1,687	$1,687	$5,063	$5,063
Amortization of discount on debt	3,622	3,332	10,642	9,790
Amortization of the liability component of the debt issuance costs	225	225	674	674
Other interest expense	—	49	—	49
Total interest expense	$5,534	$5,293	$16,379	$15,576

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, Cubist may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of September 30, 2010 or December 31, 2009.

I.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2010	2009
	(in thousands)

Accrued royalty	$26,424	$44,390
Accrued bonus	7,920	8,913
Accrued benefit costs	5,339	4,047
Accrued Medicaid rebates	5,037	2,224
Accrued clinical trials	4,187	7,858
Accrued incentive compensation	3,695	4,823
Other accrued costs	16,632	13,216
Accrued liabilities	$69,234	$85,471

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

Inventories consisted of the following at:

	September 30,	December 31,
	2010	2009
	(in thousands)

Raw materials	$6,019	$9,351
Work in process	6,543	7,818
Finished goods	13,028	8,328
Inventory	$25,590	$25,497

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

Under the Cubist Amended and Restated 2002 Directors’ Equity Incentive Plan, 1,375,000 shares of common stock initially were or have become available for grant to members of the Company’s Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At September 30, 2010, there were 379,370 shares available for grant under this plan.

Under the 2010 EIP, the Company has reserved 6,000,000 shares of common stock for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units, stock grants, incentive stock grants, performance units and stock appreciation rights, plus the number of shares of common stock subject to stock options and restricted stock units granted under the 2000 EIP and outstanding as of June 10, 2010, which become available for additional awards thereunder by reason of the forfeiture, cancellation, expiration or termination of those awards after June 10, 2010. Options granted under the 2010 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2010 EIP vest ratably on an annual basis over a four-year period. At September 30, 2010, there were 5,902,156 shares remaining available for grant under the 2010 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$98	$71	$363	$210
Research and development	1,300	1,119	3,774	3,131
Sales and marketing	1,066	1,106	3,058	3,093
General and administrative	1,563	1,414	4,743	3,760
Total stock-based compensation	4,027	3,710	11,938	10,194
Income tax effect	(1,588)	(1,394)	(4,817)	(3,653)
Stock-based compensation included in net income	$2,439	$2,316	$7,121	$6,541

Valuation Assumptions

The fair value of each stock-based option award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method. The following weighted-average assumptions were used:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Expected stock price volatility	48%	49%	50%	49%
Risk free interest rate	1.5%	2.5%	2.2%	2.0%
Expected annual dividend yield per share	—	—	—	—
Expected life of options	4.5 years	4.0 years	4.5 years	4.0 years

General Option Information

A summary of option activity for the nine months ended September 30, 2010, is as follows:

	Number	Weighted Average Exercise Price

Outstanding at December 31, 2009	8,966,083	$18.60
Granted	1,548,889	$21.59
Exercised	(872,749)	$13.51
Canceled	(282,652)	$27.98
Outstanding at September 30, 2010	9,359,571	$19.28

Vested and exercisable at September 30, 2010	6,145,658	$18.90

Weighted average grant-date fair value of options granted during the period		$9.18

Restricted Stock Unit Information

A summary of restricted stock unit activity for the nine months ended September 30, 2010, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2009	199,489	$16.76
Granted	272,049	$21.28
Vested	(49,305)	$16.76
Forfeited	(8,659)	$19.13
Nonvested at September 30, 2010	413,574	$19.68

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

M.   INCOME TAXES

The following table summarizes the Company’s effective tax rates and income tax provisions for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except percentages)

Effective tax rate	39.3%	38.6%	39.5%	32.8%
Provision for income taxes	$20,225	$15,947	$52,045	$27,765

The effective tax rates of 39.3% and 39.5% for the three and nine months ended September 30, 2010, respectively, differ from the U.S. federal statutory income tax rate of 35.0% primarily due to state income taxes net of state tax credits and the impact of non-deductible contingent consideration expense. The effective tax rate for the three months ended September 30, 2010, includes a discrete benefit related to the reversal of a valuation allowance attributable to unrealized gains on Cubist’s auction rate securities. For the three and nine months ended September 30, 2009, the Company’s effective income tax rates were 38.6% and 32.8%, respectively. These effective tax rates were lower than the comparable periods in 2010 due to the $3.0 million net income tax benefit for discrete items attributable to the termination of the development of the Hepatitis C Virus compound acquired as a result of the Company’s acquisition of Illumigen Biosciences, Inc. recorded during 2009. In addition, the increase in the effective tax rates from 2009 to 2010 is partially related to the Company not recording a benefit for the 2010 federal research and development tax credit as it has not been extended by Congress and approved by the President.

At December 31, 2009, the Company had federal and state net operating loss, or NOL, carryforwards of $117.9 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $50.1 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since the Company expects to realize the tax benefits attributable to these NOLs during 2010, it has credited the federal and state tax benefits of these NOLs in the amount of $19.3 million to additional paid-in capital during the nine months ended September 30, 2010.

N.    LEGAL PROCEEDINGS

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying Cubist that Teva had submitted an Abbreviated New Drug application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also issued its claim construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva’s motion for leave to amend and on September 20, 2010, Teva filed its amended answer, alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva’s proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that Cubist is asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

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

O.    SUBSEQUENT EVENTS

On October 25, 2010, the Company completed a registered public offering of $450.0 million aggregate principal amount of the 2.50% Notes. The 2.50% Notes are convertible into common stock (i) at any time prior to May 1, 2017, upon specified circumstances; and (ii) regardless of the specified circumstances, anytime thereafter until maturity. The initial conversion rate of the 2.50% Notes is 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to an initial conversion price of approximately $29.18 per share. Interest is payable on each May 1st and November 1st, beginning May 1, 2011. The 2.50% Notes mature on November 1, 2017. The Company used a portion of the net proceeds received from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, approximately $190.8 million aggregate principal amount of its $300.0 million of outstanding 2.25% Notes at an average price of approximately $105.37 per $100 of debt.

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

•      our estimates relating to future milestone payments to the former shareholders of Calixa Therapeutics Inc., or Calixa, and our expectations regarding advancing the clinical programs of CXA-101 and 201, including our expectations to file a new drug application for indications of complicated urinary tract infections, or cUTI, and complicated intra-abdominal infections, or cIAI, and pursue the development of CXA-201 as potential treatment for hospital- and ventilator-associated pneumonia;

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

•      our expectations regarding the impact of U.S. health care reform legislation, including the expected impact of Medicaid rebates;

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

•      any changes in the current or anticipated market demand or medical need for CUBICIN, including as a result of the slowing or lack of growth, or possible decline, of the incidence of methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, skin and bloodstream infections or the economic downturn in the U.S. and around the world;

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

•      the ability of our third-party manufacturers, including our single source provider of CUBICIN API, to manufacture, release and deliver sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices, or GMPs, and other requirements of the regulatory approvals for CUBICIN in order to meet market demand and to do so at an acceptable cost;

•      the ability of our CUBICIN API manufacturer to complete the expansion of its manufacturing facility for CUBICIN API, including the receipt of any required regulatory approvals, on a timely basis in order to meet anticipated future demand for CUBICIN;

•      the impact of the results of ongoing or future trials for drug candidates that we are currently developing or may develop in the future, including the impact of unanticipated safety or efficacy data from such trials;

•      whether the FDA accepts proposed clinical trial protocols in a timely manner for additional studies of CUBICIN and our drug candidates as well as our ability to execute successful, adequate and well-controlled clinical trials in a timely manner and other risks that may cause our trials to be delayed or stopped;

•      the impact of the results of ongoing or future trials for drug candidates that we are currently developing that are being or will be conducted by our collaborators and others for indications that we do not have rights to but which are of relevance to our developmental activities;

•      our ability, and our partners’ ability, to protect the proprietary technologies and intellectual property related to our product candidates;

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

•      the impact of recently enacted and any future health care reform legislation in the U.S.;

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

•      our ability to attract and retain talented employees in order to grow our employee base and infrastructure to support the continued growth of our business;

•      our ability to finance our operations;

•      potential costs resulting from product liability or other third-party claims;

•      unexpected delays or expenses related to our ongoing capital projects and pipeline programs; and

•      a variety of risks common to our industry, including health care reform in jurisdictions outside the U.S. where our products are sold, which may negatively impact our business, ongoing regulatory review, public and investment community perception of the biopharmaceutical industry, statutory or regulatory changes including with respect to federal and state taxation, and our ability to attract and retain talented employees.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•      Overview: This section provides a summary of our business, of our product pipeline and our performance during the three and nine months ended September 30, 2010.

•      Results of Operations: This section provides a review of our results of operations for the three and nine months ended September 30, 2010 and 2009.

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

We had a total of $605.1 million in cash, cash equivalents and investments as of September 30, 2010, as compared to $496.2 million in cash, cash equivalents and investments as of December 31, 2009. As of September 30, 2010, we had an accumulated deficit of $151.9 million.

Our net income and net income per share for the three and nine months ended September 30, 2010 and 2009, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Net income	$31.2	$25.4	$79.8	$56.9
Basic net income per common share	$0.53	$0.44	$1.36	$0.99
Diluted net income per common share	$0.50	$0.42	$1.29	$0.98

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

Our net product revenues from worldwide product sales of CUBICIN for the three and nine months ended September 30, 2010, were $160.5 million and $463.7 million, respectively, as compared to $141.6 million and $385.1 million for the three and nine months ended September 30, 2009, respectively. We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, increased market penetration into a very large and growing market, and price increases we and our international partners may implement. Continuing to grow CUBICIN revenues in the U.S. is, to a large extent, dependent upon:

•      our ability to compete successfully with the products of current and future competitors;

•      our ability to continue to increase penetration of the large market into which CUBICIN is sold in the face of slowing or flat growth in the incidence of MRSA infections;

•      our ability to secure sufficient quantities of CUBICIN to meet demand and, in particular, to work with the manufacturer of our CUBICIN API to complete the expansion of capacity at the facility at which it manufactures CUBICIN API, including the receipt of any required regulatory approvals, on a timely basis;

•      our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN, including with respect to our litigation with Teva, described in more detail below;

•      continuing to have CUBICIN reimbursed by third-party payors at adequate levels, and maintaining reimbursement and rebate levels under federal government programs at levels that are similar to the levels established by recent health care reform; and

•                  future health care reform not including additional discount or rebate programs that impact CUBICIN, such as the expansion of the Public Health Service, or PHS, 340B drug pricing program into the outpatient (non-hospital) setting.

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also issued its claim construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva’s motion for leave to amend and on September 20, 2010, Teva filed its amended answer, alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva’s proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that we are asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

MERREM® I.V.  From July 2008 through June 2010, we promoted and provided other support for MERREM I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. under our Commercial Services Agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. We recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca to us, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. We assessed the amount of revenue we recognized at the end of each quarterly period to reflect our actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

Service revenues were $8.5 million for the nine months ended September 30, 2010, and $1.5 million and $9.0 million for the three and nine months ended September 30, 2009, respectively. The nine month period ended September 30, 2009, also included a $4.5 million payment reflecting the percentage of gross profit that we received during the first quarter of 2009 for sales exceeding the 2008 annual baseline sales amount.

Product Pipeline. Our research and development programs focus on opportunities created by unmet needs in the acute care market and leverage the experience we have gained through the development of CUBICIN. We continue to build a pipeline of acute care therapies through acquisition, licensing and collaboration agreements, as well as by progressing into clinical development compounds that we have developed internally. The following is a description of our clinical development programs:

CXA-201.  In December 2009, we acquired Calixa and with it, rights to CXA-201, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas Pharma, Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. Under the Astellas license agreement, as amended, we have the exclusive rights to manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle East territories, and to develop such products in all territories of the world. We are developing CXA-201 as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug resistant, or MDR, Pseudomonas aeruginosa, or P. aeruginosa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI, and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former shareholders. We currently are enrolling patients in a Phase 2 clinical trial of CXA-201 for the treatment of cIAI. This multicenter, double-blind, randomized study is comparing the safety and efficacy of CXA-201 to an active comparator in patients with cIAI. We expect to announce the results of this trial in the second half of 2011. Assuming positive results in this trial, we expect to schedule an end-of-Phase 2 meeting with regulatory authorities in the second half of 2011 before beginning Phase 3 trials with CXA-201 in both cUTI and cIAI. We expect to file a new drug application for two initial indications—in cUTI and cIAI—by year end 2013, assuming positive Phase 3 clinical trial results in both indications. We are also planning to pursue the development of CXA-201 as a potential treatment for hospital- and ventilator-associated pneumonia and expect to begin Phase 3 clinical trials of CXA-201 in these indications in 2012.

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

CB-182,804.  We completed Phase 1 clinical trials of CB-182,804 for the treatment of MDR Gram-negative infections in the third quarter of 2010. In September 2010, we announced that we discontinued development of CB-182,804.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues

The following table sets forth revenues for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009	% Change
	(in millions)
U.S. product revenues, net	$154.5	$137.7	12%
International product revenues	6.0	3.9	53%
Service revenues	—	1.5	-100%
Other revenues	1.6	0.4	249%
Total revenues, net	$162.1	$143.5	13%

Product Revenues, net

Our net revenues from sales of CUBICIN, which consists of U.S. product revenues, net, and international product revenues, were $160.5 million in the three months ended September 30, 2010, and $141.6 million in the three months ended September 30, 2009, an increase of $18.9 million, or 13%. Gross U.S. revenues from sales of CUBICIN totaled $173.8 million and $150.9 million for the three months ended September 30, 2010 and 2009, respectively. The $22.9 million increase in gross U.S. revenues was due to both increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $11.7 million, as well as the 6.9% price increase for CUBICIN in April 2010, which resulted in $11.2 million of additional gross U.S. product revenues. Gross U.S. product revenues were offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $19.3 million and $13.2 million, for the three months ended September 30, 2010 and 2009, respectively, an increase of $6.1 million or 46%. The increase in allowances against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, and the price increase described above, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by the health care reform legislation enacted earlier this year, which we will refer to as “health care reform.” As a result of the health care reform, provisions for Medicaid rebates are expected to increase at a higher rate than in prior periods. International product revenues of $6.0 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis AG, or Novartis, our EU partner for CUBICIN.

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

Service Revenues

Service revenues related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., as described further in the Overview section of this MD&A. The agreement expired in accordance with its terms at the end of June 2010. For the three months ended September 30, 2009, service revenues were $1.5 million.

Other Revenues

Other revenues were $1.6 million and $0.4 million for the three months ended September 30, 2010 and 2009. Other revenues for these periods consist primarily of the amortization of upfront payments, milestones and deferred product revenues under certain of our agreements with our international distribution partners for CUBICIN. For the three months ended September 30, 2010, other revenues include $1.1 million, which represents a cumulative adjustment under the contingency adjusted performance model, resulting from the achievement of a $4.0 million milestone under our agreement with AstraZeneca related to the receipt of regulatory approval of CUBICIN in China during the three months ended September 30, 2010. The remainder of the milestone payment was recognized as deferred revenue and will be amortized to other revenues over the period ending September 2019.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009	% Change
	(in millions)
Cost of product revenues	$37.0	$30.8	20%
Research and development	36.9	35.5	4%
Contingent consideration	1.1	—	N/A
Sales and marketing	20.6	18.9	9%
General and administrative	14.3	12.8	11%
Total costs and expenses	$109.9	$98.0	12%

Cost of Product Revenues

Cost of product revenues were $37.0 million and $30.8 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $6.2 million, or 20%. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly & Co., or Eli Lilly, costs to manufacture, test, store and distribute CUBICIN, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues of $6.2 million during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is attributable to the increase of sales of CUBICIN in the U.S. and internationally, as reported by our international partners. Our gross margin for the three months ended September 30, 2010, was 77% as compared to 78% for the three months ended September 30, 2009. We expect our gross margin percentage in 2010 to be similar to our gross margin percentage in 2009.

Research and Development Expense

Total research and development expense was $36.9 million in the three months ended September 30, 2010, as compared to $35.5 million in the three months ended September 30, 2009, an increase of $1.4 million, or 4%. The increase in research and development expenses is due primarily to increases of (i) $1.8 million in employee-related expenses due to an increase in headcount to support our increased research and development efforts; (ii) $1.0 million in consulting expenses; and (iii) $0.9 million in process development expenses. These increases were partially offset by a $1.9 million decrease in clinical trial expenses related to our previous clinical stage compound CB-500,929, which we stopped developing in March 2010.

We expect a slight decrease in research and development expenses in 2010 as compared to 2009 resulting from shifts in our various research and development investment activities. While expense relating to upfront and milestone payments is expected to be less than 2009, expenses related to manufacturing and development activity to advance our commercial, development and pre-clinical stage compounds are expected to increase.

Contingent Consideration Expense

Contingent consideration expense was $1.1 million in the three months ended September 30, 2010. This expense represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former shareholders pursuant to our agreement to acquire Calixa in December 2009. The change in fair value for the three months ended September 30, 2010, relates to the time value of money.

Contingent consideration expense, which relates to potential amounts payable to the former shareholders of Calixa upon the achievement of certain development, regulatory and sales milestones, may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with successfully completing clinical trials and obtaining regulatory approval, and the period in which we estimate these milestones will be achieved.

Sales and Marketing Expense

Sales and marketing expense in the three months ended September 30, 2010, was $20.6 million, as compared to $18.9 million in the three months ended September 30, 2009, an increase of $1.7 million, or 9%. The increase is primarily due to increases of (i) $1.2 million in employee-related expenses due to an increase in headcount; and (ii) $1.0 million in marketing expense.  Sales and marketing expenses are expected to increase in 2010 as compared to 2009 reflecting the cost associated with a series of pilot sales and marketing programs supported by an increase in the sales staff.

General and Administrative Expense

General and administrative expense was $14.3 million in the three months ended September 30, 2010, as compared to $12.8 million in the three months ended September 30, 2009, an increase of $1.5 million, or 11%. This increase is primarily due to an increase of $1.4 million in employee-related expenses due to an increase in headcount.

We expect general and administrative expense in 2010 to increase as compared to 2009 primarily due to an increase in salaries, benefits, contract labor and employee-related expenses due to additional headcount hired throughout 2009 and planned new hires during 2010 to support the continued growth of the business, and the first full year of fees and expenses related to the patent infringement litigation with Teva.

Other Income (Expense), net

The following table sets forth other income (expense), net for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009	% Change
	(in millions)
Interest income	$1.0	$1.1	-7%
Interest expense	(5.5)	(5.3)	5%
Other income (expense)	3.8	—	N/A
Total other income (expense), net	$(0.7)	$(4.2)	-84%

Interest Income

Interest income in the three months ended September 30, 2010, was $1.0 million as compared to $1.1 million in the three months ended September 30, 2009, a decrease of $0.1 million, or 7%.

Interest Expense

Interest expense in the three months ended September 30, 2010, was $5.5 million as compared to $5.3 million in the three months ended September 30, 2009, an increase of $0.2 million, or 5%. The table below summarizes our interest expense for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009
	(in millions)
Contractual interest coupon payment	$1.7	$1.7
Amortization of debt discount	3.6	3.3
Amortization of the liability component of debt issuance costs	0.2	0.2
Other interest expense	—	0.1
Total interest expense	$5.5	$5.3

We expect interest expense to increase due to the issuance of $450.0 million aggregate principal amount of 2.50% convertible senior subordinated notes which become due in November 2017, or the 2.50% Notes, in October 2010.  Additional information can be found in Note O., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements.

Other Income (Expense)

Other income was $3.8 million for the three months ended September 30, 2010, as compared to zero for the three months ended September 30, 2009. Other income for the three months ended September 30, 2010, primarily consists of (i) $2.3 million of unrealized gains on our auction rate securities, which are now recognized in other income (expense) as a result of accounting guidance adopted on July 1, 2010; and (ii) $1.5 million of foreign exchange gains for certain available-for-sale investments denominated in Euros, which are re-measured at the end of each period.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009
	(in millions, except percentages)

Effective tax rate	39.3%	38.6%
Provision for income taxes	$20.2	$15.9

The effective tax rate of 39.3% for the three months ended September 30, 2010, differs from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes net of state tax credits and non-deductible contingent consideration expense. The effective tax rate of 38.6% for the three months ended September 30, 2009, differs from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes net of state tax credits offset by the impact of federal and state research and development credits. The increase in the effective tax rate for September 30, 2010, as compared to September 30, 2009, is partially related to not recording a benefit for the 2010 federal research and development tax credit as it had not been extended by Congress and approved by the President as of September 30, 2010. We expect our full-year 2010 effective tax rate to be 40.4%. This rate does not consider the impact of a potential extension of the federal research and development tax credit.

At December 31, 2009, we had federal and state NOL carryforwards of $117.9 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $50.1 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since we expect to realize the tax benefits attributable to these NOLs during 2010, we have credited the federal and state tax benefits of these NOLs in the amount of $0.4 million to additional paid-in capital during the three months ended September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenues

The following table sets forth revenues for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009	% Change
	(in millions)
U.S. product revenues, net	$444.7	$376.2	18%
International product revenues	19.0	8.9	114%
Service revenues	8.5	9.0	-6%
Other revenues	2.4	1.3	84%
Total revenues, net	$474.6	$395.4	20%

Product Revenues, net

Our net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $463.7 million in the nine months ended September 30, 2010, and $385.1 million in the nine months ended September 30, 2009, an increase of $78.6 million, or 20%. Gross U.S. revenues from sales of CUBICIN totaled $492.9 million and $406.7 million for the nine months ended September 30, 2010 and 2009, respectively. The $86.2 million increase in gross U.S. revenues was due to both increased vial sales of CUBICIN in the U.S., which resulted in higher gross revenues of $44.8 million, as well as the 6.9% and 7.0% price increases for CUBICIN in April 2010 and June 2009, respectively, which resulted in $41.4 million of additional gross U.S. product revenues. Gross U.S. product revenues were offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $48.2 million and $30.5 million, for the nine months ended September 30, 2010 and 2009, respectively, an increase of $17.7 million or 58%. The increase in allowances against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN, and the price increases described above, as well as an increase in Medicaid rebates due to the increase in the scope and amount of Medicaid rebates established by the health care reform. As a result of the health care reform, provisions for Medicaid rebates are expected to increase at a greater rate than in prior periods. International product revenues of $19.0 million and $8.9 million for the nine months ended September 30, 2010 and 2009, respectively, consisted primarily of CUBICIN product sales to, and royalty payments based on CUBICIN net sales in the EU from, Novartis, our EU partner for CUBICIN.

Service Revenues

Service revenues for the nine months ended September 30, 2010 and 2009, were $8.5 million and $9.0 million, respectively, and related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V., which is described further in the Overview section of this MD&A. The agreement expired in accordance with its terms in June 2010. The service revenues for the nine months ended September 30, 2009, included a $4.5 million payment reflecting the percentage of gross profit that we received in the second quarter of 2009 for sales in 2008 exceeding the 2008 baseline sales amount.  2009 U.S. sales of MERREM I.V. did not exceed the established annual sales amount. As such, we did not receive a similar gross profit percentage payment for 2009 sales in 2010.

Other Revenues

Other revenues were $2.4 million and $1.3 million for the nine months ended September 30, 2010 and 2009. Other revenues for these periods consist primarily of the amortization of upfront payments, milestones and deferred product revenues under certain of our agreements with our international distribution partners for CUBICIN. For the nine months ended September 30, 2010, other revenues include $1.1 million which represents a cumulative adjustment under the contingency adjusted performance model, resulting from the achievement of a $4.0 million milestone under our agreement with AstraZeneca related to the receipt of regulatory approval of CUBICIN in China. The remainder of the milestone payment was recognized as deferred revenue and will be amortized to other revenues over the period ending September 2019.

Costs and Expenses

The following table sets forth costs and expenses for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009	% Change
	(in millions)
Cost of product revenues	$105.2	$83.3	26%
Research and development	116.0	118.4	-2%
Contingent consideration	3.8	—	N/A
Sales and marketing	63.5	60.0	6%
General and administrative	43.0	36.5	18%
Total costs and expenses	$331.5	$298.2	11%

Cost of Product Revenues

Cost of product revenues were $105.2 million and $83.3 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $21.9 million, or 26%. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly, costs to manufacture, test, store and distribute CUBICIN, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues of $21.9 million during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is attributable to the increase of sales of CUBICIN in the U.S. and internationally, as reported by our international partners. Our gross margin for the nine months ended September 30, 2010, was 77% as compared to 78% for the nine months ended September 30, 2009.

Research and Development Expense

Total research and development expense was $116.0 million in the nine months ended September 30, 2010, as compared to $118.4 million in the nine months ended September 30, 2009, a decrease of $2.4 million, or 2%. The decrease in research and development expenses was due primarily to a $20.0 million upfront payment made to Alnylam Pharmaceuticals, Inc., or Alnylam, in connection with a collaboration agreement, in the nine months ended September 30, 2009, with no similar payment made in the nine months ended September 30, 2010. This decrease was partially offset by increases of (i) $7.6 million in employee-related expenses due to an increase in headcount needed to support the increased research and development efforts; (ii) $4.6 million in process development expenses; and (iii) $2.8 million in clinical trial expenses related to our clinical stage compounds, including the CXA program, which was not in our pipeline during the nine months ended September 30, 2009.

Contingent Consideration Expense

Contingent consideration expense was $3.8 million in the nine months ended September 30, 2010. This expense represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former shareholders pursuant to our agreement to acquire Calixa in December 2009. The change in fair value for the nine months ended September 30, 2010, relates to the time value of money.

Sales and Marketing Expense

Sales and marketing expense in the nine months ended September 30, 2010, was $63.5 million, as compared to $60.0 million in the nine months ended September 30, 2009, an increase of $3.5 million, or 6%. The increase is primarily due to increases of (i) $3.7 million in employee-related expenses due to an increase in headcount; and (ii) $1.0 million in marketing expense, partially offset by a decrease of $1.3 million in expense incurred for promotional programs.

General and Administrative Expense

General and administrative expense was $43.0 million in the nine months ended September 30, 2010, as compared to $36.5 million in the nine months ended September 30, 2009, an increase of $6.5 million, or 18%. This increase is primarily due to an increase of $5.3 million in employee-related expenses due to increased headcount, as well as an increase of $1.0 million in professional service costs primarily related to the patent infringement litigation with Teva and its affiliates.

Other Income (Expense), net

The following table sets forth other income (expense), net for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009	% Change
	(in millions)
Interest income	$3.7	$3.1	16%
Interest expense	(16.4)	(15.6)	5%
Other income (expense)	1.3	—	N/A
Total other income (expense), net	$(11.4)	$(12.5)	-9%

Interest Income

Interest income in the nine months ended September 30, 2010, was $3.7 million as compared to $3.1 million in the nine months ended September 30, 2009, an increase of $0.6 million, or 16%. The increase is primarily related to the accretion of credit loss impairments previously recognized on our auction rate securities due to an increase in cash flows expected to be collected.

Interest Expense

Interest expense in the nine months ended September 30, 2010, was $16.4 million as compared to $15.6 million in the nine months ended September 30, 2009, an increase of $0.8 million, or 5%. The table below summarizes our interest expense for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
	(in millions)
Contractual interest coupon payment	$5.1	$5.1
Amortization of debt discount	10.6	9.8
Amortization of the liability component of debt issuance costs	0.7	0.7
Total interest expense	$16.4	$15.6

Other Income (Expense)

Other income was $1.3 million for the nine months ended September 30, 2010, as compared to zero for the nine months ended September 30, 2009. Other income for the nine months ended September 30, 2010, primarily consists of (i) $2.3 million of unrealized gains on our auction rate securities, which are now recognized in other income (expense) as a result of accounting guidance adopted on July 1, 2010; and (ii) $1.2 million of unrealized foreign exchange gains for certain available-for-sale investments denominated in Euros, which are re-measured at the end of each period, partially offset by $2.2 million of realized foreign exchange losses.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
	(in millions, except percentages)

Effective tax rate	39.5%	32.8%
Provision for income taxes	$52.0	$27.8

The effective tax rate of 39.5% for the nine months ended September 30, 2010, differs from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes net of state tax credits and non-deductible contingent consideration expense. The effective tax rate of 32.8% for the nine months ended September 30, 2009, differs from the U.S. federal statutory income tax rate of 35.0% mainly due to state income taxes net of state tax credits offset by the impact of federal and state research and development tax credits and a $3.0 million net income tax benefit for discrete items related to the termination, in 2009, of the development of the Hepatitis C Virus compound, or HCV compound, acquired from Illumigen. The increase in the effective tax rate for September 30, 2010, as compared to September 30, 2009, is partially related to not recording a benefit for the 2010 federal research and development tax credit as it had not been extended by Congress and approved by the President as of September 30, 2010.

At December 31, 2009, we had federal and state NOL carryforwards of $117.9 million and $49.8 million, respectively. Included in the NOLs are federal and state NOLs of $50.1 million and $9.8 million, respectively, attributable to excess tax benefits from stock-based awards. The tax benefits attributable to these NOLs are generally credited directly to additional paid-in capital when realized. Since we expect to realize the tax benefits attributable to these NOLs during 2010, we have credited the federal and state tax benefits of these NOLs in the amount of $19.3 million to additional paid-in capital during the nine months ended September 30, 2010.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. In 2010, we have funded our cash requirements through the following methods:

•                  sales of CUBICIN in the U.S.;

•                  payments received from AstraZeneca for our promotion of MERREM I.V. in the U.S. through June 2010;

•                  payments from our strategic collaborators and international CUBICIN partners, including payments related to product sales, license fees, royalty and milestone payments and sponsored research funding;

•                  equity and debt financings; and

•                  interest earned on invested capital.

As of September 30, 2010, we had an accumulated deficit of $151.9 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, investments in other product opportunities, our business development activities, the enforcement of our intellectual property rights, the construction and other expenses related to the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts, and for the funding of the current capacity expansion at the manufacturing facility of our CUBICIN API supplier to meet our expected future demand for CUBICIN API. Our total cash, cash equivalents and investments at September 30, 2010, was $605.1 million as compared to $496.2 million at December 31, 2009. In October 2010, we closed the offering of $450.0 million aggregate principal amount of our 2.50% Notes, of which a portion of the net proceeds was used to repurchase approximately $190.8 million of our 2.25% Notes.  Additional information can be found in Note O., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligation, including the approximately $109.2 million remaining aggregate principal amount of our 2.25% Notes that mature in June 2013 and the $450.0 million aggregate principal amount of our 2.50% Notes, and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets continue to be constrained.

Operating Activities

Net cash flows provided by operating activities are as follows:

	Nine months ended September 30,
	2010	2009	% Change
	(in millions)
Net income	$79.8	$56.9	40%
Non-cash adjustments, net	80.6	55.0	47%
Change in working capital	(49.2)	(16.3)	201%
Net cash provided by operating activities	$111.2	$95.6	16%

Net cash provided by operating activities for the nine months ended September 30, 2010, was $111.2 million, compared to $95.6 million for the nine months ended September 30, 2009, an increase of $15.6 million. This increase in cash provided by operating activities is driven by a $22.9 million increase in net income primarily as a result of increased sales of CUBICIN in the U.S.  The $25.6 million increase in non-cash adjustments primarily relates to increases in deferred income taxes and contingent consideration expense related to our acquisition of Calixa in December 2009. The $32.9 million increase in cash used in working capital is primarily related to a $19.3 million reduction of income taxes payable during the nine months ended September 30, 2010, resulting from the excess tax benefit related to stock-based awards, as well as a $19.6 million increase in royalty payments made to Eli Lilly during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as a result of increased sales of CUBICIN.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2010 and 2009, was $110.5 million and $83.1 million, respectively. Net cash used in investing activities in the nine months ended September 30, 2010, primarily consisted of the purchase of $414.9 million of investments, partially offset by proceeds of $316.2 million from our investments, as well as $11.8 million of purchases of property and equipment primarily related to costs incurred for the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts. Net cash used in investing activities in the nine months ended September 30, 2009, included cash outflows of $123.9 million for purchases of investments, partially offset by proceeds of $50.0 million from our investments, as well as

$9.2 million of purchases of property and equipment. Net cash used in investing activities may fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009, was $13.1 million and $4.5 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 2010, included $13.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $19.3 million credit to additional paid-in capital relating to the excess tax benefit of stock-based awards. In addition, in June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former shareholders. Net cash provided by financing activities for the nine months ended September 30, 2009, included $4.5 million of cash received from stock option exercises and purchases of common stock through our employee stock purchase plan.

Auction Rate Securities

At September 30, 2010 and December 31, 2009, we held auction rate securities with an original par value of $58.1 million, all of which mature in 2017. These auction rate securities, which consist of private placement, synthetic collateralized debt obligations, are classified as available-for-sale and carried at fair value. Due to repeated failed auctions since August 2007, we do not consider these securities to be liquid and have therefore classified them as long-term investments. A decline in the financial markets has impacted the fair value of our auction rate securities. As of September 30, 2010 and December 31, 2009, we estimate the fair value of the auction rate securities to be $28.5 million and $25.9 million, respectively. As of September 30, 2010, our investment in auction rate securities is our only financial asset measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial assets measured at fair value. Additional information can be found in Note D., “Investments,” in the accompanying notes to the condensed consolidated financial statements.

The fair value of our auction rate securities increased by $2.3 million and $2.6 million during the three and nine months ended September 30, 2010, respectively. The change in fair value during the three and nine months ended September 30, 2010, primarily relates to increased market bids. The estimated fair value of the auction rate securities could change significantly based on future financial market conditions.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime Rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of September 30, 2010 or December 31, 2009.

Repurchases of Common Stock or Convertible Subordinated Notes Outstanding

From time to time, our Board of Directors may consider authorizing us to repurchase shares of our common stock or our outstanding convertible subordinated notes in privately negotiated transactions, or publicly announced programs. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions the Board of Directors determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources. In October 2010, we used a portion of the net proceeds received from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of our outstanding 2.25% Notes at an average price of approximately $105.37 per $100 of debt.

Commitments and Contingencies

Legal Proceedings

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court also has set a date for trial beginning on April 25, 2011. The court also issued its claim construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva’s motion for leave to amend and on September 20, 2010, Teva filed its amended answer, alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva’s proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that we are asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

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

Contingent Consideration

If certain development, regulatory, or commercial milestones are achieved with respect to products incorporating CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former shareholders of Calixa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former shareholders.  In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on the balance sheet at fair value. The total undiscounted potential milestone payments range from $20.0 million to $310.0 million as of September 30, 2010. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor less milestone payments made, was $85.4 million and $101.6 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. The fair value of contingent consideration is required to be reassessed at each reporting period, with changes in fair value reflected in the condensed consolidated statement of income. Additional information can be found in Note C., “Business Combinations,” in the accompanying notes to the condensed consolidated financial statements.

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

Also, as discussed in the accompanying notes to the condensed consolidated financial statements, we adopted accounting guidance which amends previous guidance pertaining to the evaluation and accounting for embedded credit derivative features, including those in collateralized debt obligations. As a result, we recorded a $7.3 million net cumulative effect adjustment from accumulated other comprehensive income to accumulated deficit related to unrealized gains on our auction rate securities as of July 1, 2010, the date of adoption. Additional information can be found in Note D., “Investments,” in the accompanying notes to the condensed consolidated financial statements.

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

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.6 million on our fixed-rate investments. We estimate that a hypothetical adverse 100 basis point movement in our auction rate securities would result in no loss in fair value due to the fact that our investment return is based on a floating LIBOR rate. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

Our fixed rate 2.25% Notes are carried at cost, net of a debt discount, on our condensed consolidated balance sheets. As of September 30, 2010, the fair value of the 2.25% Notes was estimated by us to be $308.9 million. We determined the estimated fair value of the 2.25% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our long-term debt would decrease by approximately $4.9 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the our internal control over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva notifying Cubist that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA’s Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist’s receipt of Teva’s Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months, or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011.The court also issued its claim construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva’s motion for leave to amend and on September 20, 2010, Teva filed its amended answer, alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva’s proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that Cubist is asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. It is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

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

For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon our ability to prevail in the litigation with Teva and its affiliates or to otherwise resolve the litigation on favorable terms and on CUBICIN’s continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN is approved in the U.S. as a treatment for cSSSI and S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, caused by methicillin-susceptible and methicillin-resistant isolates.

We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S. Further, CUBICIN faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies, including an inexpensive generic product and a recently approved drug. CUBICIN will likely in the future compete with other drugs that are being reviewed for approval by the FDA or are under development, including ceftaroline, which is being developed by Forest Laboratories, Inc., or Forest, and that is expected to be approved by the FDA shortly, and others that are in late-stage clinical development.

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

•                  the ability of our third-party manufacturers, including our single source provider of CUBICIN API, to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with GMPs, and other requirements of the regulatory approvals for CUBICIN and to do so in accordance with a schedule to meet our demands and at an acceptable cost;

•                  the reimbursement policies of government and third-party payors;

•                  the level and scope of rebates and discounts that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the PHS 340B drug pricing program;

•                  the rate of growth, if any, of the overall market into which CUBICIN is sold, including the market for products to treat MRSA skin and bloodstream infections;

•                  the ability to increase the opportunities for our sales force to provide clinical information to those physicians who treat patients for whom CUBICIN would be appropriate;

•                  the ability to maintain and grow market share as the price of CUBICIN increases, the growth of the market for CUBICIN slows, flattens or declines, and the profile of competitors to CUBICIN evolves;

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

As of September 30, 2010, CUBICIN had been approved or received an import license in 70 countries outside of the U.S. and is being marketed by our international partners in 40 of these countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN, particularly given our litigation with Teva, or our drug candidates and research technologies.

CUBICIN Patents/Teva Litigation.  The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is primarily dependent upon one product, CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. If an ANDA or 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the agency, the ANDA or 505(b)(2) applicant must then, within 20 days, provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed.

On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it had submitted an ANDA to the FDA for approval to market a generic version of daptomycin, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and RE39,071, which expires on June 15, 2016. Each of these patents is listed in the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing, which we refer to as the Teva litigation. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva’s Paragraph IV notification letter on February 9, 2009, or until August 9, 2011, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. In the lawsuit, which is currently scheduled for trial beginning on April 25, 2011, the court may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. During the period in which the Teva litigation is pending, the uncertainty of its outcome may cause our stock price to decline. In addition, an adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and may have a material adverse effect on our results of operations and financial condition. Any final, unappealable, adverse result in the Teva litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline. Our ability to continue to generate significant revenues from CUBICIN is dependent upon our ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms.

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

•                  because publication of discoveries in scientific or patent literature often lag behind the date of such discoveries, we cannot be certain that the named applicants or inventors of the subject matter covered by our patent applications or patents, whether directly owned by us or licensed to us, were the first to invent or the first to file patent applications for such inventions and if such named applicants or inventors were not the first to invent or file, our ability to protect our rights in technologies that underlie such patent applications may be limited;

•                  third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and

•                  the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our patent applications may result in patents with narrower coverage than we desire.

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

CUBICIN.  We do not have the capability to manufacture our own CUBICIN API or CUBICIN finished drug product. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes. ACSD is our sole provider of our commercial supply of CUBICIN API. Our CUBICIN API must be stored in a temperature controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API in addition to what is stored at ACSD at the Integrated Commercialization Solutions, Inc., or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD is currently in the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase the production capacity. We are assisting in the planning and execution of this project and sharing in the costs. Any delays in this project may result in our inability to achieve supply of CUBICIN API in adequate quantities to meet demand and could have a material adverse effect on our results of operations and financial condition. In addition, any significant additional costs of this project could have a material adverse effect on our results of operations and financial condition.

We contract with both Hospira Worldwide, Inc., or Hospira, and Oso BioPharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product.

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

Because the ACSD manufacturing facilities are located in Italy, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of API is of significant value. While in transit to the U.S., stored at ICS or in transit to our finished product manufacturers, our API must be stored in a temperature controlled environment and could be lost or become adulterated. Depending on when in this process the API is lost or adulterated, we could experience significant interruptions in the supply of CUBICIN and our financial performance could be negatively impacted. We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, particularly if any of such events took place in Italy where ACSD is located.

Development Products.  If the third-party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

Reliance on third-party suppliers also entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance, including some aspects of product release. Our third-party suppliers may not be able to comply with current GMP requirements or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

We face significant competition from other biotechnology and pharmaceutical companies and, particularly with respect to CUBICIN, will likely face additional competition in the future from drug candidates, such as ceftaroline, and may face competition in the future from generic versions of CUBICIN, including from Teva.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, which is now a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. CUBICIN also faces competition from VIBATIV™ (telavancin), which was approved by the FDA in September 2009 as a treatment for cSSSI and is co-marketed in the U.S. by Astellas Pharma US, Inc. and Theravance, Inc. In addition, CUBICIN may face competition in the U.S. from generic versions of CUBICIN if Teva’s ANDA is approved and/or another third party files an ANDA that is ultimately approved. Teva’s launch of a generic version of CUBICIN could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court), which is currently expected to expire in August 2011, has expired and Teva decides to launch prior to the district court decision. The trial in this case currently is scheduled to begin in April 2011. CUBICIN will likely face competition in the future from drug candidates currently in clinical development, including drug candidates being developed as treatments for cSSSI for which NDAs have been filed. In September 2010, an FDA Anti-Infective Drugs Advisory Committee, or AIDAC, recommended that the FDA approve the NDA for one of these drug candidates, ceftaroline, which is being developed by Forest.  Other such drug candidates for which NDAs have been filed include oritavancin, which is being developed by The Medicines Company and ceftobiprole, which was being developed by a Johnson & Johnson company and now is in the process of being transferred back to Basilea Pharmaceutica Ltd.

Any inability on our part to compete with current or subsequently introduced drug products would have a material adverse impact on our operating results.

We need to manage our growth and increased breadth of our activities effectively.

We have expanded the scope of our business significantly in recent years. We have acquired and in-licensed several drug candidates and have been progressing pre-clinical and multiple clinical stage drug candidates. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business. For example, we are currently engaged in construction to expand the laboratory space at our headquarters in Lexington, Massachusetts. If we are unable to expand according to our projected timeline, we may not be able to sufficiently grow our organization and this could have a material adverse impact on our business.

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

We have made significant investments in research and development and have, over the past few years, increased our research and development workforce. However, before CB-182,804 for which we initiated a Phase 1 clinical trial in February 2009, but announced that we discontinued development in September 2010, and CB-183,315, for which we initiated a Phase 1 clinical trial in early 2009, and which we progressed to a Phase 2 clinical trial in April 2010, none of our internally-discovered product candidates had ever reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-discovered drug candidates or that there will be clinical benefits supporting the advancement in clinical trial demonstrated by these or any other drug candidates that we do initiate or advance in clinical trials.

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

We may not be able to acquire, in-license or otherwise obtain rights to additional desirable drug candidates or marketed drug products on acceptable terms or at all. In fact, we have faced and will continue to face significant competition for these types of drug candidates and marketed products from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. Because of the rising intensity of the level of competition for these types of drug candidates and marketed products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and marketed products, which have the lowest risk and would have the most immediate impact on our financial performance. If we need additional capital to fund our acquisition, in-licensing or otherwise obtaining rights to a drug candidate or marketed product, we would need to seek financing by borrowing funds or through the capital markets. Given the current state of the financial and credit markets, it may be difficult for us to acquire the capital that we would need at an acceptable cost.

If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates to gain approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. For example, in September 2010, we decided to stop development of our product candidate, CB-182,804, based on safety data from Phase 1 trial results. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we currently are developing would generate revenues for many years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, this could have a material adverse effect on our long term business, operating results and financial condition and our ability to create long-term shareholder value may be limited.

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

In 2006, the FDA refused to accept successfully completed non-inferiority studies as the basis of approval for certain types of antibiotics. In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. The draft guidance did not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. In November 2008, the AIDAC concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if major abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. Based on recent FDA draft guidance, the FDA appears to agree with the AIDAC’s position that non-inferiority trials are acceptable for cSSSI indications. In August 2010, the FDA issued draft guidance on drug development for “acute bacterial skin and skin structure infections” (the FDA’s preferred term in lieu of cSSSI) in which the agency confirmed that non-inferiority trials are acceptable to support serious skin infection indications, including cSSSI, but did not specify what non-inferiority margin should be used. At a September 2010 AIDAC meeting to review a pending application for a product (ceftaroline) intended to treat cSSSI, the FDA raised no objection to the pre-specified non-inferiority margin of 10% used in the product’s Phase 3 clinical studies, suggesting that such a margin may be acceptable.  However, the lack of clear guidance from the FDA concerning the appropriate non-inferiority margin continues to leave uncertainties about the standards for the approval of antibiotics in the U.S. which if not clarified in the near future will require us to make certain assumptions based on the draft guidelines in the design of our Phase 3 trials for CXA-201. If the draft guidelines are not ultimately adopted or our assumptions prove to be incorrect, our trials could be significantly delayed, which would likely have a material adverse effect on our business.

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

The factors described above could delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we are developing or may seek to develop, such as CXA-201, CB-183,315 or the approval of any additional indications for CUBICIN in the U.S. This would likely have a material adverse effect on our business and results of operations.

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

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, auction rate securities and money market instruments. These investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today’s tightened and fluctuating credit and financial markets. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, we have previously recorded an other-than-temporary impairment charge on our $58.1 million par value auction rate securities, which were recorded at their estimated fair value of $28.5 million as of September 30, 2010.

We have incurred substantial losses in the past and may incur additional losses or fail to increase our profit.

We have been profitable for seventeen consecutive quarters before considering the retrospective application, on January 1, 2009, of the provisions of accounting guidance for convertible debt with conversion and other options. Despite our recent profitability, we may incur future operating losses related to the development of our drug candidates or investments in product opportunities or a negative outcome in the ANDA litigation with Teva. In particular, as we progress our current pipeline of product candidates, our spending on clinical trials and the contingent consideration due to former shareholders of Calixa is expected to increase significantly.  The maximum contingent consideration owed to former shareholders of Calixa is $290.0 million. If our revenues from CUBICIN decline or do not continue to grow at their present rate, we may fail to maintain our profitability and the market price of our common stock may decline. Our common stock price also may decline even if our profitability declines or fails to grow at a rate expected by investors in our stock.

We may require additional funds and we do not know if additional funds would be available to us at all, or on terms that we find acceptable, particularly given the strain in the financial and credit markets.

On October 25, 2010, we closed the issuance of $450.0 million aggregate principal amount of 2.50% convertible senior subordinated notes which become due in November 2017, or the 2.50% Notes.  We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of the 2.25% convertible subordinated notes, or the 2.25% Notes, that we issued in 2006 and which become due in June 2013.  Despite the net proceeds, after the expenses and fees of the offering and repurchase of the 2.25% Notes, that we realized from the offering of the 2.50% Notes, we may be required to seek additional funds due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased or redeemed earlier, the remaining $109.2 million aggregate principal amount of the 2.25% Notes will become due in June 2013 and the $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our shareholders or us, particularly if the credit and financial markets continue to be constrained.

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

Our annual debt service obligations on our outstanding 2.25% Notes, after taking into account our repurchase of approximately $190.8 million of the principal amount of such notes, are approximately $2.5 million per year in interest payments, and our annual debt service obligations on our 2.50% Notes are approximately $11.3 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital when we need it, we will not be able to execute our current business plan successfully.

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal and state net operating losses (NOLs).

We are subject to income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as “book tax”). These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other stock-based compensation, the accounting for business combinations, changes in tax laws and rates, the tax impact of the health care reform legislation enacted earlier this year, which we will refer to as “health care reform,” or future health care reform, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could affect our results of operations, including our net income, particularly once we utilize our remaining federal and state NOLs which we expect will be in 2010. The effect on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

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

In both domestic and foreign markets, sales of CUBICIN and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN, related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or provide an insufficient level of coverage and reimbursement, CUBICIN may be too costly for general use, and physicians may not prescribe it. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as Health Maintenance Organizations, or HMOs, are likely to have an effect on the successful commercialization of, and our ability to attract collaborative partners to invest in the development of CUBICIN and our drug product candidates.

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

•                  The Medicare Part B payment rate to physicians and hospital outpatient departments for CUBICIN is set on a quarterly basis based upon the average sales price for a previous quarter. Significant downward fluctuations in such reimbursement rate could negatively affect revenues from CUBICIN. While hospital outpatient rates can change through regulatory or legislative action, the Medicare Part B payment methodology for physicians, which is average sales price plus six percent, can only change through legislation.

•                  A portion of CUBICIN administered in outpatient settings is subject to reimbursement under the federal Medicare Part D prescription drug program. The health care reform requires a number of changes to this program that will largely eliminate the patient coverage gap, which is sometimes referred to as “doughnut hole,” over a number of years beginning in 2011. One element of health care reform requires, as a condition of coverage of a drug under Part D, beginning in 2011, that pharmaceutical manufacturers, such as Cubist, provide a 50% discount for prescriptions of their brand-name drugs filled within the coverage gap.

•                  Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid under a fee-for-service benefit. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current average manufacturer price, or AMP, and best price for CUBICIN to the Centers for Medicare and Medicaid Services, or CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within three years of when such data originally were due, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Health care reform altered the Medicaid rebate amount formula in a manner that will increase our rebate liability starting in 2010 by increasing the applicable rebate percentage for most innovator drugs to 23.1%, which will negatively impact CUBICIN revenues and revenues from other products that we may sell in the future. Upon enactment, health care reform also expanded the universe of Medicaid utilization subject to rebates to include utilization that occurs under a capitated benefit structure, which also may reduce our revenues. In addition, health care reform provides additional conditions, to be phased in between 2010 and 2014, under which individuals may qualify for the Medicaid program and its drug benefit; these changes could increase the number of individuals eligible for the Medicaid drug benefit. Expanded Medicaid eligibility could impact CUBICIN sales, as well as the portion of those sales that are subject to Medicaid rebates, and thus our revenues. Health care reform also provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. CMS’ current plans for implementation of this requirement also provide for the public availability of pharmacy acquisition of cost data.  The public availability of all this data could impact CUBICIN sales. Finally, health care reform and additional legislation passed in August of this year also changes the definition of AMP effective October 2010, which may impact our Medicaid rebate liability and, as a result, impact our revenues.

•                  The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the PHS 340B drug pricing program. The PHS 340B drug pricing program extends discounts on outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries. The required discount is calculated based on the reported AMP and Medicaid rebate amount for CUBICIN.  The revisions to the Medicaid rebate formula and AMP definition enacted by health care reform could cause this required discount to increase. Health care reform extends the discounts to new types of entities in 2010, and pending legislation would further expand the program to drugs used in the inpatient setting under certain circumstances. In addition, health care reform requires, beginning in 2014, substantial reductions to the special federal Medicare funding that hospitals with disproportionate share status receive; this reduced funding and the anticipation of it could cause such hospitals to re-evaluate their purchases of branded pharmaceuticals, including CUBICIN.

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

•                  Health care reform requires pharmaceutical manufacturers, such as Cubist, to pay an annual fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the industry’s overall fee requirement (approximately $2.5 billion in 2011 and set to increase in ensuing years) based on the dollar value of its sales to certain federal programs identified in the law. Cubist’s annual share of the fee will be difficult to project, as it will be determined not only by Cubist’s own sales to these programs, but also by similar sales by all other pharmaceutical companies.

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

Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g., Institutional Review Boards and Ethical Committees, or ECs,) associated with the institutions where the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. For example, in December 2009, we announced the early closing of enrollment of both Phase 2 trials of CB-500,929 subsequent to a recommendation from the Data Safety Monitoring Board to temporarily suspend enrollment in one of the trials, known as the CONSERV-2 trial, due to the observation of a statistically significant increase in mortality observed in the CB-500,929 arm of the trial relative to the comparator arm in that trial. In March 2010, we decided to stop development of CB-500,929 due to the top line efficacy and safety data from the CONSERV Phase 2 trials. In September 2010, we discontinued development of CB-182,804 based on safety data from Phase 1 trial results.

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

•                  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of CXA-101 or CXA-201 that may be conducted by Astellas or its licensees for development in territories for which we do not have commercial rights;

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

•                  the failure of third-party clinical research organizations and other third-party service providers and independent clinical investigators that we have engaged to manage and conduct the trials with appropriate quality and in compliance with regulatory requirements to perform their oversight of the trials, to meet expected deadlines or to complete any of the other activities that we have contracted such third parties to complete;

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

If clinical trials for our drug candidates are unsuccessful, delayed or canceled, we will be unable to meet our anticipated development and commercialization timelines and we may incur increased development costs and delays in marketing approvals, which could harm our business and cause our stock price to decline.

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

Moreover, even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and those with gentamicin combination therapy in the treatment of S. aureus infective right-sided bacterial endocarditis. Our business could be seriously harmed if we either do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA requires us to change related sections of the marketing label for CUBICIN or imposes monetary fines on us.

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

Commercialization.  Our company, our drug products, the manufacturing facilities for our drug products and our promotion and marketing materials are subject to continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements, including GMPs, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product that we are developing or commercializing, further regulatory approval will be required.

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

Compliance/Fraud and Abuse.  We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect both their own programs and laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries.

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

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, inventories, clinical research costs, investments, property and equipment, other intangible assets, income taxes, accounting for stock-based compensation and business combinations. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates as a result of unexpected conditions or events occur which cause us to have to re-assess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

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

The nature of our business exposes us to potential liability inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the amounts that we desire for a price we are willing to pay. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of defending any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings may also absorb significant management time.

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

•                  our directors are elected to staggered terms, which prevents our entire Board from being replaced in any single year; and

•                  advance notice is required for nomination of candidates for election as a director and for a stockholder proposal at an annual meeting.

Our business could be negatively affected as a result of the actions of activist shareholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully respond to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:

•                  responding to proxy contests and other actions by activist shareholders may be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees;

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

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

3.1                                 Amended and Restated By-Laws of Cubist, as amended to date (Exhibit 3.1, Current Report on Form 8-K filed on September 20, 2010, File No. 000-21379).

10.1                           Letter Agreement, dated September 7, 2010, between Cubist and Astellas Pharma Inc.

23.1                           Consent of Houlihan Capital.

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*                       The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

October 29, 2010

By:	/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)