Form 10-K
period 2010-12-31
CUBIST PHARMACEUTICALS INC
filed 2011-02-23
CIK 912183

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2010, (without admitting that any person whose shares are not included in the calculation is an affiliate) was $918.4 million computed by reference to $20.60, the closing price of our common stock, as reported on the NASDAQ Global Select Market on June 30, 2010. The number of outstanding shares of common stock of Cubist on February 11, 2011, was 59,450,075.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS, WHICH IS EXPECTED TO BE HELD ON JUNE 2, 2011,
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.
Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in the section entitled "Risk Factors" in this Annual Report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Annual Report, and we caution readers not to place undue reliance on such statements. The information contained in this Annual Report is provided by us as of the date of this Annual Report, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

        Forward-looking statements in this Annual Report include, without limitation, statements regarding:

  •
  our expectations regarding our financial performance, including revenues, expenses, capital expenditures and income taxes;

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

  •
  our expectations regarding our drug candidates, including the anticipated timing and results of our clinical trials, timing of our meetings with regulatory authorities, and the development, regulatory review and commercial potential of such drug candidates and the costs and expenses related thereto;

  •
  our expectations regarding advancing clinical development, filing for approval and the commercialization of CXA-201 for its currently planned indications of complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, and hospital- and ventilator-associated pneumonia, or HAP and VAP, respectively, and our estimates of potential future milestone payments to the former stockholders of Calixa Therapeutics Inc., or Calixa, based on such advancement of CXA-201;

  •
  the continuation or termination of our collaborations and our other significant agreements and our ability to establish and maintain successful manufacturing, supply, sales and marketing, distribution and development collaborations and other arrangements;

  •
  our expected efforts to evaluate product candidates and build our pipeline;

  •
  the liquidity and credit risk of securities that we hold as investments;

  •
  the impact of current and new accounting pronouncements;

  •
  our expectations regarding the impact of U.S. health care reform legislation, or health care reform;

  •
  our expectations regarding the timing and completion of the construction project to expand our principal headquarters and research laboratory and related facilities at 65 Hayden Avenue in Lexington, Massachusetts;

  •
  our future capital requirements and capital expenditures and our ability to finance our operations, debt obligations and capital requirements; and

  •
  our expectations regarding the impact of ordinary course legal proceedings.

        Many factors could cause our actual results to differ materially from these forward-looking statements. These factors include the following:

  •
  an adverse result in the patent infringement litigation that we filed against Teva and the expense and management time commitment associated with the litigation;

  •
  the level of acceptance of CUBICIN by physicians, patients, third-party payors and the medical community;

  •
  any changes in the current or anticipated market demand or medical need for CUBICIN, including as a result of the current flattened growth of the incidence of methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, skin and bloodstream infections or the economic conditions in the U.S. and around the world, which are leading to cost pressures at hospitals and other institutions where CUBICIN is prescribed and purchased;

  •
  any unexpected adverse events related to CUBICIN, particularly as CUBICIN is used in the treatment of a growing number of patients around the world;

  •
  the effectiveness of our sales force and our sales force's ability to access targeted physicians;

  •
  competition in the markets in which we and our partners market CUBICIN, including from existing products and new agents, such as Teflaro™ (ceftaroline fosamil), that have recently received marketing approval in the U.S.;

  •
  whether or not additional third parties other than Teva may seek to market generic versions of CUBICIN or any other products that we commercialize in the future and the results of any litigation that we file to defend and/or assert our patents against such third parties;

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

  •
  our ability to discover, acquire or in-license drug candidates, the costs related thereto, and the high level of competition from other companies that also are seeking to discover, acquire or in-license the same or similar drug candidates;

  •
  whether the FDA accepts proposed clinical trial protocols in a timely manner for studies of our drug candidates as well as our ability to execute successful, adequate and well-controlled clinical trials in a timely manner and other risks that may cause our trials to be delayed or stopped or compromise the integrity of the data from such trials;

  •
  the impact of the results of ongoing or future trials for drug candidates that we currently are developing or may develop in the future, including the impact of unanticipated safety or efficacy data from such trials;

  •
  our ability, and our partners' ability, to protect the proprietary technologies and intellectual property related to our product candidates;

  •
  our ability to develop and achieve commercial success, and secure sufficient quantities of supply for such development and commercialization, for our existing and future drug candidates, particularly as we are managing multiple programs and opportunities and continue to seek to maximize the commercial success of CUBICIN;

  •
  the impact of current and future health care reform, or changes to the existing legislation, and of other future legislative and policy changes in the U.S. and other jurisdictions where our products are sold, including price controls or taxes, that may affect our revenues or results of operations or the ease of getting a new product or a new indication approved;

  •
  our ability to integrate successfully the operations of any business that we may acquire and the potential impact of any future acquisition on our financial results;

  •
  unanticipated changes in our expectations for revenues, expenses or capital expenditures, and the impact on our effective tax rates;

  •
  changes in government reimbursement for our or our competitors' products;

  •
  our dependence upon collaborations and alliances, particularly our ability to work effectively with our partners and our partners' ability to meet their obligations and perform effectively under our agreements and to do so in compliance with applicable laws, including laws in international jurisdictions and U.S. laws, such as the Foreign Corrupt Practices Act, or FCPA, that relate to activities in international markets;

  •
  our ability to attract and retain talented employees in order to grow our employee base and infrastructure to support the continued growth of our business;

  •
  our ability to finance our operations;

  •
  potential costs resulting from product liability or other third-party claims;

  •
  unexpected delays or expenses related to our ongoing capital projects, including the expansion of our laboratories and related space at our 65 Hayden Avenue facility, and pipeline programs; and

  •
  a variety of risks common to our industry, including ongoing regulatory review, public and investment community perception of the biopharmaceutical industry, statutory or regulatory changes including with respect to federal and state taxation, and our ability to attract and retain talented employees.

PART I

ITEM 1.    BUSINESS

Overview

        Cubist Pharmaceuticals, Inc., which we refer to as "we," "Cubist," or the "Company," is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products are used, or are being developed to be used, primarily in hospitals but also may be used in acute care settings, including home infusion and hospital outpatient clinics. We were incorporated as a Delaware corporation in 1992. We completed our initial public offering in 1996, and our shares are listed on the NASDAQ Global Select Market, where our symbol is CBST. Our principal offices are located at 65 Hayden Avenue, Lexington, Massachusetts 02421. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

        We had a total of $909.9 million in cash, cash equivalents and investments as of December 31, 2010, as compared to $496.2 million as of December 31, 2009. As of December 31, 2010, we had an accumulated deficit of $137.3 million.

        The following table sets forth our total net revenues, net income and net income per share for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
	(in millions, except per share data)
Total revenues, net	$636.4	$562.1	$433.6
Net income	$94.3	$79.6	$127.9
Basic net income per common share	$1.60	$1.38	$2.26
Diluted net income per common share	$1.55	$1.36	$2.07

        Our 2008 net income includes an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets.

        We currently derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003 and commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against certain Gram-positive organisms, including MRSA. As of December 31, 2010, CUBICIN has been used in the treatment of more than an estimated 1.1 million patients. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. The following is a breakdown of our revenues from CUBICIN:

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Worldwide product revenues, net	$624.9	$537.8	$422.1
U.S. product revenues, net	$599.6	$524.0	$414.7
International product revenues	$25.3	$13.8	$7.4

        Our worldwide net product revenues for CUBICIN include net U.S. product revenues and international product revenues, which relate to the payments we receive from international distributors in connection with their commercialization of CUBICIN. Our total international revenues are primarily based on sales of CUBICIN by Novartis AG, or Novartis (which sells CUBICIN through a subsidiary), our distribution partner in the EU.

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also issued its claims construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva's motion for leave to amend, and on September 20, 2010, Teva filed its amended answer alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva's proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that we are asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. Our ability to continue to generate significant revenues from CUBICIN is dependent upon our ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms. An adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and may have a material adverse effect on our results of operations and financial condition. In addition, it is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

Products and Product Candidates

        The success of our business is primarily dependent upon our ability to develop and commercialize our current and future acute care products and product candidates. The following table summarizes important information about our products and product candidates.

Products/Product Candidates	Indication(s)/ Potential Indication(s)	Licenses or Development Arrangements	U.S. Status	Ex-U.S. Status
CUBICIN	In the U.S., approved for cSSSI caused by certain Gram-positive bacteria, including MRSA and methicillin-susceptible S. aureus, or MSSA; and S. aureus bacteremia, including RIE caused by MRSA and MSSA.	U.S.—none. Outside U.S.—Multiple development and marketing partners, including Novartis, AstraZeneca AB, MSD Japan, (formerly-known-as Banyu Pharmaceutical Co., Ltd., and a subsidiary of Merck & Co., Inc., or Merck), and Sunovion Pharmaceuticals, Inc., or Sunovion (formerly-known-as Sepracor, Inc.).	In market: Approved by the FDA and launched in 2003; expanded label approved in 2006. In 2010, CUBICIN was approved by the FDA for once-a-day dosing as a 2-minute I.V. injection.	Approved in approximately 71 countries outside the U.S. for one or more indications; additional launches ongoing.
CXA-201	Being developed as a potential first-line I.V. therapy for the treatment of cIAI, cUTI, HAP and VAP.	Licensed from Astellas Pharma Inc., or Astellas.

In Phase 2 clinical studies: We currently are enrolling patients in a Phase 2 clinical trial for the treatment of cIAI. We expect to initiate Phase 3 trials with CXA-201 in both cUTI and cIAI by year-end 2011.
We also expect to begin clinical trials for HAP and VAP in 2012.

We have worldwide exclusive rights to manufacture, market and sell CXA-201, except in select Asia-Pacific and Middle Eastern territories where Astellas retains rights but currently is not conducting any development activities. We have worldwide development rights in all territories.

CB-183,315	Being developed for Clostridium difficile—associated diarrhea, or CDAD.	None	In Phase 2 clinical studies for the treatment of CDAD: We expect to complete enrollment and provide top line results for the Phase 2 clinical trial in the second half of 2011.	We have worldwide rights to CB-183,315.

CUBICIN

        We derive substantially all of our revenues from CUBICIN sales in the U.S. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN prior to the expiration of our patents. We subsequently commenced patent infringement litigation against Teva and its affiliates. See the "Overview" section for a summary of the status of the ANDA litigation.

CUBICIN in the U.S. Market

        As of December 31, 2010, CUBICIN has been used in the treatment of an estimated 1.1 million patients in the U.S. We believe that CUBICIN provides important advantages over alternative antibiotic therapies in its approved indications, including:

  •
  its rapid bactericidal properties demonstrated in vitro;

  •
  its mechanism of action; and

  •
  its established safety profile.

        We market CUBICIN to more than 2,500 U.S. institutions (hospitals and outpatient acute care settings) that account for approximately 80% of the total market opportunity for I.V. antibiotics to treat serious Gram-positive infections in the U.S. As of December 31, 2010, CUBICIN had approximately 11% share of this market. While the size of the market in which CUBICIN competes is very large, the growth of this market has flattened over the last year due, in part, to the reduced incidence of MRSA infections, which we believe is a function of both reduced inpatient census and increasing infection control efforts employed by more hospitals. In addition, the rate of growth for CUBICIN within this market has slowed due, in part, to economic conditions that have put sustained pressure on hospital operating margins. These economic pressures have, in many cases, led to an influx of uninsured patients and a reduced number of inpatients as some patients delay seeking care or surgery. As a result, many hospitals are taking several actions to reduce costs, including reducing staff, seeking lower priced supplies, employing infection control education efforts to reduce costly hospital-acquired infections and scrutinizing the appropriate use of higher priced branded drugs, including antibiotics such as CUBICIN.

        Our sales and marketing efforts are led by our in-house marketing team and our acute care sales force, which included approximately 180 clinical business manager positions, or CBMs, as of January 27, 2011. Our U.S. acute care sales organization also includes regional business directors, or RBDs, who manage our CBMs, senior sales directors, who manage the RBDs, regional access managers, or RAMs, whose primary objective is to manage the transition of CUBICIN use from the inpatient to the outpatient settings, such as home infusion and physician office infusion markets, and regional access directors, who manage the RAMs.

        We distribute CUBICIN in the U.S. in accordance with a drop-ship program under which approximately 75% of our gross sales orders were processed through wholesalers for the year ended December 31, 2010, but shipments are sent directly to our end users, and the remaining orders are processed directly from the customer. This provides us with greater visibility into end user ordering and reordering trends. We outsource many of our supply chain activities, including:

  •
  manufacturing and supplying CUBICIN API;

  •
  converting CUBICIN API into its finished, vialed and packaged formulation;

  •
  managing warehousing and distribution of CUBICIN to our customers; and

  •
  performing the order processing, order fulfillment, shipping, collection and invoicing services related to our U.S. CUBICIN product sales.

CUBICIN's Role in the Treatment of Certain Serious Gram-Positive Infections

        The growth in prevalence of drug-resistant bacterial pathogens has led to increased mortality rates, prolonged hospitalizations, and increased health care costs. The resistant organisms have emerged from both the Gram-positive and Gram-negative classes of bacteria. Gram-positive bacteria are differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. Gram-positive bacteria possess a single cellular membrane and a thick cell wall component. Gram-negative bacteria possess a double cellular membrane with a thin cell wall component. These cellular structures greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site.

        Antibacterial therapies work by inhibiting specific critical processes in a bacterial pathogen. Such therapies can be either bacteriostatic—inhibiting growth of the pathogen—or bactericidal—causing the death of the pathogen. Many antibiotics in use today were developed and introduced into the market from the 1950s to the 1980s. Most of these were developed from existing classes of drugs such as semi-synthetic penicillins, cephalosporins, macrolides, quinolones and carbapenems. Only two new antibiotics from new chemical classes have been introduced to the market in more than 40 years—Zyvox®, a bacteriostatic agent which is known generically as linezolid and is from the oxazolidinones chemical class, and our cyclic lipopeptide product, CUBICIN, a bactericidal agent.

        CUBICIN's spectrum of activity includes activity against strains of Gram-positive pathogens that are both susceptible and resistant to other antibiotic therapies. In particular, CUBICIN is potent and rapidly cidal in vitro against isolates of S. aureus that are both susceptible and resistant to other antibiotics.

        MRSA:    S. aureus, often referred to simply as "staph," are bacteria commonly carried on the skin or in the nose of healthy people. In some cases, S. aureus can cause an infection, and these bacteria are among the most common causes of skin infections in the U.S. These infections can be minor (such as pimples or boils) which can be treated in many cases without antibiotics (by draining an abscess for example). However, S. aureus bacteria can also cause more serious infections (such as post-surgical wound infections, pneumonia, and infections of the bloodstream and of the bone and joints). Over the past 50 years, treatment of these infections has become more difficult due to the prevalence of MRSA, that is, S. aureus that have become resistant to various antibiotics, including commonly used penicillin-related antibiotics. As reported by the U.S. Centers for Disease Control and Prevention, or the CDC, and others, more than 64% of S. aureus isolates in the U.S. have been found to be methicillin-resistant.

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

        While infections caused by MRSA historically had been associated mostly with hospital and long-term care settings, the incidence of community-acquired MRSA, or CA-MRSA, has grown since the late 1990s, particularly as a cause of cSSSI. Of great concern to the infectious disease community and public health authorities, such as the CDC, is the fact that CA-MRSA infections show up in otherwise healthy individuals—not fitting the traditional profile for an "at risk" patient such as a frequent user of the health care system who is more likely to be exposed to MRSA infections. As a result, individuals contracting a MRSA infection outside of the health care system can be misdiagnosed and receive inappropriate initial therapy. Such patients can get more seriously ill and require hospitalization. The infectious disease community is also concerned because CA-MRSA strains have been more virulent than the strains traditionally found in hospitals. These CA-MRSA strains have the ability to defeat the host's immune system, thereby resulting in an infection becoming more severe more quickly.

        Susceptibility of S. aureus to CUBICIN:    In a study presented at the 2010 Infectious Diseases Society of America, or IDSA, meeting entitled, "Antimicrobial Susceptibility of Daptomycin and Comparator Agents Tested Against Methicillin-resistant S. aureus (MRSA) and Vancomycin-resistant Enterococci (VRE): Analysis of a Five-year Trend in USA medical centres (2005-2009)," daptomycin demonstrated sustained activity against an extensive number of clinical isolates of MRSA and VRE collected from numerous U.S. medical centers over the last five years. According to the study, more than 99.9% of strains were susceptible to daptomycin, which was more potent against MRSA as compared to vancomycin and linezolid. Daptomycin activity was not influenced adversely by resistance to oxacillin among S. aureus or resistance to vancomycin among enterococci.

        Case reports of S. aureus isolates that exceed the approved susceptibility range for daptomycin (those with a reported daptomycin MIC of greater than 1 µg/mL) have been published in the literature or presented at scientific meetings. In each of these cases, clinical failure was associated with an elevated daptomycin MIC. A majority of these reports describe patients with deep-seated infections or the presence of intravascular/prosthetic material. These patients often have numerous co-morbidities, usually compounded by an undrained focus of infection or prosthetic device that was not removed.

Clinical and Formulation Development of CUBICIN

        We continue to undertake research and development which can add to the medical knowledge about CUBICIN and to improve the formulation of CUBICIN in order to make it more convenient for physicians to use. We also conduct post-marketing research agreed to with the FDA, such as the study of CUBICIN in renal-compromised patients and in children. Development activities completed this year include:

  •
  In November 2010, CUBICIN was approved by the FDA for once-a-day dosing as a 2-minute I.V. injection. At the same time several other changes to the label were incorporated. These include changes and reformatting of the warnings and precautions in the label, updates to the post-marketing experience section of the label, and re-formatting of the label to be compliant with the FDA's Physician Labeling Rule. In inpatient settings, such as intensive care units, 2-minute I.V. injection offers physicians flexibility where fluid volume and vein access might be concerns. The convenience of the 2-minute delivery also offers opportunity in the outpatient setting.

  •
  In July 2010, we announced that our Phase 2 safety study of CUBICIN in the treatment of prosthetic joint infections caused by certain Gram-positive pathogens met its study objectives. This study was a first-of-its-kind randomized controlled Phase 2 trial studying anti-infective therapy in the setting of 2-stage surgery for the replacement of infected prosthetic hip or knee joints. The study compared CUBICIN at doses of 6 and 8 mg/kg with standard of care (vancomycin, teicoplanin or semi-synthetic penicillins) administered for approximately six weeks following surgery to remove the infected prosthesis. The primary objective was to assess the safety and tolerability of CUBICIN at the two doses studied. The number of adverse events for both dosing regimens was similar to comparator therapy. Although primarily a safety study, clinical and microbiological outcomes were assessed following treatment—with a Test of Cure, or TOC, visit 1-2 weeks following the second surgery where a new prosthetic joint was placed. The clinical response rate for CUBICIN at both doses studied was numerically higher than comparator at the TOC visit. This study was not powered for statistical significance.

        Studies currently underway or completed this year include:

  •
  The study of CUBICIN at 10 mg/kg per day for 28 days versus standard of care therapy (either vancomycin or teicoplanin) in the treatment of MRSA bacteremia; patient enrollment was closed after enrolling 38 patients and data analysis is being planned;

  •
  A cSSSI safety and efficacy study in 2 to 17 year olds (a pharmacokinetics study in 2 to 6 year olds has been completed);

  •
  The study of CUBICIN at 6 mg/kg, with and without gentamicin, for the treatment of infective endocarditis;

  •
  A safety and pharmacokinetics study in children 3 months to 2 years of age; and

  •
  A cSSSI and S. aureus bacteremia safety and efficacy study in renal-compromised patients.

Competition in the U.S.

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., Tygacil®, marketed by Wyeth, which is now a wholly-owned subsidiary of Pfizer, and VIBATIV™ (telavancin), which is approved as a treatment for cSSSI and is being co-marketed in the U.S. by Astellas Pharma US, Inc., or Astellas US, and Theravance, Inc. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for 73% of sales, based on days of therapy, in this market. CUBICIN also faces competition from a new agent, Forest Laboratories, Inc.'s, or Forest's, Teflaro, a broad-spectrum bactericidal cephalosporin with activity against both Gram-positive and Gram-negative microorganisms, which was approved by the FDA in October 2010 for the treatment of community-acquired bacterial pneumonia, or CABP, including cases caused by Streptococcus pneumoniae bacteremia, and acute bacterial skin and skin structure infection, or ABSSSI, (the term the FDA is currently using for cSSSI), including cases caused by MRSA. Forest launched Teflaro in the U.S. in January 2011.

        In addition, if Teva's ANDA is approved and/or another third party files an ANDA that is ultimately approved, CUBICIN may face competition in the U.S. from generic versions of daptomycin, the active ingredient in CUBICIN. Teva's launch of a generic version of daptomycin could occur after the district court proceeding in our litigation with Teva and its affiliates if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court), which is currently expected to expire in August 2011, has expired and Teva decides to launch prior to the district court decision.

        CUBICIN also may face competition in the future from drug candidates currently in clinical development, including drug candidates being developed as treatments for cSSSI for which NDAs have been filed with the FDA. These include oritavancin, which is being developed by The Medicines Company, torezolid phosphate, which is being developed by Trius Therapeutics, Inc., and ceftobiprole, which is being developed by Basilea Pharmaceutica AG.

CUBICIN in International Markets

        We have established distribution agreements with other companies for commercialization of CUBICIN in all countries outside the U.S. Since the time of its U.S. launch, CUBICIN has received regulatory approvals in many markets outside the U.S., including the EU. The approved indications are generally similar to the approved indications in the U.S. As of December 31, 2010, CUBICIN had received regulatory approval or an import license in approximately 71 countries and was being marketed in approximately 45 countries. Novartis markets and sells CUBICIN in the EU, including a 2-minute injection formulation of CUBICIN. Novartis reported more than 50% growth in their EU sales of CUBICIN in 2010.

        In addition to the EU, Novartis has rights to develop, market and sell CUBICIN in Australia, New Zealand, India, and certain Central American, South American and Middle Eastern countries; AstraZeneca AB has rights to develop, market and sell CUBICIN in China as well as more than one hundred additional countries around the world; and Merck through its wholly-owned subsidiary, MSD Japan, has rights to develop, market and sell CUBICIN in Japan. Other international partners for CUBICIN include Medison Pharma, Ltd. for Israel, Sunovion for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for Korea. Each distribution partner is responsible for seeking regulatory approvals to market CUBICIN and for selling and marketing CUBICIN in its territory. We are responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and a possible additional royalty. Unless terminated earlier, in accordance with its terms, our license agreement with Novartis' subsidiary expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; (b) the date on which there no longer exists a claim of a pending CUBICIN patent application owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching 30% of the total market share for all daptomycin sales in Novartis' territory, and (ii) June 30, 2020.

Eli Lilly License Agreement

        We have acquired and exclusively licensed technology from Eli Lilly and Company, or Eli Lilly, related to the composition, manufacture, and use of daptomycin, the active ingredient in CUBICIN. To date, under our license agreement with Eli Lilly from which these rights arise, we have made payments to Eli Lilly of $1.2 million for milestones, which were paid in Cubist common stock. In July 2003, we issued to Eli Lilly $8.0 million of our common stock in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. As of December 31, 2010, we have paid Eli Lilly approximately $239.3 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, our license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, or UK, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

MERREM I.V.

        From July 2008 through June 2010, we promoted and provided other support for MERREM® I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. under a commercial services agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. We recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca to us, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. We assessed the amount of revenue we recognized at the end of each quarterly period to reflect our actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. Our agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

Our Product Pipeline

        We are building a pipeline of acute care therapies through licensing and collaboration agreements as well as by progressing compounds into clinical development that we have developed internally.

  CXA-201:

        In December 2009, we acquired Calixa and with it, rights to CXA-201, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas, and the beta-lactamase inhibitor tazobactam. Under the Astellas license agreement, as amended, we have the exclusive rights to manufacture, market and sell any eventual products that incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. We are developing CXA-201 as a potential first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by MDR, Pseudomonas aeruginosa, or P. aeruginosa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI, and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa's former stockholders. We currently are enrolling patients in a Phase 2 clinical trial of CXA-201 for the treatment of cIAI. This multicenter, double-blind, randomized study is comparing the safety and efficacy of CXA-201 to an active comparator in patients with cIAI. We expect to announce the results of this trial in the second half of 2011. Assuming positive results in this trial, we expect to initiate Phase 3 trials with CXA-201 in both cUTI and cIAI by year-end 2011. We expect to file an NDA for two initial indications—in cUTI and cIAI—by the end of 2013, assuming positive Phase 3 clinical trial results in both indications. We are also planning to pursue the development of CXA-201 as a potential treatment for HAP and VAP and expect to begin clinical trials of CXA-201 in these indications in 2012.

        Pursuant to the terms of the merger agreement under which we acquired Calixa, we paid the Calixa stockholders $99.2 million, as adjusted and as subject to escrow provisions, and Calixa became our wholly-owned subsidiary. We also may be required to make up to $290.0 million of undiscounted remaining payments to the Calixa stockholders in the event that certain development, regulatory, and commercial milestones related to CXA-201, or other products that incorporate CXA-101, are achieved.

        Under the license agreement with Astellas, we have an obligation to make milestone payments to Astellas that could total up to $44.0 million if certain specified development and sales events are achieved. In addition, if licensed products are successfully developed and commercialized in our territories, we will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances. Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country basis when we stop developing or selling licensed products in such country. We have the right to terminate the agreement without cause upon prior notice to Astellas, and either party may terminate the agreement in the event of a breach of specified provisions of the agreement by the other party.

  CB-183,315:

        CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against Clostridium difficile, or C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. In April 2010, we began a Phase 2 clinical trial of CB-183,315 as a potential treatment for CDAD. We expect to complete enrollment and provide top line results for this trial in the second half of 2011. The recent increase in severity of CDAD, due to newer strains that produce higher levels of toxins, has exposed shortcomings in the standard of care therapy, including reduced susceptibility and recurrence rates of greater than 20% for standard of care therapy. Recent years have witnessed the emergence of a hypervirulent strain of C. difficile that produces much higher levels of toxins. This strain also demonstrates high level resistance to fluoroquinolones, which may have contributed to its spread throughout the U.S., Canada, the UK, the Netherlands and Belgium. Physicians have noted an increase in incidence and mortality rates as well as increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to intensive care units.

  Clinical stage pipeline programs—discontinued in 2010:

        In April 2008, we entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which we obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of Dyax's ecallantide compound, a recombinant small protein, for the prevention of blood loss during surgery, or ecallantide. In March 2010, we ended the development of ecallantide after reviewing top line efficacy and safety data from the ecallantide Phase 2 CONSERV™ 1 and CONSERV 2 trials. Given this decision, we terminated our 2008 agreement with Dyax in November 2010, in accordance with the terms of the agreement. In September 2010, we decided to discontinue development of CB-182,804, an I.V. antibiotic therapy which we were developing for MDR, Gram-negative infections, after evaluating the Phase 1 clinical trial results.

  Pre-clinical programs:

        We are working on several pre-clinical programs, addressing areas of significant medical needs. These include therapies to treat various serious bacterial infections, and agents to treat acute pain. We have ongoing collaborations and agreements with third parties that are focused on the research and development of acute care products. These include:

  •
  A collaboration with Forma Therapeutics, Inc. to discover and develop novel antibacterial compounds using a new and different chemical approach—diversity oriented synthesis;

  •
  An agreement with the Broad Institute to transform natural products discovery by applying genomic methods to identify "cryptic" genes and try to get them to produce novel natural products; and

  •
  A collaboration with Hydra Biosciences, Inc., or Hydra, to develop novel ion channel drugs, focusing on Hydra's research and development program for ion channel compounds that target the TRPA1 receptor, which is believed to have an important role in pain management.

        We also have a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's RNAi therapeutics as a potential therapy for the treatment of respiratory syncytial virus, or RSV, infection. In December 2010, we and Alnylam jointly made a portfolio decision to put the pre-clinical stage ALN-RSV02, which was being developed for the pediatric RSV population, on hold. We do not expect to conduct any research under the collaboration in 2011. We have the right to opt-in to development of ALN-RSV01 after Alnylam completes a Phase 2b study of ALN-RSV01 for the treatment of RSV infection in adult transplant patients, in which case ALN-RSV01 would become subject to the collaboration agreement. Alnylam is enrolling patients in the Phase 2b clinical study and expects to present data from this study in 2012.

Our Research and Development Expenditures

        Our research and development expenditures, which include research and development related to CUBICIN, were $157.9 million, $170.6 million and $126.7 million in 2010, 2009 and 2008, respectively. Based on our ongoing investments in CUBICIN and the progression of our product pipeline programs, particularly CXA-201, we expect that our expenditures in research and development will increase in 2011.

Our Significant Customers

        The following table sets forth our net revenues from our three largest wholesalers as a percentage of total net revenues for the periods presented:

	Percentage of Total Net Revenues for the Years Ended December 31,
	2010	2009	2008
AmerisourceBergen Drug Corporation	25%	30%	28%
Cardinal Health, Inc.	22%	25%	28%
McKesson Corporation	17%	21%	20%

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

        As of December 31, 2010, Cubist and its subsidiaries own or co-own 23 issued U.S. patents, 20 pending U.S. patent applications, 101 issued foreign patents and approximately 77 pending foreign patent applications. Not included in these totals are the patents and patent applications which Cubist has exclusively licensed.

        Our trademarks, CUBICIN and Cubist, are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office, or PTO, and in other countries.

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

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva, notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. We filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. on March 23,

2009, in response to the ANDA filing. Filing the lawsuit against Teva within 45 days of receiving the notice letter meant that the FDA was automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit) or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. The 30-month stay period began as of February 9, 2009, the date we were notified of the filing. The U.S. District Court for the District of Delaware has set a date for trial beginning on April 25, 2011. The court also issued its claims construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva's motion for leave to amend, and on September 20, 2010, Teva filed its amended answer alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva's proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that we are asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. Our ability to continue to generate significant revenues from CUBICIN is dependent upon our ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms. An adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and may have a material adverse effect on our results of operations and financial condition. In addition, it is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

        In addition, we also have filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides. The patent term extension in the U.S. for CUBICIN was applied to U.S. Patent no. 4,885,243.

CXA-101/CXA-201 for the treatment of Gram-negative infections:

        Through our acquisition of Calixa, we have an exclusive license to patents covering the novel CXA-101 compound, and products containing that compound, through at least 2023 in Europe, including the European Patent EP 1 556 389 B1, and through October 2024 in the U.S., including U.S. Patent No. 7,129,232.

CB-183,315 for infections caused by CDAD:

        We own the rights related to the composition of matter of CB-183,315 and its manufacture and use. U.S. Patent No. 7,335,725 protects the compound through December 2020. An additional patent is pending, and, if a patent is issued in the U.S., it would expire no earlier than December 2029.

Manufacturing and Supply

CUBICIN:

        We outsource many of our supply chain activities, including:

  •
  manufacturing CUBICIN API;

  •
  processing to convert CUBICIN API into its finished, vialed and packaged formulation; and

  •
  managing warehousing and distribution of CUBICIN to our customers, and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales in the U.S.

        API:    We have a manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, pursuant to which ACSD manufactures and supplies us API for CUBICIN, on an exclusive basis, for commercial purposes. ACSD also manufactures API for our CUBICIN clinical trials. Pursuant to our agreement with ACSD, as amended, ACSD currently stores some CUBICIN API at its facilities in Italy. Under the agreement, among other things, we are required to purchase a certain amount of our requirements for CUBICIN API from ACSD based on a percentage of our requirements and we pay ACSD for CUBICIN API, in Euros, based upon a volume-based pricing schedule. In addition, the agreement includes a project plan for process, equipment and associated plant improvements for the ongoing expansion to ACSD's facility which is intended to increase the capacity of the facility to produce CUBICIN API and the reimbursement to ACSD for certain costs associated with these activities. There are no milestone payments associated with these activities. We expect that the expansion will be completed in the third quarter of 2011. Our agreement with ACSD currently is set to expire on December 31, 2015, but will extend for an additional two-year term, provided that Cubist and ACSD negotiate in good faith a revision to the prices charged for CUBICIN API based on ACSD's then current costs to manufacture CUBICIN API and unless: (a) the agreement is earlier terminated in accordance with its terms; or (b) Cubist notifies ACSD by December 31, 2014, that we do not desire to extend the term. After the initial two-year extension, we may extend the term of the Agreement, at our option, for additional two-year extension periods. Subject to the timely completion of the ongoing improvements and expansion of ACSD's CUBICIN API manufacturing facility, we expect that ACSD's fermentation and purification plant capacity can meet all of our anticipated needs for CUBICIN API for at least the next several years.

        Fill-Finish/Packaging:    We have an agreement with Hospira Worldwide, Inc., or Hospira, under which Hospira converts API into our finished, vialed formulation of CUBICIN. We have a packaging services agreement with Catalent Pharma Solutions, LLC, or Catalent, the successor-in-interest to Cardinal Health PTS, LLC, or Cardinal Health, pursuant to which Catalent packages and labels the finished CUBICIN product that is produced by Hospira. We also have a services agreement with Oso Biopharmaceuticals Manufacturing, LLC, or Oso, successor-in-interest to an agreement that we originally entered into in August 2004 with Cardinal Health, to provide fill/finish as well as packaging and labeling services for the finished CUBICIN product at Oso's Albuquerque, New Mexico, facility.

        Our third-party manufacturers are responsible for securing the raw materials and supplies required for the manufacturing and supply of CUBICIN. Many of these raw materials and supplies are available from at least two suppliers in quantities adequate to meet our requirements for CUBICIN. However, some materials and supplies are available only from one supplier, including the CUBICIN glass vials and rubber stoppers in which CUBICIN is ultimately filled to be sold. In order to reduce the risks associated with such sole suppliers, Cubist and its third-party manufacturers have mitigation strategies in place, which include holding appropriate inventory levels, qualifying additional vendors for some materials where possible, and other contingency plans.

        Warehousing/Distribution/Logistics:    We have a services agreement with Integrated Commercialization Solutions, Inc., or ICS, under which ICS exclusively manages our CUBICIN warehousing and inventory program and distributes finished product to our customers. ICS also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the drop-ship model we have employed since the launch of CUBICIN in the U.S.

Clinical Pipeline Programs:

        CXA-201 and CB-183,315:    We are currently using third-party suppliers to supply us with drug substance and drug product for these product candidates.

Government Regulation

Overview

        Our current and contemplated activities, and the products and processes that will result from such activities, are subject to substantial government regulation.

U.S.—FDA Process

        Pre-Clinical Testing:    Before beginning testing of any compounds with potential therapeutic value in human subjects in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation.

        Investigational New Drug application:    Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an Investigational New Drug application, or IND, and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested.

        Clinical Trials:    Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board, or IRB, at the institution that is conducting the trial. The IRB considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure, which must be made to participants in the clinical trial.

        Phase 1 Clinical Trials:    Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of select patients with the targeted disease or disorder. The goal of Phase 1 clinical trials typically is to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

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

        NDA:    All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in an NDA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is no guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. Once an application is accepted for filing, the Federal Food, Drug, and Cosmetic Act requires the FDA to review the application within 180 days of its filing, although in practice, longer times may be required. The review process often is extended significantly by FDA requests for additional information or clarification. In fact, FDA performance goals generally provide for action on an application within 10 months, but even that deadline gets extended in certain circumstances. In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. As part of its review, the FDA may refer the application to an advisory committee for evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but, historically, it has followed such recommendations. Under legislation enacted in 2007, the FDA may determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

        In reviewing a BLA or NDA, the FDA may grant marketing approval, deny the application if it determines the application does not provide an adequate basis for approval, or again request additional information. On occasion, the FDA may require larger or additional clinical trials, leading to unanticipated delay or expense. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. Data from clinical trials may be subject to different interpretation, and the FDA may interpret data differently than us. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, or restrictions on direct-to-consumer advertising, any of which could impact the commercial success of a drug.

        Phase 4 Clinical Trials:    Phase 4 clinical trials are studies that are conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, the FDA may require that certain Phase 4 studies, which are called post-marketing commitments, be conducted post-approval.

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

        Hatch-Waxman Act:    Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like CUBICIN. In considering whether to approve such a generic drug product, the FDA requires that an ANDA applicant demonstrate, among other things, that the proposed generic drug product's active ingredient is the same as that of the reference product, that any impurities in the proposed product do not affect the product's safety or effectiveness, and that its manufacturing processes and methods ensure the consistent potency and purity of its proposed product. In November 2010, we filed a Citizen Petition with the FDA in the interest of public health, detailing our unique understanding of daptomycin. The Citizen Petition urges the FDA to refrain from approving any ANDA for generic daptomycin until the following conditions are satisfied: the ANDA applicant has demonstrated the comparability of its product to CUBICIN using appropriate microbiological potency, chemical and in vivo testing; the ANDA applicant has demonstrated that it monitors and controls for impurities that may be present in its daptomycin product and that may not be detectable using conventional methods; and the ANDA applicant has demonstrated the compatibility of its product with commonly used infusion systems and plastic syringes to prevent leaching of potentially dangerous extractables, including 2-mercaptobenzothiazole.

        The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use. However, this exclusivity only protects against the approval of ANDAs and 505(b)(2) applications for the protected use and will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient. The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain information about patents related to the drug for listing in the Orange Book. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid or will not be infringed by the marketing of the applicant's product is called a "Paragraph IV certification." If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)(2) application beginning four years after approval of the NDA. If an ANDA or 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the agency, the ANDA or 505(b)(2) applicant then must provide, within 20 days, notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid or not infringed. The NDA holder or patent owner then may file suit against the ANDA or 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA's ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins at the end of the NDA holder's data exclusivity period, or, if data exclusivity has expired, on the date that the patent holder is notified of the submission of the ANDA. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation. On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. We filed a patent infringement lawsuit against Teva in response to the ANDA filing on March 23, 2009, which was within the required 45-day period. As described above, this means that the FDA is automatically precluded from approving Teva's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit) or until a federal District Court decision finding the patents invalid or not infringed, whichever occurs earlier. The 30-month stay period began as of February 9, 2009, the date we were notified of the filing, and, therefore, ends on August 9, 2011.

        Pediatric Exclusivity:    Section 505(a) of the Federal Food, Drug, and Cosmetics Act provides for six months of exclusivity based on the submission of pediatric data subsequent to a written request from the FDA. This period of exclusivity is added to whatever statutory or regulatory periods of exclusivity cover a drug (e.g., New Chemical Entity exclusivity or patent exclusivity). This is not a patent term extension, rather, it extends the period during which the FDA cannot approve an ANDA or 505(b)(2) application.

EU—EMA Process

        In the EU, medicinal products are authorized following a similar demanding process as that required in the U.S. Applications are based on the ICH Common Technical Document and must include a detailed plan for pediatric approval. Medicinal products must be authorized in one of two ways, either through the decentralized procedure or mutual recognition procedure by the competent authorities of the EU Member States, or through the centralized procedure by the European Commission following an opinion by the European Medicines Agency, or EMA. The authorization process is essentially the same irrespective of which route is used. In light of the fact that there is no policy at the EU level governing pricing and reimbursement, the 27 EU Member States each have developed their own, often varying, approaches. In many EU Member States, pricing negotiations must take place between the Marketing Authorization Holder and the competent national authorities before the product is sold in their market with Marketing Authorization Holders required to provide evidence demonstrating the pharmaco-economic superiority of their product in comparison with directly and indirectly competing products.

Other International Markets—Drug approval process

        In some international markets (e.g., China or Japan), although data generated in U.S. or EU trials may be submitted in support of a marketing authorization application, additional clinical trials conducted in the host territory, or studying people of the ethnicity of the host territory, may be required prior to the filing or approval of marketing applications within the country.

Good manufacturing practices

        The FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. We also must adhere to current Good Manufacturing Practices, or cGMP, and product-specific regulations enforced by the FDA, the European Commission, the EMA and the competent authorities of EU Member States following product approval. The FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.

Pricing and Reimbursement

        In the U.S. and internationally, sales of CUBICIN and any other products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, managed care providers, and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, particularly in the U.S. and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. Various provisions of the Patient Protection and Affordable Care Act, which was enacted in March 2010 and as amended by the Health Care and Education Reconciliation Act of 2010 is collectively referred to as the Affordable Care Act, increased the levels of rebates and discounts that we have to provide in connection with sales of such products that are paid for, or reimbursed by, certain state and federal government agencies and programs. The Affordable Care Act also requires pharmaceutical manufacturers, such as Cubist, to pay an annual excise tax to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the industry's overall tax requirement ($2.5 billion in 2011 and set to increase in ensuing years) based on the dollar value of its sales to certain federal programs identified in the law. Cubist's annual share of the tax will be difficult to project, as it will be determined not only by Cubist's own sales to these programs but also by similar sales by all other pharmaceutical companies. It is possible that future legislation in the U.S. and other jurisdictions could be enacted which could potentially impact the reimbursement rates for CUBICIN and the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of CUBICIN and other products that, if successfully developed, we bring to market.

        The most significant governmental reimbursement and discount programs in the U.S. are described below:

        Medicare Part B pays physicians and suppliers that furnish CUBICIN under a payment methodology using average sales price, or ASP, information. Manufacturers, including Cubist, are required to provide ASP information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. Medicare also uses the ASP payment methodology to determine Medicare Part B rates paid for most drugs and biologicals furnished by hospital outpatient departments. This information is used to compute Medicare payment rates, which are generally set at ASP plus six percent, with ASP updated quarterly. The Medicare Part B payment methodology for physicians can change only through legislation. For 2011, the reimbursement rate in the hospital outpatient setting is ASP plus five percent, and CMS could change this in future years. There is a mechanism for comparison of ASP of a product to widely available market prices for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

        Medicare also provides for an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans have been negotiating discounts from drug manufacturers and passing on some of those savings to Medicare beneficiaries. However, beginning in 2011, a number of changes to the Medicare Part D program will occur. These changes will have the combined effect of significantly reducing the patient coverage gap (i.e., the so-called "doughnut hole"), by transitioning the patient responsibility in that coverage range from 100% in 2010 to 25% (i.e., equal to the patient coinsurance for the range preceding the coverage gap) in 2020. Beginning in 2011, drug manufacturers, including Cubist, will be obligated to provide quarterly discounts of 50% of the negotiated price of branded drugs issued to Medicare Part D patients in the coverage gap. At the same time, we likely will be obligated to pay new rebates to the federal government under this program.

        Medicare Part A pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment depends upon the applicable MS-DRG. The MS-DRG can vary based on the condition of the patient. Medicare may not make a higher payment for inpatient services that are caused by certain hospital acquired medical conditions, or HACs, arising after a patient is admitted to the hospital. This policy is required by statute, and has been implemented through rulemaking, initially effective on October 1, 2008. As a result, if a case would be assigned to a higher paying MS-DRG because of a specified HAC, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. CMS is responsible for specifying the HACs to which this lower payment policy would apply. In July 2008, CMS issued a final rule that did not establish MRSA as a HAC but stated that MRSA is addressed by the rule in situations where MRSA triggers another condition that is itself a HAC. Other conditions may be added as HACs in the future, including MRSA, although it has not been added through federal fiscal year 2011. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients who obtain a HAC and may be treated with CUBICIN.

        We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law, including the Affordable Care Act. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The Medicaid utilization subject to rebate previously had been limited to only those units paid for by Medicaid programs under fee-for-service arrangements but was expanded to include utilization under capitated managed care arrangements upon enactment of the Affordable Care Act. The amount of the rebate for each product is set by law as the larger of 23.1% of average manufacturer price, or AMP, or the difference between AMP and the best price available from us to any commercial or non-governmental customer. AMP must be reported on a monthly and quarterly basis and best price is reported on a quarterly basis only. The 23.1% rate was a new requirement for 2010. The rate for previous years was 15.1%. The rebate amount must be adjusted upward where the AMP for a product's first full quarter of sales, when adjusted for increases in the Consumer Price Index—Urban, or CPI-U, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current quarterly AMP and best price for each of our products to CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties not to exceed $100,000 per item of false information in addition to other penalties available to the government. The Affordable Care Act, in combination with other federal legislation passed in August 2010, made changes to the definition of AMP, effective October 1, 2010. These and the other Affordable Care Act changes could impact rebate liability for CUBICIN and the products we are developing and may develop in the future.

        The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/PHS drug pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, or PHS, as well as the outpatient departments of hospitals that serve a disproportionate share of poor Medicare beneficiaries. The revisions to the Medicaid rebate formula and AMP definition enacted by the Affordable Care Act could cause this required discount to increase. Under the Affordable Care Act, four additional classes of entities were made eligible for these discounts, potentially impacting the volume of sales for which Cubist must now honor the 340B/PHS discounts. In addition, under legislation that has been introduced and could be enacted in the near future, 340B/PHS discounts could be allowed for inpatient drug usage by disproportionate share hospitals otherwise participating in the 340B/PHS program in selective, defined circumstances.

        The disproportionate share hospitals that are eligible for 340B/PHS discounts for outpatient drug volume also will be subject to both definite and possible reimbursement changes in the future which could impact the price or volume of Cubist's sales to these hospitals. Beginning in 2014 as required under the Affordable Care Act, these hospitals will be subject to reductions of up to 75% in Medicare disproportionate share payments—a development that could impact these hospitals' future purchases of drugs.

        We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the "Federal Ceiling Price," which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or "Non-FAMP", for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

        There is no legislation at the EU level governing the pricing and reimbursement of medicinal products in the EU. As a result, the competent authorities of each of the 27 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies. The government of the UK, while continuing for now to utilize its established Pharmaceutical Pricing Reimbursement Scheme approach, has announced its intentions to phasing in, by 2014, a new value-based pricing approach, at least for new product introductions. Under this approach, in a complete departure from established methodologies, reimbursement levels of each drug will be explicitly based on an assessment of value, looking at the benefits for the patient, unmet need, therapeutic innovation, and benefit to society as a whole. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies, including Cubist, may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

        Future legislation, including the current versions being considered at the federal level in the U.S. and at the national level in EU Member States, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize CUBICIN and any other products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

Sales and Marketing

        The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

        We also are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the remedies that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

        Similar rigid restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us.

Other Laws and Regulatory Processes

        We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the Securities and Exchange Commission, or SEC, and the regulations of the NASDAQ Global Select Market, on which our shares are traded. In addition, the Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

        Our international operations are subject to compliance with the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, contract research organizations, or CROs, vendors or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

        Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Our Employees

        As of February 1, 2011, we had approximately 638 full-time employees. We consider our employee relations to be good.

Our Executive Officers and Directors
Michael W. Bonney	52	President, Chief Executive Officer and Director
Robert J. Perez, MBA	46	Executive Vice President, Chief Operating Officer
Steven C. Gilman, Ph.D.	58	Executive Vice President, Research & Development and Chief Scientific Officer
Tamara L. Joseph, J.D.	48	Senior Vice President, General Counsel and Secretary
David W.J. McGirr, MBA	56	Senior Vice President and Chief Financial Officer
Gregory Stea	52	Senior Vice President, Commercial Operations
Santosh Vetticaden, Ph.D., M.D.	51	Senior Vice President, Chief Medical and Development Officer
Kenneth M. Bate, MBA(1)	60	Lead Director
Mark H. Corrigan, M.D.(1)(4)	53	Director
Sylvie Grégoire, Pharm. D.(3)(4)	49	Director
Nancy J. Hutson, Ph.D.(3)*(4)	61	Director
Leon O. Moulder, Jr., MBA(2)(3)	53	Director
Martin Rosenberg, Ph.D.(4)*	65	Director
J. Matthew Singleton, MBA, CPA(1)*	58	Director
Martin H. Soeters(2)	56	Director
Michael B. Wood, M.D.(2)*	67	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Corporate Governance and Nominating Committee

(4)
Member of Scientific Affairs Committee

*
Chair of Committee

        Mr. Bonney has served as our President and Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President and Chief Operating Officer. Mr. Bonney is a director of NPS Pharmaceuticals, Inc. and serves on the Board of Trustees of the Beth Israel Deaconess Medical Center, and is the Chair of the Bates College Board of Trustees. Mr. Bonney is also a board member of the Pharmaceutical Research and Manufacturers of America (PhRMA).

        Mr. Perez has served as our Executive Vice President and Chief Operating Officer since August 2007. Prior to this, he was our Senior Vice President, Commercial Operations from July 2004 to August 2007. From August 2003 to July 2004, he served as our Senior Vice President, Sales and Marketing. Mr. Perez is a director of AMAG Pharmaceuticals, Inc.

        Dr. Gilman has served as our Executive Vice President, Research & Development and Chief Scientific Officer since September 2010. Prior to this, he served as our Senior Vice President, Discovery & Nonclinical Development and Chief Scientific Officer from February 2008 to September 2010. From April 2007 until February 2008, Dr. Gilman served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics. From 2004 to April 2007, he served as President, Chief

Executive Officer, and a member of the Board of Directors of ActivBiotics. Dr. Gilman serves on the boards of directors of the Massachusetts Society for Medical Research and the Pennsylvania State University Biotechnology Advisory Board.

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

        Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. Mr. McGirr served as Chief Operating Officer of Hippo Inc., or Hippo, from October 1999 to October 2002 and as President of Hippo over an approximately two-year period during that time, ending in October 2002. Mr. McGirr also served as a director of Hippo from October 1999 until October 2003. In December 2003, Hippo liquidated under Chapter 7 of the Federal bankruptcy laws.

        Mr. Stea has served as our Senior Vice President, Commercial Operations since February 2009. Prior to this, he served as our Vice President, Sales and Marketing from September 2007 to February 2009. Previously, Mr. Stea served as our Vice President, Sales, from July 2005 to August 2007, and our Executive Director, Sales, from August 2002 to June 2005.

        Dr. Vetticaden has served as our Senior Vice President, Chief Medical and Development Officer since September 2010. Prior to this, he was our Senior Vice President, Clinical Development and Chief Medical Officer from December 2008 to September 2010. Dr. Vetticaden served as a consultant from August 2008 until joining Cubist. From February 2007 to August 2008, he was Senior Vice President and Chief Medical Officer at Maxygen, Inc. Previously, from April 2003 to February 2007, Dr. Vetticaden was Vice President, Clinical Research, at Scios, Inc., a subsidiary of Johnson & Johnson, and was responsible for all development for Phase 1 through Phase 4 trials.

        Mr. Bate has served as one of our directors since June 2003 and became our lead director in June 2006. Since May 2009, Mr. Bate has served as President and Chief Executive Officer of Archemix Corp., a privately-held biotechnology company. From January 2007 to April 2009, Mr. Bate was President and Chief Executive Officer of Nitromed, Inc., or Nitromed. From March 2006 until January 2007, Mr. Bate was Chief Operating Officer and Chief Financial Officer of Nitromed. From January 2005 to March 2006, he was employed at JSB Partners, a firm Mr. Bate co-founded that provides banking and advisory services to biopharmaceutical companies. From 2002 to January 2005, Mr. Bate was head of commercial operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc. Mr. Bate is a director of AVEO Pharmaceuticals, Inc., BioMarin Pharmaceuticals, Inc. and TransMedics, Inc. During the previous five years, Mr. Bate also has served as a director of NitroMed and Coley Pharmaceutical Group, Inc.

        Dr. Corrigan has served as one of our directors since June 2008. Since January 2010, Dr. Corrigan has served as President and Chief Executive Officer of Zalicus, Inc. (formerly known as CombinatoRx, Incorporated). He is also a member of the Board of Directors of Zalicus, Inc. From April 2003 to December 2009, Dr. Corrigan was Executive Vice President, Research and Development at Sepracor, Inc., which recently changed its name to Sunovion.

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

        Dr. Hutson has served as one of our directors since June 2008. She retired from Pfizer in 2006 after spending 25 years in various research and leadership positions, most recently serving as Senior Vice President, Pfizer Global Research and Development and Director of Pfizer's pharmaceutical R&D site, known as Groton/New London Laboratories. Dr. Hutson is also a director at Endo Pharmaceuticals, Inc. and Inspire Pharmaceuticals, Inc.

        Mr. Moulder has served as one of our directors since February 2010. Since June 2010, Mr. Moulder has served as Chief Executive Officer of TESARO, Inc. From April 2009 to January 2010, Mr. Moulder served as Vice Chairman, President and Chief Executive Officer of Abraxis BioScience, Inc., or Abraxis, and as President and Chief Executive Officer of Abraxis's wholly-owned operating subsidiary, Abraxis BioScience, LLC, and the Abraxis Oncology division. Before that, he served as Vice Chairman of Eisai Corporation of North America from January 2008 until January 2009, after Eisai Inc. acquired MGI PHARMA, Inc., where he served as President and Chief Executive Officer since May 2003. Mr. Moulder also serves on the Board of Visitors of the Temple University School of Pharmacy. During the previous five years, Mr. Moulder also has served as a director of MethylGene, Inc.

        Dr. Rosenberg has served as one of our directors since March 2005. Since 2003, Dr. Rosenberg has been the Chief Scientific Officer of Promega Corporation. Dr. Rosenberg is a director of Promega Corporation, the Medical College of Wisconsin Research Foundation, and Scarab Genomics, LLC, a biotechnology company. He also serves as a member of the Advisory Council for the National Institutes of Allergy & Infectious Diseases at the National Institute of Health.

        Mr. Singleton has served as one of our directors since June 2003. From 2000 to the present, he has served as Executive Vice President and Chief Financial Officer of CitationAir (formerly CitationShares, LLC), a wholly-owned subsidiary of Cessna Aircraft Company and Textron Inc. During the previous five years, Mr. Singleton has served as a director of Salomon Reinvestment Company Inc.

        Mr. Soeters has served as one of our directors since September 2006. Since 1980, Mr. Soeters has worked at Novo Nordisk, a global health care company located in Copenhagen, Denmark. Since 2008, Mr. Soeters has served as President of Novo Nordisk Europe A/S. From 2000 to 2007, Mr. Soeters served as President, North America and Senior Vice President of Novo Nordisk, Inc. He is also executive committee member of the European Federation of Pharmaceuticals Industries and Associations (EFPIA) Heads of Europe. He is a member of the Board of Directors of the Steno Diabetes Center in Gentofte, Denmark. During the previous five years, Mr. Soeters also has served as a director of Pharmacopeia, Inc.

        Dr. Wood has served as one of our directors since March 2005. Dr. Wood is currently an Orthopedic Surgeon and retired President-emeritus of the Mayo Foundation and Professor of Orthopedic Surgery, Mayo Clinic School of Medicine. He was previously Chief Executive Officer of the Mayo Foundation from 1999 until 2003. Dr. Wood is also a director of SingHealth, an integrated health system in Singapore, STERIS Corporation, a medical device company, and three private health care-related companies: Assistive Technologies Group, Inc., Helix Medical LLC, and Polyglot Systems, Inc.

WHERE YOU CAN FIND MORE INFORMATION

        We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information may be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

        Financial and other information about Cubist is available on our website, http://www.cubist.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any of our stockholders upon request in writing to "Investor Relations, Cubist Pharmaceuticals, Inc., 65 Hayden Ave., Lexington, MA 02421."

ITEM 1A.    RISK FACTORS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. We refer you to the section above entitled, "Forward-Looking Statements," which identifies the forward-looking statements in this report.

Risks Related to Our Business

We depend heavily on the continued commercial success of CUBICIN.

        For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon our ability to prevail in the litigation with Teva and its affiliates or to otherwise resolve the litigation on favorable terms and upon CUBICIN's continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN is approved in the U.S. as a treatment for cSSSI and S. aureus bloodstream infections (bacteremia), including those with RIE, caused by methicillin-susceptible and methicillin-resistant isolates.

        We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S., particularly as the market into which CUBICIN is sold has shown no growth recently, and economic problems persist, leading to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals. Further, CUBICIN faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies, including an inexpensive generic product and two recently approved drugs, one which was launched commercially just last month by Forest. CUBICIN will likely in the future compete with other drugs that are currently in late-stage clinical development.

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

  •
  the ability to increase the opportunities for our sales force to provide clinical information to those physicians who treat patients for whom CUBICIN would be appropriate, particularly in the face of increasing restrictions on sales professionals' access to physicians;

  •
  the ability to maintain and grow market share and vial sales as the price of CUBICIN increases, the growth of the market for CUBICIN flattens and the profile of competitors to CUBICIN evolves;

  •
  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

  •
  the impact on physician's perception and use of CUBICIN as a result of recently-published guidelines for the treatment of MRSA infections by the IDSA;

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

  •
  the level and scope of rebates and discounts that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the 340B/PHS drug pricing program;

  •
  future legislative and policy changes in the U.S. and other jurisdictions where CUBICIN is sold, including any additional health care reform, or changes to the existing legislation, price controls or taxes on pharmaceutical sales;

  •
  maintaining the level of fees and discounts payable to distributors and wholesalers who distribute CUBICIN at the same or similar levels; and

  •
  the cost containment efforts of hospitals, particularly with respect to CUBICIN, which often represents the top antibiotic expense for hospital pharmacies and is a significant cost to them.

        We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, would impact our ability to effectively sell and market CUBICIN.

        As of December 31, 2010, CUBICIN had been approved or received an import license in over 71 countries outside of the U.S. and is being marketed by our international partners in 45 of these countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

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

        General Proprietary Rights.    Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges.

        We cannot be sure that our patents and patent applications, including our own and those that we have rights under through licenses from third parties, will adequately protect our intellectual property for a number of reasons, including but not limited to the following:

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

  •
  third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and

  •
  the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners' patent applications may result in patents with narrower coverage than we desire.

        The patents or the unpatented proprietary technology we hold or have rights to may not be commercially useful in protecting CUBICIN or our drug candidates. Even if we have valid and enforceable patents, these patents still may not provide us with sufficient proprietary protection or competitive advantages against competing products or processes.

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

        Our trademarks, CUBICIN and Cubist, in the aggregate are considered to be material to our business. These trademarks are covered by registrations or pending applications for registration in the U.S. PTO and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. The trademark protection that we have pursued or will pursue in the future may not afford us commercial protection.

We are completely dependent on third parties to manufacture CUBICIN and other products that we are developing.

        CUBICIN.    We do not have the capability to manufacture our own CUBICIN API or CUBICIN finished drug product. We contract with ACSD to manufacture and supply us with CUBICIN API for commercial purposes in the U.S. and for our international partners. ACSD is our sole provider of our commercial supply of CUBICIN API. Our CUBICIN API must be stored in a temperature controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API in addition to what is stored at ACSD at the ICS warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD is currently in the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase the production capacity. We are assisting in the planning and execution of this project and sharing in the costs. Any significant delays in this project may result in our inability to achieve supply of CUBICIN API in adequate quantities to meet demand, which could have a material adverse effect on our results of operations and financial condition. In addition, any significant additional costs of this project could have a material adverse effect on our results of operations and financial condition.

        We contract with both Hospira and Oso to manufacture and supply to us finished CUBICIN drug product for our use in the U.S. and our partners' use in other markets.

        If Hospira, Oso, or, in particular, ACSD, experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials or supplies, if they have significant problems with their businesses, including lack of capacity, whether as a result of the constrained credit and financial markets or otherwise, if they experience staffing difficulties or slow-downs in their systems which affect the manufacturing and release of CUBICIN, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN. Any such supply interruptions could impair our ability to supply CUBICIN at levels to meet market demand, which could have a material adverse effect on our results of operations and financial condition. Because of the significant U.S. and international regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN if we decided to transfer the manufacture of CUBICIN API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

        Because the ACSD manufacturing facilities are located in Italy and the Hospira and Oso product finishing facilities are located in the U.S, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of API is of significant value. While in transit to the U.S., stored at ICS or in transit to our finished product manufacturers, our API must be stored in a temperature controlled environment and could be lost or become adulterated. Depending on when in this process the API is lost or adulterated, we could experience significant interruptions in the supply of CUBICIN and our financial performance could be negatively impacted. We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, particularly if any of such events took place in Italy where ACSD is located.

        Development Products.    If the third-party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

        Reliance on third-party suppliers also entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance, and some aspects of product release. Our third-party suppliers may not be able to comply with cGMP requirements in the U.S. or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, suspension of manufacture, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

We face significant competition from other biotechnology and pharmaceutical companies and, particularly with respect to CUBICIN, will likely face additional competition in the future from third-party drug candidates under development, and may face competition in the future from generic versions of CUBICIN, including from Teva.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staffs, larger and more experienced sales and marketing organizations, and greater manufacturing capabilities. Our competitors may develop, acquire or license on an exclusive basis technologies and drug products that are safer, easier to administer, more effective, or less costly than CUBICIN or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the continued acceptance of CUBICIN, if physicians prefer other drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, our financial condition and results of operations would be negatively impacted.

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox, marketed by Pfizer, Synercid, marketed by King Pharmaceuticals, Inc., and Tygacil, marketed by Wyeth, a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. CUBICIN also faces competition in the U.S. from VIBATIV (telavancin), which was approved by the FDA in September 2009 as a treatment for cSSSI and is co-marketed in the U.S. by Astellas US and Theravance, Inc., and Teflaro, (ceftaroline fosamil), which is being commercialized by Forest. Teflaro is a broad-spectrum bactericidal cephalosporin with activity against both Gram-positive and Gram-negative microorganisms, which was approved by the FDA in October 2010 for the treatment of community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia, and ABSSSI, including cases caused by MRSA. Forest launched Teflaro in the U.S. in January 2011. In addition, CUBICIN may face competition in the U.S. from generic versions of CUBICIN if Teva's ANDA is approved and/or another third party files an ANDA that is ultimately approved. Teva's launch of a generic version of CUBICIN could occur after the district court proceeding if the district court rules in favor of Teva or before the completion of the district court proceeding if the 30-month statutory stay (as shortened or lengthened by the court), which is currently expected to expire in August 2011, has expired and Teva decides to launch prior to the district court decision. The trial in this case currently is scheduled to begin in April 2011. CUBICIN will likely face competition in the future from drug candidates currently in clinical development, including late-stage drug candidates being developed as treatments for ABSSSI. Such drug candidates include oritavancin, which is being developed by The Medicines Company, torezolid phosphate, which is being developed by Trius Therapeutics, Inc., and ceftobiprole, which is being developed by Basilea Pharmaceutica Ltd.

        Any inability on our part to compete with current or subsequently introduced drug products would have a material adverse impact on our results of operations.

We need to manage our growth and the increased breadth of our activities effectively and the ways that we have chosen, or may choose, to manage this growth may expose us to additional risk.

        We have expanded the scope of our business significantly in recent years, having acquired and in-licensed several drug candidates and having progressed pre-clinical and multiple clinical stage drug candidates. We are still progressing some of these candidates and also have terminated development of some, and our activity in this area has been taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

        We also have chosen to accommodate some of this increased activity through increased utilization of vendors, such as our increasing use of CROs to help run our clinical trials, rather than addressing all of these demands through internal growth. As a result, many key aspects of our clinical trial process, which is key to our business, have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical trials fail to perform the clinical trials in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials, or we may be unable to rely in the future on the clinical data generated. These clinical investigators and CROs may not carry out their contractual duties or obligations, they may fail to meet expected deadlines, or the quality or accuracy of the clinical data they obtain may be compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons. If these, or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

        In addition, we are currently engaged in construction to expand the laboratory space at our headquarters in Lexington, Massachusetts. If we are unable to expand according to our projected timeline, we may not be able to sufficiently grow our organization and this could have a material adverse impact on our business.

        In general, we may not select the optimal balance between growing internally and increasing our use of outside vendors. Too much relative internal growth could end up costing us more in recruiting, hiring and infrastructure expansion, such as our expanded laboratory space and could lead to idle employees and space if we do not grow our business as much or as quickly as expected. Too much relative use of vendors could end up costing us more in negotiating and administering contracts, and the ensuing relationships and vendor fees gives us less control over projects that are important to our business, and could result in disputes with the vendors if the relationships do not progress as one or the other of us anticipated.

Our long-term strategy is dependent upon our ability to attract and retain highly qualified personnel.

        Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical and sales personnel. In order to induce valuable employees to remain at Cubist, we provide competitive compensation packages, including stock options and restricted stock units that vest over time. In the future, we expect to continue providing competitive compensation packages, including stock options, restricted stock units or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We also have provided retention letters to our executive officers and certain other key employees. Despite our efforts to retain valuable employees, members of our management, scientific, medical and sales teams, including some senior members, have in the past and may in the future terminate their employment with us. The failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results.

Our long-term strategy is dependent upon successfully discovering, obtaining, developing and commercializing drug candidates.

        We have made significant investments in research and development and have, over the past few years, increased our research and development workforce. However, before CB-182,804 for which we discontinued development in September 2010, after reviewing Phase 1 clinical trial results, and CB-183,315, for which we initiated a Phase 2 clinical trial in April 2010, none of our internally-discovered product candidates had ever reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-discovered drug candidates or that there will be clinical benefits supporting the further advancement demonstrated by these or any other drug candidates that we do initiate or advance in clinical trials.

        Except for CB-183,315, all of our drug candidates that have progressed to or beyond Phase 2 clinical trials, including CUBICIN, were not internally developed. We obtained the rights to these drugs through the in-licensing or acquisition of patents, patent rights, product candidates and/or technologies from third parties. These types of activities represent a significant expense, as they generally require us to pay upfront payments, development and commercialization milestone payments and royalties on product sales to other parties. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs, as well as any resulting profits, with a third party.

        We may not be able to acquire, in-license or otherwise obtain rights to additional desirable drug candidates or marketed drug products on acceptable terms or at all. In fact, we have faced and will continue to face significant competition for these types of drug candidates and marketed products from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. Because of the intense competition for these types of drug candidates and marketed products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and marketed products, which have the lowest risk and would have the most immediate impact on our financial performance. If we need additional capital to fund our acquisition, in-licensing or otherwise obtaining rights to a drug candidate or marketed product, we would need to seek financing by borrowing funds or through the capital markets. Given the current state of the financial and credit markets, it may be difficult for us to acquire the capital that we would need at an acceptable cost.

        If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates and achieve approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. For example, in 2010, we decided to stop development of two product candidates, ecallantide and CB-182,804, based on clinical trial results. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we currently are developing would generate revenues for several years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, this could have a material adverse effect on our long term business, operating results and financial condition and our ability to create long-term shareholder value may be limited.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

        As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions, such as our acquisition of Calixa in December 2009. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets were to be constrained at the time we require funding. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target or result in the accounting effect of the acquisition being different than what we had anticipated. We may also have to adjust certain aspects of the accounting for acquisitions, such as goodwill, in-process research and development, or IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

        We may not be able to realize the benefit of acquiring businesses with promising drug candidates if we are unable to successfully develop and commercialize such drug candidates. As a result, we cannot assure you that, following the acquisition of Calixa or any future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The FDA and other competent authorities worldwide may change their approval requirements or policies for antibiotics, or apply interpretations to their requirements or policies, in a manner that could delay, increase development costs or prevent commercialization of our antibiotic product candidates or approval of any additional indications for CUBICIN that we may seek in the U.S. and other countries.

        Regulatory requirements for the approval of antibiotics in the U.S. may change in a manner that requires us to conduct additional large-scale clinical trials, which would increase development costs and may delay or prevent commercialization of our antibiotic product candidates or approval of any additional indications for CUBICIN that we may seek. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

        In 2006, the FDA refused to accept successfully completed non-inferiority studies as the basis of approval for certain antibiotic indications (such as acute sinusitis or acute otitis media). In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. The draft guidance did not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. In November 2008, the Anti-Infective Drugs Advisory Committee, or AIDAC, concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if certain abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. Based on recent FDA draft guidance, the FDA appears to agree with the AIDAC's position that non-inferiority trials are acceptable for cSSSI indications. In August 2010, the FDA issued draft guidance on drug development for ABSSSI, in which the agency confirmed that non-inferiority trials are acceptable to support serious skin infection indications, but did not specify what non-inferiority margin should be used. On October 29, 2010, the FDA approved ceftaroline for treatment of ABSSSI based on a pre-specified non-inferiority margin of 10% against standard therapy in the product's Phase 3 clinical studies. Although this approval may provide some indication of the FDA's approach, the lack of clear guidance from the FDA concerning the appropriate non-inferiority margin and, more particularly, to which study end point this should be applied, continues to leave uncertainties about the standards for approval of antibiotics in the U.S. In November 2010, the FDA also issued a final guidance on the use of non-inferiority trials to support the approval of antibacterial drugs. Although this guidance provides no further information on the acceptable range of non-inferiority margins, the FDA suggests that, in light of the final guidance, companies should re-evaluate non-inferiority study protocols previously reviewed. In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia) and is currently considering updating its guidance for cIAI and cUTI. If these standards are not clarified in the near future, we will be required to make certain assumptions based on draft guidelines in the design of our Phase 3 trials for CXA-201. If final guidelines are not ultimately adopted or our assumptions prove to be incorrect, our trials could be significantly delayed, our development costs could significantly increase and we may be prevented from commercializing our antibiotic product candidates which would likely have a material adverse effect on our business.

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

        The factors described above could increase our development costs or delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we are developing or may seek to develop, such as CXA-201, CB-183,315 or the approval of any additional indications for CUBICIN in the U.S. This would likely have a material adverse effect on our business and results of operations.

We have collaborative and other similar types of relationships that expose us to a number of risks.

        We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture and market drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck subsidiary, to develop and commercialize CUBICIN outside the U.S., and we have collaborations with respect to certain of our pre-clinical candidates. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

        In order for existing and future collaborations to be successful, we need to be able to work successfully with our collaborators or their successors. If not, these arrangements would likely be unsuccessful and/or terminate early. In addition, factors external to our collaborations, such as patent coverage, regulatory developments or market dynamics can impact each collaboration.

        Reliance on collaborations poses a number of risks to our business including the following:

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

  •
  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, commercial terms, the level of efforts being utilized to develop or commercialize product candidates that are the subject of a particular collaboration, or the preferred course of development or commercialization strategy might cause delays or termination of the research, development or commercialization of drug candidates or products that we are marketing, lead to additional responsibilities with respect to drug candidates or marketed products, or result in litigation or arbitration, any of which would be time-consuming and expensive and could cause disruptions in the collaborative nature of these relationships, which could impede the success of our endeavors;

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

  •
  some of our collaborators might develop independently, or with others, drug products that compete with ours; and

  •
  our collaborators could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could cause them to de-prioritize their efforts on our collaboration.

        Collaborations with third parties are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborators or third parties with whom we have similar arrangements, for the reasons stated above or others, will have an adverse effect on our operations and financial performance.

The investment of our cash is subject to risks which could result in losses.

        We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, and money market instruments. In the past, we also have invested in auction rate securities. All of these investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today's tightened and fluctuating credit and financial markets. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. For example, we have previously recorded an other-than-temporary impairment charge on our $58.1 million par value auction rate securities, and sold these securities in December 2010 for $28.8 million.

We have incurred substantial losses in the past and may incur additional losses or fail to increase our profit.

        We have been profitable for eighteen consecutive quarters before considering the retrospective application, on January 1, 2009, of the provisions of accounting guidance for debt with conversion and other options. Despite our recent sustained profitability, we may incur future operating losses as a result of planned increased spending on the development of our drug candidates, investments in product opportunities or a reduction in revenues following a negative outcome in the ANDA litigation with Teva. In particular, as we progress our current pipeline of product candidates, our spending on clinical trials and the contingent consideration due to former stockholders of Calixa is expected to increase significantly. The maximum contingent consideration owed to former stockholders of Calixa is $290.0 million as of December 31, 2010. If our revenues from CUBICIN decline or do not continue to grow at their present rate, we may fail to maintain our profitability, and the market price of our common stock may decline. Our common stock price also may decline even if we continue to be profitable but our profitability declines or fails to grow at a rate expected by investors in our stock.

We may require additional funds, and we do not know if additional funds would be available to us at all, or on terms that we find acceptable, particularly given the strain in the financial and credit markets.

        In October 2010, we closed the issuance of $450.0 million aggregate principal amount of 2.50% convertible senior notes which become due in November 2017, or the 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of the 2.25% convertible subordinated notes, or the 2.25% Notes, that we issued in 2006 and which become due in June 2013. Despite the net proceeds that we realized from the offering of the 2.50% Notes, after the expenses and fees of the offering and repurchase of the 2.25% Notes, we may be required to seek additional funds in the future due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased or redeemed earlier, the remaining $109.2 million aggregate principal amount of the 2.25% Notes will become due in June 2013 and the $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. Other than our $90.0 million credit facility with RBS Citizens, National Association, or RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our stockholders or us, particularly if the credit and financial markets were to be constrained at the time we require funding.

        We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be on acceptable or affordable terms, particularly if the credit and financial markets were to be constrained at the time we require funding.

        Our annual debt service obligations on our outstanding 2.25% Notes, after taking into account our repurchase of approximately $190.8 million of the principal amount of such notes, are approximately $2.5 million per year in interest payments, and our annual debt service obligations on our 2.50% Notes are approximately $11.3 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights to CUBICIN or our product candidates in certain markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital when we need it, we will not be able to execute our current business plan successfully.

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal and state net operating loss, or NOL, carryforwards.

        We are subject to federal and state income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as "book tax"). These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock-based compensation, the accounting for business combinations, including accounting for contingent consideration, changes in tax laws and rates, the tax impact of existing or future health care reform, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could affect our results of operations, including our net income, particularly now that we have utilized substantially all of our remaining federal and state NOLs. The effect on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

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

  •
  we or our collaborators may initiate litigation or other proceedings against third parties to enforce patent rights;

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

        An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this "Risk Factors" section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, the uncertainty of the outcome of the Teva litigation, and developments in the Teva litigation that may be perceived to negatively impact our position in the litigation, our stock price may decline. In addition, an adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and will likely have a material adverse effect on our revenues, results of operations and financial condition.

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

        In both domestic and foreign markets, sales of CUBICIN and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN, related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or provide an insufficient level of coverage and reimbursement, CUBICIN may be too costly for general use, and physicians may not prescribe it. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as managed care organizations, or MCOs, are likely to have an effect on the successful commercialization of, and our ability to attract collaborative partners to invest in the development of our product candidates.

        In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the following, impact the revenues that we derive from CUBICIN:

  •
  The statutory requirement that Medicare may not make a higher payment for inpatient services that are necessitated by HACs arising after a patient is admitted to a hospital may affect the rate of reimbursement for CUBICIN. Although MRSA has not been designated as a HAC, it is implicated by this statutory requirement in situations where MRSA triggers another condition that is itself a HAC. In addition, MRSA may be added as a HAC in the future. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that develop a HAC and such patients may have been treated with CUBICIN.

  •
  The Medicare Part B payment rate to physicians and hospital outpatient departments for CUBICIN is set on a quarterly basis based upon the ASP for a previous quarter. Significant downward fluctuations in such reimbursement rate could negatively affect revenues from CUBICIN both in the Medicare market and in the private insurance market since private payors are increasingly using ASP for determining their payments for drugs. While hospital outpatient rates can change through regulatory or legislative action, the Medicare Part B payment methodology for physicians, which is ASP plus six percent, can only change through legislation.

  •
  A portion of CUBICIN administered in outpatient settings is subject to reimbursement under the federal Medicare Part D prescription drug program. Health care reform requires a number of changes to this program that will largely eliminate the patient coverage gap, which is sometimes referred to as the "doughnut hole," over a number of years beginning in 2011. One element of health care reform requires, as a condition of coverage of a drug under Part D, beginning in 2011, that pharmaceutical manufacturers, such as Cubist, provide a 50% discount for prescriptions of their brand-name drugs filled within the doughnut hole.

  •
  Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid under a fee-for-service benefit. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current AMP, and best price for CUBICIN to CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within three years of when such data originally were due, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Health care reform altered the Medicaid rebate amount formula in a manner that increased our rebate liability starting in 2010 by increasing the applicable rebate percentage for most innovator drugs to 23.1%, which will negatively impact CUBICIN revenues and revenues from other products that we may sell in the future. Upon enactment, health care reform also expanded the universe of Medicaid utilization subject to rebates to include utilization that occurs under a capitated benefit structure, which also may reduce our revenues. In addition, health care reform provides additional conditions, to be phased in between 2010 and 2014, under which individuals may qualify for the Medicaid program and its drug benefit; these changes could increase the number of individuals eligible for the Medicaid drug benefit. Expanded Medicaid eligibility could impact CUBICIN sales, as well as the portion of those sales that are subject to Medicaid rebates, and thus our revenues. Health care reform also provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. CMS' current plans for implementation of this requirement may also provide for the public availability of pharmacy acquisition cost data. The public availability of all this data could impact CUBICIN sales. Finally, health care reform and additional legislation passed in August 2010 also changes the definition of AMP effective October 2010, which may impact our Medicaid rebate liability and, as a result, impact our revenues.

  •
  The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/ PHS drug pricing program extends discounts on outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicaid and low income Medicare beneficiaries. The required discount is calculated based on the reported AMP and Medicaid rebate amount for CUBICIN. The revisions to the Medicaid rebate formula and AMP definition enacted by health care reform could cause this required discount to increase. Health care reform extended the discounts to new types of entities in 2010, and pending legislation would further expand the program to drugs used in the inpatient setting under certain circumstances. In addition, health care reform requires, beginning in 2014, substantial reductions to the special federal Medicare funding that hospitals with disproportionate share status receive; this reduced funding and the anticipation of it could cause such hospitals to re-evaluate their purchases of branded pharmaceuticals, including CUBICIN.

  •
  We also make our products available for purchase by authorized users of the FSS of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, we are required to offer deeply discounted FSS contract pricing to four federal agencies and certain federal grantees.

  •
  Health care reform requires pharmaceutical manufacturers, such as Cubist, to pay a new annual excise tax to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the industry's overall tax requirement (approximately $2.5 billion in 2011 and set to increase in ensuing years) based on the dollar value of its sales to certain federal programs identified in the law. Cubist's annual share of the tax will be difficult to project, as it will be determined not only by Cubist's own sales to these programs, but also by similar sales by all other pharmaceutical companies.

  •
  "Bundled" payment to hospitals, physicians, and other providers, under which payment for all products and services for an episode of care are combined in a capitated arrangement, has been selectively adopted by government payors. In addition, health care reform includes specific provisions to fund pilot projects involving bundled Medicare and Medicaid payments. Such reimbursement methodologies could impact the way providers evaluate CUBICIN and other brand name drugs for purchase.

        In addition to these existing legislative and regulatory mandates, future legislation or regulatory actions altering these mandates or imposing new ones may have a significant effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, legislative and regulatory actions and proposals to control and reduce health care costs, including those that use financial rewards or penalties to incentivize cost reductions and increase the quality of patient care.

        In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesaler price, or AWP. An increasing number of payors are instead adopting reimbursement based on new measures, such as ASP and AMP. The existing data for reimbursement based on these metrics is relatively limited. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover CUBICIN, and the willingness of providers to purchase it.

        Third-party payors, including the U.S. government, are increasingly challenging the prices charged for and the cost-effectiveness of medical products, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as MCOs, as well as the implementation of health care reform, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

        Finally, outside the U.S., including most countries in the EU, certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by our collaborators in those countries. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Major proposed or actual price reductions for branded pharmaceuticals occurred during 2010 in Germany, Italy, Spain, France, and Greece. Greece imposed the most severe measures, with price cuts in excess of 20% for many drugs. Further, a number of EU states use drug prices from other EU members as "reference prices" to help determine pricing in their own countries. Consequently, a downward trend in drug prices for some countries could contribute to similar occurrences elsewhere.

        In another international trend, various countries are also investigating completely new drug reimbursement methodologies, under which prices would be set largely on the basis of assumptions on drugs' pharmaco-economic value. For example, in 2010 the UK announced that, by 2014, it will begin determining reimbursement rates for new drug products based in large part on an assessment of the overall value of each drug's benefits. The impact on CUBICIN reimbursement, incremental resources needed to manage submissions in such a regulatory environment, and the potential for other countries adopting similar approaches are difficult to predict at this time.

Our business and industry is highly regulated and scrutinized, and our long-term strategy and success is dependent upon compliance with applicable regulations and maintaining our business integrity.

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

        Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an IND to the FDA or a similar document to competent health authorities outside the U.S. The FDA and other countries' authorities will allow us to begin clinical trials under an IND if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we did not have the requisite data to file for an IND and proceed with clinical trials, and this likely will happen again in the future.

        Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g., IRBs and Ethical Committees, or ECs,) associated with the institutions where the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. For example, in December 2009, we announced the early closing of enrollment of both Phase 2 trials of CB-500,929 subsequent to a recommendation from the Data Safety Monitoring Board to temporarily suspend enrollment in one of the trials, known as the CONSERV-2 trial, due to the observation of a statistically significant increase in mortality observed in the CB-500,929 arm of the trial relative to the comparator arm in that trial. In March 2010, we decided to stop development of CB-500,929 due to the top line efficacy and safety data from the CONSERV Phase 2 trials. In September 2010, we discontinued development of CB-182,804 based on safety data from Phase 1 trial results.

        Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

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

  •
  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of CXA-101 or CXA-201 that may be conducted by Astellas or any other licensees that it may engage for development in territories for which we do not have commercial rights;

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

  •
  the failure of third-party CROs and other third-party service providers and independent clinical investigators that we have engaged to manage and conduct the trials with appropriate quality and in compliance with regulatory requirements to perform their oversight of the trials, to meet expected deadlines or to complete any of the other activities that we have contracted such third parties to complete;

  •
  the failure of our clinical investigational sites, and related facilities and the records kept at such sites, and clinical trial data to be in compliance with the FDA's Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, EMA, or EU Member State inspections of clinical trials—such failure at even one site in a multi-site clinical trial can impact the results or success of the entire trial;

  •
  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or the ECs at the institutions where we wish to conduct the trials on a trial design that we are able to execute;

  •
  the FDA or the competent national authorities of EU Member States, ECs or a Data Safety Monitoring Committee for a trial placing a trial on "clinical hold," temporarily or permanently stopping a trial, or requesting modifications of a trial for a variety of reasons, principally for safety concerns;

  •
  any concern at the FDA, or the competent national authorities of EU Member States, with accepting the results of trials that have been conducted in countries for which the industry and regulatory authorities only have recent experience with and which may be seen to have less stringent compliance standards;

  •
  difficulty in adequately following up with patients after trial-related treatment; and

  •
  changes in laws, regulations, regulatory policy, or clinical practices.

        If clinical trials for our drug candidates are unsuccessful, delayed or canceled, we will be unable to meet our anticipated development and commercialization timelines and we may incur increased development costs and delays in marketing approvals, which could harm our business and cause our stock price to decline.

        Regulatory Product Approvals.    We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN. In territories around the world where CUBICIN is not already approved, our international collaborators have submitted or plan on submitting applications for approvals to market CUBICIN. However, we cannot be sure that any regulatory authority will approve these or any future submissions on a timely basis or at all. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

        Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards or standards developed by regulatory agencies in countries other than the U.S. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and could even affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN. Moreover, recent events, including complications experienced by patients taking FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress or foreign legislatures and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs. In summary, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals. In addition, biotechnology stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a drug candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA's or any foreign regulatory authority's response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

        Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Our commercialization of an approved drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. Therefore, we may seek to conduct clinical studies for a drug in a manner that we think will increase the chances of commercial success or design trials in such a way, for example by increasing the trial size, that we believe will reduce the chances of unfavorable information in the drug's label. This approach may make clinical development of our drug candidates more expensive, and possibly increase our risk of failure. Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and a study of CUBICIN with and without gentamicin combination therapy in the treatment of RIE caused by S. aureus. Our business could be seriously harmed if we either do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA requires us to change related sections of the marketing label for CUBICIN or imposes monetary fines on us.

        Adverse medical events that occur during clinical trials or during commercial marketing of CUBICIN could result in legal claims against us and the temporary or permanent withdrawal of CUBICIN from commercial marketing, which could seriously harm our business and cause our stock price to decline.

        Commercialization.    Our company, our drug products, the manufacturing facilities for our drug products and our promotion and marketing materials are subject to continual review and periodic inspection by the FDA and other regulatory agencies, including foreign regulatory agencies, for compliance with pre-approval and post-approval regulatory requirements, including GMPs, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product that we are developing or commercializing, further regulatory approval will be required.

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

        Failure to comply with manufacturing and other post-approval state or federal U.S. law, or similar laws of other countries, including laws that prohibit certain payments to health care professionals and/or require reports with respect to the payments and marketing efforts with respect to health care professionals, or any regulations of the FDA and other regulatory agencies can, among other things, result in fines, increased compliance expense, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions, consent decrees, corporate integrity agreements and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulations may have a negative effect on our operating results and financial condition.

        Compliance/Fraud and Abuse.    We are subject to extensive and complex laws and regulation, including but not limited to, health care "fraud and abuse" laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. There appears to be a heightened risk of such investigations in the current environment, as evidenced by recent enforcement activity and pronouncements by the Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the use of a legal doctrine that could impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Other countries have also developed an array of legislative and regulatory provisions to combat fraud and abuse. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries.

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

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets; and

  •
  actions by our licensees, distributors, manufacturers, CROs, other third parties who act on our behalf or with whom we do business in foreign countries, or our employees who are working abroad that could subject us to investigation or prosecution under foreign or U.S. laws, including the FCPA, or the anti-bribery or anti-corruption laws, regulations or rules of such foreign countries.

        These and other risks associated with our international operations, including those described elsewhere in this "Risk Factors" section, may materially adversely affect our business and results of operations.

        Environmental, Safety and Climate Control.    Our research, development and manufacturing efforts, and those of third parties that research, develop and manufacture our products and product candidates on our behalf or in collaboration with us, involve the controlled use of hazardous materials, including chemicals, viruses, bacteria and various radioactive compounds, and are therefore subject to numerous U.S. and international environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition, we, and our collaborators and third-party manufacturers may also become subject to laws and regulations related to climate change, including the impact of global warming. The costs of compliance with environmental and safety laws and regulations are significant, and the costs of complying with climate change laws could also be significant. Any violations, even if inadvertent or accidental, of current or future environmental, safety or climate change laws or regulations could subject us to substantial fines, penalties or environmental remediation costs, or cause us to lose permits or other authorizations to operate affected facilities, any of which could adversely affect our operations.

        Employment and Human Resources.    The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid, and are subject to evolving interpretations by regulatory and judicial authorities. The failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our operations. For example, a 2010 decision by the U.S. Court of Appeals for the Second Circuit, In re Novartis Wage & Hour Litigation, in a split from an earlier decision from the U.S. Court of Appeals for the Third Circuit, held that pharmaceutical sales representatives were non-exempt employees under the Fair Labor Standards Act. The Second Circuit's decision may trigger additional litigation against pharmaceutical companies, including us. An adverse result in any such litigation could result in significant damages to us and could therefore have a material adverse effect on our business and results of operations.

Credit and financial market conditions may exacerbate certain risks affecting our business.

        Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other health care providers. As a result of current global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, earnings and cash flow. In addition, we rely upon third parties for many aspects of our business, including collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations and manufacturers, and third-party suppliers. Because of the tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

The way that we account for our operational and business activities is based on estimates and assumptions that may differ from actual results, and new accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

        The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, including product rebate, chargeback and return accruals, inventories, clinical research costs, investments, property and equipment, other intangible assets, income taxes, accounting for stock-based compensation and business combinations, including contingent consideration and impairment of goodwill and IPR&D. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates as a result of unexpected conditions or events occurring which cause us to have to re-assess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

        The FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by the FASB, the SEC and other bodies may have the effect of requiring us to make changes in our accounting policies, including how we account for revenues and/or expenses, which could have a material adverse impact on our financial results.

We could incur substantial costs resulting from product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the amounts that we desire for a price we are willing to pay. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in sufficient amounts, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of defending any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings may also absorb significant management time.

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

  •
  third-party reports of our sales figures or revenues;

  •
  changes in the market, medical need or demand for CUBICIN, including as a result of the CUBICIN-related risk factors described in this "Risk Factors" section;

  •
  new legislation, laws or regulatory decisions that are adverse to us or our products;

  •
  the announcements of clinical trial results, regulatory filings, acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;

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

        In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

        Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully defend against the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 88,000 square feet of commercial and laboratory space and twelve acres of land. In 2010, we began construction on an additional 77,000 square feet of laboratory space, with a planned total of approximately 104,000 of additional square feet of space at our headquarters to accommodate both current and anticipated future needs.

        Our principal operating leases consist of approximately 178,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in September 2012 for approximately 20,000 square feet and April 2016 for approximately 158,000 square feet.

ITEM 3.    LEGAL PROCEEDINGS

        On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva notifying Cubist that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist's receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also issued its claims construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva's motion for leave to amend, and on September 20, 2010, Teva filed its amended answer alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva's proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that Cubist is asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. Our ability to continue to generate significant revenues from CUBICIN is dependent upon our ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms. An adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and may have a material adverse effect on our results of operations and financial condition. In addition, it is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

        From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is included under Item 12 of Part III of this Annual Report on Form 10-K and is incorporated herein by reference.

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol CBST. The following table shows the high and low sales price for our common stock as reported by the NASDAQ Global Select Market for each quarter in the periods presented:

	Common Stock Price
	2010		2009
	High	Low	High	Low
First Quarter	$23.50	$18.66	$25.50	$13.81
Second Quarter	$24.38	$19.65	$19.75	$15.60
Third Quarter	$24.10	$20.08	$22.39	$16.27
Fourth Quarter	$25.48	$20.81	$20.25	$16.50

Holders

        As of February 11, 2011, we had 153 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities Registered pursuant to Section 12 of the Exchange Act

        None.

Corporate Performance Graph

        The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and to the NASDAQ Pharmaceutical Index from December 31, 2005, through December 31, 2010. The comparison assumes $100 was invested on December 31, 2005, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31 of the year indicated.

	2005	2006	2007	2008	2009	2010
CBST	100	85	97	114	89	101
NASDAQ Stock Market (U.S.)	100	110	119	57	83	98
NASDAQ Pharmaceutical Index	100	98	103	96	108	117

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from our audited consolidated financial statements.

	For the Years Ended December 31,
	2010		2009	2008		2007	2006
	(in thousands, except share and per share data)
U.S. product revenues, net	$599,601		$523,972	$414,681		$285,059	$189,512
International product revenues	25,316		13,759	7,400		5,347	808
Service revenues(1)	8,500		22,550	9,451		—	—
Other revenues	3,041		1,863	2,109		4,214	4,428

Total revenues, net	636,458		562,144	433,641		294,620	194,748
Costs and expenses:
Cost of product revenues	140,765		116,889	90,381		68,860	48,803
Research and development	157,854		170,575 (3)	126,670	(4)	85,175 (7)	57,405
Contingent consideration	4,897		—	—		—	—
Sales and marketing	85,502		82,202	84,997		67,662	56,879
General and administrative	57,841		54,718	40,704		31,485	26,745

Total costs and expenses	446,859		424,384	342,752		253,182	189,832
Interest income	4,700		4,260	10,066		18,036	10,589
Interest expense	(25,580)		(20,891)	(21,070)		(21,978)	(22,560)
Other income (expense)	(14,410)	(2)	(1,226)	(50,365)	(5)	(20)	12

Income (loss) before income taxes	154,309		119,903	29,520		37,476	(7,043)
Provision (benefit) for income taxes	59,984		40,303	(98,372)	(6)	1,880	—

Net income (loss)	$94,325		$79,600	$127,892		$35,596	$(7,043)

Basic net income (loss) per common share	$1.60		$1.38	$2.26		$0.64	$(0.13)
Diluted net income (loss) per common share	$1.55		$1.36	$2.07		$0.62	$(0.13)
Shares used in calculating:
Basic weighted average number of common shares	58,795,467		57,745,724	56,645,962		55,591,775	54,490,376
Diluted weighted average number of common shares	62,659,632		68,382,230	67,955,061		57,448,661	54,490,376

(1)
From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V. in the U.S. under a commercial services agreement with AstraZeneca. In June 2010, our agreement with AstraZeneca, as amended, terminated in accordance with its terms. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

(2)
In October 2010, we closed the issuance of $450.0 million aggregate principal amount of the 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of the 2.25% Notes that we issued in 2006 and which become due in June 2013 and recorded a $17.8 million loss on extinguishment. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

(3)
In 2009, we recorded $25.0 million in upfront payments relating to our collaboration agreements with Alnylam and Hydra.

(4)
In 2008, we recorded $17.5 million in upfront and milestone payments relating to our collaboration agreement with Dyax which was terminated in November 2010.

(5)
In 2008, we recorded an other-than-temporary impairment charge of $49.2 million on our investment in auction rate securities. In December 2010, we sold all of our investments in auction rate securities.

(6)
In 2008, we recorded an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets.

(7)
In 2007, we recorded an IPR&D charge of $14.4 million related to our acquisition of Illumigen Biosciences, Inc., or Illumigen.

	December 31,
	2010		2009	2008	2007	2006
			(as adjusted)(1)
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and investments	$909,912		$496,163	$417,945	$398,184	$308,327
Working capital	$865,599		$331,711	$451,696	$342,496	$303,482
Total assets	$1,415,157		$983,685	$689,141	$531,789	$435,805
Total debt	$435,800	(2)	$245,386	$232,194	$256,444	$243,389
Long-term obligations, excluding long-term deferred revenue	$144,709		$122,055	$3,697	$2,698	$1,759
Stockholders' equity	$663,423		$470,643	$352,327	$189,532	$143,970
Dividends	$—		$—	$—	$—	$—

(1)
In December 2010, we finalized the purchase accounting of our acquisition of Calixa, resulting in adjustments primarily related to goodwill and deferred taxes which were adjusted back to the acquisition date of December 16, 2009. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

(2)
In October 2010, we closed the issuance of $450.0 million aggregate principal amount of the 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of the 2.25% Notes that we issued in 2006 and which become due in June 2013. Debt is recorded at an amount net of a debt discount in accordance with accounting guidance for debt with conversion and other options. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

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

Introduction

        This Management's Discussion and Analysis, or MD&A, is provided in addition to the accompanying consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

  •
  Overview: This section provides a summary of our business, our performance during the year ended December 31, 2010, and our strategic initiatives that could cause our actual results to differ materially from the results that we expect.

  •
  Results of Operations: This section provides a review of our results of operations for the years ended December 31, 2010, 2009 and 2008.

  •
  Liquidity and Capital Resources: This section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

  •
  Commitments and Contingencies: This section provides a summary of our material legal proceedings and commitments and contingencies, as well as our commitment to make potential future milestone payments to third parties as part of our various business agreements.

  •
  Critical Accounting Policies and Estimates: This section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our consolidated financial statements.

Overview

        We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products are used primarily in hospitals but also may be used in acute care settings including home infusion and hospital outpatient clinics.

        The following table sets forth our total net revenues, net income and net income per share for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
	(in millions, except per share data)
Total revenues, net	$636.4	$562.1	$433.6
Net income	$94.3	$79.6	$127.9
Basic net income per common share	$1.60	$1.38	$2.26
Diluted net income per common share	$1.55	$1.36	$2.07

        Our 2008 net income includes an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets.

        We had a total of $909.9 million in cash, cash equivalents and investments as of December 31, 2010, as compared to $496.2 million as of December 31, 2009. As of December 31, 2010, we had an accumulated deficit of $137.3 million. In October 2010, we issued $450.0 million aggregate principal amount of the 2.50% Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. We used a portion of the net proceeds from this offering to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of our outstanding 2.25% Notes. Cubist repurchased the 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt plus accrued interest of $1.6 million and transaction fees of $0.4 million, resulting in a cash outflow of $203.1 million. The repurchase resulted in a net loss of $17.8 million for the year ended December 31, 2010. See Note M., "Debt," in the accompanying notes to consolidated financial statements for more information.

        CUBICIN.    We derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003 and currently commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, I.V. antibiotic with activity against MRSA, and, as of December 31, 2010, has been used in the treatment of more than an estimated 1.1 million patients with serious infections caused by Gram-positive pathogens such as MRSA. CUBICIN is approved in the U.S. for the treatment of cSSSI caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with RIE caused by methicillin-susceptible and methicillin-resistant isolates. In the EU CUBICIN is approved for the treatment of cSSTI where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. The following is a breakdown of our revenues from CUBICIN:

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Worldwide product revenues, net	$624.9	$537.8	$422.1
U.S. product revenues, net	$599.6	$524.0	$414.7
International product revenues	$25.3	$13.8	$7.4

        Our worldwide net product revenues for CUBICIN represent net U.S. product revenues and international product revenues, which relate to the payments we receive from international distributors in connection with their commercialization of CUBICIN. International product revenues are primarily based on sales of CUBICIN by Novartis (which sells CUBICIN through a subsidiary), our distribution partner in the EU.

        We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large market, and price increases we and our international partners may implement. There are a number of events, trends and uncertainties that are impacting or may impact our revenues from CUBICIN and the growth of such revenues. The more significant of these events, trends and uncertainties are described below, and these, and certain other risks and uncertainties applicable to CUBICIN, are set forth in the "Risk Factors" section of this document:

  •
  our patent infringement lawsuit against Teva, as described below, and our ability to otherwise obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN;

  •
  price increases that we have implemented for CUBICIN, the lack of overall growth in the market for CUBICIN, and the evolving profile of competitors;

  •
  persisting economic problems, which are leading to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals;

  •
  our work with the supplier of our CUBICIN API to complete the expansion of the capacity at the facility at which it manufactures CUBICIN API, including the receipt of any related required regulatory approvals, on a timely basis and our ability to otherwise secure sufficient quantities of CUBICIN to meet demand;

  •
  changes in reimbursement levels for pharmaceuticals; and

  •
  higher discount and rebate levels for sales under federal government programs due to health care reform.

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also issued its claims construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva's motion for leave to amend, and on September 20, 2010, Teva filed its amended answer alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva's proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that Cubist is asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. Our ability to continue to generate significant revenues from CUBICIN is dependent upon our ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms. An adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and may have a material adverse effect on our results of operations and financial condition. In addition, it is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

        MERREM I.V.    From July 2008 through June 2010, we promoted and provided other support for MERREM I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. under a commercial services agreement with AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. We recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca to us, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

        Product Pipeline.    We are building a pipeline of acute care therapies through our business development efforts and progressing compounds into clinical development that we have developed internally.

        CXA-201.    In December 2009, we acquired Calixa and with it, rights to CXA-201, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas, and the beta-lactamase inhibitor tazobactam. Under the Astellas license agreement, as amended, we have the exclusive rights to manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. We are developing CXA-201 as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by MDR, P. aeruginosa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI, and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa's former stockholders. We currently are enrolling patients in a Phase 2 clinical trial of CXA-201 for the treatment of cIAI. This multicenter, double-blind, randomized study is comparing the safety and efficacy of CXA-201 to an active comparator in patients with cIAI. We expect to announce the results of this trial in the second half of 2011. Assuming positive results in this trial, we expect to initiate Phase 3 trials with CXA-201 in both cUTI and cIAI by year-end 2011. We expect to file an NDA for two initial indications—in cUTI and cIAI—by the end of 2013, assuming positive Phase 3 clinical trial results in both indications. We also are planning to pursue the development of CXA-201 as a potential treatment for HAP and VAP and expect to begin clinical trials of CXA-201 in these indications in 2012.

        Pursuant to the terms of the merger agreement, which is summarized in Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements, we paid the Calixa stockholders $99.2 million, as adjusted and as subject to escrow provisions, and Calixa became our wholly-owned subsidiary. We also may be required to make up to an additional $290.0 million of undiscounted payments to the former stockholders of Calixa in the event that certain development, regulatory, and commercial milestones related to CXA-201, or other products that incorporate CXA-101, are achieved. These potential milestone payments are considered a contingent consideration liability and are recognized at their estimated fair value of $86.5 million and $101.6 million on our consolidated balance sheets as of December 31, 2010 and 2009, respectively. The estimated fair value as of December 31, 2010, factors in the payment of a $20.0 million milestone to the former stockholders of Calixa in June 2010. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved, and a discount rate. The use of different assumptions could result in a materially different estimate of fair value. Refer to the "Critical Accounting Policies and Estimates" of this MD&A for more information.

        In addition to the milestone payments we may be required to make to the former stockholders of Calixa, we have an obligation to make milestone payments to Astellas under the Astellas license agreement that could total up to $44.0 million if certain specified development and sales events are achieved. The potential development and sales milestone payments to Astellas are not considered a contingent consideration liability and will instead be expensed as incurred to research and development and cost of product revenues, respectively. In addition, if licensed products are successfully developed and commercialized in our territories, we will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances.

        CB-183,315.    CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. In April 2010, we began a Phase 2 clinical trial of CB-183,315 for the treatment of CDAD. We expect to complete enrollment and provide top line results for this trial in the second half of 2011. The recent increase in severity of CDAD, due to newer strains that produce higher levels of toxins, has exposed shortcomings in the standard of care therapy, including reduced susceptibility and recurrence rates of greater than 20% for standard of care therapy. Recent years have witnessed the emergence of a hypervirulent strain of C. difficile that produces much higher levels of toxins. This strain also demonstrates high level resistance to fluoroquinolones, which may have contributed to its spread throughout the U.S., Canada, the UK, the Netherlands and Belgium. Physicians have noted an increase in incidence and mortality rates as well as increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to intensive care units.

        Pre-clinical programs.    We are also working on several pre-clinical programs, addressing areas of significant medical needs in the acute care area. These include therapies to treat various serious bacterial infections and agents to treat acute pain.

Results of Operations

Years Ended December 31, 2010 and 2009

Revenues

        The following table sets forth revenues for the periods presented:

	For the Years Ended December 31,
	2010	2009	% Change
	(in millions)
U.S. product revenues, net	$599.6	$524.0	14%
International product revenues	25.3	13.8	84%
Service revenues	8.5	22.5	-62%
Other revenues	3.0	1.8	63%

Total revenues, net	$636.4	$562.1	13%

Product Revenues, net

        Cubist's net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $624.9 million for the year ended December 31, 2010, as compared to $537.8 million for the year ended December 31, 2009, an increase of $87.2 million, or 16%. Gross U.S. product revenues totaled $665.4 million and $567.2 million for the years ended December 31, 2010 and 2009, respectively. The $98.2 million increase in gross U.S. product revenues was due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $45.7 million, and to price increases for CUBICIN in June 2009 and April 2010, which resulted in $52.5 million of additional gross U.S. product revenues. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $65.8 million and $43.2 million for the years ended December 31, 2010 and 2009, respectively. The increase in allowances against gross product revenue was primarily driven by increases in Medicaid rebates and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, Medicaid rebates also increased as a result of health care reform, which increased the amount of Medicaid rebates and the number of individuals eligible to participate in the Medicaid program. International product revenues of $25.3 million and $13.8 million for the years ended December 31, 2010 and 2009, respectively, consisted primarily of payments received by us from Novartis for selling CUBICIN to Novartis for sale in the EU and royalty payments from Novartis based on CUBICIN net sales in the EU.

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

Service Revenues

        Service revenues for the years ended December 31, 2010 and 2009, were $8.5 million and $22.5 million, respectively, and related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. The agreement, as amended, expired in accordance with its terms at the end of June 2010. Service revenues from MERREM I.V. of $22.5 million for the year ended December 31, 2009, represent (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit from U.S. MERREM I.V. sales that we received in 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount. U.S. sales of MERREM I.V. did not exceed the established annual sales amount in 2009. As such we did not receive a gross profit percentage payment for 2009 sales in 2010.

Costs and Expenses

        The following table sets forth costs and expenses for the periods presented:

	For the Years Ended December 31,
	2010	2009	% Change
	(in millions)
Cost of product revenues	$140.8	$116.9	20%
Research and development	157.9	170.6	-7%
Contingent consideration	4.9	—	N/A
Sales and marketing	85.5	82.2	4%
General and administrative	57.8	54.7	6%

Total costs and expenses	$446.9	$424.4	5%

Cost of Product Revenues

        Cost of product revenues were $140.8 million and $116.9 million for the years ended December 31, 2010 and 2009, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin for the year ended December 31, 2010, was 77%, as compared to 78% for the year ended December 31, 2009. The increase in cost of product revenues of $23.9 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009, is primarily attributable to the increase in sales of CUBICIN in the U.S. We expect our gross margin percentage in 2011 to be similar to our gross margin percentage in 2010.

Research and Development Expense

        Total research and development expense for the year ended December 31, 2010, was $157.9 million as compared to $170.6 million for the year ended December 31, 2009, a decrease of $12.7 million, or 7%. The decrease in research and development expense was due primarily to (i) a decrease of $25.0 million in license and collaboration expenses related to upfront payments made in 2009 for the Alnylam and Hydra license and collaboration agreements as compared to 2010, when we did not make any such upfront payments; (ii) a decrease of $14.3 million in clinical expenses related to the discontinuation of ecallantide in March 2010 and a decrease of $4.7 million in clinical expenses related to CUBICIN; and (iii) a decrease of $4.3 million in stock-based compensation charges in as compared to 2009, when we incurred such charges related to the acquisition of Calixa. These decreases were partially offset by (i) an increase of $14.2 million in clinical expenses primarily related to CXA-201; (ii) an increase of $8.1 million in process development expenses related to CXA-201; (iii) an increase of $8.1 million in payroll, benefits and other employee-related expenses due to an increase in headcount; (iv) an increase of $1.8 million in professional fees; and (v) an increase of $2.8 million in non-clinical expenses and lab services.

        We expect research and development expenses to increase in 2011. The increase in expense is expected to be driven by continued investment in process and development activities of our pipeline, particularly clinical activities related to the development of CXA-201, clinical trial expenses, including the cost to purchase the material for use in these clinical trials, and research and development milestone payments anticipated to be made under the Calixa acquisition agreement.

Contingent Consideration Expense

        Contingent consideration expense was $4.9 million and zero for the years ended December 31, 2010 and 2009, respectively. This expense represents the change in the fair value of the contingent consideration liability relating to potential remaining amounts payable to Calixa's former stockholders upon the achievement of certain development, regulatory and sales milestones, pursuant to our agreement to acquire Calixa in December 2009. The change in the fair value for the year ended December 31, 2010, relates to the time value of money. There was no other change in fair value between the acquisition date of December 16, 2009, and December 31, 2009.

        Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved. We expect that contingent consideration expense will significantly increase in 2011 as a result of our expectations regarding the clinical development of CXA-201 described in the "Overview" section of this MD&A, which would increase the fair value of the contingent consideration liability relating to potential amounts payable to Calixa's former stockholders because progress in the clinical development of CXA-201 will increase the likelihood that we would make these contingent payments.

Sales and Marketing Expense

        Sales and marketing expense for the year ended December 31, 2010, was $85.5 million as compared to $82.2 million for the year ended December 31, 2009, an increase of $3.3 million, or 4%. The increase in sales and marketing expense is primarily related to an increase in payroll, benefits and other employee-related expenses as a result of the expansion of our sales staff.

General and Administrative Expense

        General and administrative expense for the year ended December 31, 2010, was $57.8 million as compared to $54.7 million for the year ended December 31, 2009, an increase of $3.1 million, or 6%. This increase is primarily due to an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates, partially offset by transaction costs of $1.3 million incurred in 2009 related to our acquisition of Calixa that did not recur in 2010.

        We expect selling, general and administrative expense in 2011 to increase, in the aggregate, primarily due to an increase in salaries, benefits and employee-related expenses due to additional headcount hired throughout 2010 and planned new hires during 2011. We expect that the increase will partially be offset by less than a full year of fees and expenses related to the patent infringement litigation with Teva.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2010	2009	% Change
	(in millions)
Interest income	$4.7	$4.3	10%
Interest expense	(25.6)	(20.9)	22%
Other income (expense)	(14.4)	(1.2)	1075%

Total other income (expense), net	$(35.3)	$(17.8)	98%

Interest Income

        Interest income for the year ended December 31, 2010, was $4.7 million as compared to $4.3 million for the year ended December 31, 2009, an increase of $0.4 million, or 10%. The increase in interest income is primarily due to a higher average invested cash balance in 2010 as compared to 2009.

Interest Expense

        Interest expense for the year ended December 31, 2010, was $25.6 million as compared to $20.9 million for the year ended December 31, 2009, an increase of $4.7 million, or 22%. The increase in interest expense is due to the issuance of $450.0 million aggregate principal amount of our 2.50% Notes in October 2010. Interest expense includes $15.1 million of amortization of a debt discount during the year ended December 31, 2010, relating to both our 2.50% Notes and 2.25% Notes in accordance with accounting guidance for debt with conversion and other options. In accordance with such accounting guidance, the 2.50% Notes were bifurcated between liability ($338.8 million as of October 2010, the date of issuance) and equity ($111.2 million as of the date of issuance) components in a manner that reflects the issuer's non-convertible debt borrowing rate of similar debt. The equity component of $111.2 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.50% Notes and the fair value of the liability at the date of issuance. This debt discount is amortized to the consolidated statement of income over the expected life of a similar liability without the equity component. Also included in interest expense is approximately $1.5 million of debt issuance costs written off as a result of the repurchase of $190.8 million of our 2.25% Notes in October 2010.

        We expect interest expense to increase in 2011 due to the increase in the principal amount and aggregate interest rate of our outstanding convertible debt resulting from the issuance of $450.0 million aggregate principal amount of our 2.50% Notes in October 2010 and repurchase of $190.8 million aggregate principal amount of our outstanding 2.25% Notes. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

        The following table summarizes our interest expense for the periods presented:

	For the Years Ended December 31,
	2010	2009
	(in millions)
Contractual interest coupon payments	$8.0	$6.8
Amortization of debt discounts	15.1	13.2
Amortization of the liability components of debt issuance costs	2.5	0.9

Total interest expense	$25.6	$20.9

Other Income (Expense)

        Other expense for the year ended December 31, 2010, was $14.4 million as compared to $1.2 million for the year ended December 31, 2009, an increase of $13.2 million. The increase in other expense for the year ended December 31, 2010, primarily relates to (i) a $15.9 million loss on the partial extinguishment of our 2.25% Notes in October 2010; and (ii) $1.2 million of net foreign exchange losses for certain available-for-sale investments denominated in Euros, which are re-measured at the end of each period. The increase was partially offset by $2.7 million of gains related to our five auction rate securities, which were sold in December 2010. See Note E., "Investments," and Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	For the Years Ended December 31,
	2010	2009
	(in millions, except percentages)
Effective tax rate	38.9%	33.6%
Provision for income taxes	$60.0	$40.3

        For the year ended December 31, 2010, the difference between the effective tax rate of 38.9% and the U.S. federal statutory income tax rate of 35% is primarily the result of state income taxes of 3.9%, non-deductible contingent consideration of 1.1% related to our acquisition of Calixa in December 2009, and the impact of the extension of the Federal research and development tax credit of -1.7%. Our effective tax rate for the year ended December 31, 2009, was 33.6%, for which the difference from the statutory rate primarily relates to a $3.0 million net income tax benefit for discrete items related to the termination of the development of the Hepatitis C Virus compound that we had acquired through our acquisition of Illumigen in December 2007. This net benefit included the write-off of our tax investment in Illumigen net of the write-off of Illumigen's federal NOL carryforwards.

        Cubist and our subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of our income or loss, or one time activities occurring during the period. If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. Contingent consideration expense related to potential future milestone payments will have a negative impact on our effective tax rate in the year they are recorded as they are not deductible expenses for tax purposes. We expect that our effective tax rate will significantly increase in 2011 as a result of our expectations regarding the clinical development of CXA-201 described in the "Overview" section of this MD&A; namely, that we would make certain milestone payments to the former stockholders of Calixa and recognize the related contingent consideration expense in 2011, which is not deductible for tax purposes.

        In addition, we maintain a valuation allowance primarily relating to losses incurred on the auction rate securities, which were sold in 2010. In assessing the realizability of our deferred tax assets, we have considered whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider our recent history of earnings, projected future taxable income, and tax planning strategies. Based upon the level of our recent history of taxable income and projections of future taxable income over the periods in which the deferred tax assets are utilizable, we believe that it is more-likely-than-not that we will realize the benefits of a significant portion of our deferred tax assets. In the event that actual results differ from our estimates in future periods, we may need to establish an additional valuation allowance that could have a material impact on our financial position and results of operations.

Years Ended December 31, 2009 and 2008

Revenues

        The following table sets forth revenues for the periods presented:

	For the Years Ended December 31,
	2009	2008	% Change
	(in millions)
U.S. product revenues, net	$524.0	$414.7	26%
International product revenues	13.8	7.4	86%
Service revenues	22.5	9.4	139%
Other revenues	1.8	2.1	-12%

Total revenues, net	$562.1	$433.6	30%

Product Revenues, net

        Cubist's net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $537.8 million in 2009 and $422.1 million in 2008, an increase of $115.7 million, or 27%. Gross U.S. product revenues totaled $567.2 million and $444.2 million for the years ended December 31, 2009 and 2008, respectively. The $123.0 million increase in gross U.S. product revenues was primarily due to increased vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $101.9 million, as well as to price increases for CUBICIN in October 2008 and June 2009, which resulted in $21.1 million of additional gross U.S. product revenues. Gross U.S. product revenues were offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $43.2 million and $29.5 million, for the years ended December 31, 2009 and 2008, respectively. The increase in allowances against U.S. gross product revenues was primarily driven by increases in chargebacks and Medicaid rebates due to increased U.S. sales of CUBICIN, as well as to the price increases described above. International product revenues of $13.8 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively, primarily consisted of payments received by us from Novartis for selling CUBICIN to Novartis for sale in the EU and royalty payments from Novartis based on CUBICIN net sales in the EU.

Service Revenues

        Service revenues for the years ended December 31, 2009 and 2008, were $22.5 million and $9.4 million, respectively, and related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V, which is described further in the "Overview" section of this MD&A. Service revenues from MERREM I.V. of $22.5 million for the year ended December 31, 2009, represent (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit from U.S. MERREM I.V. sales that we received in 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount. U.S. sales of MERREM I.V. did not exceed the established annual sales amount in 2009. As such we did not receive a gross profit percentage payment for 2009 sales in 2010.

Costs and Expenses

        The following table sets forth costs and expenses for the periods presented:

	For the Years Ended December 31,
	2009	2008	% Change
	(in millions)
Cost of product revenues	$116.9	$90.4	29%
Research and development	170.6	126.7	35%
Sales and marketing	82.2	85.0	-3%
General and administrative	54.7	40.7	34%

Total costs and expenses	$424.4	$342.8	24%

Cost of Product Revenues

        Cost of product revenues were $116.9 million and $90.4 million for the years ended December 31, 2009 and 2008, respectively. Included in our cost of product revenues were royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin for the year ended December 31, 2009, was 78%, as compared to 79% for the year ended December 31, 2008. The increase in cost of product revenues of $26.5 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily attributable to the increase in sales of CUBICIN in the U.S.

Research and Development Expense

        Total research and development expense for the year ended December 31, 2009, was $170.6 million as compared to $126.7 million for the year ended December 31, 2008, an increase of $43.9 million, or 35%. The increase in research and development expense was primarily due to (i) an increase of $19.3 million in clinical expenses due to the higher number of studies that we were conducting; (ii) an increase of $17.2 million in license and collaboration expenses, which included $25.0 million of upfront payments in 2009 related to the Alnylam and Hydra license and collaboration agreements, compared to $17.5 million of upfront and milestone payments during 2008 related to the Dyax license and collaboration agreement which was terminated in November 2010; (iii) an increase of $9.0 million in payroll, benefits, travel and other employee-related expenses due to an increase in headcount; and (iv) $4.3 million of stock-based compensation charges related to the acquisition of Calixa in December 2009. These increases were partially offset by a decrease of $7.9 million of process development expenses.

Sales and Marketing Expense

        Sales and marketing expense for the year ended December 31, 2009, was $82.2 million as compared to $85.0 million for the year ended December 31, 2008, a decrease of $2.8 million, or 3%. The decrease in sales and marketing expense was primarily related to a decrease in employee-related expenses, including travel and entertainment.

General and Administrative Expense

        General and administrative expense for the year ended December 31, 2009, was $54.7 million as compared to $40.7 million for the year ended December 31, 2008, an increase of $14.0 million, or 34%. This increase was primarily due to an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Teva and its affiliates, fees incurred for business development activities, and transaction costs of $1.3 million incurred related to our acquisition of Calixa.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2009	2008	% Change
	(in millions)
Interest income	$4.3	$10.1	-58%
Interest expense	(20.9)	(21.1)	-1%
Other income (expense)	(1.2)	(50.4)	-98%

Total other income (expense), net	$(17.8)	$(61.4)	-71%

Interest Income

        Interest income for the year ended December 31, 2009, was $4.3 million as compared to $10.1 million for the year ended December 31, 2008, a decrease of $5.8 million, or 58%. The decrease in interest income was primarily due to a decrease of $9.3 million due to lower rates of return on our investments resulting from a decline in overall market interest rates, offset by $2.9 million in additional income as a result of higher average invested cash balances.

Interest Expense

        Interest expense for the year ended December 31, 2009, was $20.9 million as compared to $21.1 million for the year ended December 31, 2008, a decrease of $0.2 million, or 1%.

        In January 2009, we adopted the provisions of recently issued accounting guidance for debt with conversion and other options. The adoption of the accounting guidance required us to adjust prior periods as if the guidance had been in effect in prior periods. Interest expense for the years ended December 31, 2009 and 2008, included $13.2 million and $12.6 million, respectively, of interest expense relating to the amortization of a debt discount as a result of the adoption. Approximately $0.8 million of debt issuance costs were written off as a result of the repurchase of $50.0 million of our 2.25% Notes, in February 2008. The adoption of this standard is discussed in Note M., "Debt," in the accompanying notes to consolidated financial statements.

        The following table summarizes our interest expense for the periods presented:

	For the Years Ended December 31,
	2009	2008
	(in millions)
Contractual interest coupon payments	$6.8	$6.8
Amortization of debt discounts	13.2	12.6
Amortization of the liability component of debt issuance costs	0.9	1.7

Total interest expense	$20.9	$21.1

Other Income (Expense)

        Other expense for the year ended December 31, 2009, was $1.2 million as compared to $50.4 million for the year ended December 31, 2008, a decrease of $49.2 million, or 98%. This decrease primarily related to the write-down of $49.2 million of our investment in auction rate securities during 2008 that we determined to be other-than-temporarily impaired. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	For the Years Ended December 31,
	2009	2008
	(in millions, except percentages)
Effective tax rate	33.6%	-333.2%
Provision (benefit) for income taxes	$40.3	$(98.4)

        For the year ended December 31, 2009, the difference between the effective tax rate of 33.6% and the U.S. federal statutory income tax rate of 35% was primarily the result of a $3.0 million net income tax benefit for discrete items related to the termination of the development of the Hepatitis C Virus compound that we had acquired through our acquisition of Illumigen in December 2007. This net benefit included the write-off of our tax investment in Illumigen net of the write-off of Illumigen's federal NOL carryforwards. Our effective tax rate for the year ended December 31, 2008, was -333.2%, and related to federal alternative minimum tax expense and state tax expense, offset by a $102.2 million tax benefit relating to the reversal of the valuation allowance for a significant portion of our deferred tax assets. For the year ended December 31, 2008, we recorded a net income tax benefit of $98.4 million.

Liquidity and Capital Resources

        Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund substantially all of our cash requirements through the following methods:

  •
  sales of CUBICIN in the U.S.;

  •
  payments from our international CUBICIN partners, including payments related to license fees, royalty, transfer price and milestone payments;

  •
  equity and debt financings; and

  •
  interest earned on invested capital.

        As of December 31, 2010, we had an accumulated deficit of $137.3 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, particularly CXA-201, investments in other product opportunities, our business development activities, to enforce our intellectual property rights, for construction and other expenses related to the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts, and for funding of the necessary increased capacity at the manufacturing facility of our CUBICIN API supplier. Our total cash, cash equivalents and investments at December 31, 2010, was $909.9 million as compared to $496.2 million at December 31, 2009. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligations of $559.2 million, which include the issuance of $450.0 million of our 2.50% Notes in October 2010, as discussed below, and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets were to be constrained at the time we require funding.

Operating Activities

        Net cash flows provided by operating activities are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(as adjusted) (in millions)
Net income	$94.3	$79.6	$127.9
Adjustments to net income, net	101.3	82.2	(11.2)
Change in assets and liabilities	(11.1)	(2.0)	5.5

Net cash provided by operating activities	$184.5	$159.8	$122.2

        Net cash provided by operating activities in 2010 was $184.5 million, as compared to $159.8 million and $122.2 million in 2009 and 2008, respectively. Net cash provided by operating activities for the year ended December 31, 2010, was impacted by an increase in net income of $14.7 million, as compared to the year ended December 31, 2009, primarily driven by increased sales of CUBICIN in the U.S. In addition, the increase in cash provided by operating activities was impacted by the $19.1 million increase in adjustments to net income, which primarily relate to the $17.4 million loss, including $1.5 million of debt issuance costs written off, which was incurred in connection with the partial extinguishment of our 2.25% Notes in October 2010. Adjustments to net income for the year ended December 31, 2010, also include $10.3 million of premium paid to partially extinguish our 2.25% Notes,

$7.7 million of amortization and accretion of our investments and $4.9 million of contingent consideration expense attributable to our acquisition of Calixa in December 2009. The $9.1 million increase in the change in assets and liabilities for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily the result of an increase of $5.1 million in prepaid clinical expenses related to our agreement with our third-party service provider of CXA-201 clinical trials, as well as an increase of $5.4 million in prepaid income taxes.

Investing Activities

        Net cash used in investing activities in 2010 was $222.7 million, as compared to $416.2 million and $35.5 million used in investing activities in 2009 and 2008, respectively. Net cash used in investing activities in 2010 consisted of purchases of $654.8 million in investments, offset by proceeds of $449.5 million from our investments, including $28.8 million received from the sale of our auction rate securities in December 2010. Net cash used in investing activities in 2010 also included $17.5 million of purchases of property and equipment, primarily related to the construction of approximately 104,000 square feet of laboratory space and associated administrative space at our facilities at 65 Hayden Avenue in Lexington, Massachusetts. Net cash used in investing activities in 2009 consisted of $91.4 million for the acquisition of Calixa, and also included the purchase of $364.7 million in investments, offset by proceeds of $51.0 million from our investments, and the purchase of $11.1 million of property and equipment. Net cash used in investing activities in 2008 included the payment of $10.2 million to former shareholders of Illumigen, which we acquired in December 2007. Net cash used in investing activities in 2008 also included $25.3 million of purchases of property and equipment, including $14.0 million of assets related to the construction of approximately 30,000 square feet of additional laboratory space at our main building at 65 Hayden Avenue in Lexington, Massachusetts, as well as approximately $4.5 million of assets related to renovating additional leased space at the 45 and 55 Hayden Avenue building in Lexington, Massachusetts. We estimate that capital expenditures for 2011 will be in the range of $40.0 million to $50.0 million, primarily driven by facility and leasehold improvements and the work to expand our facility at 65 Hayden Avenue in Lexington, Massachusetts, as well as an investment in laboratory equipment, information technology solutions and enhancements to support the needs of an expanding business. In addition, we expect an increase in expenditures related to the expansion at the manufacturing facility of our CUBICIN API supplier.

Financing Activities

        Net cash provided by financing activities in 2010 was $253.0 million, as compared to $5.0 million provided by financing activities in 2009 and $32.4 million used in financing activities in 2008. Net cash provided by financing activities in 2010 included cash received from the issuance of $450.0 million of our 2.50% Notes, offset by repayment of $190.8 million in aggregate principal of our 2.25% Notes, as discussed below, and $14.0 million of debt issuance costs incurred in connection with the issuance of the 2.50% Notes. Net cash provided by financing activities also included cash received from stock option exercises and purchases of common stock through our employee stock purchase plan of $16.3 million, $4.7 million and $14.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in financing activities in 2008 also included $46.8 million of cash used to repurchase $50.0 million of our 2.25% Notes.

        In October 2010, we completed a registered public offering of $450.0 million aggregate principal amount of the 2.50% Notes. The 2.50% Notes are convertible into common stock (i) subsequent to March 31, 2011, provided the sales price of our common stock exceeds 130% of the conversion price for a specified length of time; (ii) prior to May 1, 2017, provided that the trading price per $1,000 note was less than 98% of the product of the last reported sales price of our common stock and the conversion rate; or (iii) prior to May 1, 2017, should we elect to issue substantially all rights, options or warrants to purchase common stock at a price per share less than the average of the last reported sales price for a certain period of time. The initial conversion rate of the 2.50% Notes is 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to an initial conversion price of approximately $29.18 per share. Interest is payable on each May 1st and November 1st, beginning May 1, 2011. We used a portion of the net proceeds from this offering to repurchase $190.8 million aggregate principal amount of our outstanding 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Investments

        In December 2010, we sold our five auction rate securities with an original par value of $58.1 million in exchange for proceeds of $28.8 million. We recognized a gain of $2.7 million in other income (expense) within the consolidated statement of income for the year ended December 31, 2010. We also have investments in money markets, bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities, of which $516.8 million are classified as short-term investments as of December 31, 2010. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

Credit Facility

        In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2010, 2009, or 2008.

Repurchases of Common Stock, Convertible Subordinated Notes or Convertible Senior Notes Outstanding

        From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or our outstanding 2.25% Notes and 2.50% Notes in privately negotiated transactions, or publicly announced programs. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources. In October 2010, we used a portion of the net proceeds received from the offering of the 2.50% Notes to repurchase $190.8 million aggregate principal amount of our outstanding 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt.

Commitments and Contingencies

Legal Proceedings

        On February 9, 2009, we received a Paragraph IV Certification Notice Letter from Teva notifying us that Teva had submitted an ANDA to the FDA for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or are invalid. On March 23, 2009, we filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals

USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from our receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court also has set a date for trial beginning on April 25, 2011. The court also issued its claims construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva's motion for leave to amend, and on September 20, 2010, Teva filed its amended answer alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva's proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that we are asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. Our ability to continue to generate significant revenues from CUBICIN is dependent upon our ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms. An adverse result in the Teva litigation, whether appealable or not, will likely cause our stock price to decline and may have a material adverse effect on our results of operations and financial condition. In addition, it is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

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

Business Agreements

        Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information regarding our business agreements.

Contingent Consideration

        If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa's former stockholders. In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on our consolidated balance sheets at fair value. We also may be required to make up to an additional $290.0 million of undiscounted payments to the former stockholders of Calixa. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor, was $86.5 million and $101.6 million as of December 31, 2010 and 2009, respectively. The fair value of contingent consideration is required to be reassessed at each reporting period, with changes in fair value reflected in the consolidated statements of income. The decrease of $15.1 million in the fair value of the contingent consideration liability reflects a $20.0 million milestone payment to Calixa's former stockholders, which was paid in June 2010, partially offset by $4.9 million of contingent consideration expense recorded during the year ended December 31, 2010, as a result of the time value of money. As of December 31, 2010, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities, such as royalties on future sales above the contractual minimums and potential milestone payments, including contingent consideration associated with the acquisition of Calixa, as we cannot predict with certainty the amount and timing of future payments. Reserves for unrecognized tax benefits of $7.4 million also have been excluded from the table below due to the inability to predict the timing of tax audit resolutions. The following summarizes our significant contractual obligations at December 31, 2010, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Convertible senior and subordinated notes	$—	$109.2	$—	$450.0	$559.2
Interest on convertible senior and subordinated notes	13.9	26.2	22.5	22.5	85.1
Operating leases	6.0	11.0	10.8	1.9	29.7
Royalty payments due	49.2	—	—	—	49.2
Inventory purchase obligations	54.1	30.7	—	—	84.8
Clinical trial payment obligations	27.1	18.6	—	—	45.7
Other purchase obligations	53.8	—	—	—	53.8

Total contractual cash obligations	$204.1	$195.7	$33.3	$474.4	$907.5

        The convertible senior and subordinated notes consist of a remaining $450.0 million aggregate principal amount of our 2.50% Notes, due in November 2017, and a remaining $109.2 million aggregate principal amount of our 2.25% Notes, due in June 2013. The 2.50% Notes require semi-annual interest payments beginning in May 2011 through maturity, and the 2.25% Notes require semi-annual interest payments through maturity.

        Our operating leases consist of approximately 178,000 square feet of office and data center space at 45 and 55 Hayden Avenue in Lexington, Massachusetts, pursuant to a term lease that expires in September 2012 for approximately 20,000 square feet, and April 2016 for approximately 158,000 square feet. The royalty payments listed above represent amounts expected to be owed to Eli Lilly on sales of CUBICIN as of December 31, 2010. Committed payments do not reflect the impact of royalties on future sales of CUBICIN because we are unable to predict total CUBICIN sales on which royalties would be due with certainty. The inventory purchase obligations listed above represent purchases for the manufacturing of CUBICIN API by our supplier, ACSD, as well as payments for converting CUBICIN API into its finished, vialed and packaged formulation. The clinical trial payment obligations listed above primarily represent amounts owed to our CROs, and independent clinical investigators related to clinical trials of candidates in our product pipeline, as well as amounts owed to our third-party service provider for the purposes of conducting clinical trials on our behalf related to CXA-201. We executed an agreement with this service provider in November 2010 under which payments are expected to be made through 2013.

        The other purchase obligations listed above primarily represent expected future payments for continued expansion of our facilities in Lexington, Massachusetts, for which we entered into a final design and construction agreement with our design/builder in November 2010 to construct an additional 104,000 square feet of laboratory and associated administrative space expected to be completed in 2012. Other purchase obligations also include payments pursuant to research funding and collaboration agreements and payments related to the expansion at ACSD's CUBICIN API manufacturing facility, as described below.

        We have a manufacturing and supply agreement with ACSD which was amended in November 2009. Under this amendment, we and ACSD have agreed to: (a) a project plan for the process, equipment and associated plant improvements and expansion to ACSD's CUBICIN API facility intended to increase the capacity of the facility and the reimbursement to ACSD for certain costs associated with these activities, (b) a new CUBICIN API pricing schedule based on payments in Euros to ACSD that can be updated in the event that future facility or process improvements are implemented, and (c) a new minimum order requirement structure based on a percentage of our CUBICIN API requirements rather than an absolute annual minimum. The ACSD inventory purchase commitments, which are included in inventory purchase obligations, and the expected payments for the reimbursement of costs related to the ACSD expansion, which are included in other purchase obligations, have been translated to U.S. dollars using the exchange rate between U.S. dollars and Euros at December 31, 2010.

Off-Balance Sheet Arrangements

        We do not have any relationships with entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements, including "off-balance sheet arrangements" as described in SEC Regulation S-K Item 303. As such we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

  •
  Income taxes;

  •
  Stock-based compensation; and

  •
  Business combinations.

I. Revenue Recognition

        Our principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by our international distribution partners, license fees and milestone payments that are derived from collaboration, license and distribution agreements with other pharmaceutical and biopharmaceutical companies, and, from July 2008 to June 2010, service revenues derived from our promotion and support of MERREM I.V. through June 2010. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

        All U.S. product revenues are recognized upon delivery. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees and Medicaid rebates in the same period the related sales are recorded. We generally do not allow wholesalers to stock CUBICIN. Instead, we maintain a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to our end users, who are generally hospitals and acute care settings. This results in sales trends closely tracking actual hospital and acute care settings purchases of our product and also prevents unusual purchasing patterns since it closely tracks end-user demand.

        We maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date of the product. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. If the history of our product returns changes, the reserve may be adjusted. If we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted by the timing of wholesaler inventory stocking and activity and provisions for returns which will be based on our estimates of product in the distribution channel that may not sell through to end users.

        We analyze our estimates and assumptions for chargebacks and Medicaid rebate reserves quarterly. Our reserves for chargebacks and for our traditional base of Medicaid rebates have two components: (i) an estimate of outstanding claims for known end-user rebate eligible sales that have occurred, but for which related claim submissions have not been received; and (ii) an estimate of chargebacks and Medicaid rebates based on an analysis of customer sales mix data to determine which sales may flow through to a rebate or chargeback eligible customer. Because the second component is calculated based on the amount of inventory in the distribution channel, if any, our assessment of distribution channel inventory levels impacts our estimated reserve requirements. We accrue for the expected liability at the time we record the sale; however, the time lag between sale and payment of rebate or chargeback can be lengthy. Due to the time lag, in any particular period our rebate or chargeback adjustments may incorporate revisions of accruals for several periods.

        Under health care reform, rebate eligibility was extended, effective March 23, 2010, to include drugs issued to Medicaid patients who are covered by MCOs that service Medicaid populations under individual agreements with states. As there is not yet any meaningful historical data for Medicaid rebates applicable to this added population, the reserve estimation methodology cannot be used. Instead, we have accessed state-by-state Medicaid enrollment records from public and private sources and used them to estimate: (i) the number of Medicaid beneficiaries in the populations for which we have most recently received (and paid) rebate claims and (ii) the number of Medicaid beneficiaries in the (Medicaid MCO) populations for which we have not yet begun to pay rebates. With this information, we then estimated our additional rebate liability by: (i) taking the population for which rebates are not yet being claimed; (ii) determining the ratio of that population to the population for which we are paying rebates; (iii) applying that ratio to the dollar amount of the reserve requirement for rebates we are already paying; and (iv) making a final adjustment to reflect estimated differences in the rates of acute drug usage between the two populations. We anticipate being able to move away from this methodology as we collect historical data by receiving new Medicaid MCO rebate claims from the various states. Reserves for Medicaid rebate programs are included in accrued liabilities and were $6.3 million and $2.2 million at December 31, 2010 and 2009, respectively.

        Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $6.0 million and $5.2 million at December 31, 2010 and 2009, respectively. In the years ended December 31, 2010, 2009 and 2008, provisions for sales returns, chargebacks, Medicaid rebates, wholesaler management fees and discounts that were offset against product revenues totaled $65.8 million, $43.2 million and $29.5 million, respectively.

        We believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances. Applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns, chargebacks and Medicaid rebate reserves to vary. However, due to the drop-ship model in which we currently operate, and our experience to date of actual product returns, chargebacks and Medicaid rebate claims, we do not expect that the differences would be material.

International Product Revenues

        We sell our product to international distribution partners based upon a transfer price arrangement that is generally established annually. Once Cubist's distribution partner sells the product to a third party, we may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. We recognize the additional revenue upon receipt of royalty statements from our distribution partners.

Service Revenues

        From July 2008 through June 2010, we promoted and provided other support for MERREM I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. under a commercial services agreement with AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. We recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca to us, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

        Service revenues for the years ended December 31, 2010, 2009 and 2008 were $8.5 million, $22.5 million and $9.4 million, respectively. Service revenues from MERREM I.V. for the year ended December 31, 2009, represent (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit from U.S. sales of MERREM I.V. that we received during the first quarter of 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009. U.S. sales of MERREM I.V. in 2009 were below the established annual sales amount. As such we did not receive any gross profit percentage payment for 2009 sales in 2010.

Other Revenues

        Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements. We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

  License Revenues

        Non-refundable license fees for out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of Cubist's undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of our performance for such undelivered items or services. License fees with ongoing involvement or performance obligations of Cubist are recorded as deferred revenue once received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered by us. Our assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations of Cubist, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis.

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

II. Inventories

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) basis. On a quarterly basis, we analyze our inventory levels and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value (to the extent of any excess amount), inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications through a charge to cost of product revenues. Expired inventory is disposed of, and the related costs are written off to cost of product revenues. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Therefore, any such written-down inventory would be sold at significantly higher margin. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III. Clinical research costs

        We utilize external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We defer and capitalize nonrefundable advance payments made by us for research and development activities, including clinical research activities, until the related goods are delivered or the related services are performed. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expense in our consolidated statements of income. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies to the extent possible through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $27.9 million, $33.0 million and $13.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Given our expectations regarding the advancement of our pipeline programs, particularly CXA-201, we expect that clinical trial expenses will increase significantly in 2011. The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of each study, the required level of patient enrollment, and the number of sites involved in each study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require significantly high patient enrollment rates, have complex patient screening requirements or that span multiple years. If we receive incomplete or inaccurate information from our third-party service providers, we may under- or over-estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known.

IV. Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Our short-term investments include bank deposits, corporate notes, U.S. treasury securities, and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities. Investments are considered available-for-sale as of December 31, 2010 and 2009, and are carried at fair value. Auction rate securities were included in long-term investments at December 31, 2009. In December 2010, we sold the five auction rate securities we held since 2007 and recognized a gain of approximately $2.7 million for the year ended December 31, 2010.

        In accordance with fair value measurement guidance, we categorize investments within the fair value hierarchy based on the inputs used to estimate fair value, which may be based on observable and/or unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. The fair value hierarchy level is determined by asset class based on the lowest level of significant input. As of December 31, 2010, the fair value estimates for our investments utilize observable inputs and are categorized as either Level 1 or Level 2 of the fair value hierarchy, which is described in Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements.

        Investments are initially valued at the transaction price and subsequently valued utilizing a third-party pricing service. The pricing service uses various market inputs to determine value, including trade information, broker or dealer quotes, bids, offers, market interest rates or a combination of these data sources. We validate the prices provided by our third-party pricing service by obtaining and analyzing market data from other pricing sources.

        On July 1, 2010, we adopted accounting guidance which amends previous guidance pertaining to the evaluation and accounting for embedded credit derivative features, including those in collateralized debt obligations, which impacted the accounting for the auction rate securities we held. As a result, we recorded a $7.3 million net cumulative effect adjustment from accumulated other comprehensive income to accumulated deficit primarily related to unrealized gains on our auction rate securities as of the date of adoption. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

        Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income.

V. Property and equipment and other intangible assets

        In the ordinary course of our business, we incur substantial costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. We generally depreciate property and equipment using the straight-line method over the asset's estimated economic life, which range from three years to 40 years. Determining the economic lives of property and equipment requires us to make significant judgments that can materially impact our operating results. Property and equipment primarily consists of our corporate headquarters building located at 65 Hayden Avenue in Lexington, Massachusetts.

        As of December 31, 2010, there were approximately $13.8 million of net other intangible assets on our consolidated balance sheet, which consisted of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from four years to 17 years. Determining the economic lives of intangible assets requires us to make significant judgments and estimates and can materially impact our operating results.

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

VI. Income Taxes

        We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of NOL and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

        In accounting for uncertain tax positions, we recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statement of income. At December 31, 2010, we have accrued interest of $0.1 million related to uncertain tax positions.

        Prior to the fourth quarter of 2008, all of our deferred tax assets had a full valuation allowance recorded against them. Until this time, we determined that based on our historical tax position and operational results, realization of our deferred tax assets did not meet the more-likely-than-not standard under the guidance for accounting for income taxes. In the fourth quarter of 2008, upon reviewing factors such as prior consistent profitability, our ability to utilize NOL carryforwards and forecasts of future profitability, we determined that there was sufficient positive evidence that it was more-likely-than-not that we would be able to realize a significant portion of our deferred tax assets. As a result, we determined that a full valuation allowance on these assets was no longer required. We recognized a tax benefit of $102.2 million during the year ended December 31, 2008, as a result of the reversal of a significant portion of the valuation allowance. See Note N., "Income Taxes," in the accompanying notes to consolidated financial statements for additional information.

VII. Stock-Based Compensation

        We expense the fair value of employee stock options and other forms of stock-based employee compensation, including restricted stock units, over the employees' service periods, which are generally the vesting period of the equity award. Determining the appropriate fair value model and calculating the fair value of stock-based option awards requires judgment, including estimating the expected life of the option award, the expected stock price volatility over the expected life of the stock-based award and expected forfeiture rates.

        The fair value of each stock-based award is expensed under the straight-line method. In order to determine the fair value of option awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, estimated option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. The expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates. Estimating forfeitures also requires significant judgment.

        Our expected stock-price volatility assumption is based on both current and historical volatilities of our stock, which are obtained from public data sources. The expected life represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. We determine the expected life assumption based on the exercise behavior and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. We estimate forfeitures based on our historical experience of stock-based pre-vesting cancellations. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. During the years ended December 31, 2010, 2009 and 2008, we incurred stock-based compensation costs of $16.0 million, $14.4 million and $11.8 million, respectively.

VIII. Business Combinations

        On December 16, 2009, we acquired Calixa for total consideration of $200.8 million, consisting of a cash payment of $99.2 million, as adjusted, and contingent consideration with an estimated fair value of $101.6 million. We allocated the value of the purchase price of $195.3 million, as adjusted, to the tangible assets and identifiable intangible assets acquired and liabilities assumed, on the basis of their fair values at the date of acquisition. The purchase price was adjusted during the measurement period to reflect information existing at the acquisition date that became available post-acquisition concerning the tax basis of the acquired assets and liabilities. Goodwill of $63.0 million was initially recognized on the date of acquisition and purchase accounting adjustments of $1.5 million were recorded through the measurement period. There was no impact to the statements of income for these adjustments.

        The difference between the total fair value of consideration transferred and the purchase price relates to $5.5 million of charges primarily related to stock-based compensation recognized in the postcombination period ended December 31, 2009, resulting from the settlement of Calixa's unvested equity awards pursuant to the merger agreement. The difference between the purchase price and the fair value of assets acquired and liabilities assumed was allocated to goodwill.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, as adjusted in the manner described above:

December 16, 2009
(in thousands)
Cash	$5,079
Investments	2,657
IPR&D	194,000
Deferred tax assets	10,324
Goodwill	61,459
Other assets acquired	77

Total assets acquired	273,596
Deferred tax liabilities	(74,945)
Other liabilities assumed	(3,369)

Total liabilities assumed	(78,314)

Total net assets acquired	$195,282

IPR&D

        The intangible assets identified of $194.0 million are IPR&D assets relating to CXA-201 for pneumonia, cUTI and cIAI indications. CXA-201 is an I.V. administered combination of Calixa's novel antipseudomonal cephalosporin, CXA-101, and the beta-lactamase inhibitor tazobactam. CXA-201 is being developed as a potential first-line I.V. therapy for the treatment of cIAI, cUTI, HAP, and VAP. We completed a Phase 2 clinical trial of CXA-101 for cUTI in June 2010 and currently are conducting a Phase 2 clinical trial of CXA-201 in cIAI. We expect to announce the results of this trial in the second half of 2011. Assuming positive results in this trial, we expect to initiate Phase 3 trials with CXA-201 in both cUTI and cIAI by year-end 2011. We also are planning to pursue the development CXA-201 as a potential treatment for HAP and VAP and expect to begin clinical trials of CXA-201 in these indications in 2012. As of the date of acquisition, the intangible asset related to CXA-201 for HAP and VAP had an estimated fair value of $174.0 million, and the intangible assets related to CXA-201 for cUTI and cIAI had an estimated fair value of $20.0 million. We assessed the fair value of IPR&D assets using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions relating to the development and potential commercialization of

CXA-201 for the indications described above. The valuation model used to estimate the fair values of CXA-201 indications reflects significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the probability of successfully completing clinical trials and obtaining regulatory approval; market size and market growth projections; estimates regarding the timing of and the expected costs to advance CXA-201 to commercialization; estimates of future cash flows from potential product sales; and a discount rate. The use of different assumptions or changes in assumptions used could result in materially different fair values.

        Upon acquisition, IPR&D assets are recorded at their acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of CXA-201 in the indications described above becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing CXA-201 for any of these indications, we could incur significant charges in the period in which the impairment occurs. The intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, using projected discounted cash flow models. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the acquisition-date fair value, as described above. The use of different valuation techniques or different assumptions could result in materially different fair value estimates. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred.

        Development of CXA-201 for the indications described above requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before it could be commercialized in the U.S. or other territories. The estimated research and development cost to advance CXA-201 to commercialization ranges from $160.0 million to $200.0 million for the cUTI and cIAI indications and from $180.0 million to $230.0 million for the pneumonia indications. These amounts represent management's best estimate of expected costs, but are subject to change based on additional information to be received as development activities advance. Assuming successful results in clinical trials and regulatory approval, we expect to commercially launch CXA-201 with cUTI and cIAI indications in 2015 and with the pneumonia indications in 2017.

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

Contingent Consideration

        If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to the former stockholders of Calixa. As of December 31, 2010, we also may be required to make up to an additional $290.0 million of undiscounted payments to the Calixa stockholders. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor less milestone payments made, was $86.5 million and $101.6 million as of December 31, 2010 and 2009, respectively. The assumptions used in estimating fair value, including probabilities of successfully achieving the milestones, the estimated timing in which the milestones are achieved and the discount rate require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

Goodwill

        Goodwill resulting from the purchase price allocation is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an indicator of impairment is present. Various analyses, assumptions and estimates were made as of the date of acquisition of Calixa in determining the value of goodwill. When we perform impairment tests in future years, changes in forecasts and estimates from those used at the acquisition date could result in impairment charges that would be recognized in the consolidated statement of income at that time.

Recent Accounting Pronouncements

        In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures under current accounting guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on our financial statement disclosures.

        In December 2010, the FASB issued an amendment to the accounting for goodwill impairment tests. The amendment modifies Step 1 of the impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.

        In December 2010, the FASB issued an amendment to the accounting for annual excise taxes paid to the federal government by pharmaceutical manufacturers under health care reform. The liability for the fee should be estimated and recorded in full upon the first qualifying branded prescription drug sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendment is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. We are currently evaluating the potential effect of the adoption of this amendment on our results of operations or financial condition.

        In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. We have not adopted this guidance early and adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.

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

        In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management's best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. We adopted the provisions of this guidance on a prospective basis on January 1, 2011, the effect of which will be dependent on the terms of any new or materially modified arrangements subsequent to adoption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our cash in a variety of financial instruments, which may include bank deposits, money market instruments, securities issued by the U.S. government and its agencies, and investment grade corporate bonds. These investments are primarily denominated in U.S. dollars, with limited investments denominated in Euros. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. We currently own securities that are sensitive to market risks as part of our investment portfolio. The primary objective in managing our cash is to preserve capital and provide adequate liquidity to fund operations. None of these market-risk sensitive securities are held for trading purposes. In December 2010, we sold our five auction rate securities with an original cost of $58.1 million in exchange for proceeds of $28.8 million.

        The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.5 million and $1.8 million on our fixed-rate investments at December 31, 2010 and 2009, respectively.

        In October 2010, we issued $450.0 million aggregate principal amount of the 2.50% Notes due November 2017, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. We used a portion of the net proceeds from this offering to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of our outstanding 2.25% Notes due June 2013. Our fixed rate 2.25% Notes and 2.50% Notes are carried at cost, net of a debt discount, on our consolidated balance sheets. As of December 31, 2010, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $112.6 million and $441.0 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease approximately $1.9 million and $8.7 million, respectively, at December 31, 2010. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes would decrease approximately $5.2 million at December 31, 2009.

ITEM 8.    FINANCIAL STATEMENTS

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in Note F to the consolidated financial statements, in 2008 the Company changed the manner in which it measured fair value.

        As described in Note E to the consolidated financial statements, in 2009 the Company changed the methodology used to recognize and report other-than-temporary impairments for debt securities and in 2010 the Company changed the methodology used to account for its auction rate securities by electing the fair value option.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 23, 2011

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
		(as adjusted)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$372,969	$157,316
Short-term investments	516,842	161,686
Accounts receivable, net	61,197	57,827
Inventory	23,824	25,497
Deferred tax assets, net	16,609	40,143
Prepaid expenses and other current assets	24,802	16,030

Total current assets	1,016,243	458,499
Property and equipment, net	82,434	68,382
In-process research and development	194,000	194,000
Goodwill	61,459	61,459
Other intangible assets, net	13,845	16,783
Long-term investments	20,101	177,161
Other assets	27,075	7,401

Total assets	$1,415,157	$983,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,484	$18,648
Accrued liabilities	93,527	86,062
Short-term deferred revenue	2,642	2,078
Short-term contingent consideration	30,991	20,000

Total current liabilities	150,644	126,788
Long-term deferred revenue	20,581	18,813
Long-term deferred tax liabilities, net	82,833	36,636
Long-term contingent consideration	55,506	81,600
Long-term debt, net	435,800	245,386
Other long-term liabilities	6,370	3,819

Total liabilities	751,734	513,042
Commitments and contingencies (Notes C, D, L, M and N)
Stockholders' equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 59,344,957 and 57,978,174 shares issued and outstanding as of December 31, 2010 and 2009, respectively	59	58
Additional paid-in capital	800,618	702,248
Accumulated other comprehensive income	71	7,318
Accumulated deficit	(137,325)	(238,981)

Total stockholders' equity	663,423	470,643

Total liabilities and stockholders' equity	$1,415,157	$983,685

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands, except share and per share amounts)
Revenues:
U.S. product revenues, net	$599,601	$523,972	$414,681
International product revenues	25,316	13,759	7,400
Service revenues	8,500	22,550	9,451
Other revenues	3,041	1,863	2,109

Total revenues, net	636,458	562,144	433,641

Costs and expenses:
Cost of product revenues	140,765	116,889	90,381
Research and development	157,854	170,575	126,670
Contingent consideration	4,897	—	—
Sales and marketing	85,502	82,202	84,997
General and administrative	57,841	54,718	40,704

Total costs and expenses	446,859	424,384	342,752

Operating income	189,599	137,760	90,889
Other income (expense):
Interest income	4,700	4,260	10,066
Interest expense	(25,580)	(20,891)	(21,070)
Other income (expense)	(14,410)	(1,226)	(50,365)

Total other income (expense), net	(35,290)	(17,857)	(61,369)
Income before income taxes	154,309	119,903	29,520
Provision (benefit) for income taxes	59,984	40,303	(98,372)

Net income	$94,325	$79,600	$127,892

Basic net income per common share	$1.60	$1.38	$2.26
Diluted net income per common share	$1.55	$1.36	$2.07
Shares used in calculating:
Basic net income per common share	58,795,467	57,745,724	56,645,962
Diluted net income per common share	62,659,632	68,382,230	67,955,061

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(as adjusted)
	(in thousands)
Cash flows from operating activities:
Net income	$94,325	$79,600	$127,892
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt repurchase, including debt issuance costs write-off	17,354	—	2,294
Depreciation and amortization	11,969	12,942	9,362
Impairment of auction rate securities	—	—	49,178
Amortization and accretion of investments	7,745	—	—
Gain on auction rate securities	(2,652)	—	—
Amortization of debt discount and debt issuance costs, excluding debt issuance costs write-off	16,058	14,091	13,458
Premium paid for convertible subordinated debt repurchase	(10,254)	—	—
Deferred income taxes	35,145	34,121	(102,247)
Foreign exchange loss	1,237	1,169	—
Stock-based compensation	15,984	14,438	11,831
Postcombination stock-based compensation charge related to Calixa Therapeutics Inc. acquisition	—	2,760	—
Contingent consideration	4,897	—	—
Charge for company 401(k) common stock match	3,424	3,060	2,589
Other non-cash	366	(435)	2,323
Changes in assets and liabilities:
Accounts receivable	(3,370)	(14,665)	(14,087)
Inventory	1,528	(3,467)	(3,217)
Prepaid expenses and other current assets	(8,772)	(3,501)	(5,770)
Other assets	(11,645)	(1,380)	(276)
Accounts payable and accrued liabilities	6,252	21,359	24,340
Deferred revenue and other long-term liabilities	4,883	(327)	4,522

Total adjustments	90,149	80,165	(5,700)

Net cash provided by operating activities	184,474	159,765	122,192

Cash flows from investing activities:
Acquisition of Calixa Therapeutics Inc. net of cash acquired	—	(91,363)	—
Acquisition obligation payable to former Illumigen, Inc. shareholders	—	—	(10,191)
Purchases of property and equipment	(17,474)	(11,107)	(25,336)
Purchases of investments	(654,755)	(364,747)	—
Proceeds from investments	449,531	51,000	—

Net cash used in investing activities	(222,698)	(416,217)	(35,527)

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2010	2009	2008
	(as adjusted)
	(in thousands)
Cash flows from financing activities:
Payment of contingent consideration	(20,000)	—	—
Issuance of common stock, net	16,331	4,744	14,424
Excess tax benefit on stock-based awards	11,424	235	—
Repurchase of convertible subordinated debt	(190,782)	—	(46,845)
Proceeds from issuance of convertible senior debt	450,000	—	—
Costs associated with issuance of convertible senior debt	(13,986)	—	—

Net cash provided by (used in) financing activities	252,987	4,979	(32,421)

Net increase (decrease) in cash and cash equivalents	214,763	(251,473)	54,244
Effect of changes in foreign exchange rates on cash balances	890	(234)	(6)
Cash and cash equivalents at beginning of year	157,316	409,023	354,785

Cash and cash equivalents at end of year	$372,969	$157,316	$409,023

Cash paid during the year for:
Interest	$6,166	$6,750	$6,921
Income taxes	$14,722	$7,825	$3,467
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,974	$950	$—
Contingent consideration portion of Calixa Therapeutics Inc. purchase price	$—	$98,840	$—
The fair value of the assets acquired and liabilities assumed in conjunction with the acquisition of Calixa Therapeutics Inc. are as follows (see Note D.):
Cash		$5,079
Investments		2,657
In-process research and development		194,000
Deferred tax assets, net		10,324
Goodwill		61,459
Other assets acquired		77
Other liabilities assumed		(3,369)
Deferred tax liabilities		(74,945)

Total purchase price		$195,282

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
	(in thousands, except share data)
Balance at December 31, 2007	56,142,105	$56	$659,439	$(14,701)	$(455,262)	$189,532
Comprehensive income:
Net income	—	—	—	—	127,892	127,892
Reclassification adjustment for losses included in net income	—	—	—	14,701	—	14,701

Total comprehensive income						142,593

Equity component of convertible subordinated debt	—	—	(8,548)	—	—	(8,548)
Exercise of stock options	1,081,221	1	13,213	—	—	13,214
Shares issued in connection with employee stock purchase plan and 401(k) plan	203,134	—	3,696	—	—	3,696
Stock-based compensation	3,740	—	11,840	—	—	11,840

Balance at December 31, 2008	57,430,200	57	679,640	—	(327,370)	352,327

Cumulative effect adjustment to reclassify a portion of previously recognized other-than temporary impairment of auction rate securities	—	—	—	(8,789)	8,789	—
Comprehensive income:
Net income	—	—	—	—	79,600	79,600
Decrease in unrealized loss on auction rate securities	—	—	—	16,357		16,357
Other unrealized investment losses	—	—	—	(250)	—	(250)

Total comprehensive income						95,707

Exercise of stock options and related tax benefit	271,262	1	3,422	—	—	3,423
Shares issued in connection with employee stock purchase plan and 401(k) plan	266,992	—	4,680	—	—	4,680
Stock-based compensation	9,720	—	14,506	—	—	14,506

Balance at December 31, 2009	57,978,174	58	702,248	7,318	(238,981)	470,643

Cumulative effect adjustment to reclassify net gain related to auction rate securities previously recorded in accumulated other comprehensive income	—	—	—	(7,331)	7,331	—
Comprehensive income:
Net income	—	—	—	—	94,325	94,325
Unrealized gains on investments	—	—	—	84		84

Total comprehensive income						94,409

Equity component of convertible subordinated and convertible senior debt	—	—	51,428	—	—	51,428
Exercise of stock options	1,077,169	1	14,342	—	—	14,343
Shares issued in connection with employee stock purchase plan and 401(k) plan	282,742	—	5,337	—	—	5,337
Tax benefit on stock-based awards	—	—	11,424	—	—	11,424
Stock-based compensation	6,872	—	15,839	—	—	15,839

Balance at December 31, 2010	59,344,957	$59	$800,618	$71	$(137,325)	$663,423

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. ("Cubist" or "the Company") is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Cubist has one marketed product, CUBICIN® (daptomycin for injection), which it launched in the U.S. in November 2003. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with proven activity against methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI.

        Cubist has focused its product pipeline-building efforts on opportunities that leverage its acute-care discovery, development, regulatory, and commercialization expertise. In December 2009, Cubist acquired Calixa Therapeutics Inc., or Calixa, and with it rights to CXA-201, Calixa's lead compound, an I.V. combination of the anti-pseudomonal cephalosporin, or CXA-101, which Calixa licensed rights to from Astellas Pharma Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. The Company is developing CXA-201 as a potential first-line I.V. therapy for the treatment of complicated intra-abdominal infection, or cIAI, complicated urinary tract infection, or cUTI, hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. In June 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for the treatment of cUTI, and all study objectives were met. Cubist currently is enrolling patients in a Phase 2 clinical trial of CXA-201 for the treatment of cIAI and, assuming positive results from the Phase 2 trial in cIAI, expects to initiate Phase 3 trials with CXA-201 in both cUTI and cIAI by year-end 2011. The Company also expects to begin clinical trials for HAP and VAP in 2012.

        The Company is developing CB-183,315, an oral antibiotic therapy as a potential treatment for Clostridium difficile associated diarrhea, or CDAD. CB-183,315 is in a Phase 2 clinical trial, which began in April 2010. Cubist expects to complete enrollment and provide top line results for the Phase 2 clinical trial in the second half of 2011.

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

        Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of research and development stage products, the ability to market products or services, the Company's dependence on key personnel, the market acceptance of CUBICIN, the size of the market for CUBICIN, the Company's dependence on key suppliers, the ability to manufacture and supply sufficient quantities of its products and product candidates to meet commercial and clinical demand, the protection, enforcement and maintenance of

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. NATURE OF BUSINESS (Continued)

the Company's patents and other proprietary technology, the Company's ability to obtain additional financing and the Company's compliance with governmental and other regulations.

        On February 9, 2009, Cubist received a Paragraph IV Certification Notice Letter from Teva Parenteral Medicines, Inc., or Teva, notifying Cubist that Teva had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for approval to market a generic version of CUBICIN. Teva's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist's receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court issued its claims construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva's motion for leave to amend, and on September 20, 2010, Teva filed its amended answer alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva's proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that Cubist is asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. Cubist's ability to continue to generate significant revenues from CUBICIN is dependent upon its ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms. An adverse result in the Teva litigation, whether appealable or not, will likely cause the Company's stock price to decline and may have a material adverse effect on its results of operations and financial condition. In addition, it is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

B. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On December 16, 2009, the Company acquired Calixa. Accordingly, all of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of the acquisition, and the Company consolidated Calixa's operating results with those of Cubist from the date of acquisition

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

through December 31, 2009, and for the year ended December 31, 2010. See Note D., "Business Combinations and Acquisitions," for additional information regarding the acquisition.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of: inventories; investments; impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; accounting for stock-based compensation; product rebate, chargeback and return accruals; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from estimated amounts.

Fair Value Measurements

        The carrying amounts of Cubist's cash and cash equivalents, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments are considered available-for-sale as of December 31, 2010 and 2009, and are carried at fair value.

        In connection with its acquisition of Calixa in December 2009, the Company recorded contingent consideration relating to potential amounts payable to Calixa's former stockholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration is recognized at its estimated fair value of $86.5 million and $101.6 million as of December 31, 2010 and 2009, respectively, and was determined based on a probability-weighted income approach. During the year ended December 31, 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for cUTI, and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to Calixa's former stockholders in June 2010. The $15.1 million decrease in the fair value of the contingent consideration liability reflects the $20.0 million milestone payment, as discussed above, partially offset by $4.9 million of contingent consideration expense recognized within the consolidated statement of income during the year ended December 31, 2010, as a result of the time value of money. There were no significant changes in probabilities or estimated cash flows used in the fair value estimates during the year ended December 31, 2010.

        In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. See Note F., "Fair Value Measurements," for additional information.

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Investments

        The Company considers all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. These investments include money markets, bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Short-term investments include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities. Auction rate securities were included in long-term investments at December 31, 2009. In December 2010, the Company sold the five auction rate securities it had held since 2007 and recognized a gain of approximately $2.7 million for the year ended December 31, 2010. See Note E., "Investments," for additional information.

        Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income.

        Prior to July 1, 2010, the Company recognized and reported other-than-temporary impairments on its auction rate securities, which it sold in December 2010, under guidance adopted in April 2009. Under that accounting guidance, if the fair value of a debt security was less than its amortized cost basis at the measurement date and the entity intended to sell the debt security or it was more-likely-than-not that it would be required to sell the security before the recovery of its amortized cost basis, the entire impairment was considered other-than-temporary and was recognized in other income (expense). Otherwise, the impairment was separated into an amount relating to the credit loss and an amount relating to all other factors, or non-credit loss. The other-than-temporary impairment relating to the credit loss was recognized in other income (expense), representing the difference between amortized cost and the present value of cash flows expected to be collected. Any non-credit loss was recognized, in certain circumstances, within equity as a separate component of accumulated other comprehensive income (loss).

        On July 1, 2010, Cubist adopted accounting guidance which amends previous guidance pertaining to the evaluation of and accounting for credit derivatives embedded in beneficial interests in securitized financial assets by eliminating a scope exception that was available in certain circumstances. The auction rate securities held by the Company contained embedded credit derivatives, including credit default swaps, or CDS, which were no longer eligible for the scope exception upon adoption of the amended guidance. As a result, Cubist was required to either bifurcate the embedded credit derivatives from its auction rate securities, recognizing the change in the fair value of these derivatives in the income statement, or irrevocably elect the fair value option, recognizing the entire change in the fair value of Cubist's investment in auction rate securities in the income statement. Cubist elected the fair value option, and accordingly, recognized the $2.7 million increase in fair value of its auction rate securities and the gain from the December 2010 sale of its five auction rate securities within other income (expense) within the consolidated statement of income for the year ended December 31, 2010. As a result of the Company's adoption of this guidance, existing unrealized gains/losses were required to be reclassified from accumulated other comprehensive income to accumulated deficit. Accordingly,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

the Company recorded a $7.3 million net cumulative effect adjustment related to unrealized gains on its auction rate securities as of December 31, 2010, comprised of $17.2 million of net unrealized gains, $8.8 million of previously recognized impairment charges related to the non-credit portion of its auction rate securities, and $1.1 million of accretion of previously recognized credit loss impairments.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, and accounts receivable. The Company's cash and cash equivalents are held primarily with five financial institutions in the U.S. Investments are restricted, in accordance with the Company's policies, to a concentration limit per institution.

        Cubist's accounts receivable, net at December 31, 2010 and 2009, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, as well as from Cubist's international partners for CUBICIN. Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the year ended December 31, 2010, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2009.

	Percentage of Total Gross Accounts Receivable Balance as of December 31,
	2010	2009
AmerisourceBergen Drug Corporation	26%	29%
Cardinal Health, Inc.	24%	21%
McKesson Corporation	19%	17%

	Percentage of Total Net Revenues for the Years Ended December 31,
	2010	2009	2008
AmerisourceBergen Drug Corporation	25%	30%	28%
Cardinal Health, Inc.	22%	25%	28%
McKesson Corporation	17%	21%	20%

Inventory

        Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first in, first out (FIFO) basis. The Company analyzes its inventory levels quarterly, and writes down to cost of product revenues inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value (to the extent of any excess amount), inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of, and the related costs are written off to cost of product revenues.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        Inventory consisted of the following at:

	December 31,
	2010	2009
	(in thousands)
Raw materials	$7,692	$9,351
Work in process	7,056	7,818
Finished goods	9,076	8,328

Inventory	$23,824	$25,497

Property and Equipment, Net

        Property and equipment, including leasehold improvements, are recorded at cost and are depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life (Years)
Building	40
Building enhancements	Not to exceed 20
Laboratory equipment	5
Furniture and fixtures	5
Computer hardware and software	3
Leasehold improvements	Lesser of estimated useful life or lease term

        Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating costs and expenses.

        Cubist evaluates the potential impairment of property and equipment if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition.

Acquired In-process Research and Development

        Prior to the adoption of new accounting guidance for business combinations on January 1, 2009, IPR&D acquired in a business combination was expensed immediately upon acquisition if the IPR&D had no alternative future use. IPR&D acquired in a business combination completed subsequent to January 1, 2009, is capitalized on the Company's consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. IPR&D is tested for impairment on an annual basis, or more frequently if an indicator of impairment is present, using a projected discounted cash flow model. See Note H., "Acquired In-process Research and Development," for additional information.

Goodwill and Other Intangible Assets, Net

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Cubist evaluates goodwill for impairment on an annual basis during its fourth quarter, or more frequently if an indicator of impairment is present.

        Cubist's other intangible assets consist of acquired intellectual property, processes, patents and technology rights. These assets are amortized on a straight-line basis over their estimated useful life which range from four to 17 years. The fair values of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. The Company evaluates potential impairment of other intangible assets whenever events or circumstances indicate the carrying value may not be fully recoverable. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. See Note I., "Goodwill and Other Intangible Assets, Net," for additional information.

Revenue Recognition

        Principal sources of revenue are sales of CUBICIN in the U.S., revenues derived from sales of CUBICIN by Cubist's international distribution partners, license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies, and, through June 2010, service revenues derived from Cubist's agreement with AstraZeneca for the promotion and support of MERREM I.V. in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

        All U.S. product revenues are recognized upon delivery. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Reserves for Medicaid rebate programs are included in accrued liabilities and were $6.3 million and $2.2 million at December 31, 2010 and 2009, respectively. The Company allows customers to return products within a specified period prior to and subsequent to the product's expiration date. Reserves for product returns are based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

level of inventory in the distribution channel, if any, and reorder rates of end users. Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $6.0 million and $5.2 million at December 31, 2010 and 2009, respectively. In the years ended December 31, 2010, 2009 and 2008, provisions for sales returns, chargebacks, Medicaid rebates, wholesaler management fees and discounts that were offset against product revenues totaled $65.8 million, $43.2 million and $29.5 million, respectively. The increase in the amount of the provisions that were offset against product revenues is primarily due to increases in pricing discounts due to an increased volume of sales to customers eligible for pricing discounts and the 7.0% and 6.9% price increases in June 2009 and April 2010, respectively, as well as Medicaid rebates resulting from increased revenues from U.S. sales of CUBICIN. In addition, Medicaid rebates increased as a result of U.S. health care reform legislation enacted in 2010, or health care reform, which increased the Medicaid rebate rate from 15.1% to 23.1% and the number of individuals eligible to participate in the Medicaid program.

International Product Revenues

        Cubist sells its product to international distribution partners based upon a transfer price arrangement that is generally established annually. Once Cubist's distribution partner sells the product to a third party, Cubist may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. Cubist recognizes the additional revenue upon receipt of royalty statements from its distribution partners.

Service Revenues

        From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. under a commercial services agreement with AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The Company recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

        Service revenues for the years ended December 31, 2010, 2009 and 2008 were $8.5 million, $22.5 million and $9.4 million, respectively. Service revenues from MERREM I.V. for the year ended December 31, 2009, represent (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit on U.S. sales of MERREM I.V. that the Company received during the first quarter of 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009. U.S. sales of MERREM I.V. in 2009 were below the established annual sales amount. As such Cubist did not receive any gross profit percentage payment for 2009 sales in 2010.

Other Revenues

        Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements. The

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Company analyzes its multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

  License Revenues

        Non-refundable license fees for the out-license of Cubist technology are recognized depending on the provisions of each agreement. The Company recognizes non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of Cubist's undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of Cubist's performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered by Cubist. The Company's assessment of its obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis.

  Milestones

        Revenue from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; the milestone is commensurate with either the vendor's performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; the milestone relates solely to past performance; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

        Total deferred revenue related to other revenues was $19.3 million and $18.2 million at December 31, 2010 and 2009, respectively.

Research and Development

        Research and development costs, including upfront fees and milestones paid to collaborators are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. When the Company is reimbursed by a collaborative partner for work it performs, it typically records the costs incurred as research and development expenses and the related reimbursement as a reduction to research and development expenses in its consolidated statement of income. Prior to the adoption of new accounting guidance for business combinations on January 1,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

2009, IPR&D acquired in a business combination was expensed immediately upon acquisition if the IPR&D had no alternative future use. Subsequent to the adoption of this standard, acquired IPR&D is capitalized on the Company's consolidated balance sheets. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred. Research and development expenses primarily consist of internal labor, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third-party costs for contracted services, manufacturing process improvement and testing costs, upfront and milestone payments related to external collaborations and other research and development related costs.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2010 and 2009, were approximately $4.8 million and $4.6 million, respectively, of which $1.1 million and $1.4 million, respectively, are included in general and administrative expense and $3.7 million and $3.2 million, respectively, are included in sales and marketing expense in the consolidated statements of income. Advertising costs for the year ended December 31, 2008, are included in sales and marketing expense within the consolidated statement of income, and were approximately $9.1 million.

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

Income Taxes

        Cubist accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss, or NOL, and credit carryforwards. A valuation allowance against net deferred tax assets is required if, based upon available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

        The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company's income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statement of income.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        Prior to the fourth quarter of 2008, all of the Company's deferred tax assets had a full valuation allowance recorded against them. In the fourth quarter of 2008, the Company determined that a full valuation allowance on these assets was no longer required. Cubist recognized a tax benefit of $102.2 million during the year ended December 31, 2008, as a result of the reversal of a significant portion of the valuation allowance on deferred tax assets. See Note N., "Income Taxes," for additional information.

Foreign Currency Transactions and Translation

        The Company remeasures foreign currency denominated cash and investment balances, primarily Euros, into U.S. dollars at the end of each period, recognizing foreign exchange gains and losses within other income (expense) in the consolidated statements of income. See Note L., "Commitments and Contingencies," for additional information.

Basic and Diluted Net Income Per Common Share

        Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, the exercise of stock options, and the vesting of restricted stock units, as well as their related income tax effects.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Years Ended December 31,
	2010	2009	2008
	(amounts in thousands, except share and per share amounts)
Net income, basic	$94,325	$79,600	$127,892
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	1,271	—	—
Debt issuance costs related to 2.50% Notes, net of tax	154	—	—
Debt discount amortization related to 2.50% Notes, net of tax	1,399	—	—
Interest on 2.25% Notes, net of tax	—	4,266	4,227
Debt issuance costs related to 2.25% Notes, net of tax	—	568	565
Debt discount amortization related to 2.25% Notes, net of tax	—	8,337	7,779

Net income, diluted	$97,149	$92,771	$140,463

Shares used in calculating basic net income per common share	58,795,467	57,745,724	56,645,962
Effect of dilutive securities:
Options to purchase shares of common stock and restricted stock units	990,624	887,076	1,390,963
2.50% Notes payable convertible into shares of common stock	2,873,541	—	—
2.25% Notes payable convertible into shares of common stock	—	9,749,430	9,918,136

Shares used in calculating diluted net income per common share	62,659,632	68,382,230	67,955,061

Net income per share, basic	$1.60	$1.38	$2.26
Net income per share, diluted	$1.55	$1.36	$2.07

        Potential common shares excluded from the calculation of diluted net income per share as their inclusion would have been antidilutive, were:

	For the Years Ended December 31,
	2010	2009	2008
Options to purchase shares of common stock and restricted stock units	3,724,776	4,517,262	2,870,239
2.25% Notes payable convertible into shares of common stock	8,611,338	—	—

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Subsequent Events

        Cubist considers events or transactions that have occurred after the balance sheet date but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K with the SEC. There were no subsequent events that occurred after December 31, 2010.

Recent Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures under current accounting guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on Cubist's financial statement disclosures.

        In December 2010, the FASB issued an amendment to the accounting for goodwill impairment tests. The amendment modifies Step 1 of the impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this amendment is not expected to have a material impact on Cubist's results of operations or financial condition.

        In December 2010, the FASB issued an amendment to the accounting for annual excise taxes paid to the federal government by pharmaceutical manufacturers under health care reform. The liability for the fee should be estimated and recorded in full upon the first qualifying branded prescription drug sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendment is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The Company is currently evaluating the potential effect of the adoption of this amendment on its results of operations or financial condition.

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

        In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management's best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. The Company adopted the provisions of this guidance on a prospective basis on January 1, 2011, the effect of which will be dependent on the terms of any new or materially modified arrangements subsequent to adoption.

C. BUSINESS AGREEMENTS

Licensing and Collaboration Agreements

        In December 2009, Cubist acquired Calixa, a privately-held development stage biopharmaceutical company based in San Diego, California, focused on the development of novel antibiotics that address MDR, Gram-negative pathogens. Calixa's lead compound, CXA-201, is an I.V. administered combination of CXA-101, which Calixa licensed rights to from Astellas, and the beta-lactamase inhibitor tazobactam. As a result of the acquisition, Cubist obtained the rights to develop and commercialize CXA-201 and other products that incorporate CXA-101. Cubist's rights to CXA-101

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

cover all territories of the world except select Asia-Pacific and Middle Eastern territories. The agreement with Astellas was amended in September 2010 to allow Cubist to develop CXA-201 and other products that incorporate CXA-101 in all territories of the world. Under the license agreement with Astellas, the Company has an obligation to make milestone payments to Astellas that could total up to $44.0 million if certain specified development and sales events are achieved. In addition, if licensed products are successfully developed and commercialized in the territories, Cubist will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances. Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country basis when the Company stops developing or selling licensed products in such country. Cubist has the right to terminate the agreement without cause upon prior notice to Astellas, and either party may terminate the agreement in the event of a breach of specified provisions of the agreement by the other party.

        In October 2009, Cubist entered into a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, to provide funding for the research and development of potential acute care therapeutics for the management of pain. Under the terms of the agreement, Cubist has the exclusive rights to research, develop and commercialize licensed products. Cubist paid Hydra a $5.0 million upfront license fee in October 2009 and research and development funding payments of $1.0 million and $5.0 million in 2009 and 2010, respectively, which is included in research and development expense for the years then ended. Unless earlier terminated, pursuant to the terms of the agreement, Cubist will provide Hydra with research and development funding payments of $5.0 million for 2011, of which $1.0 million was prepaid as of December 31, 2010. Cubist may be required to make payments of up to $139.0 million upon achievement of certain development milestones.

        In January 2009, Cubist entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's RNAi therapeutics as a potential therapy for the treatment of respiratory syncytial virus, or RSV, infection, an area of high unmet medical need. The agreement with Alnylam is structured as a 50/50 co-development and profit sharing arrangement in North America, and a milestone- and royalty-bearing license arrangement in the rest of the world outside of Asia, where ALN-RSV is partnered with Kyowa Hakko Kirin Co., Ltd. Cubist has the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between Cubist and Alnylam. For the rest of the world, excluding Asia, Cubist has sole responsibility for any required additional development of licensed products, at the Company's cost, and the sole right to commercialize such products. In November 2009, the collaboration agreement with Alnylam was amended to carve ALN-RSV01, which has recently completed a Phase 2 trial for the treatment of RSV infection in adult lung transplant patients, out of the licensed products included in the collaboration, subject to Cubist's rights to opt-in to development after Alnylam completes a Phase 2b study of ALN-RSV01 for the treatment of RSV infection in adult transplant patients, in which case ALN-RSV01 would again become a licensed product. In December 2010, Alnylam and Cubist jointly made a portfolio decision to put the pre-clinical stage ALN-RSV02, which was being developed for the pediatric population, on hold. The companies do not expect to conduct any research under the collaboration in 2011.

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

        In December 2008, Cubist entered into a collaboration agreement with Forma Therapeutics, Inc., or Forma, to provide funding for the research and development of novel compounds using Forma's proprietary technology. Cubist will have the exclusive rights to further research, develop, and commercialize products using compounds resulting from the collaboration for the treatment of human disease. Under the terms of the agreement, Cubist paid Forma a $1.0 million technology fee in December 2008, research funding payments of $3.0 million in both 2010 and 2009, and a milestone payment of $1.0 million for the delivery of compounds in 2010, which are included in research and development expense for the years then ended. Cubist also has an option to provide additional funding to Forma in 2011. Upon the achievement of future events stipulated in the agreement, Cubist may incur additional compound fees of up to $1.0 million and may be required to make milestone payments of up to $13.4 million per program for up to four programs progressed by Cubist. Pursuant to the agreement, in January 2009, Cubist purchased a $2.0 million convertible note with an interest rate of 5% per year. The note, including accrued interest, was converted to preferred stock in Forma in November 2009, which is accounted for using the cost method. The carrying value of the investment of $2.1 million is included in other assets on the consolidated balance sheet. This asset is reviewed for impairment whenever events or changes in circumstances would indicate that its carrying value may not be fully recoverable. The fair value of the investment is not estimated since the security is not publicly traded, it would be impractical to do so and there have been no identified events or circumstances that may have a significant adverse effect on the fair value of the investment.

        In April 2008, Cubist entered into a license and collaboration agreement with Dyax Corp., or Dyax, pursuant to which Cubist obtained an exclusive license for the development and commercialization in North America and Europe of the I.V. formulation of Dyax's ecallantide compound for the prevention of blood loss during surgery, or ecallantide. Pursuant to the terms of the agreement, Cubist paid Dyax a $15.0 million upfront payment, as well as an additional $2.5 million payment on December 31, 2008, both of which are included in research and development expense for

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

the year ended December 31, 2008. In March 2010, Cubist decided to end the development of ecallantide, based on the results of the Phase 2 clinical trials of the compound, which had been closed early due to a recommendation from the Drug Safety Monitoring Board. Given this decision, the agreement with Dyax was terminated in November 2010, in accordance with its terms.

        In November 1997, Cubist entered into a license agreement with Eli Lilly & Co., or Eli Lilly, that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin, the active ingredient in CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. The $8.0 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 13 years, which was the estimated remaining life of the license agreement with Eli Lilly on the date of the transaction. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. The $0.5 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 13 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. The $20.0 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 11 years, which was the remaining life of the license agreement with Eli Lilly on the date of the transaction. The amortization of these intangible assets is included in the cost of product revenues. To date, in addition to the milestone payments made in stock, Cubist has made payments to Eli Lilly of approximately $239.3 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, Cubist's license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

Commercialization Agreements

        From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. under a commercial services agreement with AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The Company recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca to Cubist, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. The Company assessed the amount of revenue recognized at the end of each quarterly period to reflect its actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

        In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, MSD Japan. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an upfront fee of $6.0 million. This $6.0 million was recorded as deferred revenue and is recognized over the estimated performance period of approximately 14 years at the time of payment. Cubist would receive up to $38.5 million in additional payments upon Merck reaching certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials of CUBICIN from Cubist in exchange for a transfer price.

        In December 2006, Cubist entered into a license agreement with AstraZeneca AB for the development and commercialization of CUBICIN in China and certain other countries in Asia (excluding Japan, Taiwan and Korea), the Middle East and Africa not yet covered by previously-existing CUBICIN international partnering agreements. In exchange for development and commercialization rights, AstraZeneca AB paid Cubist an upfront fee of $10.3 million. This $10.3 million was recorded as deferred revenue and is recognized over the estimated performance period of approximately 12 years at the time of payment. During the year ended December 31, 2010, Cubist earned $4.0 million under the agreement with AstraZeneca AB related to the receipt of regulatory approval of CUBICIN in China. Approximately $1.2 million was recorded as other revenue in the consolidated statements of income, which represents a cumulative adjustment under the contingency adjusted performance model. The remainder of the milestone payment was recognized as deferred revenue and will be amortized to other revenues over the estimated performance period ending September 2019. Additionally, Cubist would receive payments of up to $18.5 million upon AstraZeneca AB reaching regulatory and sales milestones. AstraZeneca AB pays Cubist a transfer price for its purchases of finished but unlabeled vials of CUBICIN.

        In October 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron Healthcare Ireland Ltd., or Chiron for the development and commercialization of CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. After the acquisition of Chiron by Novartis AG, or Novartis, in 2006, the License Agreement and Manufacturing and Supply Agreement were assigned to a subsidiary of Novartis. Under the License Agreement, Cubist would receive from Novartis' subsidiary additional cash payments of up to $25.0 million upon Novartis achieving certain sales milestones. Under the Manufacturing and Supply Agreement, Novartis' subsidiary pays Cubist a transfer price for CUBICIN, and under the License Agreement, Novartis' subsidiary pays Cubist royalty payments, net of the transfer price, based on Novartis' sales of CUBICIN.

D. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Calixa

        On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $99.2 million, as adjusted, in cash and contingent consideration with an estimated fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. The transaction was accounted for as a business combination using the acquisition method. Accordingly, the fair value of the purchase price, as adjusted, was allocated to the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

        The following table summarizes the fair value of total consideration at December 16, 2009, and the amounts allocated to purchase price, as adjusted:

	Total Acquisition- Date Fair Value	Amount Allocated to Purchase Price
	(in thousands)
Cash	$99,196	$96,442
Contingent consideration	101,600	98,840

Total consideration	$200,796	$195,282

        The $5.5 million difference between the total fair value of consideration transferred and the amount allocated to the purchase price primarily relates to stock-based compensation charges recognized in the postcombination period ended December 31, 2009.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, as adjusted:

December 16, 2009
(in thousands)
Cash	$5,079
Investments	2,657
IPR&D	194,000
Deferred tax assets	10,324
Goodwill	61,459
Other assets acquired	77

Total assets acquired	273,596
Deferred tax liabilities	(74,945)
Other liabilities assumed	(3,369)

Total liabilities assumed	(78,314)

Total net assets acquired	$195,282

        The purchase price allocation was prepared on a preliminary basis and adjusted during the measurement period to reflect information existing at the acquisition date but that became available only post-acquisition primarily concerning the tax basis of the acquired assets and liabilities. Goodwill of $63.0 million was initially recognized on the date of acquisition and purchase price accounting adjustments of $1.5 million were recorded during the measurement period, primarily related to adjustments to deferred taxes. There was no impact to the consolidated statement of income.

        Of the identifiable assets acquired, $194.0 million were IPR&D assets relating to CXA-201. The fair value of the acquired IPR&D was determined using an income method approach, including discounted cash flow models that were probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of CXA-201 indications, which are currently expected to be HAP, VAP, cUTI and cIAI. IPR&D assets relating to CXA-201 had an estimated fair value of $174.0 million for HAP and VAP and an estimated

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

fair value of $20.0 million for the cUTI and cIAI indications. Assuming successful results in clinical trials and regulatory approval, Cubist expects to commercially launch CXA-201 with cUTI and cIAI indications in 2015 and with HAP and VAP in 2017.

        Development of CXA-201 for each of these indications requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before CXA-201 could be commercialized for these indications in the U.S. or other territories. Drug development involves a high degree of risk and most products that make it into clinical development do not receive marketing approval. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical product prior to the receipt of marketing approval, including, but not limited to, results from clinical trials that do not support continuing development, issues related to manufacturing or intellectual property protection, and other events or circumstances that cause unanticipated delays, technical problems or other difficulties. Given these risks and uncertainties, there can be no assurance that the development of CXA-201 for any of the indications described above will be successfully completed. If the development of CXA-201 is not successful, in whole or in part, or completed in a timely manner, the Company may not realize the expected financial benefits from the development of CXA-201 or the acquisition of Calixa as a whole. See Note H., "Acquired In-Process Research and Development," for additional information regarding IPR&D.

        The deferred tax assets of $10.3 million are primarily related to federal NOL carryforwards of Calixa. The deferred tax liability of $74.9 million primarily relates to the temporary differences associated with IPR&D assets, which are not deductible for tax purposes. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed of $61.5 million was allocated to goodwill.

        The contingent consideration relates to potential amounts payable to Calixa's former stockholders upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201. At December 31, 2010, Cubist also may be required to make up to an additional $290.0 million of undiscounted payments to the former stockholders of Calixa. These potential milestone payments are considered a contingent consideration liability and are recognized at their estimated fair value of $86.5 million and $101.6 million, as of December 31, 2010 and 2009, respectively, and was determined based on a probability-weighted income approach, less any payments made pursuant to the agreement. During the year ended December 31, 2010, Cubist completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in the Company making a $20.0 million milestone payment to the former stockholders of Calixa in June 2010. The $15.1 million decrease in the fair value of the contingent consideration liability reflects the $20.0 million milestone payment, as discussed above, partially offset by $4.9 million of contingent consideration expense recognized within the consolidated statement of income during the year ended December 31, 2010, as a result of the time value of money. There were no significant changes in probabilities or estimated cash flows used in the fair value estimates during the year ended December 31, 2010. This fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement within the fair value hierarchy. See Note F., "Fair Value Measurements," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

        The operating results of Calixa, which include approximately $0.5 million of research and development expense, have been included in the accompanying consolidated financial statements from December 16, 2009, to December 31, 2009. Calixa had no revenues during this period. The following supplemental unaudited pro forma information presents Cubist's financial results as if the acquisition of Calixa had occurred on January 1, 2008 (in thousands):

	For the Years Ended December 31,
	2009	2008
	(unaudited)
Net income	$68,526	$122,735

Acquisition of Illumigen Biosciences, Inc.

        In December 2007, Cubist acquired Illumigen Biosciences, Inc., or Illumigen, pursuant to an agreement and plan of merger. Pursuant to the merger agreement, on the closing date Cubist made a cash payment to the shareholders of Illumigen equal to $9.0 million plus the net of Illumigen's cash and liability balances as of the closing date. As a result, Illumigen became a wholly-owned subsidiary of Cubist. The results of operations of Illumigen have been included in the Company's financial statements since the acquisition date. The acquisition was accounted for under the purchase method of accounting as an acquisition of assets. The costs associated with the acquisition were $16.4 million and include the closing cash consideration of $10.2 million paid to Illumigen shareholders in the first quarter of 2008. In the first half of 2009, Cubist terminated development of the IB657 compound, or CB-183,872, acquired from Illumigen. The termination resulted in a $3.0 million net income tax benefit for discrete items related to the termination of the development of CB-183,872. The net benefit included the write-off of Cubist's investment in Illumigen, net of the write-off of Illumigen's federal NOL carryforwards. In November 2010, Cubist agreed to grant all rights and materials associated with CB-183,872 to IB Securityholders, LLC, in accordance with the merger agreement.

E. INVESTMENTS

        In December 2010, the Company sold its five auction rate securities, with an original cost of $58.1 million, in exchange for proceeds of $28.8 million. The Company recognized a gain related to the auction rate securities of approximately $2.7 million in other income (expense) within the consolidated statement of income for the year ended December 31, 2010, which primarily relates to the increase in fair value of the auction rate securities during the period.

        During the quarter ended December 31, 2008, the Company recognized $49.2 million of other-than-temporary impairment charges on its auction rate securities in its consolidated statement of income. In April 2009, the Company adopted accounting guidance that established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, the Company recorded a cumulative effect adjustment, resulting in a reclassification of $8.8 million of non-credit losses related to the previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive loss. The non-credit loss was calculated as the difference between the $49.2 million impairment charges recorded previously and the $40.4 million of estimated credit losses as of April 1, 2009. In estimating the credit losses of the Company's previously recognized impairments as of April 1, 2009, and December 31, 2009, the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

Company estimated the present value of expected cash flows for each auction rate security compared to the securities' amortized cost basis for the respective period. The Company's estimates indicated an increase in the present value of expected cash flows from April 1, 2009, to December 31, 2009, which was being accreted to interest income using the effective interest method over the remaining maturities of the securities. As a result, approximately $0.6 million was recognized as interest income during the year ended December 31, 2009.

        As a result of the Company's adoption of accounting guidance on July 1, 2010, existing unrealized gains/losses, which were recognized in other comprehensive income prior to July 1, 2010, were required to be reclassified from accumulated other comprehensive income to accumulated deficit. See Note B., "Accounting Policies," for additional information.

        The following table summarizes the amortized cost and estimated fair values of the Company's investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance at December 31, 2010:
Bank deposits	$10,000	$—	$—	$10,000
U.S. treasury securities	110,513	106	(6)	110,613
Federal agencies	47,149	7	(2)	47,154
Corporate notes	339,200	162	(186)	339,176

Total	$506,862	$275	$(194)	$506,943

Balance at December 31, 2009:
Bank deposits	$45,511	$56	$(4)	$45,563
U.S. treasury securities	96,676	7	(106)	96,577
Federal agencies	61,657	16	(43)	61,630
Corporate notes	92,460	2	(179)	92,283
Auction rate securities	18,290	7,568	—	25,858

Total	$314,594	$7,649	$(332)	$321,911

        The following table contains information regarding the range of contractual maturities of the Company's cash equivalents and short-term and long-term investments (in thousands):

	December 31,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$486,819	$486,842	$144,717	$144,750
1 - 2 years	20,043	20,101	151,587	151,303
2 - 7 years	—	—	18,290	25,858

	$506,862	$506,943	$314,594	$321,911

        See Note F., "Fair Value Measurements," for a discussion of fair value.

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

        The fair values of the Company's financial assets and liabilities are classified in the table below into one of the three categories described above:

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$156,253	$—	$156,253
U.S. treasury securities	150,111	—	—	150,111
Federal agencies	47,154	—	—	47,154
Corporate notes	—	391,027	—	391,027

Total assets	$197,265	$547,280	$—	$744,545

Liabilities
Contingent consideration	$—	$—	$86,497	$86,497

Total liabilities	$—	$—	$86,497	$86,497

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

Level 3 Roll-forward

        The table below provides a reconciliation of fair value for which the Company used Level 3 inputs:

	Auction Rate Securities	Contingent Consideration
	(in thousands)
Balance at December 31, 2008	$8,922	$—
Acquisition-date fair value of contingent consideration obligation	—	(101,600)
Total realized and unrealized gains (losses):
Included in net income	579	—
Included in other comprehensive income (loss)	16,357	—

Balance at December 31, 2009	$25,858	$(101,600)
Total realized and unrealized gains (losses):
Included in net income	2,969	—
Sale of auction rate securities	(28,827)
Contingent consideration expense	—	(4,897)
Contingent consideration milestone payment	—	20,000

Balance at December 31, 2010	$—	$(86,497)

Auction Rate Securities

        In December 2010, the Company sold its five auction rate securities, with an original cost of $58.1 million, in exchange for proceeds of $28.8 million. Prior to the sale of the auction rate securities, the Company utilized other sources of information in order to develop its fair value estimates, due to the fact that there was a limited market for the Company's auction rate securities. Given the complex structure of the auction rate securities, the Company engaged a third-party expert to assist it with its valuation. The Company used both the third-party valuation model and market bids received from Deutsche Bank AG, or DB, and Morgan Stanley to estimate the fair value for these securities. The Company weighted the valuation model equally with the market bid sources when developing the final fair value, given the Company's determination that both the valuation model and bids data points had equal relevance in estimating fair value.

        The fair value of the auction rate securities increased during the year ended December 31, 2009, primarily as a result of lower projected default rates in the third-party valuation model, lower CDS spreads, as well as higher market bids from both DB and Morgan Stanley. The increase in fair value of $16.9 million was included in other comprehensive income for the year ended December 31, 2009.

        The gain associated with the sale of the five auction rate securities is recognized within other income (expense) for the year ended December 31, 2010. As a result of the Company's adoption of accounting guidance on July 1, 2010, existing unrealized gains/losses, which were recognized in other comprehensive income prior to July 1, 2010, were required to be reclassified from accumulated other comprehensive income to accumulated deficit. See Note B., "Accounting Policies," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

Contingent Consideration

        Contingent consideration relates to potential amounts payable by the Company to the former stockholders of Calixa upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201, in connection with the Company's acquisition of Calixa. As of December 31, 2010 and 2009, the fair value of the contingent consideration was estimated to be $86.5 million and $101.6 million, respectively, and was determined based on a probability-weighted income approach, less the $20.0 million milestone payment made in June 2010, which is described in Note D., "Business Combinations and Acquisitions." This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are achieved, as well as a discount rate of 5.25%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. The change in the fair value of contingent consideration for the year ended December 31, 2010, relates to the time value of money and is recognized within the consolidated statement of income. There were no significant changes in assumptions or estimated cash flows used in the fair value estimates during the year ended December 31, 2010. Contingent consideration expense may change significantly as development of the CXA-201 indications progress and additional data is obtained, impacting the Company's assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability, as discussed further in Note D., "Business Combinations and Acquisitions." The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

G. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consisted of the following at:

	December 31,
	2010	2009
	(in thousands)
Building	$59,924	$56,597
Leasehold improvements	17,672	14,626
Laboratory equipment	26,943	24,672
Furniture and fixtures	2,472	2,108
Computer hardware and software	20,009	16,998
Construction-in-progress	11,662	1,376

	138,682	116,377
Less accumulated depreciation	(56,248)	(47,995)

Property and equipment, net	$82,434	$68,382

        Property and equipment additions during the year ended December 31, 2010, primarily related to construction-in-progress and laboratory equipment. Amortization related to leasehold improvements of the Company's headquarters is recognized over the lease term which expires in April 2016.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. PROPERTY AND EQUIPMENT, NET (Continued)

        Depreciation expense was $9.0 million, $10.0 million and $6.4 million in 2010, 2009 and 2008, respectively.

H. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

        Acquired IPR&D as of December 31, 2010, and changes during the year then ended is as follows:

(in thousands)
Balance at December 31, 2009	$194,000
Additions	—

Balance at December 31, 2010	$194,000

        The acquired IPR&D assets above relate to CXA-201, which the Company acquired rights to with its acquisition of Calixa in December 2009, as discussed in Note D., "Business Combinations and Acquisitions." The fair value of the IPR&D acquired was determined using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of CXA-201 indications. CXA-201 for pneumonia had an estimated fair value of $174.0 million and CXA-201 for cUTI and cIAI had an estimated fair value of $20.0 million as of the acquisition date. Once the research and development project is completed, the carrying value of the IPR&D will be amortized over the estimated useful life of the asset.

        IPR&D is tested for impairment on an annual basis, or more frequently if an indicator of impairment is present, using a projected discounted cash flow model. Cubist did not record any impairment charges during the year ended December 31, 2010. The valuation model used to estimate the fair values for the impairment test incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the probability of successfully completing clinical trials and obtaining regulatory approval; market size and market growth projections; estimates regarding the timing of and the expected costs to advance CXA-201 indications to commercialization; estimates of future cash flows from potential product sales; and a discount rate. The use of different assumptions or changes in assumptions used could result in materially different fair value estimates.

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Goodwill as of December 31, 2010, and changes during the year then ended is as follows:

(as adjusted)
(in thousands)
Balance at December 31, 2009	$61,459
Additions	—

Balance at December 31, 2010	$61,459

        Goodwill of $63.0 million was initially recognized on the date of acquisition and purchase price accounting adjustments of $1.5 million were recorded through the measurement period, primarily related to adjustments to deferred taxes. See Note D., "Business Combinations and Acquisitions," for

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)

additional information. Goodwill has been assigned to the Company's only reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note O., "Segment Information," for additional information. The Company evaluates goodwill for impairment on an annual basis, during the fourth quarter, or more frequently if an indicator of impairment is present. Cubist did not record any impairment charges during the year ended December 31, 2010.

        Other intangible assets consisted of the following at:

		December 31,
		2010	2009
		(in thousands)
Patents		$2,627	$2,627
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangible assets		5,388	5,388

		39,015	39,015
Less:	accumulated amortization—patents	(2,307)	(2,245)
	accumulated amortization—manufacturing rights	(2,500)	(2,083)
	accumulated amortization—acquired technology rights	(14,983)	(12,525)
	accumulated amortization—intellectual property	(5,380)	(5,379)

Intangible assets, net		$13,845	$16,783

        In March 2005, Cubist issued to Eli Lilly $20.0 million of its common stock in exchange for a 2% reduction in the royalty rates payable to Eli Lilly on Cubist's sales of CUBICIN. The $20.0 million was capitalized as acquired technology rights and is being amortized over approximately eleven years, which was the remaining life of the CUBICIN license agreement with Eli Lilly on the date of the transaction. In 2003, Cubist issued to Eli Lilly $8.0 million of its common stock in exchange for a 1% reduction in the royalty rates payable to Eli Lilly. The Company also issued 38,922 shares of its common stock valued at $0.5 million in 2003 as a milestone payment to Eli Lilly. This $8.5 million also is included within the acquired technology rights and is being amortized over approximately thirteen years, which was the remaining life of the license agreement with Eli Lilly on the dates of each of the transactions. The amortization expense of these intangible assets is included within cost of product revenues.

        In November 2005, Cubist selected ACS Dobfar SpA, or ACSD, as the single source supplier of active pharmaceutical ingredient, or API, for CUBICIN. The manufacturing rights associated with the ACSD agreement are being amortized to inventory and expensed to cost of product revenues as the related inventory lots are sold.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)

        Amortization expense was $2.9 million, $2.9 million and $3.0 million in 2010, 2009 and 2008, respectively. The estimated aggregate remaining amortization of intangible assets as of December 31, 2010, for each of the five succeeding years and thereafter is as follows:

(in thousands)
2011	$2,521
2012	2,521
2013	2,521
2014	2,521
2015	2,521
2016 and thereafter	1,240

$13,845

J. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at (in thousands):

	December 31,
	2010	2009
		(as adjusted)
Accrued royalty	$49,212	$44,390
Accrued bonus	10,187	8,913
Accrued Medicaid rebates	6,279	2,224
Accrued benefit costs	4,499	4,047
Accrued clinical trials	4,338	8,067
Accrued incentive compensation	3,687	4,823
Other accrued costs	15,325	13,598

Accrued liabilities	$93,527	$86,062

        Accrued royalty costs are comprised of royalties owed on net sales of CUBICIN under Cubist's license agreement with Eli Lilly. Accrued bonus is comprised of the Company's best estimate of amounts expected to be paid to employees based on both corporate and individual performance factors. Accrued Medicaid rebates increased at December 31, 2010, as compared to December 31, 2009, due to health care reform which increased the amount of rebates and the number of individuals eligible to participate in the Medicaid program. Other accrued costs include amounts for accrued interest, accrued marketing and accrued property and equipment.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

        Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 EIP, 13,535,764 shares of common stock initially were or have become available for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units and stock grants, prior to Cubist's decision to stop issuing awards under the 2000 EIP beginning in June 2010. Options granted under the 2000 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2000 EIP vest ratably on an annual basis over a four-year period. There are no shares available for future grant under this plan following Cubist's decision to stop issuing awards under the 2000 EIP beginning in June 2010 upon the adoption of the Cubist 2010 Equity Incentive Plan, or the 2010 EIP.

        Under the Cubist Amended and Restated 2002 Directors' Equity Incentive Plan, 1,375,000 shares of common stock may be issued to members of the Company's Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At December 31, 2010, there were 379,370 shares available for future grant under this plan.

        Under the 2010 EIP, the Company has reserved 6,000,000 shares of common stock for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units, stock grants, incentive stock grants, performance units and stock appreciation rights, plus the number of shares of common stock subject to stock options and restricted stock units granted under the 2000 EIP and outstanding as of June 10, 2010, which become available for additional awards thereunder by reason of the forfeiture, cancellation, expiration or termination of those awards after June 10, 2010. Options granted under the 2010 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2010 EIP vest ratably on an annual basis over a four-year period. At December 31, 2010, there were 5,711,606 shares remaining available for grant under the 2010 EIP.

        Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

        Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock at the end of pre-determined six-month intervals at 85% of the lower of the fair market value at the beginning or end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation over the course of the six-month period, subject to certain limitations. The current plan allows for the issuance of 1,250,000 shares of common stock to eligible employees. At December 31, 2010, there were 477,671 shares available for future sale to employees under this plan.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Summary of 401(k) Savings Plan

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches each employee's contribution in Cubist common stock up to 4% of a participant's total compensation. Common stock matches immediately vest. Cubist issued 156,041, 176,884 and 127,687 shares of common stock in 2010, 2009 and 2008, respectively, pursuant to this plan. During the years ended December 31, 2010, 2009 and 2008, the Company recorded $3.4 million, $3.2 million and $2.6 million in expense associated with its 401(k) company match.

Summary of Stock-Based Compensation Expense

        The effect of recording stock-based compensation in the consolidated statement of income for the periods presented was as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$425	$288	$311
Research and development	5,121	4,402	3,285
Sales and marketing	4,142	4,334	3,887
General and administrative	6,296	5,414	4,348

Total stock-based compensation	15,984	14,438	11,831
Income tax effect	(5,930)	(5,313)	(4,496)

Stock-based compensation included in net income	$10,054	$9,125	$7,335

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Valuation Assumptions

        The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method. The following weighted-average assumptions were used:

	For the Years Ended December 31,
	2010	2009	2008
Stock option plans:
Expected stock price volatility	49%	49%	43%
Risk free interest rate	1.2% - 2.6%	1.4% - 2.8%	1.5% - 3.7%
Expected annual dividend yield per share	—	—	—
Expected life of options	4.5 years	4.4 years	4.3 years
Stock purchase plan:
Expected stock price volatility	33%	45%	30%
Risk free interest rate	0.2%	1.0%	3.3%
Expected annual dividend yield per share	—	—	—
Expected life of options	6 months	6 months	6 months

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

General Option Information

        A summary of the status of Cubist's stock options, as of December 31, 2010, and changes during the year then ended, is presented below:

	Number	Weighted Average Exercise Price
Outstanding at December 31, 2009	8,966,083	$18.60
Granted	1,739,439	$21.94
Exercised	(1,027,864)	$13.95
Canceled	(358,400)	$27.34

Outstanding at December 31, 2010	9,319,258	$19.40

Vested and exercisable at December 31, 2010	6,296,167	$18.94
Expected to vest at December 31, 2010	2,194,753	$20.34

        The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $8.8 million, $2.1 million and $11.8 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2010, was $26.9 million. These options have a weighted average remaining contractual life of 6.4 years.

        As of December 31, 2010, there was $16.9 million of total unrecognized compensation cost related to nonvested options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over the weighted-average period of 1.3 years. The aggregate intrinsic value of options fully vested and exercisable as of December 31, 2010, was $22.3 million. These options have a weighted average remaining contractual life of 5.3 years. The aggregate intrinsic value of options expected to vest as of December 31, 2010, was $3.4 million. These options have a weighted average remaining contractual life of 8.6 years. The fair value of shares vested during 2010 was approximately $12.9 million.

        The weighted average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, was $9.26, $7.46 and $7.34, respectively. The weighted-average grant-date fair value of options vested as of December 31, 2010, 2009 and 2008, was $9.69, $10.20 and $10.69, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Restricted Stock Units

        A summary of the Company's restricted stock units activity during the year ended December 31, 2010, is presented below:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	199,489	$16.76
Granted	272,049	$21.28
Vested	(49,305)	$16.76
Forfeited	(10,911)	$19.36

Nonvested at December 31, 2010	411,322	$19.68

Expected to vest at December 31, 2010	289,121	$19.68

        The Company recognizes expense ratably over the restricted stock units' vesting period of four years, net of estimated forfeitures.

        At December 31, 2010, there were 411,322 restricted stock units outstanding, with an aggregate intrinsic value of $8.8 million. At December 31, 2010, there was $5.5 million total unrecognized compensation cost related to nonvested restricted stock units granted under the Company's stock-based compensation plans, which is expected to be recognized over a period of approximately 3.0 years. The aggregate intrinsic value of restricted stock units expected to vest as of December 31, 2010, was $6.2 million.

L. COMMITMENTS AND CONTINGENCIES

Leases

        Cubist leases various facilities and equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options and provisions that adjust the rent payment based upon changes in the consumer price index and require Cubist to pay operating costs, including property taxes, insurance and maintenance.

        At December 31, 2010, future minimum lease payments under all non-cancelable leases are as follows (in thousands):

Operating
2011	$5,999
2012	5,798
2013	5,192
2014	5,335
2015	5,493
2016 and thereafter	1,846

Total minimum lease payments	$29,663

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. COMMITMENTS AND CONTINGENCIES (Continued)

        Rental expense for operating leases was $5.5 million, $5.7 million and $5.5 million in the years ended December 31, 2010, 2009 and 2008, respectively. Sublease income, which is recorded as a reduction of rent expense, was $0.4 million, $0.7 million and $2.0 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign currency

        Cubist operates internationally, which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. During both the years ended December 31, 2010 and 2009, foreign exchange losses were approximately $1.2 million, primarily relating to certain available-for-sale investments denominated in Euros which are remeasured at the end of each period. The impact of foreign exchange was de minimus for the year ended December 31, 2008.

Other

        Cubist has minimum volume purchase commitments with third-party contract manufacturers with scheduled payments over the next five years that total $84.8 million at December 31, 2010. Cubist has a manufacturing and supply agreement with ACSD which was amended in November 2009. Under this amendment, Cubist and ACSD have agreed to: (a) a project plan for the process, equipment and associated plant improvements and expansion to ACSD's CUBICIN API facility intended to increase the capacity of the facility and the reimbursement to ACSD for certain costs associated with these activities; (b) a new CUBICIN API pricing schedule based on payments in Euros to ACSD that can be updated in the event that future facility or process improvements are implemented; and (c) a new minimum order requirement structure based on a percentage of the Company's CUBICIN API requirements rather than an absolute annual minimum. Amounts paid related to the expansion at ACSD are capitalized within other assets in the consolidated balance sheets and amortized to operating expenses, subsequent to which the costs are capitalized to inventory and amortized to cost of sales at a similar rate as inventory turnover.

        Cubist has clinical trial payment obligations owed to its contract research organizations and independent clinical investigators related to clinical trials of candidates in its product pipeline, as well as amounts owed to its third-party service provider for the purposes of conducting clinical trials on Cubist's behalf related to CXA-201. Cubist executed an agreement with this service provider in November 2010 in which payments are expected to be made through 2013. Cubist's clinical trial payment obligations over the next five years are $45.7 million at December 31, 2010.

        Other purchase obligations include expected future payments for continued expansion of Cubist's facilities in Lexington, Massachusetts, for which it entered into a final design and construction agreement with its design/builder in November 2010 to construct an additional 104,000 square feet of laboratory and associated administrative space expected to be completed in 2012. Cubist's other purchase obligations over the next five years are $53.8 million at December 31, 2010.

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

for injection, the active ingredient in CUBICIN, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071, which expires on June 15, 2016. Each of these patents is listed in the FDA's Orange Book. The notice letter further stated that Teva is asserting that claims in the referenced patents are not infringed and/or invalid. On March 23, 2009, Cubist filed a patent infringement lawsuit against Teva, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. in response to the ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of the referenced patents. Under current U.S. law, the filing of the lawsuit automatically prevents the FDA from approving the ANDA for 30 months from Cubist's receipt of Teva's Paragraph IV notification letter on February 9, 2009, unless the court enters judgment in favor of Teva in less than 30 months or finds that a party has failed to cooperate reasonably to expedite the lawsuit. The court has set a date for trial beginning on April 25, 2011. The court also issued its claims construction order on June 7, 2010. On June 10, 2010, Teva filed a motion for leave to amend its answer to allege that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On September 16, 2010, the court granted Teva's motion for leave to amend, and on September 20, 2010, Teva filed its amended answer alleging that U.S. Patent Nos. 6,468,967 and 6,852,689 are unenforceable due to inequitable conduct. On October 1, 2010, the parties filed a Stipulation and Proposed Order Regarding Infringement wherein Teva agreed, for purposes of the litigation, that Teva's proposed labeling induces infringement of the claims of U.S. Patent Nos. 6,468,967 and 6,852,689 that Cubist is asserting in the lawsuit; however, Teva is continuing to assert that those claims are invalid and unenforceable. On October 8, 2010, the court signed the infringement stipulation. The court has indicated that summary judgment motions will not be permitted in this lawsuit. Cubist's ability to continue to generate significant revenues from CUBICIN is dependent upon its ability to prevail in the litigation with Teva or to otherwise resolve the litigation on favorable terms. An adverse result in the Teva litigation, whether appealable or not, will likely cause the Company's stock price to decline and may have a material adverse effect on its results of operations and financial condition. In addition, it is possible that additional third parties may seek to market generic versions of CUBICIN in the U.S. by filing an ANDA.

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT

        Debt is comprised of the following amounts at:

	December 31,
	2010	2009
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$—
Unamortized discount	(108,899)	—

Net carrying amount of the liability component of the 2.50% Notes	341,101	—

Total 2.25% Notes outstanding at the end of the period	109,218	300,000
Unamortized discount	(14,519)	(54,614)

Net carrying amount of the liability component of the 2.25% Notes	94,699	245,386

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$435,800	$245,386

2.50% Notes

        In October 2010, Cubist issued $450.0 million aggregate principal amount of 2.50% convertible senior notes due November 2017, or the 2.50% Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock (i) subsequent to March 31, 2011, provided the sales price of Cubist's common stock exceeds 130% of the conversion price for a specified length of time; (ii) prior to May 1, 2017, provided that the trading price per $1,000 note was less than 98% of the product of the last reported sales price of the Company's common stock and the conversion rate; or (iii) prior to May 1, 2017, should the Company elect to issue substantially all rights, options or warrants to purchase common stock at a price per share less than the average of the last reported sales price for a certain period of time. The initial conversion rate is 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $29.18 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist's option. Interest is payable on each May 1st and November 1st, beginning May 1, 2011. In accordance with accounting guidance for debt with conversion and other options, the 2.50% Notes were bifurcated between liability ($338.8 million as of October 2010, the date of issuance) and equity ($111.2 million as of the date of issuance) components in a manner that reflects the issuer's non-convertible debt borrowing rate of similar debt. The equity component of $111.2 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.50% Notes and the fair value of the liability at the date of issuance. This debt discount is amortized to the consolidated statements of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.50% Notes, resulting in an amortization period ending November 1, 2017. The net equity component recorded as additional paid-in capital was $66.4 million as of the date of issuance and at December 31, 2010, which is net of deferred taxes of $41.3 million and debt issuance costs classified as additional paid-in capital of $3.5 million.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        As of December 31, 2010, the "if converted value" does not exceed the principal amount of the 2.50% Notes. The fair value of the 2.50% Notes was estimated to be $441.0 million as of December 31, 2010, and was determined using quoted market rates.

        The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the 2.50% Notes. As of December 31, 2010, the effective interest rate on the liability component of the 2.50% Notes was 7.0%. The debt issuance costs associated with the sale of the 2.50% Notes were $14.0 million. These costs were allocated between the liability and equity components as $10.5 million and $3.5 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the consolidated balance sheet and are amortized to interest expense over the life of the 2.50% Notes. The costs associated with the equity component are included in additional paid-in capital and are not amortized.

2.25% Notes

        In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of its convertible subordinated 2.25% Notes, or the 2.25% Notes. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which equates to approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist's option. Interest is payable on each June 15 and December 15, beginning December 15, 2006. The 2.25% Notes mature on June 15, 2013. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist's common stock exceeds the conversion price for a period of time as defined in the 2.25% Notes agreement. As of December 31, 2010, the "if converted value" does not exceed the principal amount of the 2.25% Notes. The fair value of the 2.25% Notes was estimated to be $112.6 million as of December 31, 2010, and was determined using quoted market rates.

        In February 2008, Cubist repurchased $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases, which were funded out of the Company's working capital, reduced Cubist's fully-diluted shares of common stock outstanding by approximately 1,624,905 shares. Cubist repurchased the 2.25% Notes at prices below face value plus accrued interest and transaction fees of $0.2 million, resulting in a cash outflow of $46.8 million. The repurchase resulted in an adjusted net loss of $2.3 million, comprised of (i) a $1.3 million difference between the net carrying value and the fair value of the $50.0 million principal at the time of repurchase, recorded to other income (expense); (ii) the write-off of debt issuance costs of $0.8 million, recorded as a non-cash charge to interest expense; and (iii) transaction expenses of $0.2 million, recorded to general and administrative expense.

        In accordance with accounting guidance for debt with conversion and other options, upon adoption on January 1, 2009, Cubist separately accounted for the liability ($236.4 million as of June 2006, the date of issuance) and equity ($113.6 million as of the date of issuance) components of the 2.25% Notes in a manner that reflects the issuer's non-convertible debt borrowing rate of similar debt. The equity component of $113.6 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability at the date of

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

issuance. This debt discount is amortized to the consolidated statement of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. The net equity component recorded as additional paid-in capital was $66.0 million as of the date of issuance, which is net of deferred taxes of $44.0 million and debt issuance costs reclassified to additional paid-in capital of $3.6 million.

        The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. As of December 31, 2010 and 2009, the effective interest rate on the liability component of the 2.25% Notes was approximately 8.4%. The debt issuance costs associated with the sale of the 2.25% Notes were $10.9 million. These costs were allocated between the liability and equity components as $7.3 million and $3.6 million as of the date of issuance, respectively. The costs associated with the liability component are included in other assets on the consolidated balance sheets and are amortized to interest expense over the life of the 2.25% Notes. The costs associated with the equity component are included in additional paid-in capital and are not amortized.

        In October 2010, the Company used a portion of the net proceeds from the issuance of the 2.50% Notes to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of the 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt plus accrued interest and transaction fees of $0.4 million, resulting in a cash outflow of $203.1 million. These repurchases reduced Cubist's shares of common stock outstanding by approximately 6,200,053 shares. The Company concluded that the repurchase of $190.8 million aggregate principal amount of the 2.25% Notes should be accounted for as a debt extinguishment as opposed to a modification, as the 2.50% Notes were deemed to be substantially different from the 2.25% Notes per accounting guidance for modifications and extinguishments of debt. The repurchase resulted in a net loss of $17.8 million, as calculated pursuant to accounting guidance for debt with conversion and other options, and is comprised of (i) a $15.9 million difference between the carrying value of the notes repurchased, net of the debt discount, and the fair value of the $190.8 million principal at the time of repurchase, recorded to other income (expense); (ii) the write-off of debt issuance costs of $1.5 million, recorded as a non-cash charge to interest expense; and (iii) transaction expenses of $0.4 million recorded to general and administrative expense. The net carrying value of the equity component of the 2.25% Notes as of December 31, 2010 and 2009, was $42.5 million and $57.5 million, respectively, which includes the reduction of additional paid-in capital of $8.5 million related to the February 2008 repurchase of $50.0 million in original principal amount of the 2.25% Notes. The net carrying value of the equity component of the 2.25% Notes as of December 31, 2010, also includes the reduction of additional paid-in capital of $15.0 million, which is net of deferred taxes of $6.7 million, related to the October 2010 repurchase of $190.8 million in original principal amount of the 2.25% Notes, discussed above.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        The table below summarizes the interest expense the Company incurred on its 2.50% Notes and 2.25% Notes for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Contractual interest coupon payment	$8,038	$6,750	$6,817
Amortization of discount on debt	15,048	13,192	12,547
Amortization of the liability component of the debt issuance costs	2,494	899	1,706
Other interest expense	—	50	—

Total interest expense	$25,580	$20,891	$21,070

        At December 31, 2010, future payments of principal and interest on existing debt are due as follows:

	Principal	Interest	Total
	(in thousands)
2011	$—	$13,895	$13,895
2012	—	13,707	13,707
2013	109,218	12,467	121,685
2014	—	11,250	11,250
2015	—	11,250	11,250
2016 and thereafter	450,000	22,531	472,531

Total payments	559,218	$85,100	$644,318
Less current portion	—

Total long-term debt obligations	$559,218

Credit Facility

        In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist's option, on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2010.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES

Income Tax Expense (Benefit)

        The components of federal income tax expense (benefit) consist of the following:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current income tax expense
Federal	$19,896	$2,897	$1,855
State	4,943	3,285	2,020

Total current income tax expense	$24,839	$6,182	$3,875

Deferred income tax expense (benefit)
Federal	$30,749	$35,083	$(94,641)
State	4,396	(962)	(7,606)

Total deferred income tax expense (benefit)	$35,145	$34,121	$(102,247)

Total current and deferred income tax expense (benefit)	$59,984	$40,303	$(98,372)

Effective Tax Rate

        Cubist's federal statutory tax rate was 35.0% for each of the years ended December 31, 2010, 2009 and 2008. The effective rate differs from the statutory rate of 35.0% due to the following:

	For the Years Ended December 31,
	2010	2009	2008
Federal	35.0%	35.0%	35.0%
State	3.9%	4.2%	6.6%
Federal and state credits	-1.7%	-3.8%	-7.9%
Valuation allowance	-0.3%	-0.2%	-369.8%
Tax benefit of Illumigen write-off	0.0%	-1.9%	0.0%
Contingent consideration	1.1%	0.0%	0.0%
Other	0.9%	0.3%	2.9%

Effective tax rate	38.9%	33.6%	-333.2%

        The effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 38.9%, 33.6% and -333.2%, respectively. The difference between the federal rate and the effective tax rate for the year ended December 31, 2010, primarily relates to state income taxes of 3.9%, non-deductible contingent consideration of 1.1% related to the Company's acquisition of Calixa in December 2009, and the impact of the extension of the federal research and development tax credit of -1.7%. The effective tax rate for the year ended December 31, 2009, primarily relates to the Company's statutory income tax rate, offset by a $3.0 million net income tax benefit for discrete items related to the termination of the development of the Hepatitis C Virus compound that the Company had acquired through its acquisition of Illumigen in December 2007. The net benefit included the write-off of the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

Company's tax investment in Illumigen, net of the write off of Illumigen's federal NOL carryforwards and other deferred tax assets. The effective tax rate for the year ended December 31, 2008, relates to federal alternative minimum tax expense and state tax expense and is offset by the tax benefit relating to the reversal of the valuation allowance on a significant portion of the Company's deferred tax assets.

        The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company's income or loss, or one time activities occurring during the period. If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, Cubist has committed, under the terms of the merger agreement pursuant to which it acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. Contingent consideration expense related to potential future milestone payments will have a negative impact on the effective tax rate in the year they are recorded as they are not deductible expenses for tax purposes.

Deferred Taxes and Valuation Allowance

        The components of the net deferred tax assets and the related valuation allowance are as follows (in thousands):

	December 31,
	2010	2009
		(as adjusted)
Deferred income tax assets:
Net operating loss carryforwards	$2,691	$20,865
Deferred revenues	7,213	7,495
Research and development costs	5,565	10,150
Tax credit carryforwards	14,166	27,353
Stock-based compensation	18,303	14,998
Capital loss carryforward	11,567	12,498
Amortization of milestone payments	8,708	14,664
Deferred rent	1,513	1,636
Depreciation	63	824
Other	296	3,105

Total deferred tax assets	70,085	113,588

Deferred income tax liabilities:
Prepaid expenses	(2,445)	—
Debt discount	(45,765)	(21,170)
In-process research and development	(74,361)	(74,361)

Total deferred tax liabilities	(122,571)	(95,531)

Total deferred tax assets and liabilities	(52,486)	18,057
Valuation allowance	(13,738)	(14,550)

Net deferred tax assets and liabilities	$(66,224)	$3,507

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

        The table above reflects purchase price accounting adjustments to historical 2009 deferred tax assets and liabilities which were recorded through the measurement period. See Note D., "Business Combinations and Acquisitions," for additional information.

        At December 31, 2010, the Company has federal and state NOL carryforwards of $1.8 million and $35.2 million, respectively. Included in the NOLs are state NOLs of $1.3 million attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs are credited directly to additional paid-in capital when realized. Approximately $11.4 million has been credited to additional paid-in capital as of December 31, 2010. These NOLs expire between 2011 and 2029. The Company also has federal and state income tax credit carryforwards of approximately $6.8 million and $1.5 million, respectively. These income tax credits expire between 2016 and 2029. In addition, the Company has $5.9 million of federal alternative minimum tax credits that can be carried forward indefinitely to offset future regular income tax liabilities.

        Certain stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. Although these additional tax benefits or "windfalls" are reflected in the NOL carryforwards in tax returns, pursuant to the guidance for accounting for stock-based compensation, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce the Company's current taxes payable due to NOL carryforwards, these windfall tax benefits are not reflected in Cubist's NOLs in deferred tax assets as of December 31, 2010. In 2010, the Company's utilization of NOLs attributable to excess tax benefits from the exercise of non-qualified stock options was reduced by the current year research and development credit. In addition, the Company's accounting policy is to treat windfall benefits as the last tax attributes utilized. Therefore, deferred tax assets at December 31, 2010, do not reflect approximately $8.1 million of federal and state tax benefits related to stock compensation deductions. The amount represents an excess tax benefit and will be recorded as a credit to equity when the benefits result in a reduction of current taxes payable.

        At December 31, 2010 and 2009, the Company maintained a valuation allowance of $13.7 million and $14.5 million, respectively, primarily relating to losses incurred on the auction rate securities, which were sold in 2010. In assessing the realizability of its deferred tax assets, the Company has considered whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, the Company considers its recent history of earnings, projected future taxable income, and tax planning strategies. Based upon the level of its recent history of taxable income and projections of future taxable income over the periods in which the deferred tax assets are utilizable, the Company believes that it is more-likely-than-not that it will realize the benefits of a significant portion of its deferred tax assets. In the event that actual results differ from the Company's estimates in future periods, the Company may need to establish an additional valuation allowance that could have a material impact on its financial position and results of operations.

        Ownership changes resulting from the issuance of capital stock may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based on Cubist's value immediately prior to the ownership change. The Company has not yet updated its analysis of historical changes in ownership but does not believe

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

there are any significant limitations on its ability to use any of its NOLs. Subsequent significant changes in ownership could affect the limitations in future years.

Uncertain Tax Positions

        A reconciliation of the Company's changes in uncertain tax positions is as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Uncertain tax positions at the beginning of the year	$4,656	$5,560	$2,000
Additions based on tax positions related to the current year	2,613	768	437
Additions for tax positions of prior years	105	731	3,123
Subtractions based on tax positions related to the current year	—	—	—
Subtractions for tax positions of prior years	—	(2,403)	—

Balance at the end of the year	$7,374	$4,656	$5,560

        The net increase in uncertain tax positions during 2010 is primarily due to a reserve of $1.7 million related to a state income tax award utilized for which the Company has not yet fully satisfied all the requirements to maintain. All of these amounts, if recognized, would affect the effective tax rate in future periods. The Company does not anticipate any significant changes in its tax positions during the next twelve months.

        Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as provision for income taxes in the consolidated statements of income. At December 31, 2010 and 2009, the Company has interest of $0.1 million accrued related to uncertain tax positions.

        The statute of limitations for assessment by the Internal Revenue Service, or the IRS, and state tax authorities is closed for tax years prior to December 31, 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

O. SEGMENT INFORMATION

        Cubist operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. Approximately 96% of the Company's revenues currently are generated within the U.S.

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal years 2010 and 2009. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(in thousands, except per share data)
2010
Total revenues, net	$144,064		$168,538	$162,051	(1)	$161,805	(1)
Product revenues, net	$141,629		$161,603	$160,495		$161,190
Cost of product revenues	$31,759		$36,419	$37,000		$35,587
Net income	$20,432		$28,115	$31,228		$14,550	(2)
Basic net income per share	$0.35		$0.48	$0.53		$0.25
Diluted net income per share	$0.34		$0.45	$0.50		$0.24
2009
Total revenues, net	$121,110		$130,779	$143,534		$166,721
Product revenues, net	$114,625		$128,844	$141,588		$152,674
Cost of product revenues	$24,374		$28,184	$30,771		$33,560
Net income	$7,776	(3)	$23,776	$25,379		$22,669
Basic net income per share	$0.14		$0.41	$0.44		$0.39
Diluted net income per share	$0.13		$0.40	$0.42		$0.38

(1)
From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V. in the U.S. under a commercial services agreement with AstraZeneca. In June 2010, Cubist's agreement with AstraZeneca, as amended, terminated in accordance with its terms. (See Note C.).

(2)
In October 2010, Cubist partially repurchased its outstanding 2.25% Notes and recorded a $17.8 million loss on extinguishment (See Note M.).

(3)
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        PricewaterhouseCoopers LLP, our independent registered public accounting firm, which audited our financial statements for the fiscal year ended December 31, 2010, has issued an attestation report on our internal control over financial reporting, as stated in its report which is included herein.

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information with respect to our executive officers and directors may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. Other information required by Item 10 of Form 10-K may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 2, 2011. Such information is incorporated herein by reference.

        Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com, and in our filings with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 2, 2011. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 2, 2011. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 2, 2011. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 2, 2011. Such information is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(A)
Documents Filed As Part Of Form 10-K:

1.     Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2010 and 2009

  •
  Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008

  •
  Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Sales Returns & Allowances, Chargebacks, Pricing and Prompt Pay Discounts, Wholesaler Fees and Medicaid Rebates(1)
Year Ended December 31, 2010	$7,435	47,311	(42,517)	$12,229
Year Ended December 31, 2009	$6,332	32,726	(31,623)	$7,435
Year Ended December 31, 2008	$4,484	22,694	(20,846)	$6,332

(1)
Additions to sales returns and allowances, chargebacks, pricing and prompt pay discounts, wholesaler fees and Medicaid rebates are recorded as a reduction of revenue.

3.     List of Exhibits

†2.1	Agreement and Plan of Merger, dated December 12, 2009, among Cubist, SD Acquisition Corporation, Calixa Therapeutics Inc., or Calixa, and the other parties named therein (Exhibit 2.2, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
3.1	Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
3.3	Amended and Restated By-Laws of Cubist (Exhibit 3.1, Current Report on Form 8-K filed on September 20, 2010, File No. 000-21379)
4.1	Specimen certificate for shares of Common Stock (Exhibit 4.1, Annual Report on Form 10-K filed on March 1, 2006, File No. 000-21379)
4.2	Indenture, dated June 6, 2006, between Cubist and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1, Current Report on Form 8-K filed on June 9, 2006, File No. 000-21379)
4.3	Note, dated June 6, 2006 (Exhibit 4.7, Annual Report on Form 10-K filed on March 1, 2007, File No. 000-21379)
4.4
Indenture, dated October 25, 2010, between Cubist and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1, Current Report on Form 8-K filed on October 25, 2010, File No. 000-21379)
4.5	Note, dated October 25, 2010
**10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.6, Pre-effective Amendment No. 1 to Registration Statement on Form S-1 filed on July 31, 1996, File No. 333-06795)
**10.2	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 12, 1998, File No. 000-21379)
**10.3	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
**10.4	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
†10.5
Development and Supply Agreement, dated April 3, 2000, between Cubist and Abbott Laboratories (predecessor-in-interest to Hospira Worldwide, Inc., or Hospira) (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.6	Assignment and License Agreement, dated October 6, 2000, between Eli Lilly & Company, or Eli Lilly, and Cubist (Exhibit 10.6, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
**10.7	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.8	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.9	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)

*10.10	Manufacturing and Supply Agreement, dated September 30, 2001, between ACS Dobfar S.p.A., or ACSD, and Cubist (Exhibit 10.4, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
**10.11	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K filed on March 29, 2002, File No. 000-21379)
10.12
First Amendment, dated May 8, 2002, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.12, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
*10.13
Amendment No. 2, dated February 12, 2003, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.6, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.14	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K filed on March 28, 2003, File No. 000-21379)
10.15
Amendment No. 1, dated July 1, 2003, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 14, 2003, File No. 000-21379)
†10.16
License Agreement, dated October 2, 2003, between Cubist, Chiron Healthcare Ireland Ltd. (predecessor-in-interest to Chiron Blood Testing (Bermuda) Ltd., or Chiron, a subsidiary of Novartis AG), and Chiron Corporation (currently known as Novartis Vaccines & Diagnostics, Inc., or Novartis Vaccines, a subsidiary of Novartis AG) (the parties to this License Agreement, Chiron and Novartis Vaccines, are collectively referred to as "Novartis") (Exhibit 10.16, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.17
Lease, dated January 2004, between the California State Teachers' Retirement System (predecessor-in-interest to The Realty Associates Fund VI, L.P., or RA) and Cubist regarding 45-55 Hayden Avenue (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 7, 2004, File No. 000-21379)
†10.18	Amendment No. 1, dated April 1, 2004, to License Agreement between Cubist and Novartis, dated October 2, 2003 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
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
10.22	First Amendment, dated September 29, 2005, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.7, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)

*10.23	Amendment No. 3, dated October 20, 2005, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.24	Second Amendment, dated November 18, 2005, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.25, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
†10.25
First Amendment, dated June 1, 2006, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.26
Amendment No. 4, dated September 22, 2006, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.26, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.27
Amendment No. 2, dated January 1, 2007, to License Agreement between Cubist and Novartis, dated October 2, 2003 (Exhibit 10.27, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.28
Amendment No. 2, dated April 18, 2007, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on July 30, 2010, File No. 000-21379)
10.29	Third Amendment, dated June 28, 2007, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.4, Quarterly Report on Form 10-Q filed on August 3, 2007, File No. 000-21379)
10.30	Fourth Amendment, dated October 25, 2007, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.34, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
†10.31	License Agreement, dated November 1, 2007, between Astellas Pharma Inc., or Astellas, and Calixa (Exhibit 10.33, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
10.32	Fifth Amendment, dated December 18, 2007, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.36, Annual Report on Form 10-K filed on February 29, 2008, File No. 000-21379)
**10.33	Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)
†10.34
Second Amendment, dated June 26, 2008, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 4, 2008, File No. 000-21379)
10.35	Sixth Amendment, dated July 31, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.41, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.36	Seventh Amendment, dated November 18, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.43, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.37	Eighth Amendment, dated November 18, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.44, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)

10.38	Ninth Amendment, dated December 19, 2008, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.45, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.39	Loan and Security Agreement, dated December 29, 2008 (Exhibit 10.1, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
10.40	Revolving Credit Note, dated December 29, 2008 (Exhibit 10.2, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
**10.41
Form of Restricted Stock Unit Agreement for awards under Cubist's Amended and Restated 2000 Equity Incentive Plan (Exhibit 10.49, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
**10.42	Amended and Restated 2002 Directors' Equity Incentive Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 24, 2009, File No. 000-21379)
10.43	Tenth Amendment, dated May 8, 2009, to Lease between RA and Cubist, dated January 2004 (Exhibit 10.51, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
†10.44
Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.58, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
†10.45
Amendment No. 3, dated January 1, 2010, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on April 29, 2010, File No. 000-21379)
†10.46
Letter Agreement, dated February 19, 2010, relating to Manufacturing and Supply Agreement between ACSD and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on April 29, 2010, File No. 000-21379)
**10.47	Amended and Restated 1997 Employee Stock Purchase Plan (Exhibit 10.60, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
**10.48	Director Compensation Summary Sheet (Exhibit 10.61, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
**10.49	Performance-Based Management Incentive Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 30, 2010, File No. 000-21379)
**10.50	2010 Equity Incentive Plan (Exhibit 10.3, Quarterly Report on Form 10-Q filed on July 30, 2010, File No. 000-21379)
10.51
Letter Agreement, dated September 7, 2010, relating to License Agreement between Astellas and Calixa, dated November 1, 2007 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on October 29, 2010, File No. 000-21379)
**10.52
Form of Retention Letter, dated October 9, 2010, between Cubist and Steven Gilman, Tamara Joseph, David McGirr, Robert Perez, Gregory Stea, and Santosh Vetticaden (Exhibit 10.1, Current Report on Form 8-K filed on October 14, 2010, File No. 000-21379)
**10.53	Retention Letter, dated October 27, 2010, between Cubist and Michael Bonney (Exhibit 10.1, Current Report on Form 8-K filed on November 2, 2010, File No. 000-21379)
10.54	Agreement, dated November 1, 2010, between Cubist and The Richmond Group, Inc. regarding final design and construction at 65 Hayden Avenue

**10.55	Amended Form of Restricted Stock Unit Agreement for awards under Cubist's Amended and Restated 2000 Equity Incentive Plan
**10.56	Short-Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on February 22, 2011, File No. 000-21379)
21.1	Subsidiaries of Cubist
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101
The following materials from Cubist's Annual Report on Form 10-K for the year ended December 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

***
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.
Date: February 23, 2011	By:	/s/ MICHAEL W. BONNEY Michael W. Bonney President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2011
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2011
/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 23, 2011
/s/ MARK H. CORRIGAN Mark H. Corrigan	Director	February 23, 2011
/s/ SYLVIE GRÉGOIRE Sylvie Grégoire	Director	February 23, 2011
/s/ NANCY J. HUTSON Nancy J. Hutson	Director	February 23, 2011
/s/ LEON O. MOULDER, JR. Leon O. Moulder, Jr.	Director	February 23, 2011
/s/ MARTIN ROSENBERG Martin Rosenberg	Director	February 23, 2011

Signature	Title	Date

/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	February 23, 2011
/s/ MARTIN H. SOETERS Martin H. Soeters	Director	February 23, 2011
/s/ MICHAEL B. WOOD Michael B. Wood	Director	February 23, 2011