Form 10-Q
period 2011-03-31
CUBIST PHARMACEUTICALS INC
filed 2011-04-29
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 21, 2011: 59,946,460.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2011

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$333,393	$372,969
Short-term investments	567,274	516,842
Accounts receivable, net	66,453	61,197
Inventory	22,742	23,824
Deferred tax assets, net	9,862	16,609
Prepaid expenses and other current assets	18,950	24,802
Total current assets	1,018,674	1,016,243
Property and equipment, net	91,079	82,434
In-process research and development	194,000	194,000
Goodwill	61,459	61,459
Other intangible assets, net	13,215	13,845
Long-term investments	15,104	20,101
Other assets	28,047	27,075
Total assets	$1,421,578	$1,415,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,595	$23,484
Accrued liabilities	70,054	93,527
Short-term deferred revenue	2,739	2,642
Short-term contingent consideration	31,384	30,991
Total current liabilities	119,772	150,644
Long-term deferred revenue	20,443	20,581
Long-term deferred tax liabilities, net	76,899	82,833
Long-term contingent consideration	56,211	55,506
Long-term debt, net	440,286	435,800
Other long-term liabilities	6,699	6,370
Total liabilities	720,310	751,734
Commitments and contingencies (Notes F and K)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 59,529,461 and 59,344,957 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	60	59
Additional paid-in capital	815,860	800,618
Accumulated other comprehensive income	88	71
Accumulated deficit	(114,740)	(137,325)
Total stockholders’ equity	701,268	663,423
Total liabilities and stockholders’ equity	$1,421,578	$1,415,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
U.S. product revenues, net	$153,716	$135,267
International product revenues	8,300	6,362
Service revenues	—	2,000
Other revenues	515	435
Total revenues, net	162,531	144,064

Costs and expenses:
Cost of product revenues	36,577	31,759
Research and development	40,416	38,882
Contingent consideration	1,098	1,508
Selling, general and administrative	40,164	34,583
Total costs and expenses	118,255	106,732

Operating income	44,276	37,332

Other income (expense):
Interest income	773	1,270
Interest expense	(7,953)	(5,386)
Other income (expense)	373	(1,193)
Total other income (expense), net	(6,807)	(5,309)
Income before income taxes	37,469	32,023
Provision for income taxes	14,884	11,591
Net income	$22,585	$20,432

Basic net income per common share	$0.38	$0.35
Diluted net income per common share	$0.34	$0.34

Shares used in calculating:
Basic net income per common share	59,362,021	58,217,628
Diluted net income per common share	79,533,776	68,928,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$22,585	$20,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,123	2,739
Amortization and accretion of investments	2,183	1,187
Amortization of debt discount and debt issuance costs	4,943	3,698
Deferred income taxes	813	8,183
Foreign exchange (gain) loss	(502)	1,214
Stock-based compensation	3,865	3,775
Contingent consideration	1,098	1,508
Charge for company 401(k) common stock match	1,243	1,156
Changes in assets and liabilities:
Accounts receivable	(5,256)	(1,115)
Inventory	1,073	55
Prepaid expenses and other current assets	5,852	(13,900)
Other assets	(1,422)	(1,468)
Accounts payable and accrued liabilities	(29,366)	(34,555)
Deferred revenue and other long-term liabilities	288	103
Total adjustments	(12,065)	(27,420)
Net cash provided by (used in) operating activities	10,520	(6,988)
Cash flows from investing activities:
Purchases of property and equipment	(13,659)	(2,262)
Purchases of investments	(299,286)	(180,571)
Proceeds from investments	251,686	156,450
Net cash used in investing activities	(61,259)	(26,383)
Cash flows from financing activities:
Issuance of common stock, net	2,774	2,847
Excess tax benefit on stock-based awards	7,887	17,040
Net cash provided by financing activities	10,661	19,887
Net decrease in cash and cash equivalents	(40,078)	(13,484)
Effect of changes in foreign exchange rates on cash balances	502	(244)
Cash and cash equivalents at beginning of period	372,969	157,316
Cash and cash equivalents at end of period	$333,393	$143,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A.            BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 23, 2011.

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of: inventories; investments; impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; accounting for stock-based compensation; product rebates, chargeback and return accruals; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from estimated amounts.

Fair Value Measurements

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts. Investments are considered available-for-sale as of March 31, 2011 and December 31, 2010, and are carried at fair value. In connection with its acquisition of Calixa Therapeutics Inc., or Calixa, in December 2009, the Company recorded contingent consideration relating to potential amounts payable to Calixa’s former stockholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration is recognized at its estimated fair value.

In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. See Note C., “Fair Value Measurements,” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase. The Company also considers all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. These investments include money markets, bank deposits, corporate notes, United States, or U.S., treasury securities and U.S. government agency securities.

Investments

Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Short-

term investments include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities. See Note B., “Investments,” for additional information.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held primarily with five financial institutions in the U.S. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per institution.

Cubist’s accounts receivable at March 31, 2011 and December 31, 2010, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, as well as from Cubist’s international partners for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three months ended March 31, 2011 and 2010, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2010.

	Percentage of Total Accounts Receivable, Net as of
	March 31,	December 31,
	2011	2010
AmerisourceBergen Drug Corporation	26%	26%
Cardinal Health, Inc.	24%	24%
McKesson Corporation	20%	19%

	Percentage of Total Net Revenues for the Three Months Ended March 31,
	2011	2010
AmerisourceBergen Drug Corporation	24%	28%
Cardinal Health, Inc.	23%	22%
McKesson Corporation	18%	17%

Acquired In-process Research and Development

IPR&D acquired in a business combination is capitalized on the Company’s condensed consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, IPR&D is accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. IPR&D is tested for impairment on an annual basis, or more frequently if an indicator of impairment is present, using a discounted cash flow model.

On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $99.2 million, as adjusted, in cash and contingent consideration with an estimated fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. Calixa’s lead compound, CXA-201, is an intravenously administered combination of a novel anti-pseudomonal cephalosporin, CXA-101, and the beta-lactamase inhibitor tazobactam. The transaction was accounted for as a business combination using the acquisition method. Accordingly, the fair value of the purchase price, as adjusted, was allocated to the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed, with the remaining purchase price recorded as goodwill. Of the identifiable assets acquired, $194.0 million are IPR&D assets relating to CXA-201. The fair value of the IPR&D acquired was determined using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of

CXA-201. CXA-201 as a potential treatment for pneumonia had an estimated fair value of $174.0 million and CXA-201 as a potential treatment for complicated urinary tract infections, or cUTI, and complicated intra-abdominal infections, or cIAI, had an estimated fair value of $20.0 million as of the acquisition date. Cubist did not record any impairment charges related to the IPR&D during the three months ended March 31, 2011 and 2010.

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

Certain product sales qualify for rebates or discounts from standard list pricing due to government-sponsored programs or other contractual agreements. Reserves for Medicaid rebates and Medicare Part D coverage gap rebates are included in accrued liabilities and were $8.5 million at March 31, 2011. Reserves for Medicaid rebates included in accrued liabilities were $6.3 million at December 31, 2010. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $6.8 million and $6.0 million at March 31, 2011 and December 31, 2010, respectively.

In the three months ended March 31, 2011, provisions for sales returns, chargebacks, Medicaid rebates, Medicare Part D coverage gap rebates, wholesaler management fees and discounts that were offset against product revenues totaled $20.7 million. In the three months ended March 31, 2010, provisions for sales returns, chargebacks, Medicaid rebates, wholesaler management fees and discounts that were offset against product revenues totaled $11.6 million. The increase in the amount of the provisions that were offset against product revenues is primarily due to increases in pricing discounts, chargebacks and Medicaid reserves due to the 6.9% price increases in April 2010 and January 2011, and an increase in the number of vials sold of CUBICIN in the U.S. As a result, both the amount of pricing discounts, chargebacks and Medicaid rebates per vial increased, as well as the volume of sales to customers eligible for pricing discounts. In addition, Medicaid rebates increased as a result of U.S. health care reform legislation enacted in March 2010, which increased the Medicaid rebate rate from 15.1% to 23.1% and the number of individuals eligible to participate in the Medicaid program.

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

Service Revenues

From July 2008 through June 2010, Cubist promoted and provided other support for MERREM® I.V. in the U.S. under a commercial services agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010. Service revenues for the three months ended March 31, 2011 and 2010, were zero and $2.0 million, respectively.

Other Revenues

Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist’s license, collaboration and commercialization agreements. The Company analyzes its multiple-deliverable arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

License revenues

On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. The Company did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011. Cubist’s existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

Milestones

On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which the Company has continuing performance obligations. Milestone payments are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (iii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iv) the milestone relates solely to past performance; and (v) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. Upon achievement of any future regulatory and sales milestones, as stipulated under the applicable agreements with its licensing partners, the Company will evaluate each milestone as of the arrangement date to determine whether the milestones are substantive and could be recognized as revenue in their entirety during the period of achievement. The adoption of this guidance does not materially change the Company’s previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments.

In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, MSD Japan. Cubist may receive up to $6.0 million and $32.5 million in additional payments upon Merck achieving certain regulatory and sales milestones, respectively.

In December 2006, Cubist entered into a license agreement with AstraZeneca AB for the development and commercialization of CUBICIN in China and certain other countries in Asia (excluding Japan, Taiwan and Korea), the Middle East and Africa not yet covered by previously-existing CUBICIN international partnering agreements. Cubist may receive payments of up to $4.5 million and $14.0 million upon AstraZeneca AB achieving certain regulatory and sales milestones, respectively.

In October 2003, Cubist signed a license agreement and a manufacturing and supply agreement with Chiron Healthcare Ireland Ltd., or Chiron, for the development and commercialization of CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. After the acquisition of Chiron by Novartis AG, or Novartis, in 2006, the license agreement and manufacturing and supply agreement were assigned to a subsidiary of Novartis. Under the license agreement, Cubist may receive from Novartis’ subsidiary additional cash payments of up to $25.0 million upon Novartis achieving certain sales milestones.

Basic and Diluted Net Income Per Share

Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.25% convertible subordinated notes, or 2.25% Notes, and the 2.50% convertible senior notes, or 2.50% Notes, the exercise of stock options, and the vesting of restricted stock units, or RSUs, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income, basic	$22,585	$20,432
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	1,501	—
Debt issuance costs related to 2.50% Notes, net of tax	224	—
Debt discount amortization related to 2.50% Notes, net of tax	1,893	—
Interest on 2.25% Notes, net of tax	315	1,011
Debt issuance costs related to 2.25% Notes, net of tax	52	135
Debt discount amortization related to 2.25% Notes, net of tax	812	2,080
Net income, diluted	$27,382	$23,658

Shares used in calculating basic net income per common share	59,362,021	58,217,628
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	1,198,223	961,538
2.50% Notes convertible into shares of common stock	15,424,155	—
2.25% Notes convertible into shares of common stock	3,549,377	9,749,430
Shares used in calculating diluted net income per common share	79,533,776	68,928,596

Net income per share, basic	$0.38	$0.35
Net income per share, diluted	$0.34	$0.34

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three Months Ended March 31,
	2011	2010
Options to purchase shares of common stock and RSUs	3,069,997	2,883,079

Comprehensive Income

During the three months ended March 31, 2011 and 2010, comprehensive income included the Company’s net income as well as increases and decreases in unrealized gains and losses on the Company’s available-for-sale securities.

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income	$22,585	$20,432
Decrease in unrealized loss on auction rate securities	—	1,451
Other unrealized investment gains	17	232
Total comprehensive income	$22,602	$22,115

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of March 31, 2011, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. The Company had two subsequent events, including its litigation settlement with Teva Parenteral Medicines, Inc., or Teva, and its affiliates and its Co-Promotion Agreement with Optimer Pharmaceuticals, Inc., or Optimer, that occurred after March 31, 2011. See Note L., “Subsequent Events,” for additional information.

Recent Accounting Pronouncements

None.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at March 31, 2011:
Bank deposits	$94,001	$—	$—	$94,001
U.S. treasury securities	59,808	70	(3)	59,875
Federal agencies	61,575	8	(1)	61,582
Corporate notes	336,896	135	(111)	336,920
Total	$552,280	$213	$(115)	$552,378

Balance at December 31, 2010:
Bank deposits	$10,000	$—	$—	$10,000
U.S. treasury securities	110,513	106	(6)	110,613
Federal agencies	47,149	7	(2)	47,154
Corporate notes	339,200	162	(186)	339,176
Total	$506,862	$275	$(194)	$506,943

The following table contains information regarding the range of contractual maturities of the Company’s short-term and long-term investments (in thousands):

	March 31,		December 31,
	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$537,245	$537,274	$486,819	$486,842
1-2 years	15,035	15,104	20,043	20,101
	$552,280	$552,378	$506,862	$506,943

See Note A., “Basis of Presentation and Accounting Policies,” and Note C., “Fair Value Measurements,” for additional information.

C.            FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, are classified in the table below into one of the three categories described above:

	March 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$198,441	$—	$198,441
U.S. treasury securities	89,908	—	—	89,908
Federal agencies	71,581	—	—	71,581
Corporate notes	—	401,619	—	401,619
Total assets	$161,489	$600,060	$—	$761,549
Liabilities
Contingent consideration	$—	$—	$87,595	$87,595
Total liabilities	$—	$—	$87,595	$87,595

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$156,253	$—	$156,253
U.S. treasury securities	150,111	—	—	150,111
Federal agencies	47,154	—	—	47,154
Corporate notes	—	391,027	—	391,027
Total assets	$197,265	$547,280	$—	$744,545
Liabilities
Contingent consideration	$—	$—	$86,497	$86,497
Total liabilities	$—	$—	$86,497	$86,497

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

Level 3 Roll-forward

The table below provides a reconciliation of fair value for which the Company used Level 3 inputs:

Contingent Consideration
(in thousands)
Balance at December 31, 2010	$(86,497)
Contingent consideration expense	(1,098)
Balance at March 31, 2011	$(87,595)

Contingent Consideration

Contingent consideration relates to potential amounts payable by the Company to the former stockholders of Calixa upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201, in connection with the Company’s acquisition of Calixa. As of March 31, 2011 and December 31, 2010, the fair value of the contingent consideration was estimated to be $87.6 million and $86.5 million, respectively, and was determined based on a probability-weighted income approach. This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are achieved, as well as a discount rate of 5.25%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. The change in the fair value of contingent consideration for the three months ended March 31, 2011, relates to the time value of money and was recognized as contingent consideration expense within the condensed consolidated statements of income. There were no significant changes in assumptions used in the fair value estimates during the three months ended March 31, 2011. Contingent consideration expense may change significantly as development of the CXA-201 indications progress and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability. Such changes could materially impact the Company’s results of operations in future periods. In addition, any contingent consideration payments made in the future are largely not deductible for tax purposes. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

D.            PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	March 31,	December 31,
	2011	2010
	(in thousands)
Building	$60,416	$59,924
Leasehold improvements	17,765	17,672
Laboratory equipment	28,142	26,943
Furniture and fixtures	2,504	2,472
Computer hardware and software	20,310	20,009
Construction-in-progress	20,638	11,662
	149,775	138,682
Less: accumulated depreciation	(58,696)	(56,248)
Property and equipment, net	$91,079	$82,434

Depreciation expense was $2.5 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively. Property and equipment additions during the three months ended March 31, 2011, primarily related to construction-in-progress for the continued expansion of the Company’s principal headquarters and research laboratory and related facilities at 65 Hayden Avenue in Lexington, Massachusetts.

E.              GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill as of March 31, 2011, and changes during the three months then ended is as follows:

(in thousands)
Balance at December 31, 2010	$61,459
Additions	—
Balance at March 31, 2011	$61,459

Goodwill has been assigned to the Company’s only reporting unit. See Note J., “Segment Information,” for additional information.

Other intangible assets, net consisted of the following at:

	March 31,	December 31,
	2011	2010
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	2,500	2,500
Acquired technology rights	28,500	28,500
Intellectual property and processes and other intangible assets	5,388	5,388
	39,015	39,015
Less: accumulated amortization — patents	(2,323)	(2,307)
accumulated amortization — manufacturing rights	(2,500)	(2,500)
accumulated amortization — acquired technology rights	(15,597)	(14,983)
accumulated amortization — intellectual property	(5,380)	(5,380)
Intangible assets, net	$13,215	$13,845

Amortization expense was $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. The estimated aggregate amortization of intangible assets as of March 31, 2011, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2011	$1,891
2012	2,521
2013	2,521
2014	2,521
2015	2,521
2016 and thereafter	1,240
$13,215

F.              DEBT

Debt is comprised of the following amounts at:

	March 31,	December 31,
	2011	2010
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(105,759)	(108,899)
Net carrying amount of the liability component of the 2.50% Notes	344,241	341,101

Total 2.25% Notes outstanding at the end of the period	109,218	109,218
Unamortized discount	(13,173)	(14,519)
Net carrying amount of the liability component of the 2.25% Notes	96,045	94,699

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$440,286	$435,800

2.50% Notes

In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2.50% Notes due November 2017, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2011 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock at Cubist’s option. Interest is payable on each May 1st and November 1st, beginning May 1, 2011.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.50% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of the 2.50% Notes was recognized as a debt discount and is amortized to the condensed consolidated statements of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.50% Notes, resulting in an amortization period ending November 1, 2017. As of March 31, 2011, the “if-converted value” did not exceed the principal amount of the 2.50% Notes.

The net carrying value of the equity component of the 2.50% Notes as of both March 31, 2011 and December 31, 2010, was $66.4 million. The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the 2.50% Notes. For the three months ended March 31, 2011, the effective interest rate on the liability component of the 2.50% Notes was 7.0%. The fair value of the 2.50% Notes was estimated to be $489.6 million as of March 31, 2011, and was determined using quoted market rates.

2.25% Notes

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of its 2.25% Notes due June 2013. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of 2.25% Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15th and December 15th. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest commencing in June 2011 if the closing price of Cubist’s common stock exceeds the conversion price for a period of time as defined in the indenture for the 2.25% Notes. In February 2008, Cubist repurchased $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases, which were funded out of the Company’s working capital, reduced Cubist’s fully-diluted shares of common stock outstanding by approximately 1,624,905 shares.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.25% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component was recognized as a debt discount and is amortized to the condensed consolidated statements of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. As of March 31, 2011, the “if-converted value” did not exceed the principal amount of the 2.25% Notes.

In October 2010, the Company used a portion of the net proceeds from the issuance of the 2.50% Notes to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of the 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt plus accrued interest and transaction fees. These repurchases reduced Cubist’s shares of common stock outstanding by approximately 6,200,053 shares.

The net carrying value of the equity component of the 2.25% Notes as of March 31, 2011 and December 31, 2010, was $42.5 million. The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. For the three months ended March 31, 2011 and 2010, the effective interest rate on the liability component of the 2.25% Notes was approximately 8.4%. The fair value of the 2.25% Notes was estimated to be $118.1 million as of March 31, 2011, and was determined using quoted market rates.

The table below summarizes the interest expense the Company incurred on its 2.50% Notes and 2.25% Notes for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Contractual interest coupon payment	$3,426	$1,688
Amortization of discount on debt	4,486	3,473
Amortization of the liability component of the debt issuance costs	457	225
Capitalized interest	(416)	—
Total interest expense	$7,953	$5,386

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, Cubist may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of March 31, 2011 or December 31, 2010.

G.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2011	2010
	(in thousands)
Accrued royalty	$23,327	$49,212
Accrued Medicaid rebates	7,973	6,279
Accrued benefit costs	5,848	4,499
Accrued interest	5,580	2,153
Accrued clinical trials	4,650	4,338
Accrued bonus	2,924	10,187
Accrued incentive compensation	1,648	3,687
Other accrued costs	18,104	13,172
Accrued liabilities	$70,054	$93,527

Accrued royalties are comprised of royalties owed on net sales of CUBICIN under Cubist’s license agreement with Eli Lilly & Co., or Eli Lilly. Accrued royalties decreased at March 31, 2011, as compared to December 31, 2010, due to the semi-annual royalty payment made to Eli Lilly in March 2011.

H.            INVENTORY

Inventories consisted of the following at:

	March 31,	December 31,
	2011	2010
	(in thousands)
Raw materials	$8,721	$7,692
Work in process	7,153	7,056
Finished goods	6,868	9,076
Inventory	$22,742	$23,824

I.                 EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$46	$78
Research and development	1,326	1,088
Selling, general and administrative	2,493	2,609
Total stock-based compensation	3,865	3,775
Income tax effect	(1,534)	(1,514)
Stock-based compensation included in net income	$2,331	$2,261

Valuation Assumptions

The fair value of each stock-based option award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method. The following weighted-average assumptions were used:

	Three Months Ended March 31,
	2011	2010
Stock option plans:
Expected stock price volatility	47%	49%
Risk free interest rate	2.0% - 2.4%	2.3% - 2.5%
Expected annual dividend yield per share	—	—
Expected life of options	4.5 years	4.5 years

General Option Information

A summary of option activity for the three months ended March 31, 2011, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,319,258	$19.40
Granted	184,150	$23.69
Exercised	(93,195)	$18.06
Canceled	(194,973)	$27.22
Outstanding at March 31, 2011	9,215,240	$19.33

Vested and exercisable at March 31, 2011	6,392,385	$18.76

Weighted average grant-date fair value of options granted during the period		$9.74

RSU Information

A summary of RSU activity for the three months ended March 31, 2011, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	411,322	$19.86
Granted	—
Vested	—
Forfeited	(2,000)	$19.34
Nonvested at March 31, 2011	409,322	$19.86

The Company recognizes expense ratably over the RSUs’ vesting period of four years, net of estimated forfeitures.

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

K.            INCOME TAXES

The following table summarizes the Company’s effective tax rates and income tax provisions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except percentages)
Effective tax rate	39.7%	36.2%
Provision for income taxes	$14,884	$11,591

The effective tax rates of 39.7% and 36.2% for the three months ended March 31, 2011 and 2010, respectively, differ from the U.S. federal statutory income tax rate of 35.0% primarily due to state income taxes, net of state tax credits, and the impact of non-deductible contingent consideration expense. The effective tax rate for the three months ended March 31, 2010, also includes a discrete benefit for state research and development and investment tax credits of approximately 3.0%.

Certain stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. Although these additional tax benefits, or “windfalls”, are reflected in the net operating loss, or NOL, carryforwards in tax returns, pursuant to the guidance for accounting for stock-based compensation, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. In addition, the Company’s accounting policy is to treat windfall benefits as the last tax attributes utilized. Therefore, deferred tax assets at December 31, 2010, do not reflect approximately $8.1 million of federal and state tax benefits related to stock-based compensation deductions on the basis that these excess tax benefits have not resulted in a decrease in the Company’s tax liability. The amount represents an excess tax benefit and will be recorded as a credit to equity when the benefits result in a reduction of current taxes.

The Company expects to fully utilize all tax credit carryforwards in 2011, and therefore, with the exception of certain state tax benefits, all tax benefits related to stock-based compensation deductions will have resulted in a reduction in current taxes.  Accordingly, the Company has recorded a benefit of $7.9 million to additional paid-in capital related to these tax benefits during the three months ended March 31, 2011. In addition, the Company has $5.9 million of federal alternative minimum tax credits that can be carried forward indefinitely to offset future regular income tax liabilities. These credits are expected to be fully utilized in 2011.

The Company has been assessing the impact of certain state tax filing positions on its reported state income tax liabilities and tax attribute carryforwards. In connection with this assessment, the Company decided to file amended state income tax returns for the years ended December 31, 2008 and 2009, and to file its 2010 state income tax returns using the same filing positions as the amended 2008 and 2009 returns. The filing of these returns resulted in an increase in the amount of uncertain tax positions of approximately $11.0 million for state tax purposes by increasing the amount of state attribute carryforwards.

L.             SUBSEQUENT EVENTS

On April 4, 2011, Cubist entered into a Settlement and License Agreement, or Settlement Agreement, with Teva and its affiliates to resolve its patent infringement litigation with respect to CUBICIN. The Company originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to the Company by Teva that it had submitted an Abbreviated New Drug application to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. The Settlement Agreement provides for a full settlement and release by both Cubist and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the Settlement Agreement, Cubist granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if the Company’s daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license Cubist granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from Cubist, or if there are no longer any unexpired patents listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, as applying to the Company’s New Drug Application, or NDA, covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that Cubist has the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. This license may extend after September 24, 2019, if CUBICIN receives pediatric exclusivity or if other Cubist patents would cover Teva’s generic version of daptomycin for injection. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party.

The Settlement Agreement also provides that, for the period that the Company’s license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from Cubist. Cubist is required to use commercially reasonable efforts to satisfy Teva’s requirements. The supply terms, which are an exhibit to the Settlement Agreement, provide that Cubist will receive payments from Teva for product supplied by the Company reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva’s sales of daptomycin supplied by Cubist. The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to Cubist’s trademarks. In addition, under the supply terms, Teva may instead supply and sell its generic daptomycin for injection product due to specified Cubist supply failures or if the arrangement is terminated due to a party’s uncured breach or bankruptcy.

The Settlement Agreement will remain in effect until the expiration of the term of the license granted by Cubist to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to Cubist under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by Cubist to Teva.  Each of Cubist and Teva may terminate the Settlement Agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The Settlement Agreement is subject to the review of the U.S. Federal Trade Commission and the U.S. Department of Justice. These governmental authorities could seek to challenge Cubist’s settlement with Teva, or a competitor, customer or other third party could initiate a private action under antitrust or other laws challenging its settlement with Teva.

The Company retained the services of Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, to represent it in the litigation with Teva and its affiliates. Cubist entered into a fee arrangement with WilmerHale under which it paid WilmerHale a fixed monthly fee over the course of the litigation with a potential additional payment that could be due to WilmerHale based on the ultimate outcome of the lawsuit. The Company accrued amounts due to WilmerHale based on its best estimate of the fees that it expected to incur as services were provided. In accordance with accounting guidance for contingencies, the Company accrued an additional $1.4 million in the three months ended March 31, 2011, for the additional payment that became due to WilmerHale as a result of the Settlement Agreement, as the liability was deemed probable and the amounts were reasonably estimable at March 31, 2011.

On April 5, 2011, the Company entered into a Co-Promotion Agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID™ in the U.S. Under the terms of the Co-Promotion Agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. Under the terms of the Co-Promotion Agreement, Optimer will be responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID. The initial term of the Co-Promotion Agreement is two years from the date of first commercial sale of DIFICID in the U.S. Optimer has agreed to pay a quarterly fee of $3.8 million to Cubist beginning as of the first commercial sale of DIFICID in the U.S. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of Optimer’s gross profits derived from net sales above the specified annual targets, if any. The Company expects to recognize revenues from this agreement as service revenues. The Co-Promotion Agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms. Each of Optimer and Cubist may terminate the Co-Promotion Agreement prior to expiration upon the uncured material breach of the Co-Promotion Agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the U.S. are below specified levels, subject to certain limitations. Optimer may terminate the Co-Promotion Agreement, subject to certain limitations, if (i) Optimer withdraws DIFICID from the market in the U.S., (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Cubist undertakes certain restructuring activities with respect to its sales force. Cubist may terminate the Co-Promotion Agreement, subject to certain limitations, if (i) the first commercial sale of DIFICID in the U.S. does not occur within one year from the effective date of the Co-Promotion Agreement, (ii) Optimer experiences certain supply failures in relation to the demand for DIFICID in the U.S., (iii) Optimer is acquired by certain types of entities, including competitors of Cubist, (iv) certain market events occur related to CUBICIN in the U.S., (v) Optimer fails to comply with applicable laws in performing its obligations, or (vi) the FDA-approved label for DIFICID does not include specified comparative data, or includes a black box safety warning.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference ‘‘forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,” ‘‘will,” ‘‘could,” ‘‘should,” ‘‘would,” ‘‘expect,” ‘‘anticipate,” “plan,” “forecast,” ‘‘continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are inherently uncertain. Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to Item 1A., “Risk Factors,” in Part II of this report, which we incorporate herein by reference, for identification of important factors with respect to these risks and uncertainties. We caution readers not to place considerable reliance on such statements. Our business is subject to substantial risks and uncertainties, including those identified in this report. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

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

•                  our expectations regarding the strength of our intellectual property portfolio protecting CUBICIN and our ability to enforce this intellectual property portfolio and prevent any third parties from marketing a generic version of CUBICIN in the United States, or U.S., before the earlier of the expiration of certain of the patents covering CUBICIN and the date Teva Parenteral Medicines, Inc., or Teva, is allowed to launch a generic version of CUBICIN under our Settlement and License Agreement, or Settlement Agreement, with Teva and its affiliates;

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

•                  our expectations regarding the impact of U.S. health care reform legislation enacted in March 2010, or health care reform;

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

Many factors could cause our actual results to differ materially from these forward-looking statements. These factors include the following:

•                  the U.S. Federal Trade Commission, or FTC, the U.S. Department of Justice, or DOJ, or a third party successfully challenging the Settlement Agreement with Teva and its affiliates;

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

•                  whether or not third parties other than Teva may seek to market generic versions of CUBICIN or any other products that we commercialize in the future and the results of any litigation that we file to defend and/or assert our patents against such third parties;

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

•                  our ability to work successfully with Optimer Pharmaceuticals, Inc., or Optimer, with respect to promoting and supporting DIFICID™ in the U.S. and similar market and competitive factors with respect to DIFICID in the U.S. as those described above with respect to CUBICIN;

•                  our ability to discover, acquire or in-license drug candidates, the costs related thereto, and the high level of competition from other companies that also are seeking to discover, acquire or in-license the same or similar drug candidates;

•                  whether the U.S. Food and Drug Administration, or FDA, accepts proposed clinical trial protocols in a timely manner for studies of our drug candidates as well as our ability to execute successful, adequate and well-controlled clinical trials in a timely manner and other risks that may cause our trials to be delayed or stopped or compromise the integrity of the data from such trials;

•                  the impact of the results of ongoing or future trials for drug candidates that we currently are developing or may develop in the future, including the impact of unanticipated safety or efficacy data from such trials;

•                  our ability, and our partners’ ability, to protect the proprietary technologies and intellectual property related to CUBICIN and our product candidates;

•                  our ability to develop and achieve commercial success, and secure sufficient quantities of supply for such development and commercialization, for our existing and future drug candidates, particularly as we are managing multiple programs and opportunities and continue to seek to maximize the commercial success of CUBICIN and DIFICID;

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

•                  our dependence upon collaborations and alliances, particularly our ability to work effectively with our partners and our partners’ ability to meet their obligations and perform effectively under our agreements and to do so in compliance with applicable laws, including laws in international jurisdictions and U.S. laws, such as the Foreign Corrupt Practices Act, or FCPA, that relate to activities in international markets;

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, of our product pipeline and our performance during the three months ended March 31, 2011.

•                  Results of Operations: This section provides a review of our results of operations for the three months ended March 31, 2011 and 2010, respectively.

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

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. CUBICIN is used in the U.S. in approximate equal amounts in hospitals and other acute care settings, including home infusion and outpatient clinics. Outside of the U.S., where outpatient infusion is a less established practice, use of CUBICIN is primarily in the hospital setting.

We had a total of $915.8 million in cash, cash equivalents and investments as of March 31, 2011, as compared to $909.9 million in cash, cash equivalents and investments as of December 31, 2010. As of March 31, 2011, we had an accumulated deficit of $114.7 million.

Our net income and net income per share for the three months ended March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share data)
Net income	$22.6	$20.4
Basic net income per common share	$0.38	$0.35
Diluted net income per common share	$0.34	$0.34

CUBICIN. We currently derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003. We currently commercialize CUBICIN on our own in the U.S. and have established distribution agreements with other companies for commercialization of CUBICIN in countries outside the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against certain Gram-positive organisms, including MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. CUBICIN has received similar approvals in other parts of the world as well and is now marketed in a total of 49 countries globally.

Our net product revenues from worldwide product sales of CUBICIN for the three months ended March 31, 2011, were $162.0 million, as compared to $141.6 million for the three months ended March 31, 2010. We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large market, and price increases we and our international partners may implement. There are a number of events, trends and uncertainties that are impacting or may impact our revenues from CUBICIN and the growth of such revenues. The more significant of these events, trends and uncertainties are described below, and these, and certain other risks and uncertainties applicable to CUBICIN, are set forth in Item 1A., “Risk Factors,” in Part II of this report:

•                  our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN;

•                  price increases that we have implemented for CUBICIN, the lack of overall growth in the market for CUBICIN, and the evolving profile of competitors;

•                  persisting economic problems, which have lead to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals;

•                  our work with the supplier of our CUBICIN API to complete the expansion of the capacity at the facility at which it manufactures CUBICIN API, including the receipt of any related required regulatory approvals, on a timely basis and our ability to otherwise secure sufficient quantities of CUBICIN to meet demand;

•                  changes in private and governmental reimbursement levels for CUBICIN; and

•                  higher discount, rebate levels, excise taxes and other payments for sales under federal government programs due to health care reform or other government initiatives.

On April 4, 2011, we entered into a Settlement Agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an Abbreviated New Drug application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. The Settlement Agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the Settlement Agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, as applying to our New Drug Application, or NDA, covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. This license may extend after September 24, 2019, if CUBICIN receives pediatric exclusivity or if other Cubist patents would cover Teva’s generic version of daptomycin for injection.  Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party.

The Settlement Agreement also provides that, for the period that our license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from us. We are required to use commercially reasonable efforts to satisfy Teva’s requirements. The supply terms, which are an exhibit to the Settlement Agreement, provide that we will receive payments from Teva for product supplied by us reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva’s sales of daptomycin supplied by us. The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to our trademarks.  In addition, under the supply terms, Teva may instead supply and sell its generic daptomycin for injection product due to specified Cubist supply failures or if the arrangement is terminated due to a party’s uncured breach or bankruptcy.

The Settlement Agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the Settlement Agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The Settlement Agreement is subject to the review of the FTC and the DOJ. These governmental authorities could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva.

MERREM® I.V.  From July 2008 through June 2010, we promoted and provided other support for MERREM I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. under a commercial services agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. We recognized revenues from this agreement as service revenues. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

DIFICID. On April 5, 2011, we entered into a Co-Promotion Agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. Under the terms of the Co-Promotion Agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. Under the terms of the Co-Promotion Agreement, Optimer will be responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID. The initial term of the Co-Promotion Agreement is two years from the date of first commercial sale of DIFICID in the U.S. Optimer has agreed to pay a quarterly fee of $3.8 million to Cubist beginning as of the first commercial sale of DIFICID in the U.S. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of Optimer’s gross profits derived from net sales above the specified annual targets, if any. We expect to recognize revenues from this agreement as service revenues. The Co-Promotion Agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms. Each of Optimer and Cubist may terminate the Co-Promotion Agreement prior to expiration upon the uncured material breach of the Co-Promotion Agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the U.S. are below specified levels, subject to certain limitations. Optimer may terminate the Co-Promotion Agreement, subject to certain limitations, if (i) Optimer withdraws DIFICID from the market in the U.S., (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Cubist undertakes certain restructuring activities with respect to its sales force. Cubist may terminate the Co-Promotion Agreement, subject to certain limitations, if (i) the first commercial sale of DIFICID in the U.S. does not occur within one year from the effective date of the Co-Promotion Agreement, (ii) Optimer experiences certain supply failures in relation to the demand for DIFICID in the U.S., (iii) Optimer is acquired by certain types of entities, including competitors of Cubist, (iv) certain market events occur related to CUBICIN in the U.S., (v) Optimer fails to comply with applicable laws in performing its obligations, or (vi) the FDA-approved label for DIFICID does not include specified comparative data, or includes a black box safety warning.

Product Pipeline.  We are building a pipeline of acute care therapies through our business development efforts and progressing compounds into clinical development that we have developed internally.

CXA-201.  In December 2009, we acquired Calixa and with it rights to CXA-201, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas Pharma, Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. Under the Astellas license agreement, as amended, we have the exclusive rights to manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. We are developing CXA-201 as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multidrug resistant, or MDR, P. aeruginosa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI, and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former stockholders. We recently completed enrolling patients in a Phase 2 clinical trial of CXA-201 for the treatment of cIAI and expect to announce top line results of this study in the third quarter of 2011. This multicenter, double-blind, randomized study is comparing the safety and efficacy of CXA-201 to an active comparator in patients with cIAI. Assuming positive results in this trial, we expect to initiate Phase 3 trials with CXA-201 in both cUTI and cIAI by year-end 2011. We expect to file an NDA for two initial indications—in cUTI and cIAI—by the end of 2013, assuming positive Phase 3 clinical trial results in both indications. We also are planning to pursue the development of CXA-201 as a potential treatment for HAP and VAP and expect to begin clinical trials of CXA-201 in these indications in 2012.

Pursuant to the terms of the merger agreement, we paid the Calixa stockholders $99.2 million, as adjusted and as subject to escrow provisions, and Calixa became our wholly-owned subsidiary. We may be required to make up to $290.0 million of undiscounted payments to the former stockholders of Calixa in the event that certain development, regulatory, and commercial milestones related to CXA-201, or other products that incorporate CXA-101, are achieved. These potential milestone payments are considered a contingent consideration liability and are recognized at their estimated fair value of $87.6 million and $86.5 million on our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved, and a discount rate. The use of different assumptions could result in a materially different estimate of fair value. In addition to the milestone payments we may be required to make to the former stockholders of Calixa, we have an obligation to make milestone payments to Astellas under the Astellas license agreement that could total up to $44.0 million if certain specified development and sales events are achieved. The potential development and sales milestone payments to Astellas are not considered a contingent consideration liability and will instead be expensed as incurred to research and development and cost of product revenues, respectively. In addition, if licensed products are successfully developed and commercialized in our territories, we will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances.

CB-183,315.  CB-183,315 is a potent, oral, cidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes Clostridium difficile associated diarrhea, or CDAD. In April 2010, we began a Phase 2 clinical trial of CB-183,315 for the treatment of CDAD. We recently completed enrolling patients in this trial and expect to provide top line results for this trial in the second half of 2011. The recent increase in severity of CDAD, due to newer strains that produce higher levels of toxins, has exposed shortcomings in the standard of care therapy, including reduced susceptibility and recurrence rates of greater than 20% for standard of care therapy. Recent years have witnessed the emergence of a hypervirulent strain of C. difficile that produces much higher levels of toxins. This strain also demonstrates high level resistance to fluoroquinolones, which may have contributed to its spread throughout the U.S., Canada, the United Kingdom, or UK, the Netherlands and Belgium. Physicians have noted an increase in incidence and mortality rates as well as increases in numbers of patients requiring emergency colectomy (removal of all or part of the colon) or admission to intensive care units.

Pre-clinical programs.  We also are working on several pre-clinical programs, addressing areas of significant medical needs in the acute care area. These include therapies to treat various serious bacterial infections and agents to treat acute pain.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

The following table sets forth revenues for the periods presented:

	Three Months Ended March 31,
	2011	2010	% Change
	(in millions)
U.S. product revenues, net	$153.7	$135.3	14%
International product revenues	8.3	6.4	30%
Service revenues	—	2.0	-100%
Other revenues	0.5	0.4	18%
Total revenues, net	$162.5	$144.1	13%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $162.0 million for the three months ended March 31, 2011, as compared to $141.6 million for the three months ended March 31, 2010, an increase of $20.4 million, or 14%. Gross U.S. product revenues totaled $174.4 million and $146.9 million for the three months ended March 31, 2011 and 2010, respectively. The $27.5 million increase in gross U.S. product revenues was due to price increases for CUBICIN in January 2011 and April 2010, which resulted in $21.7 million of additional gross U.S. product revenues and to an increase of approximately 4% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $5.8 million. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, Medicare Part D coverage gap rebates, chargebacks, discounts and wholesaler management fees of $20.7 million for the three months ended March 31, 2011. Gross U.S. product revenues are offset by allowances for sales returns, Medicaid rebates, chargebacks, discounts and wholesaler management fees of $11.6 million for the three months ended March 31, 2010. The increase in allowances against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, Medicaid rebates also increased as a result of health care reform, which increased the amount of Medicaid rebates and the number of individuals eligible to participate in the Medicaid program. International product revenues were $8.3 million and $6.4 million for the three months ended March 31, 2011 and 2010, respectively. International product revenues consisted primarily of amounts due to us from Novartis AG, or Novartis, for selling CUBICIN to Novartis for sale in the EU and royalty payments from Novartis based on CUBICIN net sales in the EU.

Service Revenues

Service revenues were zero and $2.0 million for the three months ended March 31, 2011 and 2010, respectively. Service revenues related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. The agreement expired in accordance with its terms at the end of June 2010.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended March 31,
	2011	2010	% Change
	(in millions)
Cost of product revenues	$36.6	$31.8	15%
Research and development	40.4	38.9	4%
Contingent consideration	1.1	1.5	-27%
Selling, general and administrative	40.2	34.5	16%
Total costs and expenses	$118.3	$106.7	11%

Cost of Product Revenues

Cost of product revenues were $36.6 million and $31.8 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $4.8 million, or 15%. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly & Co., costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues of $4.8 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is attributable to the increase of sales of CUBICIN. Our gross margin for the three months ended March 31, 2011, was 77% as compared to 78% for the three months ended March 31, 2010. We expect our gross margin percentage in 2011 to be similar to our gross margin percentage in 2010.

Research and Development Expense

Research and development expense was $40.4 million for the three months ended March 31, 2011, as compared to $38.9 million for the three months ended March 31, 2010, an increase of $1.5 million, or 4%. The increase in research and development expenses is due primarily to increases of (i) $0.8 million in employee-related expenses due to an increase in headcount to support our increased research and development efforts; (ii) $3.2 million in clinical studies related to CXA-201; and (iii) $1.0 million in non-clinical studies. These increases were partially offset by decreases of (i) $1.3 million in manufacturing process development expenses; and (ii) $2.0 million in clinical studies expenses related to the discontinuation of development of our previous clinical stage compound CB-500,929, or ecallantide, in March 2010.

We expect research and development expenses to increase in 2011 as compared to 2010. The increase in expense is expected to be driven by continued investment for the development activities of our pipeline compounds, particularly clinical activities related to the development of CXA-201, costs for process development and the manufacture of material for use in current and future CXA-201 clinical trials, and a development milestone payment anticipated to be made under our agreement with Astellas.

Contingent Consideration Expense

Contingent consideration expense was $1.1 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. This expense represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009. The change in fair value for the three months ended March 31, 2011, relates to the time value of money.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved. Contingent consideration expense may significantly increase in 2011 as a result of the anticipated progress in the clinical development of CXA-201 described in the “Overview” section of this MD&A, which would increase the fair value of the contingent consideration liability. Potential milestone payments in 2011 total $70.0 million.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2011, was $40.2 million, as compared to $34.6 million for the three months ended March 31, 2010, an increase of $5.6 million, or 16%. The increase is primarily due to increases of (i) $2.0 million in employee-related expenses due to an increase in headcount; (ii) $2.1 million in legal expenses primarily related to the patent infringement litigation with Teva and its affiliates; and (iii) $1.4 million in marketing and promotional program expenses.

We expect selling, general and administrative expense to increase in 2011 as compared to 2010, primarily due to an increase in salaries, benefits and employee-related expenses resulting from a full year of expenses from headcount hired during 2010 and additional headcount hired in early 2011. In addition, under health care reform, each individual pharmaceutical manufacturer will pay a prorated share of the industry’s overall tax requirement of $2.5 billion in 2011, which is set to increase in ensuing years based on the dollar value of its sales to certain federal programs identified in the law. Cubist has estimated its annual share of the tax to be approximately $1.2 million in 2011, which will be recognized within selling, general and administrative expense ratably throughout the year.

Other Income (Expense), net

The following table sets forth other income (expense), net for the periods presented:

	Three Months Ended March 31,
	2011	2010	% Change
	(in millions)
Interest income	$0.8	$1.3	-39%
Interest expense	(8.0)	(5.4)	48%
Other income (expense)	0.4	(1.2)	131%
Total other income (expense), net	$(6.8)	$(5.3)	28%

Interest Income

Interest income for the three months ended March 31, 2011, was $0.8 million as compared to $1.3 million for the three months ended March 31, 2010, a decrease of $0.5 million, or 39%. The decrease in interest income is primarily due to lower interest rates on our cash, cash equivalents and investments during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Interest Expense

Interest expense for the three months ended March 31, 2011, was $8.0 million as compared to $5.4 million for the three months ended March 31, 2010, an increase of $2.6 million, or 48%. The increase in interest expense is due to the issuance of $450.0 million aggregate principal amount of our 2.50% convertible senior notes due in November 2017, or 2.50% Notes, in October 2010. The table below summarizes our interest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Contractual interest coupon payment	$3.4	$1.7
Amortization of debt discount	4.5	3.5
Amortization of the liability component of debt issuance costs	0.5	0.2
Capitalized interest	(0.4)	—
Total interest expense	$8.0	$5.4

We expect interest expense to increase in 2011, as compared to 2010, due to the increase in the principal amount and aggregate interest rate of our outstanding convertible debt resulting from the issuance of the 2.50% Notes. See Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Other Income (Expense)

Other income (expense) was $0.4 million of income for the three months ended March 31, 2011, as compared to $1.2 million of expense for the three months ended March 31, 2010. The $1.6 million increase in other income relates to a decrease in foreign currency assets held and a strengthening of the Euro against the U.S. dollar during the three months ended March 31, 2011, as compared to a weakening of the Euro against the U.S. dollar during the three months ended March 31, 2010.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in millions, except percentages)
Effective tax rate	39.7%	36.2%
Provision for income taxes	$14.9	$11.6

The effective tax rates of 39.7% and 36.2% for the three months ended March 31, 2011 and 2010, respectively, differ from the U.S. federal statutory income tax rate of 35.0% primarily due to state income taxes, net of state tax credits, and the impact of non-deductible contingent consideration expense. The effective tax rate for the three months ended March 31, 2010, also includes a discrete benefit for state research and development and investment tax credits of approximately 3.0%.

We expect to fully utilize all tax credit carryforwards in 2011, and therefore, with the exception of certain state tax benefits, all tax benefits related to stock-based compensation deductions will have resulted in a reduction in current taxes. Accordingly, we have recorded a benefit of $7.9 million to additional paid-in capital related to these tax benefits, during the three months ended March 31, 2011. In addition, we have $5.9 million of federal alternative minimum tax credits that can be carried forward indefinitely to offset future regular income tax liabilities. These credits are expected to be fully utilized in 2011.

Our effective tax rate may significantly increase in 2011 as a result of the clinical development of CXA-201 described in the “Overview” section of this MD&A, which would result in certain milestone payments to the former stockholders of Calixa and require us to recognize the related contingent consideration expense in 2011, which is largely not deductible for tax purposes.

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

•                  equity and debt financings; and

•                  interest earned on invested capital.

As of March 31, 2011, we had an accumulated deficit of $114.7 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN; for the development of our other drug candidates, particularly CXA-201; for investments in other product opportunities; for our business development activities; to enforce our intellectual property rights; for construction and other expenses related to the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts; and for funding of the necessary increased capacity at the manufacturing facility of our CUBICIN API supplier. Our total cash, cash equivalents and investments at March 31, 2011, was $915.8 million as compared to $909.9 million at December 31, 2010. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses; debt obligations of $559.2 million, which include the issuance of $450.0 million of our 2.50% Notes in October 2010; and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets were to be constrained at the time we require funding.

Operating Activities

Net cash flows provided by (used in) operating activities are as follows:

	Three Months Ended March 31,
	2011	2010	% Change
	(in millions)
Net income	$22.6	$20.4	11%
Non-cash adjustments, net	16.7	23.5	-29%
Change in working capital	(28.8)	(50.9)	-43%
Net cash provided by (used in) operating activities	$10.5	$(7.0)	251%

Net cash provided by operating activities for the three months ended March 31, 2011, was $10.5 million, as compared to net cash used in operating activities of $7.0 million for the three months ended March 31, 2010, an increase of $17.5 million. This increase in net cash provided by operating activities was impacted by a $2.2 million increase in net income primarily as a result of increased sales of CUBICIN in the U.S. and a $22.0 million increase in working capital, which is primarily related to a $15.8 million reduction of prepaid income taxes during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Prepaid income taxes of $17.0 million at March 31, 2010, related to a reduction of income taxes payable as a result of the excess tax benefit of stock-based awards. The increase in net cash provided by operating activities for the three months ended March 31, 2011, was partially offset by a decrease of $6.7 million in non-cash adjustments primarily related to decreases in deferred income taxes.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 and 2010, was $61.3 million and $26.4 million, respectively. Net cash used in investing activities for the three months ended March 31, 2011, primarily consisted of the purchase of $299.3 million of investments, partially offset by proceeds of $251.7 million from our investments, as well as $13.7 million of purchases of property and equipment primarily related to costs incurred for the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts. We estimate that total capital expenditures for 2011 will be in the range of $40.0 million to $50.0 million, primarily driven by facility and leasehold improvements, including the work to expand our facility at 65 Hayden Avenue in Lexington, Massachusetts. Net cash used in investing activities for the three months ended March 31, 2010, primarily consisted of the purchase of $180.6 million of investments, partially offset by proceeds of $156.4 million from our investments, as well as $2.3 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010, was $10.7 million and $19.9 million, respectively. Net cash provided by financing activities for both the three months ended March 31, 2011 and 2010, included $2.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan. In addition, cash provided by financing activities includes excess tax benefits from stock-based awards of $7.9 million and $17.0 million for the three months ended March 31, 2011 and 2010, respectively.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of March 31, 2011 or December 31, 2010.

Repurchases of Common Stock or 2.50% Notes and 2.25% Notes Outstanding

From time to time, our Board of Directors, or Board, may authorize us to repurchase shares of our common stock, our outstanding 2.25% convertible subordinated notes, or 2.25% Notes, and/or our 2.50% Notes in privately negotiated transactions, or publicly announced programs. If and when our Board should determine to authorize any such action, it would be on terms and under market conditions that the Board determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources.

Commitments and Contingencies

Legal Proceedings

On April 4, 2011, we entered into a Settlement Agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The Settlement Agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. See Note L., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information.

We retained the services of Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, to represent us in the litigation with Teva and its affiliates. We entered into a fee arrangement with WilmerHale under which we paid WilmerHale a fixed monthly fee over the course of the litigation with a potential additional payment that could be due to WilmerHale based on the ultimate outcome of the lawsuit. We accrued amounts due to WilmerHale based on our best estimate of the fees that we expected to incur as services were provided. In accordance with accounting guidance for contingencies, we accrued an additional $1.4 million in the three months ended March 31, 2011, for the additional payment that became due to WilmerHale as a result of the Settlement Agreement, as the liability was deemed probable and the amounts were reasonably estimable at March 31, 2011.

Business Agreements

Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. Additional information regarding our business agreements can be found in Note C., “Business Agreements,” in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contingent Consideration

If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former stockholders. In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on our condensed consolidated balance sheets at fair value. We may be required to make up to $290.0 million of undiscounted payments to the former stockholders of Calixa. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor, was $87.6 million and $86.5 million as of March 31, 2011 and December 31, 2010, respectively. The increase of $1.1 million in the fair value of the contingent consideration liability was recognized as contingent consideration expense during the three months ended March 31, 2011, and relates to the time value of money. As of March 31, 2011, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note C., “Fair Value,” in the accompanying notes to the condensed consolidated financial statements for additional information.

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

Revenue Recognition

Other revenues

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011. Our existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

Milestones

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Milestone payments are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (iii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iv) the milestone relates solely to past performance; and (v) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Upon achievement of any future regulatory and sales milestones, as stipulated under the applicable agreements with our licensing partners, we will evaluate each milestone as of the arrangement date to determine whether the milestones are substantive and could be recognized as revenue in their entirety during the period of achievement. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments.

In March 2007, we entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, MSD Japan. We may receive up to $6.0 million and $32.5 million in additional payments upon Merck achieving certain regulatory and sales milestones, respectively.

In December 2006, we entered into a license agreement with AstraZeneca AB for the development and commercialization of CUBICIN in China and certain other countries in Asia (excluding Japan, Taiwan and Korea), the Middle East and Africa not yet covered by previously-existing CUBICIN international partnering agreements. We may receive payments of up to $4.5 million and $14.0 million upon AstraZeneca AB achieving certain regulatory and sales milestones, respectively.

In October 2003, we signed a license agreement and a manufacturing and supply agreement with Chiron Healthcare Ireland Ltd., or Chiron, for the development and commercialization of CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. After the acquisition of Chiron by Novartis in 2006, the license agreement and manufacturing and supply agreement were assigned to a subsidiary of Novartis. Under the license agreement, we may receive from Novartis’ subsidiary additional cash payments of up to $25.0 million upon Novartis achieving certain sales milestones.

Except as noted above, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 23, 2011, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 Form 10-K. For more information on our critical accounting policies and estimates, refer to our 2010 Form 10-K.

Recent Accounting Standards

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2010. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our 2010 Form 10-K.

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.3 million on our fixed-rate investments. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

As of March 31, 2011, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $118.1 million and $489.6 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease approximately $1.3 million and $7.6 million, respectively, at March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

                We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in the our internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On April 4, 2011, we entered into a Settlement Agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the complaint in the U.S. District Court for the District of Delaware on March 23, 2009, alleging infringement of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, and U.S. Patent No. RE39,071 which expires on June 15, 2016. The patent infringement lawsuit was initiated in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The Settlement Agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the Settlement Agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the Orange Book, as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. The license may extend after September 24, 2019, if CUBICIN receives pediatric exclusivity or if other Cubist patents would cover Teva’s generic version of daptomycin for injection. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party.

The Settlement Agreement also provides that, for the period that our license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from us. We are required to use commercially reasonable efforts to satisfy Teva’s requirements.  The supply terms, which are an exhibit to the Settlement Agreement, provide that we will receive payments from Teva for product supplied by us reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva’s sales of daptomycin supplied by us.  The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to our trademarks. In addition, under the supply terms, Teva may instead supply and sell its generic daptomycin for injection product due to specified Cubist supply failures or if the arrangement is terminated due to a party’s uncured breach or bankruptcy.

The Settlement Agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the Settlement Agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The Settlement Agreement is subject to the review of the FTC and the DOJ. These governmental authorities could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva.

We retained the services of WilmerHale to represent us in the litigation with Teva and its affiliates. We entered into a fee arrangement with WilmerHale under which we paid WilmerHale a fixed monthly fee over the course of the litigation with a potential additional payment that could be due to WilmerHale based on the ultimate outcome of the lawsuit. We accrued amounts due to WilmerHale based on our best estimate of the fees that we expected to incur as services were provided. In accordance with accounting guidance for contingencies, we accrued an additional $1.4 million in the three months ended March 31, 2011, for the additional payment that became due to WilmerHale as a result of the Settlement Agreement, as the liability was deemed probable and the amounts were reasonably estimable at March 31, 2011. From time to time we are party to other legal proceedings in the course of our business. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

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

For the foreseeable future, our ability to generate revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon our settlement with Teva and its affiliates withstanding any challenges by the FTC, the DOJ, or a competitor, customer or other third party, and upon CUBICIN’s continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN is approved in the U.S. as a treatment for cSSSI and S. aureus bloodstream infections (bacteremia), including those with RIE, caused by methicillin-susceptible and methicillin-resistant isolates.

We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S., particularly as the market into which CUBICIN is sold has shown no growth recently, and economic problems persist, leading to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals. CUBICIN also faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies, including an inexpensive generic product in vancomycin and two recently approved drugs, one which was launched commercially in January 2011 by Forest Laboratories, Inc., or Forest. CUBICIN will likely in the future compete with other drugs that are currently in late-stage clinical development.

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

•                  the ability to maintain or increase the opportunities for our sales force to provide clinical information to those physicians who treat patients for whom CUBICIN would be appropriate, particularly in the face of increasing restrictions on sales professionals’ access to physicians;

•                  the ability to maintain and enforce U.S. and foreign patent protection for CUBICIN;

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

•                  whether the FTC, DOJ or a third party is able to successfully challenge our Settlement Agreement with Teva and its affiliates;

•                  the impact on physician’s perception and use of CUBICIN as a result of recently-published guidelines for the treatment of MRSA infections by the Infectious Diseases Society of America;

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

•                  the level and scope of rebates, discounts, excise taxes and other payments that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the 340B/PHS drug pricing program;

•                  future legislative and policy changes in the U.S. and other jurisdictions where CUBICIN is sold, including any additional health care reform, or changes to the existing health care reform legislation, price controls or taxes on pharmaceutical sales;

•                  maintaining the level of fees and discounts payable to distributors and wholesalers who distribute CUBICIN at the same or similar levels; and

•                  the cost containment efforts of hospitals, particularly with respect to CUBICIN, which often represents the top antibiotic expense for hospital pharmacies and is a significant cost to them.

We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, would impact our ability to effectively sell and market CUBICIN and, subject to its approval by the FDA, co-promote DIFICID.

As of March 31, 2011, CUBICIN had been approved or received an import license in over 72 countries outside of the U.S. and is being marketed by our international partners in 48 of these countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN or our drug candidates and research technologies.

CUBICIN Patents/Teva Litigation Settlement.  The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our international licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is dependent primarily upon one product, which in our case is CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed. On April 4, 2011, we entered into a Settlement Agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The Settlement Agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the Settlement Agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. This license may extend after September 24, 2019, if CUBICIN receives pediatric exclusivity or if other Cubist patents would cover Teva’s generic version of daptomycin for injection.  Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party. If the license to Teva becomes effective or terminates earlier than we anticipate, our business and results of operations could be materially impacted. The Settlement Agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the Settlement Agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. If the Settlement Agreement terminates earlier than we anticipate, our business and results of operations could be materially impacted.

In addition, the Settlement Agreement is subject to the review of the FTC and the DOJ. These governmental authorities could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva. While we believe our settlement is lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

General Proprietary Rights.  Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges or our partners or collaborators doing the same for partnerships or collaborations under which we rely on our partner’s or collaborator’s proprietary rights, such as for DIFICID.

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

•                  third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and

•                  the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners’ patent applications may result in patents with narrower coverage than we desire.

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

We are completely dependent on third parties to manufacture CUBICIN and other products that we are promoting and developing.

CUBICIN.  We do not have the capability to manufacture our own CUBICIN API or CUBICIN finished drug product. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes in the U.S. and for our international partners. ACSD is our sole provider of our commercial supply of CUBICIN API. Our CUBICIN API must be stored in a temperature controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API in addition to what is stored at ACSD at the Integrated Commercialization Solutions, Inc., or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD is currently in the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase the production capacity. We are assisting in the planning and execution of this project and sharing in the costs. Any significant delays in this project may result in our inability to achieve supply of CUBICIN API in adequate quantities to meet demand, which could have a material adverse effect on our results of operations and financial condition. In addition, any significant additional costs of this project could have a material adverse effect on our results of operations and financial condition.

We contract with both Hospira Worldwide, Inc., or Hospira, and Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our use in the U.S. and our partners’ use in other markets.

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

Other Products.  Under our agreement with Optimer for DIFICID, we do not have the capability to manufacture and supply DIFICID ourselves. Any interruption in supply of DIFICID would likely cause us to fail to generate the revenues that we expect from our co-promotion of DIFICID. In addition, if the third-party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

Reliance on third-party suppliers also entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance, and some aspects of product release. Our third-party suppliers may not be able to comply with current GMP requirements in the U.S. or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, suspension of manufacture, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others, Zyvox®, marketed by Pfizer, Inc., or Pfizer, Synercid®, marketed by King Pharmaceuticals, Inc., and Tygacil®, marketed by Wyeth, a wholly-owned subsidiary of Pfizer. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. CUBICIN also faces competition in the U.S. from VIBATIV® (telavancin), which was approved by the FDA in September 2009 as a treatment for cSSSI and is co-marketed in the U.S. by Astellas US and Theravance, Inc., and Teflaro®, (ceftaroline fosamil), which is being commercialized by Forest. Teflaro is a broad-spectrum bactericidal cephalosporin with activity against both Gram-positive and Gram-negative microorganisms, which was approved by the FDA in October 2010 for the treatment of community-acquired bacterial pneumonia, including cases caused by Streptococcus pneumoniae bacteremia, and acute bacterial skin and skin structure infection, or ABSSSI (the term the FDA is currently using for cSSSI), including cases caused by MRSA. Forest launched Teflaro in the U.S. in January 2011.

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

In addition, our Settlement Agreement with Teva and its affiliates grants Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. As a result, CUBICIN is expected to face competition in the U.S. from generic versions of CUBICIN marketed by Teva under the terms of the Settlement Agreement.

If approved, DIFICID will face competition in the U.S. from commercially available drugs such as Vancocin®, marketed by ViroPharma Incorporated, as well as Flagyl® (metronidazole), marketed by Pfizer and Sanofi-Aventis and which is also available in an inexpensive generic form. DIFICID also will likely face competition in the future from drug candidates currently in clinical development for C. difficile.

Any inability on our part to compete with current or subsequently introduced drug products would have a material adverse impact on our results of operations.

We need to manage our growth and the increased breadth of our activities effectively and the ways that we have chosen, or may choose, to manage this growth may expose us to additional risk.

We have expanded the scope of our business significantly in recent years, having added DIFICID as a product that we expect to co-promote in the near future, acquired and in-licensed several drug candidates and having progressed pre-clinical and multiple clinical stage drug candidates. We are still progressing some of these candidates and also have terminated development of some, and our activity in this area has been taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

As we advance our drug candidates through development, the size and scope of the clinical trials we conduct increase significantly, including increases in the number of patients, clinical sites and number of countries where the trials will be implemented. Additionally, these trials also have risks associated with the increasing complexity with regards to trial design related to generating data relevant to the clinical setting in various countries, but at the same time align with the guidance of various regulatory bodies that will permit the approval of our drugs in those countries. The latter has associated risks since clinical practices vary in the global setting and there is a lack of harmonization between the guidance provided by various regulatory bodies of different countries.   At a trial implementation level, we accommodate some of this increased global clinical development activity through increased utilization of vendors, such as our increasing use of contract research organizations, or CROs, and central laboratories to help manage operational aspects of our clinical trials, rather than addressing capacity demands through internal growth. As a result, many key operational aspects of our clinical trial process, which is integral to our business, have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical trials fail to perform the clinical trials in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials, or we may be unable to rely in the future on the clinical data generated. These clinical investigators and CROs may not carry out their contractual duties or obligations, they may fail to meet expected deadlines, or the quality or accuracy of the clinical data they obtain may be compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons. If these, or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

In addition, we are currently engaged in construction to expand the laboratory space at our headquarters in Lexington, Massachusetts. If we are unable to expand according to our projected timeline, we may not be able to sufficiently grow our research and development organization and this could have a material adverse impact on our business.

In general, we may not select the optimal balance between growing internally and increasing our use of outside vendors. On the one hand, too much relative internal growth could end up costing us more in recruiting, hiring and infrastructure expansion, such as our expanded laboratory space and could lead to underutilized employees and space if we do not grow our business as much or as quickly as expected. On the other hand, too much relative use of vendors could end up costing us more in negotiating and administering contracts and in vendor fees, and the ensuing relationships give us less control over projects that are important to our business and could result in disputes with the vendors if the relationships do not progress as one or the other of us anticipated.

Our long-term strategy is dependent upon our ability to attract and retain highly qualified personnel.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical and sales personnel. In order to induce valuable employees to remain at Cubist, we provide competitive compensation packages, including stock options and restricted stock units, or RSUs, that vest over time. In the future, we expect to continue providing competitive compensation packages, including stock options, RSUs or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We also have provided retention letters to our executive officers and certain other key employees. Despite our efforts to retain valuable employees, members of our management, scientific, medical and sales teams, including some senior members, have in the past and may in the future terminate their employment with us. The failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results.

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

If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates and achieve approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. For example, in 2010, we decided to stop development of two product candidates, ecallantide and CB-182,804, based on our review of clinical trial results. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we currently are developing would generate revenues for several years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, this could have a material adverse effect on our long term business, operating results and financial condition and our ability to create long-term shareholder value may be limited.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions, such as our acquisition of Calixa in December 2009. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceed the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on synergies between the acquiror and acquiree.  If we are unable to realize such synergies, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets were to be constrained at the time we require funding. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target or result in the accounting effect of the acquisition being different than what we had anticipated. We also may have to adjust certain aspects of the accounting for acquisitions, such as goodwill, in-process research and development, or IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

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

In 2006, the FDA refused to accept successfully completed non-inferiority studies as the basis of approval for certain antibiotic indications (such as acute sinusitis or acute otitis media). In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. The draft guidance did not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. In November 2008, an FDA Anti-Infective Drugs Advisory Committee, or AIDAC, concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if certain abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. The AIDAC discussed but did not reach consensus about whether the non-inferiority margin should be justified by the type of cSSSI infection or applied to cSSSI as a group. Based on recent FDA draft guidance, the FDA appears to agree with the AIDAC’s position that non-inferiority trials are acceptable for cSSSI indications. In August 2010, the FDA issued draft guidance on drug development for ABSSSI (the term the FDA is currently using for cSSSI), in which the agency confirmed that non-inferiority trials are acceptable to support serious skin infection indications, but did not specify what non-inferiority margin should be used. On October 29, 2010, the FDA approved Teflaro for treatment of ABSSSI based on a pre-specified non-inferiority margin of 10% against standard therapy in the product’s Phase 3 clinical studies. Although this approval may provide some indication of the FDA’s approach, the lack of clear guidance from the FDA concerning the appropriate non-inferiority margin and, more particularly, to which study end point this should be applied, continues to leave uncertainties about the standards for approval of antibiotics in the U.S. In November 2010, the FDA also issued a final guidance on the use of non-inferiority trials to support the approval of antibacterial drugs. Although this guidance provides no further information on the acceptable range of non-inferiority margins, the FDA suggests that, in light of the final guidance, companies should re-evaluate non-inferiority study protocols previously reviewed. In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia) and is currently considering updating its guidance for cIAI and cUTI. Once finalized, such guidance may require us to conduct our anticipated Phase 3 trials of CXA-201 in a manner and size different from our currently-planned designs or to change our trial design during a trial, which could delay and increase the cost of our development of CXA-201. If these standards are not clarified in the near future, we will be required to make certain assumptions based on draft guidelines in the design of our anticipated Phase 3 trials for CXA-201. If final guidelines are not ultimately adopted or our assumptions prove to be incorrect, our trials could be significantly delayed and our development costs could significantly increase, as we may have to change trial designs or conduct additional Phase 3 studies to obtain approval. As a result, we may be significantly delayed or prevented from commercializing CXA-201 or our other antibiotic product candidates, which would likely have a material adverse effect on our business.

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

The factors described above could increase our development costs or delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we are developing or may seek to develop, such as CXA-201 and CB-183,315. This would likely have a material adverse effect on our business and results of operations.

Any consequences that the evolving FDA approach has for CUBICIN or any new antibiotic product candidates that we are developing may also be reflected in the approach adopted towards these products by the competent authorities in other countries.

We have collaborative and other similar types of relationships that expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck subsidiary, to develop and commercialize CUBICIN outside the U.S., we have a collaboration with Optimer to co-promote DIFICID in the U.S., and we have collaborations with respect to certain of our pre-clinical candidates. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

In order for existing and future collaborations to be successful, we need to be able to work successfully with our collaborators or their successors. If not, these arrangements likely would be unsuccessful and/or terminate early. In addition, factors external to our collaborations, such as patent coverage, regulatory developments or market dynamics can impact each collaboration.

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

•                  Optimer may not provide the level of support that it is required to provide under our agreement with respect to DIFICID or may not support our promotion of DIFICID to the degree that we would like, leading us to receive lower than expected revenues from this collaboration;

•                  we may be dependent upon other collaborators to manufacture and supply drug product to us, as we are with Optimer for DIFICID, in order to develop or commercialize the drug product that is the subject of the collaboration, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

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

•                  contractual rights of our collaborators to terminate our agreements in certain situations;

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

We have been profitable for nineteen consecutive quarters before considering the retrospective application, on January 1, 2009, of the provisions of accounting guidance for debt with conversion and other options. Despite our recent sustained profitability, we may incur future operating losses as a result of planned increased spending on the development of our drug candidates or investments in product opportunities. In particular, as we progress our current pipeline of product candidates, our spending on clinical trials and the contingent consideration due to former stockholders of Calixa is expected to increase significantly. The maximum contingent consideration owed to former stockholders of Calixa is $290.0 million as of March 31, 2011. If our revenues from CUBICIN decline or do not continue to grow at their present rate, we may fail to maintain our profitability, and the market price of our common stock may decline. Our common stock price also may decline even if we continue to be profitable but our profitability declines or fails to grow at a rate expected by investors in our stock.

We may require additional funds, and we do not know if additional funds would be available to us at all, or on terms that we find acceptable, particularly given the strain in the financial and credit markets.

In October 2010, we closed the issuance of $450.0 million aggregate principal amount of the 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of the 2.25% Notes. Despite the net proceeds that we realized from the offering of the 2.50% Notes, after the expenses and fees of the offering and repurchase of the 2.25% Notes, we may be required to seek additional funds in the future due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased or redeemed earlier, the remaining $109.2 million aggregate principal amount of the 2.25% Notes will become due in June 2013 and the $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our stockholders or us, particularly if the credit and financial markets were to be constrained at the time we require funding.

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

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include the risks set forth elsewhere in this “Risk Factors” section and the following:

•                  if third parties file ANDAs with the FDA seeking to market generic versions of our products prior to the earlier of expiration of relevant patents owned or licensed by us or the date Teva is allowed to launch a generic version of CUBICIN under our Settlement Agreement with Teva and its affiliates, we may need to defend our patents, including by filing lawsuits alleging patent infringement, as we did in the Teva litigation that we recently settled;

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

An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this “Risk Factors” section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, our stock price may decline. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources.

Revenues generated by products we currently commercialize or may commercialize in the future depend on reimbursement from third-party payors.

In both domestic and foreign markets, sales of CUBICIN and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN, related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or provide an insufficient level of coverage and reimbursement, CUBICIN may be too costly for general use, and physicians may prescribe it less frequently. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as managed care organizations, or MCOs, are likely to have an effect on the successful commercialization of, and our ability to attract collaborative partners to invest in the development of our product candidates.

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

•                  The Medicare Part B payment rate to physicians and hospital outpatient departments for CUBICIN is set on a quarterly basis based upon the average sales price, or ASP, for a previous quarter. Significant downward fluctuations in such reimbursement rate could negatively affect revenues from CUBICIN both in the Medicare market and in the private insurance market since private payors are increasingly using ASP for determining their payments for drugs. While hospital outpatient rates can change through regulatory or legislative action, the Medicare Part B payment methodology for physicians, which is ASP plus six percent, can only change through legislation.

•                  A portion of CUBICIN administered in outpatient settings is subject to reimbursement under the federal Medicare Part D prescription drug program. Health care reform requires a number of changes to this program that will largely eliminate the patient coverage gap, which is sometimes referred to as the “doughnut hole,” over a number of years beginning in 2011. One element of health care reform requires, as a condition of coverage of a drug under Part D, beginning in 2011, that pharmaceutical manufacturers, such as Cubist, provide a 50% discount for prescriptions filled of their brand-name drugs, which cause a patient’s insurance coverage to fall within the doughnut hole.

•                  Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid under a fee-for-service benefit. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current average manufacturer price, or AMP, and best price for CUBICIN to the Centers for Medicare and Medicaid Services, or CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within three years of when such data originally were due, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Health care reform altered the Medicaid rebate amount formula in a manner that increased our rebate liability starting in 2010 by increasing the applicable rebate percentage for most innovator drugs to 23.1%, which will negatively impact CUBICIN revenues and revenues from other products that we may sell in the future. Upon enactment, health care reform also expanded the universe of Medicaid utilization subject to rebates to include utilization that occurs under a capitated benefit structure, which also may reduce our revenues. In addition, health care reform provides additional conditions, to be phased in between 2010 and 2014, under which individuals may qualify for the Medicaid program and its drug benefit; these changes could increase the number of individuals eligible for the Medicaid drug benefit. Expanded Medicaid eligibility could impact CUBICIN sales, as well as the portion of those sales that are subject to Medicaid rebates, and thus our revenues. Health care reform also provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. CMS’ current plans for implementation of this requirement may also provide for the public availability of pharmacy acquisition cost data. The public availability of all this data could impact CUBICIN sales. Health care reform and additional legislation passed in August 2010 also changes the definition of AMP effective October 2010, which, although it has not yet impacted our Medicaid rebate liability, may impact our Medicaid rebate liability in the future and, as a result, impact our revenues. The magnitude of these various Medicaid-related impacts will be difficult to project with accuracy. The key reasons for this uncertainty are that (i) the size and health-related demographics of expanded Medicaid populations will not be specifically known and (ii) a significant amount of key information must be provided by the 51 participating Medicaid entities (the 50 states plus the District of Columbia). The timing and completeness of this information could be inconsistent due to budgetary challenges and a lack of centralized guidelines and directives on many of the new, detailed administrative processes.

•                  The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/ PHS drug pricing program extends discounts on outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, or PHS, as well as hospitals that serve a disproportionate share of Medicaid and low income Medicare beneficiaries. The required discount is calculated based on the reported AMP and Medicaid rebate amount for CUBICIN. The revisions to the Medicaid rebate formula and AMP definition enacted by health care reform could cause this required discount to increase. Health care reform extended the discounts to new types of entities in 2010. In addition, health care reform requires, beginning in 2014, substantial reductions to the special federal Medicare funding that hospitals with disproportionate share status receive; this reduced funding and the anticipation of it could cause such hospitals to re-evaluate their purchases of branded pharmaceuticals, including CUBICIN.

•                  We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or VHCA, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, or DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B, and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or “Non-FAMP”, for the prior fiscal year.  In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

•                  We may incur additional rebate liabilities related to the TRICARE Retail Prescription program, or TRRx, agreement we entered into with the DoD, which manages the TRRx program for military dependents. This program requires participating pharmaceutical manufacturers operating through TRRx retail pharmacy channels to extend volume rebates to TRRx members. We have not incurred, nor do we expect to incur significant liabilities related to TRRx volume rebates in the future.

•                  Health care reform requires pharmaceutical manufacturers, such as Cubist, to pay a new annual excise tax to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the industry’s overall tax requirement of $2.5 billion in 2011 (and set to increase in ensuing years) based on the dollar value of its sales to certain federal programs identified in the law. Cubist has determined its estimated annual share of the tax, which is based on its sales to these programs and on similar sales by all other pharmaceutical companies. Our 2011 estimated annual share of the excise tax is expected to be approximately $1.2 million.

•                  “Bundled” payment to hospitals, physicians, and other providers, under which payment for all products and services for an episode of care are combined in a capitated arrangement, has been selectively adopted by government payors. In addition, health care reform includes specific provisions to fund pilot projects involving bundled Medicare and Medicaid payments. Such reimbursement methodologies could impact the way providers evaluate CUBICIN and other brand name drugs for purchase.

•                  The increasing tendency of competent authorities to impose on physicians and pharmacists obligatory substitution of generics as opposed to innovative products such as CUBICIN.

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

In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesaler price. An increasing number of payors are instead adopting reimbursement based on new measures, such as ASP, AMP and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover CUBICIN and the willingness of providers to purchase it.

Third-party payors, including the U.S. government, are increasingly challenging the prices charged for and the cost-effectiveness of medical products, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and other countries and the concurrent growth of organizations such as MCOs, as well as the implementation of health care reform, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Finally, outside the U.S., certain countries, including some countries in the EU, set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by our collaborators in those countries. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Major proposed or actual price reductions for branded pharmaceuticals occurred during 2010 in Germany, Italy, Spain, France, and Greece. Greece imposed the most severe measures, with price cuts in excess of 20% for many drugs and the implementation of permanent government oversight of future price changes. Further, a number of EU countries use drug prices from other EU members as “reference prices” to help determine pricing in their own countries. Consequently, a downward trend in drug prices for some countries could contribute to similar occurrences elsewhere.

In another international trend, various countries also are investigating completely new drug reimbursement methodologies, under which prices would be set largely on the basis of assumptions on a drug’s pharmaco-economic value. For example, in 2010 the UK announced that, by 2014, it will begin determining reimbursement rates for new drug products based in large part on an assessment of the overall value of each drug’s benefits. The impact on CUBICIN reimbursement, incremental resources needed to manage submissions in such a regulatory environment, and the potential for other countries adopting similar approaches are difficult to predict at this time.

Our business and industry is highly regulated and scrutinized, and our long-term strategy and success is dependent upon compliance with applicable regulations and maintaining our business integrity.

Research and Development.  Our drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our drug candidates will demonstrate the quality, safety and efficacy necessary to obtain marketing approvals. In addition, drug candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials, which are required for marketing approval.

Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an Investigational New Drug application, or IND, to the FDA or a similar document to competent health authorities outside the U.S. The FDA and other countries’ authorities will allow us to begin clinical trials under an IND only if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we did not have the requisite data to file for an IND and proceed with clinical trials, and this likely will happen again in the future.

Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g., Institutional Review Boards and/or Independent Ethics Committees, or IECs, associated with the institutions where the studies are conducted. There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

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

•                  the difficulties and complexity of testing our drug candidates in clinical trials with pediatric patients as subjects, particularly with respect to CUBICIN, for which we are pursuing a regulatory filing to gain an additional six months of exclusivity based on safety and efficacy in children, for which additional clinical trials will be required;

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

•                  the failure of our clinical investigational sites, and related facilities and the records kept at such sites, and clinical trial data to be in compliance with the FDA’s Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, European Medicines Agency, or EU Member State inspections of clinical trials—such failure at even one site in a multi-site clinical trial can impact the results or success of the entire trial;

•                  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or the IECs associated with the institutions where we wish to conduct the trials on a trial design that we are able to execute;

•                  the FDA or the competent national authorities of EU Member States, IECs or a Data Safety Monitoring Committee for a trial placing a trial on “clinical hold,” temporarily or permanently stopping a trial, or requesting modifications of a trial for a variety of reasons, principally for safety concerns;

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

Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards or standards developed by regulatory agencies in countries other than the U.S. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and even could affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN. Moreover, recent events, including complications experienced by patients taking FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress or foreign legislatures and increased caution by the FDA and comparable foreign regulatory authorities in reviewing applications for approval of new drugs. In summary, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a drug candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA’s or any foreign regulatory authority’s response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Our commercialization of an approved drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. Under legislation enacted in 2007, the FDA may determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. Therefore, we may seek to conduct clinical studies for a drug in a manner that we think will increase the chances of commercial success or design trials in such a way, for example by increasing the trial size, that we believe will reduce the chances of unfavorable information in the drug’s label or a REMS. This approach may make clinical development of our drug candidates more expensive, and possibly increase our risk of failure. Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and a study of CUBICIN with and without gentamicin combination therapy in the treatment of RIE caused by S. aureus. Our business could be seriously harmed if we either do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA requires us to change related sections of the marketing label for CUBICIN or imposes monetary fines on us.

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

Other U.S. state and federal laws and regulations and similar provisions in other countries also may affect our ability to manufacture, market and ship our product and may be difficult or costly for us to comply with. These include state or federal U.S. legislation, or legislation in other countries, that in the future could require us or the third parties that we utilize to manufacture and supply our marketed products and product candidates to maintain an electronic pedigree or other similar tracking requirements on our marketed products or product candidates. If any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the new laws.

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

Compliance/Fraud and Abuse.  We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. There appears to be a heightened risk of such investigations in the current environment, as evidenced by recent enforcement activity and pronouncements by the Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the use of a legal doctrine that could impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Other countries also have developed an array of legislative and regulatory provisions to combat fraud and abuse. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Optimer will co-promote DIFICID along with us and, except for our co-promotion rights and our joint rights to review and approve promotional and medical affairs materials, is responsible for all aspects of the commercialization of DIFICID, including pricing, distribution and contracting, and will maintain a compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against Optimer with respect to the commercialization of DIFICID could have a significant impact on our ability to successfully co-promote DIFICID and could subject us to investigation or other government actions.

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

•                  foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues and other obligations incident to doing business in another country;

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

Environmental, Safety and Climate Control.  Our research, development and manufacturing efforts, and those of third parties that research, develop and manufacture our products and product candidates on our behalf or in collaboration with us, involve the controlled use of hazardous materials, including chemicals, viruses, bacteria and various radioactive compounds and are therefore subject to numerous U.S. and international environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition, we, and our collaborators and third-party manufacturers also may become subject to laws and regulations related to climate change, including the impact of global warming. The costs of compliance with environmental and safety laws and regulations are significant, and the costs of complying with climate change laws also could be significant. Any violations, even if inadvertent or accidental, of current or future environmental, safety or climate change laws or regulations could subject us to substantial fines, penalties or environmental remediation costs, or cause us to lose permits or other authorizations to operate affected facilities, any of which could adversely affect our operations.

Employment and Human Resources.  The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid and are subject to evolving interpretations by regulatory and judicial authorities. The failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our operations. For example, a 2010 decision by the U.S. Court of Appeals for the Second Circuit, In re Novartis Wage & Hour Litigation, in a split from an earlier decision from the U.S. Court of Appeals for the Third Circuit, held that pharmaceutical sales representatives were non-exempt employees under the Fair Labor Standards Act. The Second Circuit’s decision may trigger additional litigation against pharmaceutical companies, including us. An adverse result in any such litigation could result in significant damages to us and could therefore have a material adverse effect on our business and results of operations.

Credit and financial market conditions may exacerbate certain risks affecting our business.

Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other health care providers. As a result of current global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, earnings and cash flow. In addition, we rely upon third parties for many aspects of our business, including our collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations and manufacturers, and third-party suppliers. Because of the tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

The way that we account for our operational and business activities is based on estimates and assumptions that may differ from actual results, and new accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, including product rebates, chargeback and return accruals; inventories; clinical research costs; investments; property and equipment; other intangible assets; income taxes; accounting for stock-based compensation and business combinations, including contingent consideration and impairment of goodwill and IPR&D. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates as a result of unexpected conditions or events occurring which cause us to have to reassess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

The Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our financial statements and other public disclosures constantly are considering and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by the FASB, the SEC and other bodies may have the effect of requiring us to make changes in our accounting policies, including how we account for revenues and/or expenses, which could have a material adverse impact on our financial results.

We could incur substantial costs resulting from product liability claims relating to our pharmaceutical products.

The nature of our business exposes us to potential liability inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the amounts that we desire for a price we are willing to pay. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in sufficient amounts, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of defending any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings also may absorb significant management time.

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

•                  whether additional third parties file ANDAs with the FDA seeking to market generic versions of  our products prior to expiration of relevant patents owned or licensed by us and the results of any litigation that we file to defend and/or assert our patents against such third parties;

•                  liabilities in excess of amounts that we have accrued or reserved on our balance sheet;

•                  third-party reports of our sales figures or revenues;

•                  changes in the market, medical need or demand for CUBICIN, including as a result of the CUBICIN-related risk factors described in this “Risk Factors” section;

•                  the level of the medical community’s acceptance and use of DIFICID, assuming it is approved by the FDA;

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

In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Several aspects of our corporate governance may discourage a third party from attempting to acquire us.

Several factors might discourage an attempt to acquire us that could be viewed as beneficial to our stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•                  as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•                  our Board has the authority to issue, without a vote or action of stockholders, up to 5,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of our common stock;

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

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

*10.1

Amendment No. 4, dated January 1, 2011, to Processing Services Agreement between Oso BioPharmaceuticals Manufacturing, LLC (successor-in-interest to Cardinal Health PTS, LLC) and Cubist, dated August 11, 2004.

10.2	STIP Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on February 22, 2011, File No. 000-21379).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

April 29, 2011
By:	/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)