Form 10-Q
period 2011-06-30
CUBIST PHARMACEUTICALS INC
filed 2011-07-29
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 21, 2011: 61,103,401.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2011

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$370,422	$372,969
Short-term investments	640,583	516,842
Accounts receivable, net	70,014	61,197
Inventory	23,538	23,824
Deferred tax assets, net	12,822	16,609
Prepaid expenses and other current assets	45,783	24,802
Total current assets	1,163,162	1,016,243
Property and equipment, net	100,861	82,434
In-process research and development	194,000	194,000
Goodwill	61,459	61,459
Other intangible assets, net	12,577	13,845
Long-term investments	—	20,101
Other assets	29,927	27,075
Total assets	$1,561,986	$1,415,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,947	$23,484
Accrued liabilities	96,412	93,527
Short-term deferred revenue	6,662	2,642
Short-term contingent consideration	97,602	30,991
Total current liabilities	225,623	150,644
Long-term deferred revenue	21,028	20,581
Long-term deferred tax liabilities, net	78,310	82,833
Long-term contingent consideration	71,809	55,506
Long-term debt, net	444,854	435,800
Other long-term liabilities	6,814	6,370
Total liabilities	848,438	751,734
Commitments and contingencies (Notes C, F, K and L)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 60,960,010 and 59,344,957 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	61	59
Additional paid-in capital	848,913	800,618
Accumulated other comprehensive (loss) income	(71)	71
Accumulated deficit	(135,355)	(137,325)
Total stockholders’ equity	713,548	663,423
Total liabilities and stockholders’ equity	$1,561,986	$1,415,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
U.S. product revenues, net	$168,575	$154,991	$322,291	$290,258
International product revenues	7,747	6,612	16,047	12,974
Service revenues	—	6,500	—	8,500
Other revenues	516	435	1,031	870
Total revenues, net	176,838	168,538	339,369	312,602

Costs and expenses:
Cost of product revenues	38,976	36,419	75,553	68,178
Research and development	41,871	40,147	82,287	79,029
Contingent consideration	81,816	1,187	82,914	2,695
Selling, general and administrative	38,341	37,049	78,505	71,632
Total costs and expenses	201,004	114,802	319,259	221,534

Operating (loss) income	(24,166)	53,736	20,110	91,068

Other income (expense):
Interest income	631	1,317	1,404	2,587
Interest expense	(7,754)	(5,459)	(15,707)	(10,845)
Other income (expense)	162	(1,250)	535	(2,443)
Total other income (expense), net	(6,961)	(5,392)	(13,768)	(10,701)
(Loss) income before income taxes	(31,127)	48,344	6,342	80,367
(Benefit) provision for income taxes	(10,512)	20,229	4,372	31,820
Net (loss) income	$(20,615)	$28,115	$1,970	$48,547

Basic net (loss) income per common share	$(0.34)	$0.48	$0.03	$0.83
Diluted net (loss) income per common share	$(0.34)	$0.45	$0.03	$0.80

Shares used in calculating:
Basic net (loss) income per common share	60,517,553	58,670,728	59,991,068	58,404,418
Diluted net (loss) income per common share	60,517,553	69,302,106	61,828,807	69,075,371

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,970	$48,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,046	5,577
Amortization and accretion of investments	3,590	2,892
Amortization of debt discount and debt issuance costs	9,968	7,470
Deferred income taxes	(736)	22,108
Foreign exchange (gain) loss	(511)	2,862
Stock-based compensation	8,494	7,911
Contingent consideration	82,914	2,695
Charge for company 401(k) common stock match	2,091	1,932
Changes in assets and liabilities:
Accounts receivable	(8,817)	(3,929)
Inventory	306	(1,571)
Prepaid expenses and other current assets	(20,981)	(18,711)
Other assets	(3,761)	(2,385)
Accounts payable and accrued liabilities	6,770	(4,713)
Deferred revenue and other long-term liabilities	4,911	(156)
Total adjustments	90,284	21,982
Net cash provided by operating activities	92,254	70,529
Cash flows from investing activities:
Purchases of property and equipment	(25,747)	(6,450)
Purchases of investments	(682,580)	(252,545)
Proceeds from investments	575,203	179,585
Net cash used in investing activities	(133,124)	(79,410)
Cash flows from financing activities:
Payment of contingent consideration	—	(20,000)
Issuance of common stock, net	25,794	9,708
Excess tax benefit on stock-based awards	12,018	18,903
Net cash provided by financing activities	37,812	8,611
Net decrease in cash and cash equivalents	(3,058)	(270)
Effect of changes in foreign exchange rates on cash balances	511	(495)
Cash and cash equivalents at beginning of period	372,969	157,316
Cash and cash equivalents at end of period	$370,422	$156,551

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

Fair Value Measurements

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts. Investments are considered available-for-sale as of June 30, 2011 and December 31, 2010, and are carried at fair value. In connection with its acquisition of Calixa Therapeutics Inc., or Calixa, in December 2009, the Company recorded contingent consideration relating to potential amounts payable to Calixa’s former stockholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration is recognized at its estimated fair value.

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

Investments

Short-term investments include bank deposits, corporate and municipal notes, United States, or U.S., treasury securities and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities. See Note B., “Investments,” for additional information.

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

Cubist’s accounts receivable at June 30, 2011 and December 31, 2010, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, as well as from Cubist’s international partners for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and six months ended June 30, 2011 and 2010, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2010.

	Percentage of Total Accounts Receivable, Net as of
	June 30,	December 31,
	2011	2010
AmerisourceBergen Drug Corporation	25%	26%
Cardinal Health, Inc.	22%	24%
McKesson Corporation	19%	19%

	Percentage of Total Net Revenues for the Three Months Ended June 30,		Percentage of Total Net Revenues for the Six Months Ended June 30,
	2011	2010	2011	2010
AmerisourceBergen Drug Corporation	23%	25%	24%	26%
Cardinal Health, Inc.	22%	21%	22%	22%
McKesson Corporation	17%	17%	18%	17%

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

On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $99.2 million, as adjusted, in cash and contingent consideration with an estimated fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. Calixa’s lead compound, CXA-201, is an intravenously administered combination of a novel anti-pseudomonal cephalosporin, CXA-101, and the beta-lactamase inhibitor tazobactam. The transaction was accounted for as a business combination using the acquisition method. Accordingly, the fair value of the purchase price, as adjusted, was allocated to the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed, with the remaining purchase price recorded as goodwill. Of the identifiable assets acquired, $194.0 million are IPR&D assets relating to CXA-201. The fair value of the IPR&D acquired was determined using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of CXA-201. CXA-201 as a potential treatment for pneumonia had an estimated fair value of $174.0 million and CXA-201 as a potential treatment for complicated urinary tract infections, or cUTI, and complicated intra-abdominal infections, or cIAI, had an estimated fair value of $20.0 million as of the acquisition date. Cubist did not record any impairment charges related to the IPR&D during the three and six months ended June 30, 2011 and 2010.

Revenue Recognition

Cubist’s principal sources of revenue are: (i) sales of CUBICIN in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist’s international distribution partners; and (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations.

U.S. Product Revenues, net

All U.S. product revenues are recognized upon delivery. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government-sponsored programs or other contractual agreements. Reserves for Medicaid rebates and Medicare Part D coverage gap rebates are included in accrued liabilities and were $10.5 million at June 30, 2011. Reserves for Medicaid rebates included in accrued liabilities were $6.3 million at December 31, 2010. The increase in the reserve at June 30, 2011, is a result of delayed billing for Medicaid claims by state authorities. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $7.0 million and $6.0 million at June 30, 2011 and December 31, 2010, respectively.

In the three and six months ended June 30, 2011, provisions for sales returns, chargebacks, Medicaid rebates, Medicare Part D coverage gap rebates, wholesaler management fees and discounts that were offset against gross U.S. product revenues totaled $24.3 million and $45.1 million, respectively. In the three and six months ended June 30, 2010, provisions for sales returns, chargebacks, Medicaid rebates, wholesaler management fees and discounts that were offset against gross U.S. product revenues totaled $17.2 million and $28.8 million, respectively. The increase in the amount of the provisions that were offset against gross U.S. product revenues is primarily due to increases in pricing discounts, chargebacks and Medicaid reserves due to the 6.9% price increases in April 2010 and January 2011, and an increase in the number of vials sold of CUBICIN in the U.S. In addition, contractual rebates increased as a result of U.S. health care reform legislation enacted in March 2010, which increased the Medicaid rebate rate from 15.1% to 23.1%, the number of individuals eligible to participate in the Medicaid program and the amount of additional discounts to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap.

International Product Revenues

Cubist sells its product to international CUBICIN distribution partners based upon a transfer price arrangement that is generally established annually. Once Cubist’s distribution partner sells the product to a third party, Cubist may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid on such product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. Cubist recognizes the additional revenue upon receipt of royalty statements from its distribution partners.

Service Revenues

From July 2008 through June 2010, Cubist promoted and provided other support for MERREM® I.V. in the U.S. under a commercial services agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010. Service revenues relating to MERREM I.V. for the three and six months ended June 30, 2010, were $6.5 million and $8.5 million, respectively.

On April 5, 2011, the Company entered into a co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICIDTM in the U.S. DIFICID was approved by the U.S. Food and Drug Administration, or FDA, in May 2011 for the treatment of Clostridium difficile-associated diarrhea. Under the terms of the co-promotion agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In addition, Optimer will be responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID. The initial term of the co-promotion agreement is two years from the date of first commercial sale of DIFICID in the U.S. Optimer paid the Company a quarterly fee of $3.8 million in June 2011, which was recorded by the Company as short-term deferred revenue in the condensed consolidated balance sheet. The payment will be recognized as service revenue ratably over the service period commencing with the commercial launch of DIFICID in July 2011. Cubist is also eligible to receive: (a) an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed-upon annual sales targets are achieved; and (b) a portion of Optimer’s gross profits derived from net sales above the specified annual targets, if any. The co-promotion agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms. Each of Optimer and Cubist may terminate the co-promotion agreement prior to expiration upon the uncured material breach of the co-promotion agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the U.S. are below specified levels, subject to certain limitations. Optimer may terminate the co-promotion agreement, subject to certain limitations, if (i) Optimer withdraws DIFICID from the market in the U.S., (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Cubist undertakes certain restructuring activities with respect to its sales force. Cubist may terminate the co-promotion agreement, subject to certain limitations, if (i) the first commercial sale of DIFICID in the U.S. does not occur within one year from the effective date of the co-promotion agreement, (ii) Optimer experiences certain supply failures in relation to the demand for DIFICID in the U.S., (iii) Optimer is acquired by certain types of entities, including competitors of Cubist, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Optimer fails to comply with applicable laws in performing its obligations.

Other Revenues

Other revenues include revenues related to upfront license payments, license fees and milestone payments received through Cubist’s license, collaboration and commercialization agreements. The Company analyzes its multiple-deliverable arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

License Revenues

On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. The Company did not enter into or materially modify any multiple-element arrangements during the three and six months ended June 30, 2011. Cubist’s existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

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

In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, MSD Japan. On July 1, 2011, Merck received regulatory approval of CUBICIN in Japan, which triggered a $6.0 million milestone payment to Cubist. Cubist may receive up to $32.5 million in additional payments upon Merck achieving certain sales milestones. See Note M., “Subsequent Events,” for additional information.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share has been computed by dividing diluted net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.25% convertible subordinated notes, or 2.25% Notes, and 2.50% convertible senior notes, or 2.50% Notes, the exercise of stock options, and the vesting of restricted stock units, or RSUs, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income, basic	$(20,615)	$28,115	$1,970	$48,547
Effect of dilutive securities:
Interest on 2.25% Notes, net of tax	—	987	—	1,993
Debt issuance costs related to 2.25% Notes, net of tax	—	132	—	265
Debt discount amortization related to 2.25% Notes, net of tax	—	2,075	—	4,146
Net (loss) income, diluted	$(20,615)	$31,309	$1,970	$54,951

Shares used in calculating basic net (loss) income per common share	60,517,553	58,670,728	59,991,068	58,404,418
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	—	881,948	1,837,739	921,523
2.25% Notes convertible into shares of common stock	—	9,749,430	—	9,749,430
Shares used in calculating diluted net (loss) income per common share	60,517,553	69,302,106	61,828,807	69,075,371

Net (loss) income per share, basic	$(0.34)	$0.48	$0.03	$0.83
Net (loss) income per share, diluted	$(0.34)	$0.45	$0.03	$0.80

Potential common shares excluded from the calculation of diluted net income (loss) per share, as their inclusion would have been antidilutive, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Options to purchase shares of common stock and RSUs	1,215,120	4,803,331	2,137,434	3,848,509
2.25% Notes convertible into shares of common stock	3,549,377	—	3,549,377	—
2.50% Notes convertible into shares of common stock	15,424,155	—	15,424,155	—

Comprehensive Income (Loss)

During the three and six months ended June 30, 2011 and 2010, comprehensive income (loss) included the Company’s net income (loss) as well as increases in unrealized losses on the Company’s available-for-sale securities.

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net (loss) income	$(20,615)	$28,115	$1,970	$48,547
Increase in unrealized loss on auction rate securities	—	(1,688)	—	(237)
Other unrealized investment losses	(159)	(270)	(142)	(38)
Total comprehensive (loss) income	$(20,774)	$26,157	$1,828	$48,272

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of June 30, 2011, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. Cubist had two nonrecognizable subsequent events related to the completion of its purchase of the building and land at 45 and 55 Hayden Avenue in Lexington, Massachusetts, or 45-55 Hayden, and notification from Merck of regulatory approval of CUBICIN in Japan, both of which occurred after June 30, 2011. See Note M., “Subsequent Events,” for additional information.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, the company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of its contingent consideration liability.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at June 30, 2011:
Bank deposits	$80,000	$—	$—	$80,000
U.S. treasury securities	105,893	87	(3)	105,977
Federal agencies	40,894	2	(2)	40,894
Corporate and municipal notes	343,801	31	(174)	343,658
Total	$570,588	$120	$(179)	$570,529

Balance at December 31, 2010:
Bank deposits	$10,000	$—	$—	$10,000
U.S. treasury securities	110,513	106	(6)	110,613
Federal agencies	47,149	7	(2)	47,154
Corporate notes	339,200	162	(186)	339,176
Total	$506,862	$275	$(194)	$506,943

The following table contains information regarding the range of contractual maturities of the Company’s short-term and long-term investments (in thousands):

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$570,588	$570,529	$486,819	$486,842
1-2 years	—	—	20,043	20,101
	$570,588	$570,529	$506,862	$506,943

Certain bank deposits and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. See Note A., “Basis of Presentation and Accounting Policies,” and Note C., “Fair Value Measurements,” for additional information.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, are classified in the table below into one of the three categories described above:

	June 30, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$218,131	$—	$218,131
U.S. treasury securities	106,887	—	—	106,887
Federal agencies	40,895	—	—	40,895
Corporate and municipal notes	—	445,416	—	445,416
Total assets	$147,782	$663,547	$—	$811,329
Liabilities
Contingent consideration	$—	$—	$169,411	$169,411
Total liabilities	$—	$—	$169,411	$169,411

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$156,253	$—	$156,253
U.S. treasury securities	150,111	—	—	150,111
Federal agencies	47,154	—	—	47,154
Corporate notes	—	391,027	—	391,027
Total assets	$197,265	$547,280	$—	$744,545
Liabilities
Contingent consideration	$—	$—	$86,497	$86,497
Total liabilities	$—	$—	$86,497	$86,497

Marketable Securities

The Company classifies its bank deposits and corporate and municipal notes as Level 2 under the fair value hierarchy. These assets have been valued by a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources. The fair value hierarchy level is determined by asset class based on the lowest level of significant input.

Level 3 Roll-forward

The table below provides a reconciliation of fair value for which the Company used Level 3 inputs:

Contingent Consideration
(in thousands)
Balance at December 31, 2010	$(86,497)
Contingent consideration expense	(82,914)
Balance at June 30, 2011	$(169,411)

Contingent Consideration

Contingent consideration relates to potential amounts payable by the Company to the former stockholders of Calixa upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201 in connection with the Company’s acquisition of Calixa. As of June 30, 2011 and December 31, 2010, the fair value of the contingent consideration liability was estimated to be $169.4 million and $86.5 million, respectively, and was determined based on a probability-weighted income approach. This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials, obtaining regulatory approval, the commercial success of the product and the period in which these milestones are achieved, as well as a discount rate of 5.25%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained.

In June 2011, the Company received positive top-line results from its recently completed Phase 2 clinical trial of CXA-201 as a potential treatment for cIAI. This multicenter, double-blind, randomized study compared the safety and efficacy of CXA-201 and metronidazole to an active comparator in patients with cIAI. First patient enrollment in Phase 3 clinical trials for cUTI and cIAI will trigger payment of two milestones totaling $70.0 million, which Cubist is expecting to pay to Calixa’s former stockholders in the second half of 2011. The Company recorded approximately $81.8 million and $82.9 million in contingent consideration expense within the condensed consolidated statements of income for the three and six months ended June 30, 2011, respectively. The increase in the fair value of the contingent consideration liability and resulting contingent consideration expense is primarily due to an increase in the probability of achieving the milestones discussed above to approximately 100% and an increase in the probabilities of success for subsequent associated milestones, used in estimating fair value, as a result of the positive data from the Phase 2 clinical trial for cIAI. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for hospital- and ventilator-associated pneumonia in 2012 and the value of the associated milestone were increased.

Contingent consideration expense may change significantly as development of CXA-201 progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability. These assumptions require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. Such changes could materially impact the Company’s results of operations in future periods. In addition, any contingent consideration payments made in the future are largely not deductible for tax purposes.

In addition to the milestone payments Cubist may be required to make to the former stockholders of Calixa, Cubist has an obligation to make milestone payments to Astellas Pharma, Inc., or Astellas, under the Astellas license agreement, as amended, in which the Company has exclusive rights to manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. Pursuant to the agreement, the Company expects to make a $4.0 million development milestone payment to Astellas in the second half of 2011 as a result of first patient enrollment in a Phase 3 clinical trial of CXA-201 in either cUTI or cIAI indications. Remaining milestone payments could total up to $40.0 million if certain specified development and sales events are achieved. The remaining potential development and sales milestone payments to Astellas are not considered a contingent consideration liability and will instead be expensed as incurred to research and development and cost of product revenues, respectively. In addition, if products covered by this license are successfully developed and commercialized in the territories, Cubist will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances.

D.        PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	June 30,	December 31,
	2011	2010
	(in thousands)
Building	$60,349	$59,924
Leasehold improvements	17,765	17,672
Laboratory equipment	28,780	26,943
Furniture and fixtures	2,504	2,472
Computer hardware and software	20,488	20,009
Construction-in-progress	31,955	11,662
	161,841	138,682
Less: accumulated depreciation	(60,980)	(56,248)
Property and equipment, net	$100,861	$82,434

Depreciation expense was $2.3 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $4.8 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively. Property and equipment additions during the three and six months ended June 30, 2011, primarily related to construction-in-progress for the continued expansion of the Company’s principal headquarters and research laboratory and related facilities at 65 Hayden Avenue in Lexington, Massachusetts. In July 2011, the Company completed the purchase of the building and land at 45-55 Hayden. See Note M., “Subsequent Events,” for additional information.

E.              GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s goodwill balance remained unchanged as of June 30, 2011, as compared to December 31, 2010. As of June 30, 2011, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s only reporting unit. See Note J., “Segment Information,” for additional information.

Other intangible assets, net consisted of the following at:

		June 30,	December 31,
		2011	2010
		(in thousands)
Patents		$2,627	$2,627
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangible assets		5,388	5,388
		39,015	39,015
Less:	accumulated amortization — patents	(2,338)	(2,307)
	accumulated amortization — manufacturing rights	(2,500)	(2,500)
	accumulated amortization — acquired technology rights	(16,212)	(14,983)
	accumulated amortization — intellectual property	(5,388)	(5,380)
Intangible assets, net		$12,577	$13,845

Amortization expense was $0.6 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. The estimated aggregate amortization of intangible assets as of June 30, 2011, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2011	$1,253
2012	2,521
2013	2,521
2014	2,521
2015	2,521
2016 and thereafter	1,240
$12,577

F.              DEBT

Debt is comprised of the following amounts at:

	June 30,	December 31,
	2011	2010
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(102,565)	(108,899)
Net carrying amount of the liability component of the 2.50% Notes	347,435	341,101

Total 2.25% Notes outstanding at the end of the period	109,218	109,218
Unamortized discount	(11,799)	(14,519)
Net carrying amount of the liability component of the 2.25% Notes	97,419	94,699

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$444,854	$435,800

2.50% Notes

In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2.50% Notes due November 2017, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option, to the note holders that made the conversion request. Interest is payable to the note holders on each May 1st and November 1st, beginning May 1, 2011.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.50% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of the 2.50% Notes was recognized as a debt discount and is amortized to the condensed consolidated statements of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.50% Notes, resulting in an amortization period ending November 1, 2017. As of June 30, 2011, the “if-converted value” exceeded the principal amount of the 2.50% Notes by $105.1 million.

The net carrying value of the equity component of the 2.50% Notes as of both June 30, 2011 and December 31, 2010, was $66.4 million. The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the 2.50% Notes. For the three and six months ended June 30, 2011, the effective interest rate on the liability component of the 2.50% Notes was 7.0%. The fair value of the $450.0 million aggregate principal amount of the outstanding 2.50% Notes was estimated to be $631.6 million as of June 30, 2011, and was determined using quoted market rates.

2.25% Notes

In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of its 2.25% Notes due June 2013. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of 2.25% Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Interest is payable on each June 15th and December 15th. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest if the closing price of Cubist’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the date one day prior to the day the Company gives a notice of redemption is greater than 150% of the conversion price on the date of such notice. In February 2008, Cubist repurchased $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases, which were funded out of the Company’s working capital, reduced Cubist’s fully-diluted shares of common stock by approximately 1,624,905 shares.

In October 2010, the Company used a portion of the net proceeds from the issuance of the 2.50% Notes to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of the 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt plus accrued interest and transaction fees. These repurchases reduced Cubist’s fully-diluted shares of common stock by approximately 6,200,053 shares. The remaining shares attributable to the 2.25% Notes could potentially dilute the Company’s shares of common stock outstanding if converted.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.25% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component was recognized as a debt discount and is amortized to the condensed consolidated statements of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. As of June 30, 2011, the “if-converted value” exceeded the principal amount of the 2.25% Notes by $18.5 million.

The net carrying value of the equity component of the 2.25% Notes as of June 30, 2011 and December 31, 2010, was $42.5 million. The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. For the three and six months ended June 30, 2011 and 2010, the effective interest rate on the liability component of the 2.25% Notes was approximately 8.4%. The fair value of the $109.2 million aggregate principal amount of the outstanding 2.25% Notes was estimated to be $138.6 million as of June 30, 2011, and was determined using quoted market rates.

The table below summarizes the interest expense the Company incurred on its 2.50% Notes and 2.25% Notes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Contractual interest coupon payment	$3,436	$1,687	$6,863	$3,375
Amortization of discount on debt	4,569	3,547	9,054	7,020
Amortization of the liability component of the debt issuance costs	457	225	914	450
Capitalized interest	(708)	—	(1,124)	—
Total interest expense	$7,754	$5,459	$15,707	$10,845

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, Cubist may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. Any amounts borrowed under the facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of June 30, 2011 or December 31, 2010.

G.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2011	2010
	(in thousands)
Accrued royalty	$48,900	$49,212
Accrued Medicaid and Medicare rebates	10,459	6,279
Accrued benefit costs	7,905	4,499
Accrued bonus	6,605	10,187
Accrued clinical trials	4,617	4,338
Accrued incentive compensation	2,653	3,687
Accrued interest	1,965	2,153
Other accrued costs	13,308	13,172
Accrued liabilities	$96,412	$93,527

H.            INVENTORY

Inventories consisted of the following at:

	June 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$7,458	$7,692
Work in process	11,003	7,056
Finished goods	5,077	9,076
Inventory	$23,538	$23,824

I.                 EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$48	$186	$94	$264
Research and development	1,474	1,386	2,800	2,474
Selling, general and administrative	3,107	2,564	5,600	5,173
Total stock-based compensation	4,629	4,136	8,494	7,911
Income tax effect	(1,565)	(1,716)	(5,852)	(3,236)
Stock-based compensation included in net (loss) income	$3,064	$2,420	$2,642	$4,675

General Option Information

A summary of option activity for the six months ended June 30, 2011, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,319,258	$19.40
Granted	1,726,150	$33.76
Exercised	(1,358,741)	$18.18
Canceled	(254,491)	$25.60
Outstanding at June 30, 2011	9,432,176	$22.03

Vested and exercisable at June 30, 2011	5,590,775	$19.02

Weighted average grant-date fair value of options granted during the period		$12.41

RSU Information

A summary of RSU activity for the six months ended June 30, 2011, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	411,322	$19.86
Granted	366,904	$34.80
Vested	(110,856)	$19.58
Forfeited	(14,455)	$18.88
Nonvested at June 30, 2011	652,915	$28.32

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

K.            INCOME TAXES

The following table summarizes the Company’s effective tax rates and income tax provisions for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Effective tax rate	33.8%	41.6%	68.9%	39.5%
(Benefit) provision for income taxes	$(10,512)	$20,229	$4,372	$31,820

The effective tax rates of 33.8% and 68.9% for the three and six months ended June 30, 2011, respectively, differ from the U.S. federal statutory income tax rate of 35.0% primarily due to the impact of non-deductible contingent consideration expense and state income taxes, net of state tax credits and federal research tax credits. The lower effective tax rate for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is the result of a tax benefit recorded in the period. The tax benefit is due to the net loss recorded during the three months ended June 30, 2011, as a result of contingent consideration expense of $81.8 million. The increase in the effective tax rate for the six months ended June 30, 2011, is primarily due to the impact of non-deductible contingent consideration expense that resulted in an increase in the tax rate of approximately 25.9%.

Certain stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. Although these additional tax benefits, or “windfalls”, are reflected in the net operating loss, or NOL, carryforwards in tax returns, pursuant to the guidance for accounting for stock-based compensation, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. In addition, the Company’s accounting policy is to treat windfall benefits as the last tax attributes utilized. Therefore, deferred tax assets at December 31, 2010, do not reflect approximately $8.1 million of federal and state tax benefits related to stock compensation deductions on the basis that these excess tax benefits did not result in a decrease in the Company’s tax liability as of December 31, 2010. The amount represents an excess tax benefit and is recorded as a credit to equity as the benefits result in a reduction of current taxes.

The Company expects to fully utilize all tax credit carryforwards in 2011, and therefore, with the exception of certain state tax benefits, all tax benefits related to stock-based compensation deductions will have resulted in a reduction in current taxes.  Accordingly, the Company has recorded a benefit of $7.9 million to additional paid-in capital related to these tax benefits during the six months ended June 30, 2011. The Company also recognized a tax benefit related to current year excess tax benefits in connection with stock-based compensation deductions of $4.1 million. In addition, the Company has $6.0 million of federal alternative minimum tax credits that can be carried forward indefinitely to offset future regular income tax liabilities. These credits are expected to be fully utilized in 2011.

The Company has been assessing the impact of certain state tax filing positions on its reported state income tax liabilities and tax attribute carryforwards. During the first quarter of 2011, in connection with this assessment, the Company decided to file amended state income tax returns for the years ended December 31, 2008 and 2009, and to file its 2010 state income tax returns using the same filing positions as the amended 2008 and 2009 returns. The decision to file these returns resulted in an increase in the amount of uncertain tax positions of approximately $11.0 million for state tax purposes by increasing the amount of state attribute carryforwards. This increase is also attributable to a decrease in the overall deferred tax liabilities due to a decrease in the blended state tax rate.

L. LEGAL PROCEEDINGS

On April 4, 2011, Cubist entered into a settlement and license agreement, or settlement agreement, with Teva Parenteral Medicines Inc., or Teva, and its affiliates to resolve its patent infringement litigation with respect to CUBICIN. The Company originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to the Company by Teva that it had submitted an Abbreviated New Drug application to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both Cubist and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, Cubist granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if the Company’s daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license Cubist granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from Cubist, or if there are no longer any unexpired patents listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, as applying to the Company’s New Drug Application, or NDA, covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that Cubist has the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. This license may extend after September 24, 2019, if CUBICIN receives pediatric exclusivity or if other Cubist patents would cover Teva’s generic version of daptomycin for injection. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party.

The settlement agreement also provides that, for the period that the Company’s license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from Cubist. Cubist is required to use commercially reasonable efforts to satisfy Teva’s requirements. The supply terms provide that Cubist will receive payments from Teva for product supplied by the Company reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva’s sales of daptomycin supplied by Cubist. The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to Cubist’s trademarks. In addition, under the supply terms, Teva may instead supply on its own or from a third party and sell its generic daptomycin for injection product in the event of certain specified Cubist supply failures or if the arrangement is terminated due to Cubist’s uncured breach or bankruptcy.

The settlement agreement will remain in effect until the expiration of the term of the license granted by Cubist to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to Cubist under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by Cubist to Teva.  Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The U.S. Federal Trade Commission or the U.S. Department of Justice could seek to challenge Cubist’s settlement with Teva, or a competitor, customer or other third party could initiate a private action under antitrust or other laws challenging its settlement with Teva.

M.          SUBSEQUENT EVENTS

Acquisition of Building and Land

On June 17, 2011, the Company entered into an agreement of purchase and sale, or P&S, pursuant to which Cubist agreed to acquire from The Realty Associates Fund VI, L.P., or RA Fund, the building and land located at 45-55 Hayden. The acquisition closed on July 11, 2011. This property, which consists of land and approximately 190,000 square feet of primarily office space, are adjacent to the building and land that Cubist owns at 65 Hayden Avenue in Lexington, Massachusetts. Prior to the acquisition, Cubist leased approximately 178,000 square feet of space in the 45-55 Hayden building from RA Fund. Pursuant to the P&S, Cubist made deposits of $1.0 million upon entering into the P&S and paid RA Fund the remaining $51.5 million, after adjustments, in July 2011 upon closing the acquisition. The Company is currently assessing the accounting impact of the purchase, which will be recorded in the third quarter of 2011.

CUBICIN Approval in Japan

On July 1, 2011, the Company received notification from Merck of regulatory approval of CUBICIN in Japan. As a result, Merck is obligated to pay Cubist $6.0 million related to the achievement of the milestone in the third quarter of 2011, pursuant to the terms of the license agreement. The Company expects to recognize approximately $1.9 million of the milestone payment as other revenues within the condensed consolidated income statement for the three months ended September 30, 2011. The remainder of the milestone payment will be recognized as deferred revenue and will be amortized to other revenues within the condensed consolidated income statement over the performance period ending January 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•                  our expectations regarding the commercialization and manufacturing of CUBICIN® (daptomycin for injection), including our expectations with respect to the ability of our single source provider of CUBICIN active pharmaceutical ingredient, or API, to obtain regulatory approval of the recently completed expansion of its manufacturing facility to meet anticipated CUBICIN demand;

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

•                  our expectations regarding advancing clinical development, filing for approval and the commercialization of CXA-201 for its currently planned indications of complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, and hospital- and ventilator-associated pneumonia, or HAP and VAP, respectively, our characterization of results received to date, including receipt of positive top-line results from our recently completed Phase 2 clinical trial of CXA-201 as a potential treatment for cIAI, and our estimates of potential future milestone payments to the former stockholders of Calixa Therapeutics Inc., or Calixa, based on such advancement of CXA-201;

•                  our expectations regarding the commercial launch of DIFICIDTM;

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

•                  the ability of our CUBICIN API manufacturer to receive required regulatory approvals of the expansion of its manufacturing facility for CUBICIN API  on a timely basis in order to meet anticipated future demand for CUBICIN;

•                  our ability to work successfully with Optimer Pharmaceuticals, Inc., or Optimer, with respect to promoting and supporting DIFICID in the U.S. and similar market and competitive factors with respect to DIFICID in the U.S. as those described above with respect to CUBICIN;

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

•                  the impact of the results of ongoing or future trials for drug candidates that we currently are developing, including CXA-201 and CB-183,315, or may develop in the future, including the impact of unanticipated safety or efficacy data from such trials;

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

•                  our ability to successfully integrate the operations of any business that we may acquire and the potential impact of any future acquisition on our financial results;

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

•                  unexpected delays or expenses related to our pipeline programs or ongoing capital projects, including the expansion of our laboratories and related space at our 65 Hayden Avenue, Lexington, Massachusetts, facility; and

•                  a variety of risks common to our industry, including ongoing regulatory review, public and investment community perception of the biopharmaceutical industry, statutory or regulatory changes including with respect to federal and state taxation, and our ability to attract and retain talented employees.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, of our product pipeline and of our performance during the three and six months ended June 30, 2011.

•                  Results of Operations: This section provides a review of our results of operations for the three and six months ended June 30, 2011 and 2010, respectively.

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

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. CUBICIN is, and our current drug product candidates are expected to be, used in the U.S. approximately equally in hospitals and other acute care settings, including home infusion and outpatient clinics. Outside of the U.S., where outpatient infusion is a less established practice, use of CUBICIN is primarily in the hospital setting.

We had a total of $1.0 billion in cash, cash equivalents and investments as of June 30, 2011, as compared to $909.9 million in cash, cash equivalents and investments as of December 31, 2010. As of June 30, 2011, we had an accumulated deficit of $135.4 million.

During the three months ended June 30, 2011, we incurred a net loss of $20.6 million primarily as a result of recognizing $81.8 million of contingent consideration expense related to increasing the fair value of our contingent consideration liability. See the “Results of Operations” and “Commitments and Contingencies” sections of this MD&A for additional information. Our net income (loss) and net income (loss) per share for the three and six months ended June 30, 2011 and 2010, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Net (loss) income	$(20.6)	$28.1	$2.0	$48.5
Basic net (loss) income per common share	$(0.34)	$0.48	$0.03	$0.83
Diluted net (loss) income per common share	$(0.34)	$0.45	$0.03	$0.80

CUBICIN. We currently derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003. We commercialize CUBICIN on our own in the U.S. and have established distribution agreements with other companies for commercialization of CUBICIN in countries outside the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against certain Gram-positive organisms, including MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. CUBICIN has received similar approvals in other parts of the world as well and is now marketed in a total of 49 countries globally.

Our net product revenues from worldwide product sales of CUBICIN for the three and six months ended June 30, 2011, were $176.3 million and $338.4 million, respectively, as compared to $161.6 million and $303.3 million for the three and six months ended June 30, 2010, respectively. We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into a large market, and price increases we and our international partners may implement. There are a number of events, trends and uncertainties that are impacting or may impact our revenues from CUBICIN and the growth of such revenues. The more significant of these events, trends and uncertainties are described below, and these, and certain other risks and uncertainties applicable to CUBICIN, are set forth in Item 1A., “Risk Factors,” of this report:

•                  our ability to obtain, maintain and enforce U.S. and foreign patent protection for CUBICIN;

•                  price increases that we have implemented for CUBICIN, the lack of overall growth in the market for CUBICIN, and the evolving profile of competitors;

•                  persisting economic problems, which have led to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals;

•                  the ability of the supplier of our CUBICIN API to secure regulatory approvals for the recently completed expansion of the facility at which it manufactures CUBICIN API on a timely basis and our ability to otherwise secure sufficient quantities of CUBICIN API and drug product to meet demand;

•                  changes in private and governmental reimbursement levels for CUBICIN; and

•                  higher discounts, rebate levels, branded drug fees and other payments for sales under federal government programs due to health care reform or other government initiatives.

On April 4, 2011, we entered into a settlement and license agreement, or settlement agreement, with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an Abbreviated New Drug application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, as applying to our New Drug Application, or NDA, covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. This license may extend after September 24, 2019, if CUBICIN receives pediatric exclusivity or if other Cubist patents would cover Teva’s generic version of daptomycin for injection.  Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party.

The settlement agreement also provides that, for the period that our license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from us. We are required to use commercially reasonable efforts to satisfy Teva’s requirements. The supply terms provide that we will receive payments from Teva for product supplied by us reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva’s sales of daptomycin supplied by us. The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to our trademarks.  In addition, under the supply terms, Teva may instead supply on its own or from a third party and sell its generic daptomycin for injection product in the event of specified Cubist supply failures or if the arrangement is terminated due to Cubist’s uncured breach or bankruptcy.

The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The FTC or the DOJ could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva.

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

DIFICID. On April 5, 2011, we entered into a co-promotion agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. DIFICID was approved by the FDA in May 2011 for the treatment of Clostridium difficile-associated diarrhea, or CDAD. Under the terms of the co-promotion agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. Under the terms of the co-promotion agreement, Optimer will be responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID. The initial term of the co-promotion agreement is two years from the date of first commercial sale of DIFICID in the U.S. Optimer paid us a quarterly fee of $3.8 million in June 2011, which we recorded as short-term deferred revenue in the condensed consolidated balance sheet. The payment will be recognized as service revenue ratably over the service period commencing with the commercial launch of DIFICID in July 2011. Cubist is also eligible to receive: (a) an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed-upon annual sales targets are achieved; and (b) a portion of Optimer’s gross profits derived from net sales above the specified annual targets, if any. The co-promotion agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms. Each of Optimer and Cubist may terminate the co-promotion agreement prior to expiration upon the uncured material breach of the co-promotion agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the U.S. are below specified levels, subject to certain limitations. Optimer may terminate the co-promotion agreement, subject to certain limitations, if (i) Optimer withdraws DIFICID from the market in the U.S., (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Cubist undertakes certain restructuring activities with respect to its sales force. Cubist may terminate the co-promotion agreement, subject to certain limitations, if (i) the first commercial sale of DIFICID in the U.S. does not occur within one year from the effective date of the co-promotion agreement, (ii) Optimer experiences certain supply failures in relation to the demand for DIFICID in the U.S., (iii) Optimer is acquired by certain types of entities, including competitors of Cubist, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Optimer fails to comply with applicable laws in performing its obligations.

Product Pipeline.  We are building a pipeline of acute care therapies through our business development efforts and progressing compounds into clinical development that we have developed internally.

CXA-201.  In December 2009, we acquired Calixa and with it, rights to CXA-201, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas Pharma, Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. Under the Astellas license agreement, as amended, we have the exclusive rights to manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. We are developing CXA-201 as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multidrug resistant, or MDR, P. aeruginosa. In June 2011, we received positive top-line results from our recently completed Phase 2 trial of CXA-201 as a potential treatment for cIAI. This multicenter, double-blind, randomized study compared the safety and efficacy of CXA-201 and metronidazole to an active comparator in patients with cIAI. First patient enrollment in Phase 3 clinical trials for cUTI and cIAI is expected in the second half of 2011, and we plan to file an NDA for these two indications by the end of 2013, assuming positive Phase 3 clinical trial results in both indications. We also are planning to pursue the development of CXA-201 as a potential treatment for HAP and VAP and expect to begin Phase 3 clinical trials of CXA-201 in these indications in 2012.

CB-183,315.  CB-183,315 is a potent, oral, bactericidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. In June 2011, we received positive top-line results from our Phase 2 clinical trial of CB-183,315 as a potential treatment for CDAD and we expect to make a formal decision whether to initiate Phase 3 studies during the third quarter of 2011. Current therapeutic options for treating CDAD are limited, and approximately 25% of patients treated with the standard of care have a recurrence of their disease. In addition, there has been a recent increase in incidence and severity of CDAD due to newer hypervirulent strains that produce higher levels of toxins and also demonstrate high level resistance to fluoroquinolones.

Pre-clinical programs.  We also are working on several pre-clinical programs, addressing areas of significant medical needs in the acute care area. These include therapies to treat various serious bacterial infections and agents to treat acute pain.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues

The following table sets forth revenues for the periods presented:

	Three Months Ended June 30,
	2011	2010	% Change
	(in millions)
U.S. product revenues, net	$168.6	$155.0	9%
International product revenues	7.7	6.6	17%
Service revenues	—	6.5	-100%
Other revenues	0.5	0.4	19%
Total revenues, net	$176.8	$168.5	5%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $176.3 million for the three months ended June 30, 2011, as compared to $161.6 million for the three months ended June 30, 2010. Gross U.S. product revenues totaled $192.9 million and $172.2 million for the three months ended June 30, 2011 and 2010, respectively. The $20.7 million increase in gross U.S. product revenues was due to a price increase for CUBICIN in January 2011, which resulted in $12.4 million of additional gross U.S. product revenues and to an increase of approximately 4.6% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $8.3 million. Gross U.S. product revenues are offset by provisions for sales returns, Medicaid rebates, chargebacks, discounts, wholesaler management fees and, commencing in January 2011, Medicare Part D coverage gap rebates of $24.3 million and $17.2 million for the three months ended June 30, 2011 and 2010, respectively. The increase in provisions against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN and the price increase described above. In addition, contractual rebates also increased as a result of health care reform, which increased the Medicaid rebate rate from 15.1% to 23.1%,  the number of individuals eligible to participate in the Medicaid program and the amount of additional discounts to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. International product revenues were $7.7 million and $6.6 million for the three months ended June 30, 2011 and 2010, respectively. International product revenues consisted primarily of amounts due to us from Novartis AG, or Novartis, for selling CUBICIN to Novartis for sale in the EU and royalty payments from Novartis based on CUBICIN net sales in the EU.

Service Revenues

In June 2011, we received $3.8 million from Optimer, related to the initial quarterly fee owed to us in accordance with the co-promotion agreement. The fee was recorded as short-term deferred revenue within the condensed consolidated balance sheet and will be recognized as service revenue ratably over the service period commencing with the commercial launch of DIFICID in July 2011. Service revenues of $6.5 million for the three months ended June 30, 2010, related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. The agreement expired in accordance with its terms at the end of June 2010.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended June 30,
	2011	2010	% Change
	(in millions)
Cost of product revenues	$39.0	$36.4	7%
Research and development	41.9	40.2	4%
Contingent consideration	81.8	1.2	6793%
Selling, general and administrative	38.3	37.0	3%
Total costs and expenses	$201.0	$114.8	75%

Cost of Product Revenues

Cost of product revenues were $39.0 million and $36.4 million for the three months ended June 30, 2011 and 2010, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is attributable to the increase of sales of CUBICIN. Our gross margin for the three months ended June 30, 2011 and 2010, was 78%. We expect our gross margin percentage in 2011 to be similar to our gross margin percentage in 2010.

Research and Development Expense

Research and development expense was $41.9 million for the three months ended June 30, 2011, as compared to $40.2 million for the three months ended June 30, 2010. The increase in research and development expenses is due primarily to $3.5 million in manufacturing process development and the manufacture of clinical material required to support CXA-201 and CB-183,315 Phase 3 clinical trials, as well as non-clinical study expenses related to our pre-clinical pipeline. These increases were partially offset by a decrease of $2.5 million in clinical trial expenses primarily related to the discontinuation of development of our former clinical stage compound CB-500,929, or ecallantide, in 2010.

We expect research and development expenses to be higher for the remainder of 2011, as compared to 2010. The increase in expense is expected to be driven by continued investment for the development activities of our pipeline compounds, particularly clinical activities related to the development of CXA-201, and the costs for process development and the manufacture of material for use in ongoing and future clinical trials, as well as a $4.0 million development milestone payment anticipated to be made under our agreement with Astellas in the second half of 2011.

Contingent Consideration Expense

Contingent consideration expense was $81.8 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively. This expense represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009. The change in fair value for the three months ended June 30, 2011, is primarily due to an increase in the probability of achieving first patient enrollment milestones for cIAI and cUTI to approximately 100% and an increase in the probabilities of success for subsequent associated milestones, used in estimating fair value, in connection with receiving positive top-line results from our recently completed Phase 2 clinical trials of CXA-201 as a potential treatment for cIAI. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for HAP and VAP in 2012 and the value of the associated milestone were increased.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved. Such changes could materially impact our results of operations in future periods.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2011, was $38.3 million, as compared to $37.0 million for the three months ended June 30, 2010. The increase is primarily due to an increase of $3.0 million in employee-related expenses due to an increase in headcount, partially offset by a decrease in legal expenses as a result of the patent infringement litigation with Teva and its affiliates which was settled in April 2011.

We expect selling, general and administrative expense to be higher for the remainder of 2011, as compared to 2010, primarily due to an increase in salaries, benefits and employee-related expenses resulting from an increase in headcount.

Other Income (Expense), net

The following table sets forth other income (expense), net for the periods presented:

	Three Months Ended June 30,
	2011	2010	% Change
	(in millions)
Interest income	$0.6	$1.3	-52%
Interest expense	(7.8)	(5.5)	42%
Other income (expense)	0.2	(1.2)	-113%
Total other income (expense), net	$(7.0)	$(5.4)	29%

Interest Income

Interest income for the three months ended June 30, 2011, was $0.6 million as compared to $1.3 million for the three months ended June 30, 2010. The decrease in interest income is primarily due to lower interest rates on our cash, cash equivalents and investments during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Interest Expense

Interest expense for the three months ended June 30, 2011, was $7.8 million as compared to $5.5 million for the three months ended June 30, 2010. The increase in interest expense is due to the issuance of $450.0 million aggregate principal amount of our 2.50% convertible senior notes due in November 2017, or 2.50% Notes, in October 2010, which is accounted for under the accounting guidance for debt with conversion and other options, partially offset by the concurrent repurchase of $190.8 million aggregate principal amount of our 2.25% convertible subordinated notes due in June 2013, or 2.25% Notes.

We expect interest expense to be higher for the remainder of 2011, as compared to 2010, due to the increase in the principal amount and aggregate interest rate of our outstanding convertible debt resulting from the issuance of the 2.50% Notes and the impact of accounting guidance for debt with conversion and other options. See Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Other Income (Expense)

Other income (expense) was $0.2 million of income for the three months ended June 30, 2011, as compared to $1.2 million of expense for the three months ended June 30, 2010. The increase in other income relates to an increase in foreign currency gains attributable to a strengthening of the Euro against the U.S. dollar during the three months ended June 30, 2011, as compared to a weakening of the Euro against the U.S. dollar during the three months ended June 30, 2010.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Three Months Ended June 30,
	2011	2010
	(in millions, except percentages)

Effective tax rate	33.8%	41.6%
(Benefit) provision for income taxes	$(10.5)	$20.2

The effective tax rates of 33.8% and 41.6% for the three months ended June 30, 2011 and 2010, respectively, differ from the U.S. federal statutory income tax rate of 35.0% primarily due to the impact of non-deductible contingent consideration expense and state income taxes, net of state tax credits and federal research tax credits. The lower effective tax rate for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is the result of a tax benefit recorded in the period. The tax benefit is due to the net loss recorded during the three months ended June 30, 2011, as a result of contingent consideration expense of $81.8 million.

We expect our full-year, worldwide 2011 effective tax rate to be consistent with the effective tax rate of 68.9% for the six months ended June 30, 2011. Our effective tax rate may fluctuate significantly in future periods as a result of non-deductible expenses, including the impact of contingent consideration expense as we advance the clinical development of CXA-201.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenues

The following table sets forth revenues for the periods presented:

	Six Months Ended June 30,
	2011	2010	% Change
	(in millions)
U.S. product revenues, net	$322.3	$290.3	11%
International product revenues	16.1	13.0	24%
Service revenues	—	8.5	-100%
Other revenues	1.0	0.8	19%
Total revenues, net	$339.4	$312.6	9%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $338.4 million for the six months ended June 30, 2011, as compared to $303.3 million for the six months ended June 30, 2010. Gross U.S. product revenues totaled $367.4 million and $319.1 million for the six months ended June 30, 2011 and 2010, respectively. The $48.2 million increase in gross U.S. product revenues was due to price increases for CUBICIN in April 2010 and January 2011, which resulted in $34.1 million of additional gross U.S. product revenues and to an increase of approximately 4.3% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $14.1 million. Gross U.S. product revenues are offset by provisions for sales returns, Medicaid rebates, chargebacks, discounts, wholesaler management fees and, commencing in January 2011, Medicare Part D coverage gap rebates of $45.1 million and $28.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase in provisions against gross product revenue was primarily driven by increases in Medicaid and Medicare Part D coverage gap rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, contractual rebates also increased as a result of health care reform, which increased the Medicaid rebate rate from 15.1% to 23.1%, the number of individuals eligible to participate in the Medicaid program and the amount of additional discounts to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. International product revenues were $16.1 million and $13.0 million for the six months ended June 30, 2011 and 2010, respectively. International product revenues consisted primarily of amounts due to us from Novartis for selling CUBICIN to Novartis for sale in the EU and royalty payments from Novartis based on CUBICIN net sales in the EU.

Service Revenues

In June 2011, we received $3.8 million from Optimer, related to the initial quarterly fee owed to us in accordance with the co-promotion agreement. The fee was recorded as short-term deferred revenue within the condensed consolidated balance sheet and will be recognized as service revenue ratably over the service period commencing with the commercial launch of DIFICID in July 2011. Service revenues of $8.5 million for the six months ended June 30, 2010, related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. The agreement expired in accordance with its terms at the end of June 2010.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Six Months Ended June 30,
	2011	2010	% Change
	(in millions)
Cost of product revenues	$75.6	$68.2	11%
Research and development	82.3	79.0	4%
Contingent consideration	82.9	2.7	2977%
Selling, general and administrative	78.5	71.6	10%
Total costs and expenses	$319.3	$221.5	44%

Cost of Product Revenues

Cost of product revenues were $75.6 million and $68.2 million for the six months ended June 30, 2011 and 2010, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, is attributable to the increase of sales of CUBICIN. Our gross margin for the six months ended June 30, 2011 and 2010, was 78%.

Research and Development Expense

Research and development expense was $82.3 million for the six months ended June 30, 2011, as compared to $79.0 million for the six months ended June 30, 2010. The increase in research and development expenses is due primarily to $6.5 million in manufacturing process development and the manufacture of clinical material required to support CXA-201 and CB-183,315 Phase 3 clinical trials, as well as non-clinical study expenses related to our pre-clinical pipeline. These increases were partially offset by a decrease of $3.6 million in clinical studies primarily related to the discontinuation of development of ecallantide in 2010.

Contingent Consideration Expense

Contingent consideration expense was $82.9 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively. This expense represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009. The change in fair value for the three months ended June 30, 2011, is primarily due to an increase in the probability of achieving the first patient enrollment milestones for cIAI and cUTI to approximately 100% and an increase in the probabilities of success for subsequent associated milestones, used in estimating fair value, in connection with receiving positive top-line results from our recently completed Phase 2 clinical trial of CXA-201 as a potential treatment for cIAI. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for HAP and VAP in 2012 and the value of the associated milestone were increased.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended June 30, 2011, was $78.5 million, as compared to $71.6 million for the six months ended June 30, 2010. The increase is primarily due to increases of $5.0 million in employee-related expenses due to an increase in headcount and $1.2 million in legal expenses primarily related to the patent infringement litigation with Teva and its affiliates which was settled in April 2011.

Other Income (Expense), net

The following table sets forth other income (expense), net for the periods presented:

	Six Months Ended June 30,
	2011	2010	% Change
	(in millions)
Interest income	$1.4	$2.5	-46%
Interest expense	(15.7)	(10.8)	45%
Other income (expense)	0.5	(2.4)	-122%
Total other income (expense), net	$(13.8)	$(10.7)	29%

Interest Income

Interest income for the six months ended June 30, 2011, was $1.4 million, as compared to $2.5 million for the six months ended June 30, 2010. The decrease in interest income is primarily due to a decrease of $3.1 million related to lower interest rates on our cash, cash equivalents and investments, partially offset by an increase of $1.9 million related to a higher average cash, cash equivalents and investments balance during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Interest Expense

Interest expense for the six months ended June 30, 2011, was $15.7 million as compared to $10.8 million for the six months ended June 30, 2010. The increase in interest expense is due to the issuance of $450.0 million aggregate principal amount of our 2.50% Notes in October 2010, which is accounted for under the accounting guidance for debt with conversion and other options, partially offset by the concurrent repurchase of $190.8 million aggregate principal amount of our 2.25% Notes.

Other Income (Expense)

Other income (expense) was $0.5 million of income for the six months ended June 30, 2011, as compared to $2.4 million of expense for the six months ended June 30, 2010. The increase in other income relates to an increase in foreign currency gains attributable to a strengthening of the Euro against the U.S. dollar during the six months ended June 30, 2011, as compared to a weakening of the Euro against the U.S. dollar during the six months ended June 30, 2010.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Six Months Ended June 30,
	2011	2010
	(in millions, except percentages)

Effective tax rate	68.9%	39.5%
Provision for income taxes	$4.4	$31.8

The effective tax rates of 68.9% and 39.5% for the six months ended June 30, 2011 and 2010, respectively, differ from the U.S. federal statutory income tax rate of 35.0% primarily due to the impact of non-deductible contingent consideration expense and state income taxes, net of state tax credits and federal research tax credits.

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

•                  payments from Optimer for our co-promotion of DIFICID in the U.S.; and

•                  equity and debt financings.

As of June 30, 2011, we had an accumulated deficit of $135.4 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN; for the development of our other drug candidates, particularly CXA-201; for investments in other product opportunities; for our business development activities; to enforce our intellectual property rights; and for construction and other expenses related to the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts.

In June 2011, we entered into an agreement of purchase and sale, or P&S, pursuant to which we agreed to acquire from The Realty Associates Fund VI, L.P., or RA Fund, the building and land located at 45 and 55 Hayden Avenue in Lexington, Massachusetts, or 45-55 Hayden. The acquisition closed on July 11, 2011. This property, which consists of land and approximately 190,000 square feet of primarily office space, are adjacent to the building and land that Cubist owns at 65 Hayden Avenue in Lexington, Massachusetts. Prior to the acquisition, we leased approximately 178,000 square feet of space at 45-55 Hayden from RA Fund. We made deposits of $1.0 million upon entering into the P&S and paid RA Fund the remaining $51.5 million, after adjustments, in July 2011 upon closing the acquisition, which we funded from our existing cash balances.

Our total cash, cash equivalents and investments at June 30, 2011, was $1.0 billion as compared to $909.9 million at December 31, 2010. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses; debt obligations of $559.2 million; and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets were to be constrained at the time we require funding.

Operating Activities

Net cash flows provided by operating activities are as follows:

	Six Months Ended June 30,
	2011	2010	% Change
	(in millions)
Net income	$2.0	$48.5	-96%
Non-cash adjustments, net	111.9	53.4	109%
Change in working capital	(21.6)	(31.4)	-31%
Net cash provided by operating activities	$92.3	$70.5	31%

Net cash provided by operating activities for the six months ended June 30, 2011, was $92.3 million, as compared to $70.5 million for the six months ended June 30, 2010. The increase in net cash provided by operating activities was impacted by an increase in non-cash adjustments, primarily related to the recognition of contingent consideration expense of $82.9 million, partially offset by a decrease in deferred income taxes. Our net income for the six months ended June 30, 2011, was also negatively impacted by the recognition of contingent consideration expense. Net cash provided by operating activities was also impacted by a $9.9 million increase in working capital, which is primarily due to an increase in accrued royalties owed to Eli Lilly on worldwide net sales of CUBICIN, an increase in accrued clinical costs as compared to a decrease in the prior year as a result of the discontinuation of ecallantide in 2010 and an increase in deferred revenue related to an increase in international sales of CUBICIN and the quarterly fee we received from Optimer to co-promote DIFICID during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 and 2010, was $133.1 million and $79.4 million, respectively. Net cash used in investing activities for the six months ended June 30, 2011, primarily consisted of the purchase of $682.6 million of investments, partially offset by proceeds of $575.2 million from our investments. In addition, net cash used in investing activities was impacted by $25.7 million of purchases of property and equipment primarily related to costs incurred for the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts. Net cash used in investing activities in the six months ended June 30, 2010, primarily consisted of the purchase of $252.5 million of investments, partially offset by proceeds of $179.6 million from our investments, as well as $6.5 million of purchases of property and equipment. We estimate that total capital expenditures for 2011 will be in the range of $90.0 million to $100.0 million, primarily driven by the purchase of 45-55 Hayden and facility improvements, including the work to expand our facility at 65 Hayden Avenue in Lexington, Massachusetts.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010, was $37.8 million and $8.6 million, respectively. Net cash provided by financing activities for the six months ended June 30, 2011, included $25.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $12.0 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. Net cash provided by financing activities for the six months ended June 30, 2010, includes a $20.0 million milestone payment to Calixa’s former stockholders as a result of completing the Phase 2 clinical trial of CXA-101 for cUTI and meeting all study objectives as well as an $18.9 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. Any amounts borrowed under the facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of June 30, 2011 or December 31, 2010.

Repurchases of Common Stock or 2.50% Notes and 2.25% Notes Outstanding

From time to time, our Board of Directors, or Board, may authorize us to repurchase shares of our common stock, our outstanding 2.25% Notes due in June 2013 and/or our 2.50% Notes due November 2017 in privately negotiated transactions, or publicly announced programs. If and when our Board should determine to authorize any such action, it would be on terms and under market conditions that the Board determines are in the best interest of our company. Any such repurchases could deplete some of our cash resources.

Commitments and Contingencies

Legal Proceedings

On April 4, 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. See the “Overview” section in this MD&A for additional information.

Business Agreements

On April 5, 2011, we entered into a co-promotion agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. Under the terms of the co-promotion agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. See the “Overview” section in this MD&A for additional information.

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

Contingent Consideration

If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former stockholders. In June 2011, we received positive top-line results from our recently completed Phase 2 clinical trials of CXA-201 as a potential treatment for cIAI. First patient enrollment in Phase 3 clinical trials for cUTI and cIAI will trigger payment of two milestones totaling $70.0 million, which we are expecting to pay to Calixa’s former stockholders in the second half of 2011. In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on our condensed consolidated balance sheets at fair value. We may be required to make up to $290.0 million of undiscounted payments to the former stockholders of Calixa, inclusive of the $70.0 million we expect to pay in 2011. The estimated fair value of these payments, after adjustments for probabilities of success and a discount factor, was $169.4 million and $86.5 million as of June 30, 2011 and December 31, 2010, respectively. The increase of $82.9 million in the fair value of the contingent consideration liability and resulting contingent consideration expense during the six months ended June 30, 2011, is primarily due to an increase in the probability of achieving the first patient enrollment milestones for cIAI and cUTI to approximately 100% and an increase in the probabilities of success for subsequent associated milestones, used in estimating fair value, as a result of the positive data from the Phase 2 clinical trial for cIAI. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for HAP and VAP in 2012 and the value of the associated milestone were increased.

Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved, and a discount rate. The use of different assumptions could result in a materially different estimate of fair value. As of June 30, 2011, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note C., “Fair Value,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Contractual Obligations

Our contractual obligations have not materially changed since those reported in our Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of the $52.5 million purchase, after adjustments, of 45-55 Hayden, which closed in July 2011. See Note M., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include those relating to: revenue recognition; inventories; clinical research costs; investments; property and equipment; other intangible assets; income taxes; accounting for stock-based compensation and business combinations, which includes accounting for goodwill, in-process research and development, or IPR&D, and contingent consideration.

Revenue Recognition

License Revenues

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We did not enter into or materially modify any multiple-element arrangements during the three and six months ended June 30, 2011. Our existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

Milestones

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Milestone payments are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (iii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iv) the milestone relates solely to past performance; and (v) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Upon achievement of any future regulatory and sales milestones, as stipulated under the applicable agreements with our licensing partners, we will evaluate each milestone as of the arrangement date to determine whether the milestones are substantive and could be recognized as revenue in their entirety during the period of achievement. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Except as noted above, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 23, 2011, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 Form 10-K. For more information on our critical accounting policies, refer to our 2010 Form 10-K.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, the company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of our contingent consideration liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2010. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Form 10-K.

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.7 million on our fixed-rate investments. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

As of June 30, 2011, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $138.6 million and $631.6 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease approximately $0.6 million and $5.4 million, respectively, as of June 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement also provides that, for the period that our license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from us. We are required to use commercially reasonable efforts to satisfy Teva’s requirements.  The supply terms provide that we will receive payments from Teva for product supplied by us reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva’s sales of daptomycin supplied by us.  The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to our trademarks. In addition, under the supply terms, Teva may instead supply on its own or from a third party and sell its generic daptomycin for injection product in the event of certain specified Cubist supply failures or if the arrangement is terminated due to Cubist’s uncured breach or bankruptcy.

The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The FTC or the DOJ could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva.

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

•                  the ability to maintain and grow market share and vial sales as the price of CUBICIN increases in a market that has shown no recent growth;

•                  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

•                  whether the FTC, DOJ or a third party is able to successfully challenge our settlement agreement with Teva and its affiliates;

•                  the impact on physicians’ perception and use of CUBICIN as a result of recently-published guidelines for the treatment of MRSA infections by the Infectious Diseases Society of America;

•                  the ability of our third-party manufacturers, including our single source provider of CUBICIN API, to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with GMPs, including the receipt of required regulatory approvals on a timely basis for the recently completed expansion of production capacity at our supplier’s CUBICIN API manufacturing facility, and other requirements of the regulatory approvals for CUBICIN and to do so in accordance with a schedule to meet demand and at an acceptable cost;

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

•                  the cost containment efforts of hospitals, particularly with respect to CUBICIN, which often represents the top antibiotic expense for hospital pharmacies and is a significant cost to them; and

•                  our ability to continue to successfully sell CUBICIN and co-promote DIFICID in the U.S. using the same sales force.

We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, could impact our ability to effectively sell and market CUBICIN and co-promote DIFICID.

As of June 30, 2011, CUBICIN had been approved or received an import license in more than 72 countries outside of the U.S. and is being marketed by our international partners in 48 of these countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN or our drug candidates and research technologies.

CUBICIN Patents/Teva Litigation Settlement.  The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our international licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is dependent primarily upon one product, which in our case is CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed. On April 4, 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018.  The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection.  The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN.  Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. This license may extend after September 24, 2019, if CUBICIN receives pediatric exclusivity or if other Cubist patents would cover Teva’s generic version of daptomycin for injection.  Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party. The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. If this license becomes effective, or the license or settlement agreement terminates for the reasons stated in this paragraph, earlier than we anticipate, our business and results of operations could be materially impacted.

In addition, the FTC or the DOJ could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva. While we believe our settlement is lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

General Proprietary Rights.  Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges or our partners or collaborators doing the same for partnerships or collaborations under which we rely on our partner’s or collaborator’s proprietary rights.

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

CUBICIN.  We do not have the capability to manufacture our own CUBICIN API or CUBICIN finished drug product. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes in the U.S. and for our international partners. ACSD is our sole provider of our commercial supply of CUBICIN API. Our CUBICIN API must be stored in a temperature controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API in addition to what is stored at ACSD at the Integrated Commercialization Solutions, Inc., or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD recently completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase the production capacity, and we and ACS are in the process of obtaining necessary regulatory approval for the expansion. Any significant delays in obtaining necessary regulatory approvals may result in our inability to achieve supply of CUBICIN API in adequate quantities to meet demand, which could have a material adverse effect on our results of operations and financial condition. We contract with both Hospira Worldwide, Inc., or Hospira, and Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our use in the U.S. and our partners’ use in other markets.

If Hospira, Oso, or, in particular, ACSD, experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials or supplies or any delays in obtaining any necessary regulatory approvals in connection with changes to their respective manufacturing processes, if they have significant problems with their businesses, including lack of capacity, whether as a result of the constrained credit and financial markets or otherwise, if they experience staffing difficulties or slow-downs in their systems, including extended periods where any of these manufacturers may need to shut down their facilities for scheduled maintenance or otherwise, which affect the manufacturing and release of CUBICIN, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN. Any such supply interruptions could impair our ability to supply CUBICIN at levels to meet market demand, which could have a material adverse effect on our results of operations and financial condition. Because of the significant U.S. and international regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN if we needed to transfer the manufacture of CUBICIN API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

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

Reliance on third-party suppliers also entails risks to which we would not be subject if we manufactured products or product candidates ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance, and some aspects of product release. We also rely on third-party suppliers for raw materials and key intermediates used in connection with manufacture of our pipeline products and any failure to supply in sufficient quantities could negatively impact development of such products. Our third-party suppliers may not be able to comply with current GMP requirements in the U.S. or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, suspension of manufacture, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

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

CUBICIN will likely face competition in the future from drug candidates currently in clinical development, including late-stage drug candidates being developed as treatments for ABSSSI. Such drug candidates include oritavancin, which is being developed by The Medicines Company, torezolid phosphate, which is being developed by Trius Therapeutics, Inc., ceftobiprole, which is being developed by Basilea Pharmaceutica Ltd., and dalbavancin, which is being developed by Durata Therapeutics, Inc.

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

DIFICID faces competition in the U.S. from commercially available drugs such as Vancocin® (oral vancomycin), marketed by ViroPharma Incorporated, as well as Flagyl® (metronidazole), marketed by Pfizer and Sanofi-Aventis and which is also available in an inexpensive generic form. DIFICID also will likely face competition in the future from drug candidates currently in clinical development for C. difficile.

Any inability on our part to compete with current or subsequently introduced drug products would have a material adverse impact on our results of operations.

We need to manage our growth and the increased breadth of our activities effectively and the ways that we have chosen, or may choose, to manage this growth may expose us to additional risk.

We have expanded the scope of our business significantly in recent years, having recently added DIFICID as a product that we are co-promoting with Optimer, acquired and in-licensed several drug candidates and having progressed pre-clinical and multiple clinical stage drug candidates. We plan to initiate Phase 3 clinical trials of CXA-201 as a potential treatment for cIAI and cUTI in the second half of 2011, and our activity in this area has been taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

As we advance our drug candidates through development, the size and scope of the clinical trials we conduct increase significantly, including increases in the number of patients, clinical sites and number of countries where the trials will be implemented. Additionally, these trials also have risks associated with the increasing trial design complexity related to both generating data relevant to the clinical settings in various countries and aligning with the guidance of various regulatory bodies that will permit the approval of our drugs in those countries. The latter has associated risks since clinical practices vary in the global setting and there is a lack of harmonization between the guidance provided by various regulatory bodies of different countries. At a trial implementation level, we accommodate some of this increased global clinical development activity through increased utilization of vendors, such as our increasing use of contract research organizations, or CROs, and central laboratories to help manage operational aspects of our clinical trials, rather than addressing capacity demands through internal growth. As a result, many key operational aspects of our clinical trial process, which is integral to our business, have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical trials fail to perform the clinical trials in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials, or we may be unable to rely in the future on the clinical data generated. These clinical investigators and CROs may not carry out their contractual duties or obligations, they may fail to meet expected deadlines, or the quality or accuracy of the clinical data they obtain may be compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons. If these, or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical and sales personnel. In order to induce highly qualified and performing employees to remain at Cubist, we provide competitive compensation packages, including stock options and restricted stock units, or RSUs, that vest over time. In the future, we expect to continue providing competitive compensation packages, including stock options, RSUs or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We also have provided retention letters to our executive officers and certain other key employees. Despite our efforts to retain highly qualified and performing employees, members of our management, scientific, medical and sales teams, including some senior members, have in the past and may in the future terminate their employment with us. The failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results.

Our long-term strategy is dependent upon successfully discovering, obtaining, developing and commercializing drug candidates.

We have made significant investments in research and development and have, over the past few years, increased our research and development workforce. However, before CB-182,804 for which we discontinued development in September 2010, after reviewing Phase 1 clinical trial results, and CB-183,315, for which we recently completed a Phase 2 clinical trial in June 2011, none of our internally-discovered product candidates had ever reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-discovered drug candidates or that there will be clinical benefits supporting the further advancement demonstrated by these or any other drug candidates that we do initiate or advance in clinical trials.

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

As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceed the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on synergies between the acquiror and acquiree.  If we are unable to realize such synergies, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets were to be constrained at the time we require funding. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target or result in the accounting effect of the acquisition being different than what we had anticipated. We also may have to adjust certain aspects of the accounting for acquisitions, such as goodwill, IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

We may not be able to realize the benefit of acquiring businesses with promising drug candidates if we are unable to successfully develop and commercialize such drug candidates. As a result, we cannot assure you that, following any future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The FDA and other competent authorities worldwide may change their approval requirements or policies for antibiotics, or apply interpretations to their requirements or policies, in a manner that could delay, increase development costs or prevent commercialization of our antibiotic product candidates.

Regulatory requirements for the approval of antibiotics in the U.S. may change in a manner that requires us to conduct additional large-scale clinical trials, which would increase development costs and may delay or prevent commercialization of our antibiotic product candidates. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. In November 2008, an FDA Anti-Infective Drugs Advisory Committee, or AIDAC, concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if certain abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. In August 2010, the FDA issued draft guidance on drug development for ABSSSI (the term the FDA is currently using for cSSSI), in which the agency confirmed that non-inferiority trials are acceptable to support serious skin infection indications, but did not specify what non-inferiority margin should be used. On October 29, 2010, the FDA approved Teflaro for treatment of ABSSSI based on a pre-specified non-inferiority margin of 10% against standard therapy in the product’s Phase 3 clinical studies. Although this approval may provide some indication of the FDA’s approach, the lack of clear guidance from the FDA concerning the appropriate non-inferiority margin and, more particularly, to which study end point this should be applied, continues to leave uncertainties about the standards for approval of antibiotics in the U.S. In November 2010, the FDA also issued a final guidance on the use of non-inferiority trials to support the approval of antibacterial drugs. Although this guidance provides no further information on the acceptable range of non-inferiority margins, the FDA suggests that, in light of the final guidance, companies should re-evaluate non-inferiority study protocols previously reviewed. In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia) and is currently considering updating its guidance for cIAI and cUTI. Once finalized, such guidance may require us to conduct our anticipated Phase 3 trials of CXA-201 in a manner and size different from our currently-planned designs or to change our trial design during a trial, which could delay and increase CXA-201 development costs. If these standards are not clarified in the near future, we will be required to make certain assumptions based on draft guidelines in the design of our anticipated Phase 3 trials for CXA-201. If final guidelines are not ultimately adopted or our assumptions prove to be incorrect, our trials could be significantly delayed and our development costs could significantly increase, as we may have to change trial designs or conduct additional Phase 3 studies to obtain approval. As a result, we may be significantly delayed or prevented from commercializing CXA-201 or our other antibiotic product candidates, which would likely have a material adverse effect on our business.

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

Any consequences that the evolving FDA approach has for CUBICIN or any of the antibiotic product candidates that we are developing or may seek to develop may also be reflected in the approach adopted towards these products by the competent authorities in other countries.

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

•                  Optimer may not provide the level of support that it is required to provide under our agreement with respect to DIFICID or may not support our co-promotion of DIFICID to the degree that we would like, leading us to receive lower than expected revenues from this collaboration;

•                  we may be dependent upon other collaborators to manufacture and supply drug product, in order to develop and/or commercialize the drug product that is the subject of the collaboration, as we are with Optimer for DIFICID, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

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

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, commercial terms, the level of efforts being utilized to develop or commercialize product candidates that are the subject of a particular collaboration, or the preferred course of development or commercialization strategy might cause delays or termination of the research, development or commercialization of drug candidates or products that we are marketing, such as DIFICID, lead to additional responsibilities with respect to drug candidates or marketed products, or result in litigation or arbitration, any of which would be time-consuming and expensive and could cause disruptions in the collaborative nature of these relationships, which could impede the success of our endeavors;

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

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, and money market instruments. All of these investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today’s tightened and fluctuating credit and financial markets. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. In addition, we own real estate primarily consisting of buildings that contain research laboratories and office space. If we determine that the fair value of any of our owned properties, including any properties we may classify as held for sale, is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges.

We have incurred substantial losses in the past and may incur additional losses or fail to increase our profit.

Despite our recent sustained profitability, we may have lower levels of profitability or incur operating losses in future periods as a result of, among other things, revenues growing more slowly or declining, increased spending on the development of our drug candidates or investments in product opportunities. In particular, as we progress our current pipeline of product candidates, our spending on clinical trials and the contingent consideration due to former stockholders of Calixa is expected to increase significantly. For example, we incurred a net loss of $20.6 million during the three months ended June 30, 2011, primarily as a result of increasing the fair value of our contingent consideration liability. Lower levels of profitability and/or operating losses may negatively impact our stock price and could have a material impact on our business and results of operations.

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

We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be on acceptable or affordable terms, particularly if the credit and financial markets were to be constrained at the time we require funding.

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

In both domestic and foreign markets, sales of CUBICIN and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN, related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or provide an insufficient level of coverage and reimbursement, CUBICIN may be too costly for general use, and physicians may prescribe it less frequently. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as managed care organizations, or MCOs, are likely to have an effect on the successful commercialization of DIFICID, which we co-promote, and our ability to attract collaborative partners to invest in the development of our product candidates.

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

•                  Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid under a fee-for-service benefit. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current average manufacturer price, or AMP, and best price for CUBICIN to the Centers for Medicare and Medicaid Services, or CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within three years of when such data originally were due, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Health care reform altered the Medicaid rebate amount formula in a manner that increased our rebate liability starting in 2010 by increasing the applicable rebate percentage for most innovator drugs to 23.1%, which has and will negatively impact CUBICIN revenues and will negative impact revenues from other products that we may sell in the future. Upon enactment, health care reform also expanded the universe of Medicaid utilization subject to rebates to include all utilization that occurs under a capitated benefit structure, which also may reduce our revenues. In addition, health care reform provides additional conditions, to be phased in between 2010 and 2014, under which individuals may qualify for the Medicaid program and its drug benefit; these changes could increase the number of individuals eligible for the Medicaid drug benefit. Expanded Medicaid eligibility could impact CUBICIN sales, as well as the portion of those sales that are subject to Medicaid rebates, and thus our revenues. Health care reform also provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. CMS’ current plans for implementation of this requirement may also provide for the public availability of pharmacy acquisition cost data. The public availability of all this data could impact CUBICIN sales. Health care reform and additional legislation passed in August 2010 also change the definition of AMP effective October 2010, which, may impact our Medicaid rebate liability and, as a result, impact our revenues. An interim final rule on the definition of AMP is expected to be released in August 2011, which could have an adverse impact on CUBICIN revenues or products we may commercialize in the future. The magnitude of these various Medicaid-related impacts will be difficult to project with accuracy. The key reasons for this uncertainty relating to the Medicaid program are that (i) the size and health-related demographics of expanded Medicaid populations will not be specifically known and (ii) a significant amount of key information must be provided by the 51 participating Medicaid entities (the 50 states plus the District of Columbia). The timing and completeness of this information could be inconsistent due to budgetary challenges and a lack of centralized guidelines and directives on many of the new, detailed administrative processes.

•                  The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/ PHS drug pricing program extends discounts on outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, or PHS, as well as hospitals that serve a disproportionate share of Medicaid and low income Medicare beneficiaries. The required discount is calculated based on the reported AMP and Medicaid rebate amount for CUBICIN. The revisions to the Medicaid rebate formula and AMP definition enacted by health care reform and subsequent legislation could cause this required discount to increase. Health care reform extended the discounts to new types of entities in 2010. In addition, health care reform requires, beginning in 2014, substantial reductions to the special federal Medicare funding that hospitals with disproportionate share status receive; this reduced funding and the anticipation of it could cause such hospitals to re-evaluate their purchases of branded pharmaceuticals, including CUBICIN.

•                  We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or VHCA, we are required to extend deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, or DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B, and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or “Non-FAMP”, for the prior fiscal year.  In addition, if we are found to have knowingly submitted false information to the government in connection with any of the federal statutory pricing programs in which Cubist participates, then the VHCA provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

•                  We may incur additional rebate liabilities related to the TRICARE Retail Prescription program, or TRRx, agreement we entered into with the DoD, which manages the TRRx program for military dependents. This program requires participating pharmaceutical manufacturers whose products are dispensed to TRICARE beneficiaries through TRRx network retail pharmacy channels to extend rebates to DoD. We have not incurred, nor do we expect to incur substantial liabilities under our CUBICIN TRRx agreement in the future.

•                  Health care reform requires pharmaceutical manufacturers, such as Cubist, to pay a new Branded Drug Fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the Branded Drug Fee of $2.5 billion in 2011 (and set to increase in ensuing years) based on the dollar value of its sales to certain federal programs identified in the law. Based on a preliminary estimate from the federal government, our 2011 estimated annual share of the Branded Drug Fee is expected to be approximately $0.2 million to $0.3 million. However, the amount of this annual payment could increase in future years due to both higher eligible Cubist sales and the increasing amount of the overall requirement from the industry.

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

In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesale price. An increasing number of payors are instead adopting reimbursement based on new measures, such as ASP, AMP and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover CUBICIN and the willingness of providers to purchase it.

Third-party payors, including the U.S. government, are increasingly challenging the prices charged for and the cost-effectiveness of medical products, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and other countries and the concurrent growth of organizations such as MCOs, as well as the implementation of health care reform, including the creation of accountable care organizations, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Finally, outside the U.S., certain countries, including some countries in the EU, set prices as part of the regulatory process concerning pricing and reimbursement with limited, if any, participation in the process by marketing authorization holders. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by our collaborators in those countries. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Major proposed or actual price reductions for branded pharmaceuticals occurred during 2010 in Germany, Italy, Spain, France, and Greece. Greece imposed the most severe measures, with price cuts in excess of 20% for many drugs and the implementation of permanent government oversight of future price changes. Further, a number of EU countries use drug prices from other EU Member States as “reference prices” to help determine pricing in their own countries. Consequently, a downward trend in drug prices for some countries could contribute to similar occurrences elsewhere. In addition, the current budgetary difficulties faced by a number of EU Member States, including Greece and Spain, has led to substantial delays in payment by regulatory authorities for medicinal products supplied by manufacturers and distributors.

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

Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an Investigational New Drug Application, or IND, to the FDA or a similar document to competent health authorities outside the U.S. The FDA and other countries’ authorities will allow us to begin clinical trials under an IND or similar document in other countries only if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we did not have the requisite data to file for an IND or similar document and proceed with clinical trials, and this likely will happen again in the future.

Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g., Institutional Review Boards, or IRBs, and/or Independent Ethics Committees, or IECs). There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities, IRBs, IECs, or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

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

•                  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or the IECs on a trial design that we are able to execute;

•                  the FDA or the competent national authorities of EU Member States, IECs or a Data Safety Monitoring Committee for a trial placing a trial on “clinical hold,” temporarily or permanently stopping a trial, or requesting modifications of a trial protocol for a variety of reasons, often due to safety concerns;

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

Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Our commercialization of an approved drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA may determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. Therefore, we may seek to conduct clinical studies for a drug in a manner that we think will increase the chances of commercial success or design trials in such a way, for example by increasing the trial size, that we believe will reduce the chances of unfavorable information in the drug’s label or a REMS. This approach may make clinical development of our drug candidates more expensive, and possibly increase our risk of failure. Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and a study of CUBICIN with and without gentamicin combination therapy in the treatment of RIE caused by S. aureus. Our business could be seriously harmed if we either do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA requires us to change related sections of the marketing label for CUBICIN or imposes monetary fines on us.

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

Failure to comply with manufacturing and other post-approval state or federal U.S. law, or similar laws of other countries, including laws that prohibit certain payments to health care professionals or inappropriate promotion and marketing activities, and/or require reports with respect to the payments and marketing efforts with respect to health care professionals or patients, or any regulations of the FDA and other regulatory agencies can, among other things, result in fines, increased compliance expense, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions, consent decrees, corporate integrity agreements and criminal prosecution. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulations may have a negative effect on our operating results and financial condition.

Compliance/Fraud and Abuse.  We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. There appears to be a heightened risk of such investigations in the current environment, as evidenced by recent enforcement activity and pronouncements by the Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the use of a legal doctrine that could impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Other countries also have developed an array of legislative and regulatory provisions to combat fraud and abuse. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Optimer co-promotes DIFICID along with us and, except for our co-promotion rights and our joint rights to review and approve promotional and medical affairs materials, is responsible for all aspects of the commercialization of DIFICID, including pricing, distribution and contracting, and will maintain a compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against Optimer with respect to the commercialization of DIFICID could have a significant impact on our ability to successfully co-promote DIFICID and could subject us to investigation or other government actions.

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

•                  economic weakness, including inflation, or political instability in particular foreign economies and markets; and

•                  actions by us or our licensees, distributors, manufacturers, CROs, other third parties who act on our behalf or with whom we do business in foreign countries, or our employees who are working abroad that could subject us to investigation or prosecution under foreign or U.S. laws, including the FCPA, or the anti-bribery or anti-corruption laws, regulations or rules of such foreign countries.

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

The FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosures constantly are considering and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by the FASB, the SEC and other bodies may have the effect of requiring us to make changes in our accounting policies, including how we account for revenues and/or expenses, which could have a material adverse impact on our financial results.

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

•                  the level of the medical community’s acceptance and use of DIFICID;

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       (REMOVED AND RESERVED)

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a) The following exhibits have been filed with this report or otherwise filed during the period covered by this report:

10.1*	Settlement and License Agreement, dated April 4, 2011, between Cubist and Teva Parenteral Medicines, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd.

10.2*	Co-Promotion Agreement, dated April 5, 2011, between Cubist and Optimer Pharmaceuticals, Inc.

10.3	Amendment, dated April 21, 2011, to Agreement between Cubist and The Richmond Group, Inc., dated November 1, 2010

10.4	Agreement of Purchase and Sale, dated June 17, 2011, between Cubist and The Realty Associates Fund VI, L.P.

10.5**	Retention Letter, dated June 27, 2011, between Cubist and Charles Laranjeira

10.6*	Third Amendment, dated June 29, 2011, to Development and Supply Agreement between Cubist and Hospira Worldwide, Inc. (successor-in-interest to Abbott Laboratories), dated April 3, 2000

10.7**	Form of Stock Option Agreement for Italian employees for awards under Cubist’s 2010 Equity Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

July 29, 2011
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)