Form 10-Q
period 2011-09-30
CUBIST PHARMACEUTICALS INC
filed 2011-11-02
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 20, 2011: 61,571,081.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended September 30, 2011

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$223,954	$372,969
Short-term investments	751,229	516,842
Accounts receivable, net	79,863	61,197
Inventory	21,740	23,824
Deferred tax assets, net	3,575	16,609
Prepaid expenses and other current assets	25,859	24,802
Total current assets	1,106,220	1,016,243
Property and equipment, net	158,294	82,434
In-process research and development	194,000	194,000
Goodwill	61,459	61,459
Other intangible assets, net	11,947	13,845
Long-term investments	—	20,101
Other assets	30,858	27,075
Total assets	$1,562,778	$1,415,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,911	$23,484
Accrued liabilities	93,739	93,527
Short-term deferred revenue	4,408	2,642
Short-term contingent consideration	58,739	30,991
Total current liabilities	176,797	150,644
Long-term deferred revenue	25,991	20,581
Long-term deferred tax liabilities, net	72,914	82,833
Long-term contingent consideration	72,741	55,506
Long-term debt, net	449,507	435,800
Other long-term liabilities	7,666	6,370
Total liabilities	805,616	751,734
Commitments and contingencies (Notes C, F, K and L)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 61,478,185 and 59,344,957 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	61	59
Additional paid-in capital	868,630	800,618
Accumulated other comprehensive (loss) income	(409)	71
Accumulated deficit	(111,120)	(137,325)
Total stockholders’ equity	757,162	663,423
Total liabilities and stockholders’ equity	$1,562,778	$1,415,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
U.S. product revenues, net	$186,433	$154,486	$508,724	$444,744
International product revenues	9,778	6,009	25,825	18,983
Service revenues	3,020	—	3,020	8,500
Other revenues	2,467	1,556	3,498	2,426
Total revenues, net	201,698	162,051	541,067	474,653

Costs and expenses:
Cost of product revenues	48,380	37,000	123,933	105,178
Research and development	46,171	36,955	128,458	115,984
Contingent consideration	2,069	1,094	84,983	3,789
Selling, general and administrative	35,949	34,871	114,454	106,503
Total costs and expenses	132,569	109,920	451,828	331,454

Operating income	69,129	52,131	89,239	143,199

Other income (expense):
Interest income	598	1,068	2,002	3,655
Interest expense	(7,878)	(5,534)	(23,585)	(16,379)
Other income	467	3,788	1,002	1,345
Total other income (expense), net	(6,813)	(678)	(20,581)	(11,379)
Income before income taxes	62,316	51,453	68,658	131,820
Provision for income taxes	38,081	20,225	42,453	52,045
Net income	$24,235	$31,228	$26,205	$79,775

Basic net income per common share	$0.40	$0.53	$0.43	$1.36
Diluted net income per common share	$0.33	$0.50	$0.41	$1.29

Shares used in calculating:
Basic net income per common share	61,238,131	59,047,880	60,411,324	58,621,263
Diluted net income per common share	82,528,893	69,780,060	77,834,805	69,312,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$26,205	$79,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,865	8,707
Amortization and accretion of investments	5,359	4,915
Unrealized gain on auction rate securities	—	(2,309)
Amortization of debt discount and debt issuance costs	15,078	11,316
Deferred income taxes	3,115	38,427
Foreign exchange (gain) loss	(490)	1,148
Stock-based compensation	13,970	11,938
Contingent consideration expense	84,983	3,789
Payment of contingent consideration	(23,209)	—
Charge for company 401(k) common stock match	2,930	2,699
Inventory write-off	4,692	—
Changes in assets and liabilities:
Accounts receivable	(18,666)	(3,477)
Inventory	(2,528)	(217)
Prepaid expenses and other current assets	(1,057)	(25,511)
Other assets	(5,148)	(5,441)
Accounts payable and accrued liabilities	2,575	(23,105)
Deferred revenue and other long-term liabilities	11,975	8,536
Total adjustments	102,444	31,415
Net cash provided by operating activities	128,649	111,190
Cash flows from investing activities:
Purchases of property and equipment	(89,938)	(11,837)
Purchases of investments	(1,099,130)	(414,897)
Proceeds from investments	879,006	316,237
Net cash used in investing activities	(310,062)	(110,497)
Cash flows from financing activities:
Payment of contingent consideration	(16,791)	(20,000)
Issuance of common stock, net	35,465	13,777
Excess tax benefit on stock-based awards	13,234	19,295
Net cash provided by financing activities	31,908	13,072
Net (decrease) increase in cash and cash equivalents	(149,505)	13,765
Effect of changes in foreign exchange rates on cash balances	490	971
Cash and cash equivalents at beginning of period	372,969	157,316
Cash and cash equivalents at end of period	$223,954	$172,052

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

Fair Value Measurements

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts. Investments are considered available-for-sale as of September 30, 2011 and December 31, 2010, and are carried at fair value. In connection with its acquisition of Calixa Therapeutics Inc., or Calixa, in December 2009, the Company recorded contingent consideration relating to potential amounts payable to Calixa’s former stockholders upon the achievement of certain development, regulatory and sales milestones. This contingent consideration liability is recognized at its estimated fair value.

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

Cubist’s accounts receivable at September 30, 2011 and December 31, 2010, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, as well as from Cubist’s international partners for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and nine months ended September 30, 2011 and 2010, Cubist did not have any significant write-offs of accounts receivable, and its days sales outstanding has not significantly changed since December 31, 2010.

	Percentage of Total Accounts Receivable, Net as of
	September 30,	December 31,
	2011	2010
AmerisourceBergen Drug Corporation	21%	26%
Cardinal Health, Inc.	23%	24%
McKesson Corporation	18%	19%

	Percentage of Total Net Revenues for the Three Months Ended September 30,		Percentage of Total Net Revenues for the Nine Months Ended September 30,
	2011	2010	2011	2010
AmerisourceBergen Drug Corporation	20%	25%	22%	26%
Cardinal Health, Inc.	20%	23%	21%	22%
McKesson Corporation	17%	18%	17%	17%

Acquired In-process Research and Development

IPR&D acquired in a business combination is capitalized on the Company’s condensed consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, IPR&D is accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. IPR&D is tested for impairment on an annual basis, or more frequently if an indicator of impairment is present, using a projected discounted cash flow model. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or different assumptions could result in materially different fair value estimates.

On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront cash payment of $99.2 million, as adjusted, and contingent consideration with an estimated acquisition-date fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. Calixa’s lead compound, CXA-201, is an intravenously-administered combination of a novel anti-pseudomonal cephalosporin, CXA-101, and the beta-lactamase inhibitor tazobactam. The transaction was accounted for as a business combination using the acquisition method. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. Of the identifiable assets acquired, $194.0 million are IPR&D assets relating to CXA-201. The fair value of the IPR&D acquired was determined using an income method approach, including discounted cash flow models that are probability-adjusted for assumptions the Company believes a market participant would make relating to the development and potential commercialization of CXA-201. CXA-201 as a potential treatment for pneumonia had an estimated fair value of $174.0 million and CXA-201 as a potential treatment for complicated urinary tract infections, or cUTI, and complicated intra-abdominal infections, or cIAI, had an estimated fair value of $20.0 million as of the acquisition date. Cubist has not recorded any impairment charges related to the IPR&D since the acquisition of the assets.

If the Company experiences unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing CXA-201 for any of these indications, then the fair value of CXA-201 would be potentially impaired and the Company would incur significant charges in the period in which the impairment occurs.

Revenue Recognition

Cubist’s principal sources of revenue are: (i) sales of CUBICIN in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist’s international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) service revenues derived from its co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer, to co-promote DIFICIDTM in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations.

U.S. Product Revenues, net

All U.S. product revenues are recognized upon delivery. All revenues from product sales are recorded net of applicable provisions for estimated returns, chargebacks, rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

Certain product sales qualify for rebates or discounts from standard list pricing due to government-sponsored programs or other contractual agreements. Reserves for Medicaid rebates and coverage gap discount program rebates are included in accrued liabilities and were $12.8 million at September 30, 2011. Reserves for Medicaid rebates included in accrued liabilities were $6.3 million at December 31, 2010. The increase in the reserve at September 30, 2011, is a result of delayed billing for rebate claims by state authorities. Reserves for returns, discounts, chargebacks, and wholesaler management fees are offset against accounts receivable and were $6.3 million and $6.0 million at September 30, 2011 and December 31, 2010, respectively.

In the three and nine months ended September 30, 2011, provisions for sales returns, chargebacks, Medicaid rebates, coverage gap discount program rebates, wholesaler management fees and discounts that were offset against gross U.S. product revenues totaled $26.7 million and $71.7 million, respectively. In the three and nine months ended September 30, 2010, provisions for sales returns, chargebacks, Medicaid rebates, wholesaler management fees and discounts that were offset against gross U.S. product revenues totaled $19.3 million and $48.2 million, respectively. The increase in the amount of these provisions is primarily due to increases in pricing discounts, chargebacks and Medicaid reserves due to the 6.9% price increases in April 2010 and January 2011 and the 5.5% price increase in July 2011 and an increase in the number of vials sold of CUBICIN in the U.S. In addition, contractual rebates increased as a result of U.S. health care reform legislation enacted in March 2010, which increased the Medicaid rebate rate from 15.1% to 23.1%, the number of individuals eligible to participate in the Medicaid program and the amount of discounts from the coverage gap discount program.

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

Service Revenues

From July 2008 through June 2010, Cubist promoted and provided other support for MERREM® I.V. in the U.S. under a commercial services agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010. Service revenues relating to MERREM I.V. for the nine months ended September 30, 2010, were $8.5 million.

On April 5, 2011, the Company entered into a co-promotion agreement with Optimer pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. DIFICID was approved by the U.S. Food and Drug Administration, or FDA, in May 2011 for the treatment of Clostridium difficile-associated diarrhea. Under the terms of the co-promotion agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other health care institutions, participate on joint committees and jointly provide medical affairs support for DIFICID. In addition, Optimer will be responsible for the sale and distribution of DIFICID in the U.S. The initial term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011. Optimer paid the Company a quarterly fee of $3.8 million in June 2011, of which $3.0 million was recognized as service revenue during the three and nine months ended September 30, 2011, and will pay the Company quarterly payments of $3.8 million, or $30.0 million in the aggregate, during the term of the agreement. The Company assessed the co-promotion agreement under the accounting guidance on revenue recognition for multiple-element arrangements. The deliverables under the co-promotion agreement with Optimer include co-promotion of DIFICID, participation in joint committees and providing medical affairs support for DIFICID. Each identified deliverable within the arrangement was determined to be a separate unit of accounting, and the performance period of each deliverable was deemed to be the term of the co-promotion agreement. There are no performance obligations extending beyond the term of the arrangement. As a result, the Company will recognize the service fees ratably over the performance period ending July 31, 2013.

Cubist is also eligible to receive: (a) an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed-upon annual sales targets are achieved; and (b) a portion of Optimer’s gross profits derived from net sales above the specified annual targets, if any. The co-promotion agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms. Each of Optimer and Cubist may terminate the co-promotion agreement prior to expiration upon the uncured material breach of the co-promotion agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the U.S. are below specified levels, subject to certain limitations. Optimer may terminate the co-promotion agreement, subject to certain limitations, if (i) Optimer withdraws DIFICID from the market in the U.S., (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Cubist undertakes certain restructuring activities with respect to its sales force. Cubist may terminate the co-promotion agreement, subject to certain limitations, if (i) Optimer experiences certain supply failures in relation to the demand for DIFICID in the U.S., (ii) Optimer is acquired by certain types of entities, including competitors of Cubist, (iii) certain market events occur related to CUBICIN in the U.S., or (iv) Optimer fails to comply with applicable laws in performing its obligations.

Other Revenues

Other revenues include revenues related to upfront license payments, license fees and milestone payments received through Cubist’s license, collaboration and commercialization agreements. The Company analyzes its multiple-deliverable arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

Multiple-Element Arrangements

On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. The Company entered into the co-promotion agreement with Optimer in April 2011, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements, as noted above. Cubist’s other existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

Milestones

On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which the Company has continuing performance obligations. Consideration for events that meet the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are therefore deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. The adoption of this guidance does not materially change the Company’s previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments.

In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. On July 1, 2011, Merck received regulatory approval of CUBICIN in Japan, which triggered a $6.0 million milestone payment to Cubist. The milestone was assessed under the accounting guidance for the milestone method of revenue recognition and was not deemed to be substantive and, therefore, approximately $1.9 million was recognized as other revenue during the three months ended September 30, 2011. The remainder of the milestone payment will be amortized to other revenues over the performance period ending January 2021. Cubist may receive up to $32.5 million in additional payments upon Merck achieving certain sales milestones. Merck commenced the commercial launch of CUBICIN in September 2011 through its wholly-owned subsidiary, MSD Japan.

In December 2006, Cubist entered into a license agreement with AstraZeneca AB for the development and commercialization of CUBICIN in China and certain other countries in Asia (excluding Japan, Taiwan and Korea), the Middle East and Africa that had not been covered by previously-existing CUBICIN international partnering agreements. Cubist may receive payments of up to $4.5 million and $14.0 million upon AstraZeneca AB achieving certain regulatory and sales milestones, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income, basic	$24,235	$31,228	$26,205	$79,775
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	772	—	2,368	—
Debt issuance costs related to 2.50% Notes, net of tax	125	—	374	—
Debt discount amortization related to 2.50% Notes, net of tax	1,091	—	3,219	—
Interest on 2.25% Notes, net of tax	157	1,022	—	3,020
Debt issuance costs related to 2.25% Notes, net of tax	28	136	—	402
Debt discount amortization related to 2.25% Notes, net of tax	471	2,194	—	6,348
Net income, diluted	$26,879	$34,580	$32,166	$89,545

Shares used in calculating basic net income per common share	61,238,131	59,047,880	60,411,324	58,621,263
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,317,230	982,750	1,999,326	942,156
2.50% Notes convertible into shares of common stock	15,424,155	—	15,424,155	—
2.25% Notes convertible into shares of common stock	3,549,377	9,749,430	—	9,749,430
Shares used in calculating diluted net income per common share	82,528,893	69,780,060	77,834,805	69,312,849

Net income per share, basic	$0.40	$0.53	$0.43	$1.36
Net income per share, diluted	$0.33	$0.50	$0.41	$1.29

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Options to purchase shares of common stock and RSUs	1,849,813	3,920,284	2,040,507	3,872,697
2.25% Notes convertible into shares of common stock	—	—	3,549,377	—

Comprehensive Income

During the three and nine months ended September 30, 2011 and 2010, comprehensive income included the Company’s net income as well as increases in unrealized gains and losses on the Company’s available-for-sale securities.

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$24,235	$31,228	$26,205	$79,775
Increase in unrealized loss on auction rate securities	—	—	—	(237)
Other unrealized investment (losses) gains	(333)	548	(480)	510
Total comprehensive income	$23,902	$31,776	$25,725	$80,048

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of September 30, 2011, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. On October 24, 2011, Cubist entered into an Agreement and Plan of Merger, or Merger Agreement, to acquire all of the outstanding shares of Adolor Corporation, or Adolor, which occurred after September 30, 2011, and is considered a nonrecognizable subsequent event. See Note M., “Subsequent Event,” for additional information.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendments permit a company to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a company’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption to have any impact on its consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating the impact of these amendments on its financial statements and related disclosures.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at September 30, 2011:
Bank deposits	$81,008	$—	$—	$81,008
U.S. treasury securities	102,146	68	(1)	102,213
Federal agencies	51,549	—	(6)	51,543
Corporate and municipal notes	446,874	4	(468)	446,410
Total	$681,577	$72	$(475)	$681,174

Balance at December 31, 2010:
Bank deposits	$10,000	$—	$—	$10,000
U.S. treasury securities	110,513	106	(6)	110,613
Federal agencies	47,149	7	(2)	47,154
Corporate notes	339,200	162	(186)	339,176
Total	$506,862	$275	$(194)	$506,943

The following table contains information regarding the range of contractual maturities of the Company’s short-term and long-term investments (in thousands):

	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$681,577	$681,174	$486,819	$486,842
1-2 years	—	—	20,043	20,101
Total	$681,577	$681,174	$506,862	$506,943

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certain bank deposits with original maturities of more than 90 days are not considered available-for-sale securities and are not included in the tables above. See Note A., “Basis of Presentation and Accounting Policies,” and Note C., “Fair Value Measurements,” for additional information.

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

There were no transfers between fair value measurement levels 1 and 2 during the three and nine months ended September 30, 2011.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, are classified in the table below into one of the three categories described above:

	September 30, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$81,008	$—	$81,008
U.S. treasury securities	102,213	—	—	102,213
Federal agencies	51,543	—	—	51,543
Corporate and municipal notes	—	480,858	—	480,858
Total assets	$153,756	$561,866	$—	$715,622
Liabilities
Contingent consideration	$—	$—	$131,480	$131,480
Total liabilities	$—	$—	$131,480	$131,480

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$10,000	$—	$10,000
U.S. treasury securities	150,111	—	—	150,111
Federal agencies	47,154	—	—	47,154
Corporate notes	—	391,027	—	391,027
Total assets	$197,265	$401,027	$—	$598,292
Liabilities
Contingent consideration	$—	$—	$86,497	$86,497
Total liabilities	$—	$—	$86,497	$86,497

The Company revised its fair value table as of December 31, 2010, to remove approximately $146.2 million of bank deposits classified as cash and cash equivalents that are not subject to the accounting guidance for fair value measurements. This revision had no impact on Cubist’s results of operations or financial condition as of September 30, 2011 and December 30, 2010.

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

Level 3 Roll-forward

The table below provides a reconciliation of fair value for which the Company used Level 3 inputs:

Contingent Consideration
(in thousands)
Balance at December 31, 2010	$86,497
Contingent consideration expense	84,983
Contingent consideration payment	(40,000)
Balance at September 30, 2011	$131,480

Contingent Consideration

Contingent consideration relates to potential amounts payable by the Company to the former stockholders of Calixa upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201 in connection with the Company’s acquisition of Calixa. As of September 30, 2011 and December 31, 2010, the fair value of the contingent consideration liability was estimated to be $131.5 million and $86.5 million, respectively, and was determined based on a probability-weighted income approach. This valuation takes into account various assumptions, including the probabilities associated with successfully completing clinical trials, obtaining regulatory approval, the commercial success of the product and the period in which these milestones are achieved, as well as a discount rate of 5.25%, which represents a pre-tax working capital rate. This valuation was developed using assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained.

First patient enrollment in Phase 3 clinical trials for cUTI occurred in July 2011 and triggered a $40.0 million milestone payment, which Cubist paid to Calixa’s former stockholders during the three months ended September 30, 2011. Cubist may be required to make up to an additional $250.0 million of undiscounted payments to the former stockholders of Calixa, including a milestone payment of $30.0 million related to first patient enrollment in a Phase 3 clinical trial for cIAI, which is expected to be achieved in the fourth quarter of 2011. The decrease of $37.9 million in the fair value of the contingent consideration liability during the three months ended September 30, 2011, is the result of the $40.0 million milestone payment discussed above, partially offset by $2.1 million of contingent consideration expense recorded primarily as a result of the time value of money. The increase of $45.0 million in the fair value of the contingent consideration liability during the nine months ended September 30, 2011, is primarily the result of an increase in the probabilities of success of certain milestones during the second quarter of 2011, partially offset by the $40.0 million milestone payment. The probability of achieving the first patient enrollment milestone for the Phase 3 clinical trial for cUTI was increased to 100% as a result of the commencement of the trial, and the probability of achieving the first patient enrollment milestone for cIAI was increased to approximately 100%. The probabilities of success for subsequent associated milestones used in estimating fair value were also increased as a result of receiving positive top-line results from the Phase 2 clinical trial of CXA-201 as a potential treatment for cIAI. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for hospital-acquired and ventilator-associated bacterial pneumonia in 2012 and the resulting fair value of the associated milestone were increased. This milestone would be satisfied by enrollment in such a trial to support a filing for marketing approval in either the U.S. or the European Union.

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

D.            PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2011	2010
	(in thousands)
Land and buildings	$118,711	$62,134
Leasehold improvements	—	11,650
Laboratory equipment	29,065	26,943
Furniture and fixtures	2,504	2,472
Computer hardware and software	21,250	20,009
Construction-in-progress	41,849	11,662
	213,379	134,870
Less: accumulated depreciation	(55,085)	(52,436)
Property and equipment, net	$158,294	$82,434

Depreciation expense was $2.2 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense was $7.0 million and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively. Property and equipment additions during the three and nine months ended September 30, 2011, related to both the construction-in-progress for the continued expansion of the Company’s principal headquarters and research laboratory and related facilities at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden, and the purchase of the building and land at 45-55 Hayden Avenue, Lexington, Massachusetts, or 45-55 Hayden, that was acquired in July 2011.

The property at 45-55 Hayden, which consists of land and approximately 210,000 square feet of primarily office space, is adjacent to the property that Cubist owns at 65 Hayden. Prior to the acquisition, Cubist leased approximately 178,000 square feet of space in the 45-55 Hayden building. The leases terminated upon the closing of the acquisition. Pursuant to the agreement of purchase and sale, Cubist paid $53.5 million, before adjustments, to acquire 45-55 Hayden, which approximated its fair value. The Company allocated $12.1 million and $44.8 million of the total acquisition cost of $56.9 million, which includes a net adjustment for existing leasehold improvements that were incorporated in the total acquisition cost, to the land and building, respectively, based on the relative fair value at the date of acquisition. The acquisition was funded from the Company’s existing cash balances.

E.              GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s goodwill balance remained unchanged as of September 30, 2011, as compared to December 31, 2010. As of September 30, 2011, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s only reporting unit. See Note J., “Segment Information,” for additional information.

Other intangible assets, net consisted of the following at:

		September 30,	December 31,
		2011	2010
		(in thousands)
Patents		$2,627	$2,627
Manufacturing rights		2,500	2,500
Acquired technology rights		28,500	28,500
Intellectual property and processes and other intangible assets		5,388	5,388
		39,015	39,015
Less:	accumulated amortization – patents	(2,353)	(2,307)
	accumulated amortization – manufacturing rights	(2,500)	(2,500)
	accumulated amortization – acquired technology rights	(16,827)	(14,983)
	accumulated amortization – intellectual property	(5,388)	(5,380)
Intangible assets, net		$11,947	$13,845

Amortization expense was $0.6 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated aggregate amortization of intangible assets as of September 30, 2011, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2011	$622
2012	2,521
2013	2,521
2014	2,521
2015	2,521
2016 and thereafter	1,241
$11,947

F.              DEBT

Debt is comprised of the following amounts at:

	September 30,	December 31,
	2011	2010
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(99,314)	(108,899)
Net carrying amount of the liability component of the 2.50% Notes	350,686	341,101

Total 2.25% Notes outstanding at the end of the period	109,218	109,218
Unamortized discount	(10,397)	(14,519)
Net carrying amount of the liability component of the 2.25% Notes	98,821	94,699

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$449,507	$435,800

2.50% Notes

In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2.50% Notes due November 2017, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option, to the note holders that requested the conversion. Interest is payable to the note holders on each May 1st and November 1st, beginning May 1, 2011. As of September 30, 2011, the “if-converted value” exceeded the principal amount of the 2.50% Notes by $94.8 million.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.50% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of the 2.50% Notes was recognized as a debt discount and is amortized to the condensed consolidated statements of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.50% Notes, resulting in an amortization period ending November 1, 2017. The net carrying value of the equity component of the 2.50% Notes as of both September 30, 2011 and December 31, 2010, was $66.4 million. The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the 2.50% Notes. For the three and nine months ended September 30, 2011, the effective interest rate on the liability component of the 2.50% Notes was 7.0%. The fair value of the $450.0 million aggregate principal amount of the outstanding 2.50% Notes was estimated to be $614.3 million as of September 30, 2011, and was determined using a quoted market rate.

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

In October 2010, the Company used a portion of the net proceeds from the issuance of the 2.50% Notes to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of the 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt plus accrued interest and transaction fees. These repurchases reduced Cubist’s fully-diluted shares of common stock by approximately 6,200,053 shares. The remaining shares attributable to the 2.25% Notes could potentially dilute the Company’s shares of common stock outstanding if converted. As of September 30, 2011, the “if-converted value” exceeded the principal amount of the 2.25% Notes by $16.1 million.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.25% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component was recognized as a debt discount and is amortized to the condensed consolidated statements of income over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. The net carrying value of the equity component of the 2.25% Notes as of September 30, 2011 and December 31, 2010, was $42.5 million. The unamortized discount on the liability component is being amortized to interest expense using the effective interest method over the term of the note. For the three and nine months ended September 30, 2011 and 2010, the effective interest rate on the liability component of the 2.25% Notes was approximately 8.4%. The fair value of the $109.2 million aggregate principal amount of the outstanding 2.25% Notes was estimated to be $137.3 million as of September 30, 2011, and was determined using a quoted market rate.

The table below summarizes the interest expense the Company incurred on its 2.50% Notes and 2.25% Notes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Contractual interest coupon payment	$3,427	$1,687	$10,290	$5,063
Amortization of discount on debt	4,653	3,622	13,707	10,642
Amortization of the liability component of the debt issuance costs	457	225	1,371	674
Capitalized interest	(659)	—	(1,783)	—
Total interest expense	$7,878	$5,534	$23,585	$16,379

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, Cubist may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. Any amounts borrowed under the facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of September 30, 2011 or December 31, 2010.

G.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2011	2010
	(in thousands)
Accrued royalty	$32,349	$49,212
Accrued Medicaid and Medicare rebates	12,834	6,279
Accrued benefit costs	6,372	4,499
Accrued bonus	9,266	10,187
Accrued clinical trials	6,487	4,338
Accrued incentive compensation	4,161	3,687
Accrued interest	5,392	2,153
Other accrued costs	16,878	13,172
Accrued liabilities	$93,739	$93,527

Accrued royalties are comprised of royalties owed on net sales of CUBICIN under Cubist’s license agreement with Eli Lilly & Co., or Eli Lilly. Accrued royalties decreased at September 30, 2011, as compared to December 31, 2010, due to the semi-annual royalty payment made to Eli Lilly in August 2011.

H.            INVENTORY

Inventories consisted of the following at:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$10,838	$7,692
Work-in-process	6,251	7,056
Finished goods	4,651	9,076
Inventory	$21,740	$23,824

In September 2011, the Company was notified by one of its third-party, fill-finish manufacturers that certain inventory batches did not meet specification and were unsaleable. The Company disposed of the work-in-process inventory and recorded a write-off of $4.7 million, which was included within cost of product revenues for the three and nine months ended September 30, 2011.

I.                 EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$66	$98	$160	$363
Research and development	1,875	1,300	4,675	3,774
Selling, general and administrative	3,534	2,629	9,135	7,801
Total stock-based compensation	5,475	4,027	13,970	11,938
Income tax effect	(2,081)	(1,588)	(5,308)	(4,817)
After-tax effect of stock-based compensation expense	$3,394	$2,439	$8,662	$7,121

General Option Information

A summary of option activity for the nine months ended September 30, 2011, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,319,258	$19.40
Granted	1,830,450	$33.82
Exercised	(1,774,174)	$18.56
Canceled	(296,713)	$25.27
Outstanding at September 30, 2011	9,078,821	$22.28

Vested and exercisable at September 30, 2011	5,575,466	$19.28

Weighted average grant-date fair value of options granted during the period		$12.40

RSU Information

A summary of RSU activity for the nine months ended September 30, 2011, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	411,322	$19.86
Granted	366,904	$34.80
Vested	(110,856)	$19.58
Forfeited	(24,133)	$21.17
Nonvested at September 30, 2011	643,237	$28.38

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

K.            INCOME TAXES

The following table summarizes the Company’s effective tax rates and income tax provisions for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Effective tax rate	61.1%	39.3%	61.8%	39.5%
Provision for income taxes	$38,081	$20,225	$42,453	$52,045

The effective tax rates of 61.1% and 61.8% for the three and nine months ended September 30, 2011, respectively, differ from the U.S. federal statutory income tax rate of 35.0% and from the effective tax rates of 39.3% and 39.5% for the three and nine months ended September 30, 2010, respectively, primarily due to the impact of non-deductible contingent consideration expense. Contingent consideration expense recorded during the three and nine months ended September 30, 2011, impacted the effective tax rates by approximately 24.4% and 24.5%, respectively. During the three months ended September 30, 2011, the Company also recorded a discrete tax benefit of $3.1 million net of federal tax, related to the reduction in deferred state tax liabilities, as discussed below.

Certain stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. Although these additional tax benefits, or “windfalls”, are reflected in the net operating loss carryforwards in tax returns, pursuant to the guidance for accounting for stock-based compensation, the additional tax benefit associated with the windfall is recorded as a credit to equity as the benefits result in a reduction of current taxes. In addition, the Company’s accounting policy is to treat windfall benefits as the last tax attributes utilized. Therefore, deferred tax assets at December 31, 2010, do not reflect approximately $8.1 million of federal and state tax benefits related to stock compensation deductions on the basis that these excess tax benefits did not result in a decrease in the Company’s tax liability as of December 31, 2010.

The Company expects to fully utilize all tax credit carryforwards in 2011 and, therefore, with the exception of certain state tax benefits, all tax benefits related to stock-based compensation deductions will have resulted in a reduction in current taxes.  Accordingly, the Company has recorded a benefit of $13.2 million to additional paid-in capital related to these tax benefits during the nine months ended September 30, 2011, of which $5.3 million related to current year excess tax benefits in connection with stock-based compensation deductions.

During the first quarter of 2011, the Company made a decision to file amended state income tax returns for the years ended December 31, 2008 and 2009, and to file its 2010 state income tax returns using the same filing positions as the amended 2008 and 2009 returns. This decision resulted in an increase in the amount of uncertain tax positions of approximately $11.0 million for state tax purposes for the three months ended March 31, 2011. During the three months ended September 30, 2011, as a result of a change in circumstances impacting certain state tax filing positions related to years beginning in 2012, the Company reevaluated its uncertain tax positions and recognized a discrete tax benefit of $4.8 million, or $3.1 million net of federal tax, related to the reduction in deferred state tax liabilities, and maintained a reserve of approximately $5.4 million for uncertain tax positions as of September 30, 2011, related to prior years.

L. COMMITMENTS

Astellas Milestone

Cubist has an obligation to make milestone payments to Astellas Pharma, Inc., or Astellas, under the Astellas license agreement, as amended, in which the Company has exclusive rights to manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories and to develop such products in all territories of the world. Pursuant to the agreement, the Company made a $4.0 million development milestone payment to Astellas as a result of first patient enrollment in a Phase 3 clinical trial of CXA-201 for cUTI. This milestone payment was recorded as research and development expense within the condensed consolidated income statements for the three and nine months ended September 30, 2011. Remaining milestone payments to Astellas under the Astellas license agreement could total up to $40.0 million if certain specified development and sales events are achieved. The remaining potential development and sales milestone payments to Astellas will be expensed as incurred to research and development and cost of product revenues, respectively. In addition, if products covered by this license are successfully developed and commercialized in the territories, Cubist will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances.

M.   SUBSEQUENT EVENT

On October 24, 2011, the Company entered into the Merger Agreement to acquire all of the issued and outstanding shares of Adolor, a publicly-held biopharmaceutical company specializing in the discovery, development and commercialization of novel prescription pain and pain management products, in a cash transaction valued at up to $415.0 million, net of estimated cash acquired, based upon Adolor’s cash balances at September 30, 2011. Under the terms of the Merger Agreement, the Company will commence a tender offer to purchase all of the outstanding shares of Adolor’s common stock at a price of $4.25 per share in cash, or approximately $190.0 million on a fully-diluted basis, net of cash acquired. The aggregate cash to be paid is subject to adjustment based upon Adolor’s cash balance at the time of closing of the acquisition. In addition to the upfront cash payment, each Adolor stockholder will receive one contingent payment right, entitling the holder to receive additional cash payments of up to $4.50 for each share they own if certain regulatory approvals and/or commercialization milestones for ADL5945, Adolor’s lead development program for the treatment of chronic opioid-induced constipation, are achieved.

Consummation of the pending acquisition of Adolor is subject to various customary closing conditions, including but not limited to: (i) tender of a majority of the outstanding shares, on a fully diluted basis, into the tender offer; (ii) receipt of applicable regulatory approvals; and (iii) the absence of a material adverse change with respect to Adolor. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close in the fourth quarter of 2011. The Company expects to fund the acquisition of Adolor, if consummated, with its existing cash balances.

The actual timing of the pending acquisition of Adolor will depend on a number of factors, including the satisfaction of certain conditions set forth in the Merger Agreement, including those set forth above. There can be no assurance that the pending acquisition of Adolor will be consummated or that, if the transaction is consummated, the timing will be as described and as presently contemplated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference ‘‘forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as ‘‘may,” ‘‘will,” ‘‘could,” ‘‘should,” ‘‘would,” ‘‘expect,” ‘‘anticipate,” “plan,” “forecast,” ‘‘continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are inherently uncertain, and we caution you not to place considerable reliance on such statements. Our business is subject to substantial risks and uncertainties, including those identified in this report, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. We refer you to Item 1A., “Risk Factors,” in Part II of this report, which we incorporate herein by reference, for identification of important factors with respect to these risks and uncertainties. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•                  our expectations regarding our financial performance, including revenues, expenses, capital expenditures and income taxes;

•                  our expectations regarding the commercialization and manufacturing of CUBICIN® (daptomycin for injection);

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

•                  our expectations regarding advancing clinical development, filing for approval, including in which countries and regions we expect such filings to occur, and the commercialization of CXA-201 for its currently planned indications of complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP, our characterization of results received to date, including receipt of positive top-line results from our recently completed Phase 2 clinical trial of CXA-201 as a potential treatment for cIAI, and our estimates of potential future milestone payments to the former stockholders of Calixa Therapeutics Inc., or Calixa, based on such advancement of CXA-201;

•                  our expectations regarding the commercial success of DIFICIDTM;

•                  the continuation or termination of our collaborations and our other significant agreements and our ability to establish and maintain successful manufacturing, supply, sales and marketing, distribution and development collaborations and other arrangements;

•                  our expectations regarding the closing, and the timing of closing, of our planned acquisition of Adolor Corporation, or Adolor;

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

•                  our expectations regarding the timing and completion of the construction project to expand our principal headquarters and research laboratory and related facilities at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden;

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

•                  whether or not third parties other than Teva seek to market generic versions of CUBICIN or any other products that we commercialize in the future and the results of any litigation that we file to defend and/or assert our patents against such third parties;

•                  the effect that the results of ongoing or future clinical trials of CUBICIN may have on its acceptance in the medical community;

•                  whether our partners will receive, and the potential timing of, regulatory approvals or clearances to market CUBICIN in countries where it is not yet approved;

•                  in the case of our planned acquisition of Adolor, the failure to satisfy any of the closing conditions set forth in the Agreement and Plan of Merger, or Merger Agreement;

•                  the ability of our third-party manufacturers, including our single source provider of CUBICIN active pharmaceutical ingredient, or API, and our two finished drug product suppliers, to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with Good Manufacturing Practices, or GMPs, which are guidelines required by the U.S. Food and Drug Administration, or FDA, and other requirements of the regulatory approvals for CUBICIN, which include adherence to strictly-specified processes, in order to meet market demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners, and to do so at an acceptable cost;

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

•                  whether the FDA or comparable agencies around the world such as the European Medicines Agency, or EMA, issue guidelines that allow for a viable pathway for us to seek approvals for our drug candidates in the indications for which we hope to gain approvals; whether the FDA, EMA or comparable agencies around the world accept proposed clinical trial protocols in a timely manner for studies of our drug candidates; and our ability to execute successful, adequate and well-controlled clinical trials in a timely manner and other risks that may cause our trials to be delayed or stopped or compromise the integrity of the data from such trials;

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

•                  unexpected delays or expenses related to our pipeline programs or ongoing capital projects, including the expansion of our laboratories and related space at our 65 Hayden facility; and

•                  a variety of risks common to our industry, including ongoing regulatory review, public and investment community perception of the biopharmaceutical industry, statutory or regulatory changes including with respect to federal and state taxation, and our ability to attract and retain talented employees.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our business, of our product pipeline and of our performance during the three and nine months ended September 30, 2011.

•                  Results of Operations: This section provides a review of our results of operations for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. CUBICIN is, and our current drug product candidates, if granted marketing approval, are expected to be, used in the U.S. approximately equally in hospitals and other acute care settings, including home infusion and outpatient clinics. Outside of the U.S., where outpatient infusion is a less established practice, the use of CUBICIN is primarily in the hospital setting.

We had a total of $975.2 million in cash, cash equivalents and investments as of September 30, 2011, as compared to $909.9 million in cash, cash equivalents and investments as of December 31, 2010. As of September 30, 2011, we had an accumulated deficit of $111.1 million.

On October 24, 2011, we entered into the Merger Agreement with Adolor, a publicly-held biopharmaceutical company specializing in the discovery, development and commercialization of novel prescription pain and pain management products, in a cash transaction valued at up to $415.0 million, net of estimated cash acquired, based upon Adolor’s cash balances at September 30, 2011. Under the terms of the Merger Agreement, we will commence a tender offer to purchase all of the outstanding shares of Adolor’s common stock at a price of $4.25 per share in cash, or approximately $190.0 million on a fully-diluted basis, net of cash acquired. The aggregate cash to be paid is subject to adjustment based upon Adolor’s cash balance at the time of closing of the acquisition. In addition to the upfront cash payment, each Adolor stockholder will receive one contingent payment right, entitling the holder to receive additional cash payments of up to $4.50 for each share they own if certain regulatory approvals and/or commercialization milestones for ADL5945, Adolor’s lead development program for the treatment of chronic opioid-induced constipation, are achieved.

Consummation of the pending acquisition of Adolor is subject to various customary closing conditions. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close in the fourth quarter of 2011. We expect to fund the acquisition of Adolor, if consummated, with our existing cash balances. See Note M., “Subsequent Event,” in the accompanying notes to the condensed consolidated financial statements for additional information.

During the nine months ended September 30, 2011, we recognized $85.0 million of contingent consideration expense related to increasing the fair value of our contingent consideration liability, which resulted in a net loss of $20.6 million during the second quarter of 2011. See the “Results of Operations” and “Commitments and Contingencies” sections of this MD&A for additional information. The following table is a summary of our financial results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Net worldwide CUBICIN revenues	$196.2	$160.5	$534.5	$463.7
Net income	$24.2	$31.2	$26.2	$79.8
Basic net income per common share	$0.40	$0.53	$0.43	$1.36
Diluted net income per common share	$0.33	$0.50	$0.41	$1.29

CUBICIN. We currently derive substantially all of our revenues from CUBICIN, which we launched in the U.S. in November 2003. We commercialize CUBICIN on our own in the U.S. and have established distribution agreements with other companies for commercialization of CUBICIN in countries outside the U.S. CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with activity against certain Gram-positive organisms, including MRSA. CUBICIN is approved in the U.S. for the treatment of complicated skin and skin structure infections, or cSSSI, caused by S. aureus, and certain other Gram-positive bacteria, and for S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis, or RIE, caused by methicillin-susceptible and methicillin-resistant isolates. In the European Union, or EU, CUBICIN is approved for the treatment of complicated skin and soft tissue infections, or cSSTI, where the presence of susceptible Gram-positive bacteria is confirmed or suspected and for RIE due to S. aureus bacteremia and S. aureus bacteremia associated with RIE or cSSTI. CUBICIN has received similar approvals in other parts of the world as well and is now marketed in a total of 52 countries globally. In September 2011, Merck & Co., Inc., or Merck, commenced the commercial launch of CUBICIN in Japan through its wholly-owned subsidiary, MSD Japan.

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

•                  our ability to secure sufficient quantities of CUBICIN API and drug product to meet U.S. and worldwide demand, including our obligations to supply CUBICIN to our international distribution partners;

•                  changes in private and governmental reimbursement levels for CUBICIN; and

•                  higher discounts, rebate levels, branded drug fees and other payments for sales under federal government programs due to health care reform or other government initiatives.

On April 4, 2011, we entered into a settlement and license agreement, or settlement agreement, with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an Abbreviated New Drug application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, as applying to our New Drug Application, or NDA, covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. In September 2011, we listed in the Orange Book under our NDA covering CUBICIN another patent, U.S. Patent 8,003,673, which was granted on August 23, 2011, and expires on September 4, 2028. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party.

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

DIFICID. On April 5, 2011, we entered into a co-promotion agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. DIFICID was approved by the FDA in May 2011 for the treatment of Clostridium difficile-associated diarrhea, or CDAD. Under the terms of the co-promotion agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other health care institutions, participate on joint committees and jointly provide medical affairs support for DIFICID. Under the terms of the co-promotion agreement, Optimer will be responsible for the sale and distribution of DIFICID in the U.S. The initial term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011. Optimer paid us a quarterly fee of $3.8 million in June 2011, of which $3.0 million was recognized as service revenue during the three and nine months ended September 30, 2011, and will pay us quarterly payments of $3.8 million, or $30.0 million in the aggregate, during the term of the agreement. Service fees under the co-promotion will be recognized ratably over the term of the co-promotion agreement ending July 31, 2013. Cubist is also eligible to receive: (a) an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed-upon annual sales targets are achieved; and (b) a portion of Optimer’s gross profits derived from net sales above the specified annual targets, if any. The co-promotion agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms. Each of Optimer and Cubist may terminate the co-promotion agreement prior to expiration upon the uncured material breach of the co-promotion agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the U.S. are below specified levels, subject to certain limitations. Optimer may terminate the co-promotion agreement, subject to certain limitations, if (i) Optimer withdraws DIFICID from the market in the U.S., (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to CUBICIN in the U.S., or (v) Cubist undertakes certain restructuring activities with respect to its sales force. Cubist may terminate the co-promotion agreement, subject to certain limitations, if (i) Optimer experiences certain supply failures in relation to the demand for DIFICID in the U.S., (ii) Optimer is acquired by certain types of entities, including competitors of Cubist, (iii) certain market events occur related to CUBICIN in the U.S., or (iv) Optimer fails to comply with applicable laws in performing its obligations.

Product Pipeline.  We are building a pipeline of acute care therapies through our business development efforts and progressing compounds into clinical development that we have developed internally.

CXA-201.  In December 2009, we acquired Calixa and with it, rights to CXA-201, an I.V. combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas Pharma, Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. Under the Astellas license agreement, as amended, we have the exclusive rights to manufacture, market and sell any eventual products which incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. We are developing CXA-201 as a first-line therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multidrug resistant P. aeruginosa. In June 2011, we received positive top-line results from our recently-completed Phase 2 trial of CXA-201 as a potential treatment for cIAI. This multicenter, double-blind, randomized study compared the safety and efficacy of CXA-201 and metronidazole to an active comparator in patients with cIAI. In August 2011, we enrolled the first patient in the Phase 3 clinical trials of CXA-201as a potential treatment for cUTI, and we expect to enroll the first patient in Phase 3 clinical trials of CXA-201 as a potential treatment for cIAI in the fourth quarter of 2011. We plan to file an NDA for both cUTI and cIAI by the end of 2013, assuming positive Phase 3 clinical trial results in both indications. We also are planning to pursue the development of CXA-201 as a potential treatment for HABP and VABP and expect to begin Phase 3 clinical trials of CXA-201 in these indications in 2012.

CB-183,315.  CB-183,315 is a potent, oral, bactericidal lipopeptide with rapid in vitro bactericidal activity against C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. In June 2011, we received positive top-line results from our Phase 2 clinical trial of CB-183,315 as a potential treatment for CDAD, and in September 2011, we made a decision to advance CB-183,315 into Phase 3 and expect to initiate these trials in the first half of 2012.

Pre-clinical programs.  We also are working on several pre-clinical programs, addressing areas of significant medical needs in the acute care area. These include therapies to treat various serious bacterial infections and agents to treat acute pain.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenues

The following table sets forth revenues for the periods presented:

	Three Months Ended September 30,
	2011	2010	% Change
	(in millions)
U.S. product revenues, net	$186.4	$154.5	21%
International product revenues	9.8	6.0	63%
Service revenues	3.0	—	N/A
Other revenues	2.5	1.6	59%
Total revenues, net	$201.7	$162.1	24%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $196.2 million for the three months ended September 30, 2011, as compared to $160.5 million for the three months ended September 30, 2010. Gross U.S. product revenues totaled $213.1 million and $173.8 million for the three months ended September 30, 2011 and 2010, respectively. The $39.3 million increase in gross U.S. product revenues was due to price increases of 6.9% and 5.5% for CUBICIN in January and July 2011, respectively, which resulted in $23.9 million of additional gross U.S. product revenues and to an increase of approximately 8.9% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $15.4 million. Gross U.S. product revenues are offset by provisions for sales returns, Medicaid rebates, chargebacks, discounts, wholesaler management fees and, commencing in January 2011, coverage gap discount program rebates, of $26.7 million and $19.3 million for the three months ended September 30, 2011 and 2010, respectively. The increase in provisions against gross product revenue was primarily driven by increases in Medicaid rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, contractual rebates also increased as a result of health care reform, which increased the Medicaid rebate rate from 15.1% to 23.1%, the number of individuals eligible to participate in the Medicaid program and the amount of discounts from the coverage gap discount program. International product revenues increased to $9.8 million for the three months ended September 30, 2011, from $6.0 million for the three months ended September 30, 2010, primarily related to an increase in amounts due to us from Novartis AG, or Novartis, for selling CUBICIN to Novartis for sale in the EU and royalty payments from Novartis based on CUBICIN net sales in the EU.

Service Revenues

For the three months ended September 30, 2011, service revenues were $3.0 million, which represents the ratable recognition of the service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011, as described in the “Overview” section of this MD&A.

Other Revenues

For the three months ended September 30, 2011, other revenues were $2.5 million, which includes a cumulative adjustment under the contingency-adjusted performance model of a $6.0 million milestone under our agreement with Merck related to the receipt of regulatory approval of CUBICIN in Japan. The remainder of the milestone payment was recognized as deferred revenue and will be amortized to other revenues over the performance period ending January 2021.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended September 30,
	2011	2010	% Change
	(in millions)
Cost of product revenues	$48.4	$37.0	31%
Research and development	46.2	36.9	25%
Contingent consideration	2.1	1.1	89%
Selling, general and administrative	35.9	34.9	3%
Total costs and expenses	$132.6	$109.9	21%

Cost of Product Revenues

Cost of product revenues were $48.4 million and $37.0 million for the three months ended September 30, 2011 and 2010, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, is primarily attributable to the increase of sales of CUBICIN. Our gross margin for the three months ended September 30, 2011 and 2010, was 75% and 77%, respectively. The decrease in our gross margin during the three months ended September 30, 2011, was primarily the result of a net write-off of $4.7 million of work-in-process inventory identified by one of our third-party fill-finish manufacturers which did not meet specification and was unsaleable. The write-off was included within cost of product revenues during the three months ended September 30, 2011.

Research and Development Expense

Research and development expense was $46.2 million for the three months ended September 30, 2011, as compared to $36.9 million for the three months ended September 30, 2010. The increase in research and development expenses is due primarily to $4.0 million of milestone expense related to a development milestone we paid to Astellas as a result of first patient enrollment for cUTI, $3.2 million in clinical trial expenses primarily related to CXA-201and CUBICIN and $1.4 million in manufacturing process development expenses to support CXA-201 Phase 3 clinical trials and anticipated CB-183,315 Phase 3 clinical trials.

Contingent Consideration Expense

Contingent consideration expense was $2.1 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. This expense represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009. The change in fair value for the three months ended September 30, 2011, is primarily due to the time value of money.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved. Such changes could materially impact our results of operations in future periods.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2011, was $35.9 million, as compared to $34.9 million for the three months ended September 30, 2010. The increase is primarily due to an increase of $2.4 million in employee-related expenses due to an increase in headcount, partially offset by a decrease in legal expenses as a result of the settlement of the patent infringement litigation with Teva and its affiliates in April 2011.

Other Income (Expense), net

The following table sets forth other income (expense), net for the periods presented:

	Three Months Ended September 30,
	2011	2010	% Change
	(in millions)
Interest income	$0.6	$1.0	-44%
Interest expense	(7.9)	(5.5)	42%
Other income	0.5	3.8	-88%
Total other income (expense), net	$(6.8)	$(0.7)	905%

Interest Income

Interest income for the three months ended September 30, 2011, was $0.6 million as compared to $1.0 million for the three months ended September 30, 2010. The decrease in interest income is primarily due to lower interest rates on our cash, cash equivalents and investments during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Interest Expense

Interest expense for the three months ended September 30, 2011, was $7.9 million as compared to $5.5 million for the three months ended September 30, 2010. The increase in interest expense is due to the issuance of $450.0 million aggregate principal amount of our 2.50% convertible senior notes due in November 2017, or 2.50% Notes, in October 2010, which is accounted for under the accounting guidance for debt with conversion and other options, partially offset by the concurrent repurchase of $190.8 million aggregate principal amount of our 2.25% convertible subordinated notes due in June 2013, or 2.25% Notes. See Note F., “Debt,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Other Income (Expense)

Other income (expense) was $0.5 million of income for the three months ended September 30, 2011, as compared to $3.8 million for the three months ended September 30, 2010. The decrease in other income primarily relates to unrealized gains from our auction rate securities we owned during the three months ended September 30, 2010, which we subsequently sold in December 2010.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Three Months Ended September 30,
	2011	2010
	(in millions, except percentages)

Effective tax rate	61.1%	39.3%
Provision for income taxes	$38.1	$20.2

The effective tax rate of 61.1% for the three months ended September 30, 2011, differs from the U.S. federal statutory income tax rate of 35.0% and the effective tax rate of 39.3% for the three months ended September 30, 2010, primarily due to the impact of non-deductible contingent consideration expense. The impact of contingent consideration expense on the effective tax rate for the three months ended September 30, 2011, was approximately 24.4%. During the three months ended September 30, 2011, we also recorded a discrete tax benefit of $3.1 million, net of federal tax, related to the reduction in deferred state tax liabilities.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Revenues

The following table sets forth revenues for the periods presented:

	Nine Months Ended September 30,
	2011	2010	% Change
	(in millions)
U.S. product revenues, net	$508.7	$444.7	14%
International product revenues	25.8	19.0	36%
Service revenues	3.0	8.5	-64%
Other revenues	3.5	2.4	44%
Total revenues, net	$541.0	$474.6	14%

Product Revenues, net

Cubist’s net revenues from sales of CUBICIN, which consist of U.S. product revenues, net, and international product revenues, were $534.5 million for the nine months ended September 30, 2011, as compared to $463.7 million for the nine months ended September 30, 2010. Gross U.S. product revenues totaled $580.5 million and $492.9 million for the nine months ended September 30, 2011 and 2010, respectively. The $87.6 million increase in gross U.S. product revenues was due to price increases for CUBICIN of 6.9% in April 2010 and January 2011 and a price increase of 5.5% in July 2011, which resulted in $58.1 million of additional gross U.S. product revenues and to an increase of approximately 5.9% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $29.5 million. Gross U.S. product revenues are offset by provisions for sales returns, Medicaid rebates, chargebacks, discounts, wholesaler management fees and, commencing in January 2011, coverage gap discount program rebates, of $71.8 million and $48.2 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in provisions against gross product revenue was primarily driven by increases in Medicaid and coverage gap discount program rebates, chargebacks and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, contractual rebates also increased as a result of health care reform, which increased the Medicaid rebate rate from 15.1% to 23.1%, the number of individuals eligible to participate in the Medicaid program and the amount of discounts from the coverage gap discount program. International product revenues increased to $25.8 million for the nine months ended September 30, 2011, from $19.0 million for the nine months ended September 30, 2010, primarily related to an increase in amounts due to us from Novartis for selling CUBICIN to Novartis for sale in the EU and royalty payments from Novartis based on CUBICIN net sales in the EU.

Service Revenues

For the nine months ended September 30, 2011, service revenues were $3.0 million, which represents the ratable recognition of the service fee earned in accordance with the co-promotion agreement with Optimer, as described in the “Overview” section of this MD&A. Service revenues of $8.5 million for the nine months ended September 30, 2010, related to our exclusive agreement with AstraZeneca Pharmaceuticals, LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote and provide other support in the U.S. for MERREM® I.V. The agreement with AstraZeneca, as amended, expired in accordance with its terms at the end of June 2010.

Other Revenues

For the nine months ended September 30, 2011, other revenues were $3.5 million, which includes a cumulative adjustment under the contingency adjusted performance model of a $6.0 million milestone under our agreement with Merck related to the receipt of regulatory approval of CUBICIN in Japan. The remainder of the milestone payment was recognized as deferred revenue and will be amortized to other revenues over the performance period ending January 2021.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Nine Months Ended September 30,
	2011	2010	% Change
	(in millions)
Cost of product revenues	$123.9	$105.2	18%
Research and development	128.5	116.0	11%
Contingent consideration	85.0	3.8	2143%
Selling, general and administrative	114.4	106.5	7%
Total costs and expenses	$451.8	$331.5	36%

Cost of Product Revenues

Cost of product revenues were $123.9 million and $105.2 million for the nine months ended September 30, 2011 and 2010, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, is primarily attributable to the increase of sales of CUBICIN. Our gross margin for both the nine months ended September 30, 2011 and 2010, was 77%.

Research and Development Expense

Research and development expense was $128.5 million for the nine months ended September 30, 2011, as compared to $116.0 million for the nine months ended September 30, 2010. The increase in research and development expenses is due primarily to $5.5 million in clinical trial expenses related to CXA-201, $4.0 million of milestone expense related to a development milestone paid to Astellas as a result of first patient enrollment for cUTI, $2.9 million in manufacturing process development expenses to support CXA-201 Phase 3 clinical trials and anticipated CB-183,315 Phase 3 clinical trials and $2.4 million in employee-related expenses. These increases were partially offset by a decrease of $3.5 million in clinical studies primarily related to the discontinuation of our development of ecallantide in 2010.

Contingent Consideration Expense

Contingent consideration expense was $85.0 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively. This expense represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009. The change in fair value for the nine months ended September 30, 2011, is primarily due to an increase in the probability of achieving the first patient enrollment milestone for the Phase 3 clinical trial for cUTI to 100%, an increase in the probability of achieving the first patient enrollment milestone for the Phase 3 clinical trial for cIAI to approximately 100% and an increase in the probabilities of success for subsequent associated milestones, used in estimating fair value, in connection with receiving positive top-line results from our recently completed Phase 2 clinical trial of CXA-201 as a potential treatment for cIAI. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for HABP and VABP in 2012 and the resulting fair value of the associated milestone was increased.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended September 30, 2011, was $114.4 million, as compared to $106.5 million for the nine months ended September 30, 2010. The increase is primarily due to an increase of $7.4 million in employee-related expenses due to an increase in headcount, partially offset by a decrease in promotional expenses.

Other Income (Expense), net

The following table sets forth other income (expense), net for the periods presented:

	Nine Months Ended September 30,
	2011	2010	% Change
	(in millions)
Interest income	$2.0	$3.7	-45%
Interest expense	(23.6)	(16.4)	44%
Other income	1.0	1.3	-26%
Total other income (expense), net	$(20.6)	$(11.4)	81%

Interest Income

Interest income for the nine months ended September 30, 2011, was $2.0 million, as compared to $3.7 million for the nine months ended September 30, 2010. The decrease in interest income is primarily due to a decrease of $4.2 million related to lower interest rates on our cash, cash equivalents and investments, partially offset by an increase of $2.5 million related to a higher average cash, cash equivalents and investments balance during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Interest Expense

Interest expense for the nine months ended September 30, 2011, was $23.6 million as compared to $16.4 million for the nine months ended September 30, 2010. The increase in interest expense is due to the issuance of $450.0 million aggregate principal amount of our 2.50% Notes in October 2010, which is accounted for under the accounting guidance for debt with conversion and other options, partially offset by the concurrent repurchase of $190.8 million aggregate principal amount of our 2.25% Notes.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(in millions, except percentages)

Effective tax rate	61.8%	39.5%
Provision for income taxes	$42.5	$52.0

The effective tax rate of 61.8% for the nine months ended September 30, 2011, differs from the U.S. federal statutory income tax rate of 35.0% and the effective tax rate of 39.5% for the nine months ended September 30, 2010, primarily due to the impact of non-deductible contingent consideration expense. The impact of contingent consideration expense on the effective tax rate for the nine months ended September 30, 2011, was approximately 24.5%. During the nine months ended September 30, 2011, we also recorded a discrete tax benefit of $3.1 million, net of federal tax, related to the reduction in deferred state tax liabilities.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund substantially all of our cash requirements through the following methods:

•                  sales of CUBICIN in the U.S.;

•                  payments from our international CUBICIN partners, including payments related to license fees, royalty, transfer price for product supplied and milestone payments;

•                  payments from Optimer for our co-promotion of DIFICID in the U.S.; and

•                  equity and debt financings.

As of September 30, 2011, we had an accumulated deficit of $111.1 million. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN; for the development of our other drug candidates, particularly CXA-201 and CB-183,315; for investments in other product opportunities; for our business development activities; to enforce our intellectual property rights; and for construction and other expenses related to the expansion of our facility at 65 Hayden.

In July 2011, we completed the acquisition of the building and land located at 45 and 55 Hayden Avenue in Lexington, Massachusetts, or 45-55 Hayden. This property, which consists of land and approximately 210,000 square feet of primarily office space, is adjacent to the building and land that Cubist owns at 65 Hayden. Prior to the acquisition, we leased approximately 178,000 square feet of space at 45-55 Hayden. We made deposits of $1.0 million upon entering into the purchase and sale agreement in June 2011 and paid the remaining $51.5 million, after adjustments, in July 2011 upon closing the acquisition, which we funded from our existing cash balances. See Note D., “Property and Equipment, Net,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Our total cash, cash equivalents and investments at September 30, 2011, was $975.2 million as compared to $909.9 million at December 31, 2010. Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses; debt obligations of $559.2 million; contingent payments under our license and collaboration agreements and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets were to be constrained at the time we require funding.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011, was $128.6 million, as compared to $111.2 million for the nine months ended September 30, 2010. Net cash provided by operating activities for the nine months ended September 30, 2011, was impacted by a $40.0 million milestone payment to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cUTI, of which $23.2 million was included within net cash provided by operating activities, as it relates to an increase in the fair value of the milestone payment as compared to the acquisition-date fair value. Net cash provided by operating activities was also impacted by a $36.4 million increase in working capital, which is primarily due to a decrease of $16.3 million in prepaid income taxes as compared to the nine months ended September 30, 2010. Prepaid income taxes at September 30, 2010, related to a reduction of income taxes payable as a result of excess tax benefits related to stock-based awards. In addition, working capital was impacted by increases in accrued Medicaid rebates and accrued royalties due to an increase in sales of CUBICIN during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010, was $310.1 million and $110.5 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2011, primarily consisted of the purchase of $1.1 billion of investments, partially offset by proceeds of $879.0 million from our investments. In addition, net cash used in investing activities was impacted by $89.9 million of purchases of property and equipment primarily related to the acquisition of 45-55 Hayden and costs incurred for the expansion of our facility at 65 Hayden. Net cash used in investing activities for the nine months ended September 30, 2010, primarily consisted of the purchase of $414.9 million of investments, partially offset by proceeds of $316.2 million from our investments, as well as $11.8 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010, was $31.9 million and $13.1 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2011, included $35.5 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $13.2 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. This was partially offset by a $40.0 million milestone payment to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cUTI, of which the acquisition-date fair value of $16.8 million was included within net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2010, included $13.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan and a $19.3 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards, partially offset by a $20.0 million milestone payment to Calixa’s former stockholders as a result of completing the Phase 2 clinical trial of CXA-101 for cUTI and meeting all study objectives. See the “Commitments and Contingencies — Contingent Consideration” section in this MD&A for additional information about our contingent consideration milestone payments and obligations.

Credit Facility

In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. Any amounts borrowed under the facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of September 30, 2011 or December 31, 2010.

Repurchases of Common Stock or 2.50% Notes and 2.25% Notes Outstanding

From time to time, our Board of Directors, or Board, may authorize us to repurchase shares of our common stock, our outstanding 2.25% Notes due in June 2013 and/or our 2.50% Notes due November 2017 in privately negotiated transactions, or publicly announced programs. If and when our Board should determine to authorize any such action, it would be on terms and under market conditions that the Board determines are in our best interests. Any such repurchases could deplete some of our cash resources.

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

Business Agreements

On October 24, 2011, we entered into the Merger Agreement with Adolor, in which we agreed, subject to the satisfaction of the closing conditions set forth in the Merger Agreement, to purchase all of its issued and outstanding shares. See Note M., “Subsequent Event,” in the accompanying notes to the condensed consolidated financial statements for additional information.

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

Contingent Consideration

If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. In June 2010, we completed the Phase 2 clinical trial of CXA-101 for cUTI and all study objectives were met, resulting in our making a $20.0 million milestone payment to Calixa’s former stockholders. First patient enrollment in Phase 3 clinical trials for cUTI triggered a $40.0 million milestone payment, which we paid to Calixa’s former stockholders during the three months ended September 30, 2011. In accordance with accounting for business combinations guidance, this contingent consideration liability is required to be recognized on our condensed consolidated balance sheets at fair value. We may be required to make up to an additional $250.0 million of undiscounted payments to the former stockholders of Calixa, including a milestone payment of $30.0 million related to first patient enrollment in Phase 3 clinical trials for cIAI, which is expected to be achieved in the fourth quarter of 2011. See Note C., “Fair Value Measurements,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved, and a discount rate. The use of different assumptions could result in a materially different estimate of fair value. As of September 30, 2011, the contingent consideration related to the Calixa acquisition is our only financial liability measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value.

Pursuant to our license agreement with Astellas, we also made a $4.0 million development milestone payment to Astellas during the three months ended September 30, 2011, as a result of first patient enrollment in a Phase 3 clinical trial of CXA-201 for cUTI. Remaining milestone payments could total up to $40.0 million if certain specified development and sales events are achieved. See Note L., “Commitments,” in the accompanying notes to the condensed consolidated financial statements for additional information.

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

Revenue Recognition

Multiple-Element Arrangements

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We entered into the co-promotion agreement with Optimer in April 2011, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for additional information. Our existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

Milestones

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Consideration for events that meet the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either Cubist’s performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are therefore deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Except as noted above, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 23, 2011, the date we filed our 2010 Form 10-K. For more information on our critical accounting policies, refer to our 2010 Form 10-K.

Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendments permit a company to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a company’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect the adoption to have any impact on our consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the impact of these amendments on our financial statements and related disclosures.

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

As of September 30, 2011, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $137.3 million and $614.3 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease approximately $0.6 million and $4.6 million, respectively, as of September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S., particularly as the market into which CUBICIN is sold has shown no growth recently, and economic problems persist, leading to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower-cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals. CUBICIN also faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies, including an inexpensive generic product in vancomycin and two recently approved drugs, one which was launched commercially in January 2011 by Forest Laboratories, Inc., or Forest. CUBICIN will likely in the future compete with other drugs that are currently in late-stage clinical development.

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

•                  the ability of our third-party manufacturers, including our single source provider of CUBICIN API and our two finished drug product suppliers, to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with GMPs and other requirements of the regulatory approvals for CUBICIN and to do so in accordance with a schedule to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners and to do so at an acceptable cost;

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

As of September 30, 2011, CUBICIN had been approved or received an import license in more than 72 countries outside of the U.S. and is being marketed by our international partners in 51 of these countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN or our drug candidates and research technologies.

CUBICIN Patents/Teva Litigation Settlement.  The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration and methods of manufacture of CUBICIN. We cannot be sure that patents will be granted to us or to our international licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is dependent primarily upon one product, which in our case is CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed. On April 4, 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by

Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018.  The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection.  The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN.  Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. In September 2011, we listed in the Orange Book under our NDA covering CUBICIN another patent, U.S. Patent 8,003,673, which was granted on August 23, 2011, and expires on September 4, 2028. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party. The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. If this license becomes effective, or the license or settlement agreement terminates for the reasons stated in this paragraph, earlier than we anticipate, our business and results of operations could be materially impacted.

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

We cannot be sure that our patents and patent applications, including our own and those that we have rights under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including but not limited to the following:

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

CUBICIN.  We do not have the capability to manufacture our own CUBICIN API or CUBICIN finished drug product. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes in the U.S. and in order to allow us to fulfill our obligations to supply our international CUBICIN partners. ACSD is our sole provider of our commercial supply of CUBICIN API worldwide. Our CUBICIN API must be stored in a temperature-controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API in addition to what is stored at ACSD at the Integrated Commercialization Solutions, Inc., or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face from having only one supplier of API. ACSD recently completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase production capacity.

We contract with both Hospira Worldwide, Inc., or Hospira, and Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our use in the U.S. and our international partners’ use in other markets outside the U.S. Taking the CUBICIN API and turning it into finished drug product is a complex, carefully-specified process.

If Hospira, Oso, or, in particular, ACSD because they are our sole CUBICIN API supplier, experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials or supplies or any delays in obtaining any necessary regulatory approvals in connection with changes to their respective manufacturing processes, if they have significant problems with their businesses, including lack of capacity, whether as a result of the constrained credit and financial markets or otherwise, if they experience staffing difficulties or slow-downs in their systems, including extended periods where any of these manufacturers may need to shut down their facilities for scheduled maintenance or otherwise, if they are unable to successfully manufacture CUBICIN API or finished drug product in accordance with GMPs and the specified procedures mandated by regulatory requirements, if they fail, for any other reason, including because of competing demands from other customers, to deliver CUBICIN API or finished drug product to us in order to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN. Any such supply interruptions could impair our ability to supply CUBICIN at levels to meet U.S. market demand or to satisfy our contractual obligations to supply our international CUBICIN partners, which could, particularly with respect to U.S. sales, have a material adverse effect on our results of operations and financial condition. Because of the significant U.S. and international regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN if we needed to transfer the manufacture of CUBICIN API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

Because the ACSD manufacturing facilities are located in Italy and the Hospira and Oso product finishing facilities are located in the U.S, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of API is of significant value. While in transit to the U.S., stored at ICS or in transit to our finished product manufacturers, our API must be stored in a temperature-controlled environment and could be lost or become adulterated. Depending on when in this process the API is lost or adulterated, we could experience significant interruptions in the supply of CUBICIN and our financial performance could be negatively impacted. We may also experience interruption or significant delay in the supply of CUBICIN API due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, particularly if any of such events took place in Italy where ACSD is located.

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

We have expanded the scope of our business significantly in recent years, having recently added DIFICID as a product that we are co-promoting with Optimer, having acquired and in-licensed several drug candidates and having progressed pre-clinical and multiple clinical stage drug candidates. We recently initiated Phase 3 clinical trials of CXA-201 as a potential treatment for cUTI and expect to initiate Phase 3 clinical trials for cIAI by the end of 2011. As a result, our activity in this area has been taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, including the acquisition of Adolor, if consummated, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

As we advance our drug candidates through development, the size and scope of the clinical trials we conduct increase significantly, including increases in the number of patients, types of medical conditions being studied, clinical sites and number of countries where the trials will be implemented. Additionally, these trials also have risks associated with the increasing trial design complexity related to both generating data relevant to the clinical settings in various countries and aligning with the guidance of various regulatory bodies that will permit the approval of our drugs in those countries. The latter has associated risks since clinical practices vary in the global setting and there is a lack of harmonization between the guidance provided by various regulatory bodies of different regions and countries. At a trial implementation level, we accommodate some of this increased global clinical development activity through increased utilization of vendors, such as our increasing use of contract research organizations, or CROs, contract investigational drug labeling and distribution providers, and regional and central laboratories to help manage operational aspects of our clinical trials, rather than addressing capacity demands through internal growth. As a result, many key operational aspects of our clinical trial process, which is integral to our business, have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other support services related to portions of our clinical trials fail to perform the clinical trials in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials, or we may be unable to rely in the future on the clinical data generated. These clinical investigators, CROs and other vendors may not carry out their contractual duties or obligations, they may fail to meet expected deadlines, or the quality or accuracy of the clinical data they obtain may be compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons. If these, or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or drug candidates could suffer, which could materially adversely affect our business.

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

We have made significant investments in research and development and have, over the past few years, increased our research and development workforce. However, before CB-182,804 for which we discontinued development in September 2010, after reviewing Phase 1 clinical trial results, and CB-183,315, for which we recently decided to advance to late-stage clinical trials beginning in the first half of 2012, none of our internally-discovered product candidates had ever reached the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-discovered drug candidates or that there will be clinical benefits supporting the further advancement demonstrated by these or any other drug candidates that we do initiate or advance in clinical trials.

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

As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on synergies between the acquiror and acquiree.  If we are unable to realize such synergies, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets were to be constrained at the time we require funding. Furthermore, there is the risk that our technical and valuation assumptions and our models for an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target or result in the accounting effect of the acquisition being different than what we had anticipated. We also may have to adjust certain aspects of the accounting for acquisitions, such as goodwill, IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

We may not be able to realize the benefit of acquiring businesses with promising drug candidates if we are unable to successfully develop and commercialize such drug candidates. As a result, we cannot assure you that, following any future acquisitions, including our acquisition of Adolor, if consummated, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The FDA and other competent authorities worldwide may change their approval requirements or policies for antibiotics, or apply interpretations to their requirements or policies, in a manner that could delay, increase development costs or prevent commercialization of our antibiotic product candidates.

Regulatory requirements for the approval of antibiotics in the U.S. and other countries may change in a manner that requires us to conduct additional large-scale clinical trials and/or impose more stringent requirements, which would increase development costs and may delay or prevent commercialization of our antibiotic product candidates. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. In November 2008, an FDA Anti-Infective Drugs Advisory Committee, or AIDAC, concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if certain abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. In August 2010, the FDA issued draft guidance on drug development for ABSSSI, in which the agency confirmed that non-inferiority trials are acceptable to support serious skin infection indications but did not specify what non-inferiority margin should be used. In October 2010, the FDA approved Teflaro for treatment of ABSSSI based on a pre-specified non-inferiority margin of 10% against standard therapy in the product’s Phase 3 clinical studies. Although this approval may provide some indication of the FDA’s approach, the lack of clear guidance from the FDA concerning the appropriate non-inferiority margin and, more particularly, to which study end point this should be applied, continues to leave uncertainties about the standards for approval of antibiotics in the U.S. In November 2010, the FDA also issued a final guidance on the use of non-inferiority trials to support the approval of antibacterial drugs. Although this guidance provides no further information on the acceptable range of non-inferiority margins, the FDA suggests that, in light of the final guidance, companies should re-evaluate non-inferiority study protocols previously reviewed.

In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as HABP and VABP) and is currently considering updating its guidance for cIAI and cUTI. Our plan is to seek approval for CXA-201 for the treatment of HABP and VABP in the U.S. and EU. However, if the FDA’s requirements for our Phase 3 clinical trial protocols for HABP and VABP are consistent with the draft guidance, we may not have a viable path to run Phase 3 trials for CXA-201 for HABP or VABP in order to seek approval for these indications in the U.S. Even if we agree with the FDA on protocols for the Phase 3 trials, the protocols may require us to conduct our Phase 3 trials of CXA-201 for HABP and VABP in a manner and size different from our currently-planned designs or to change our trial design during Phase 3 trials, which could delay the completion of the trials and significantly increase our development costs.

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

Any consequences that the evolving FDA approach has for CUBICIN or any of the antibiotic product candidates that we are developing or may seek to develop may also be reflected in the approach adopted towards these products by the competent authorities in other countries. Furthermore, differing regulatory approval requirements in different countries complicates our ability to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability.

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

•                  we may fail to satisfy our contractual obligations to our partners, including obligations to supply our international CUBICIN partners with finished CUBICIN drug product, and certain failures to satisfy such obligations could subject us to claims for damages by our partners or allow a partner to terminate our agreement;

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

In October 2010, we closed the issuance of $450.0 million aggregate principal amount of the 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of the 2.25% Notes. Despite the net proceeds that we realized from the offering of the 2.50% Notes, we may be required to seek additional funds in the future due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased or redeemed earlier, the remaining $109.2 million aggregate principal amount of the 2.25% Notes will become due in June 2013 and the $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our stockholders or us, particularly if the credit and financial markets were to be constrained at the time we require funding.

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

In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the following, impact the revenues that we derive from CUBICIN:

•                  The statutory requirement that Medicare may not make a higher payment for inpatient services that are necessitated by hospital-acquired medical conditions, or HACs, arising after a patient is admitted to a hospital may affect the rate of reimbursement for CUBICIN. Although MRSA has not been designated as a HAC, it is implicated by this statutory requirement in situations where MRSA triggers another condition that is itself a HAC. In addition, MRSA may be added as a HAC in the future. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients that develop a HAC and such patients may have been treated with CUBICIN.

•                  The Medicare Part B payment rate to physicians and hospital outpatient departments for CUBICIN is set on a quarterly basis based upon the average sales price, or ASP, for a previous quarter. Significant downward fluctuations in such reimbursement rate could negatively affect revenues from CUBICIN both in the Medicare market and in the private insurance market since private payors are increasingly using ASP for determining their payments for drugs. While hospital outpatient rates can change through regulatory or legislative action, the Medicare Part B payment methodology for physicians, which is ASP plus six percent, can only change through legislation. As a result of the budgetary pressures resulting from the Budget Control Act of 2011, enacted August 2, 2011, or the Budget Control Act, a legislative reduction in the ASP plus six percent payment methodology is being considered and, if adopted, could negatively affect our revenues from CUBICIN.

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

•                  Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid under a fee-for-service benefit. The amount of the rebate for each product is set by law and is required to be recomputed each quarter based on our report of current average manufacturer price, or AMP, and best price for CUBICIN to the Centers for Medicare and Medicaid Services, or CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within three years of when such data originally were due, and such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Health care reform altered the Medicaid rebate amount formula in a manner that increased our rebate liability starting in 2010 by increasing the applicable rebate percentage for most innovator drugs to 23.1%, which has and will negatively impact CUBICIN revenues and will negatively impact revenues from other products that we may sell in the future. Upon enactment, health care reform also expanded the universe of Medicaid utilization subject to rebates to include all utilization that occurs under a capitated benefit structure, which also may reduce our revenues. In addition, health care reform provides additional conditions, to be phased in between 2010 and 2014, under which individuals may qualify for the Medicaid program and its drug benefit; these changes will increase the number of individuals eligible for the Medicaid drug benefit. Separate from the federal health care reform requirements, individual states have the ability to request waivers from the federal government to institute expansions of Medicaid benefits to larger populations than currently allowed under their Medicaid eligibility rules. Expanded Medicaid eligibility, whether from federal requirements or individual state initiatives, could impact CUBICIN sales, as well as the portion of those sales that are subject to Medicaid rebates, and therefore our revenues. Health care reform and additional legislation passed in August 2010 also change the definition of AMP effective October 2010, which may impact our Medicaid rebate liability and, as a result, impact our revenues. A proposed rule on the definition of AMP is expected to be released in 2011, which could have an adverse impact on CUBICIN revenues or products we may commercialize in the future. The proposed rule is expected to address other changes to the Medicaid drug rebate program made by health reform legislation. The magnitude of these various Medicaid-related impacts will be difficult to project with accuracy. The key reasons for this uncertainty relating to the Medicaid program are that (i) the size and health-related demographics of expanded Medicaid populations will not be specifically known; and (ii) a significant amount of key information must be provided by the 51 participating Medicaid entities (the 50 states plus the District of Columbia). The timing and completeness of this information could be inconsistent due to budgetary challenges and a lack of centralized guidelines and directives on many of the new, detailed administrative processes.

•                  The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/ PHS drug pricing program extends discounts on outpatient drugs to a variety of community health clinics, outpatient departments of disproportionate share hospitals and other entities that receive health services grants from the Public Health Service, or PHS, as well as hospitals that serve a disproportionate share of Medicaid and low income Medicare beneficiaries. The required discount is calculated based on the reported AMP and Medicaid rebate amount for CUBICIN. The revisions to the Medicaid rebate formula and AMP definition enacted by health care reform and subsequent legislation could cause this required discount to increase. Health care reform extended the discounts to new types of entities in 2010. In addition, health care reform requires, beginning in 2014, substantial reductions to the special federal Medicare funding that hospitals with disproportionate share status receive; this reduced funding and the anticipation of it could cause such hospitals to re-evaluate their purchases of branded pharmaceuticals, including CUBICIN.

•                  We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or VHCA, we are required to extend deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, or DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B, and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or “Non-FAMP”, for the prior fiscal year.  In addition, the VHCA pricing program, and its implementing Master Agreement, provide that knowing submission of false information in connection with this program may result in civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

•                  We may incur additional rebate liabilities related to the TRICARE Retail Prescription program, or TRRx, agreement we entered into with the DoD, which manages the TRRx program for military dependents. This program requires participating pharmaceutical manufacturers whose products are dispensed to TRICARE beneficiaries through TRRx network retail pharmacy channels to extend rebates to DoD. Owing to CUBICIN’s extremely limited volume through retail pharmacies, we have not incurred, nor do we expect to incur in the future, any substantial liabilities for CUBICIN under our CUBICIN TRRx agreement.

•                  Health care reform requires pharmaceutical manufacturers, such as Cubist, to pay a new, annual Branded Drug Fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the overall Branded Drug Fee, which for 2011 is $2.5 billion (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The amount of our annual share of the Branded Drug Fee for 2011 is $0.2 million, subject to what is expected to be a minor “true up” adjustment (to be calculated and billed by the federal government in 2012) to correct time period inconsistencies in the government’s calculation of the Branded Drug Fee. However, the amount of this annual payment could increase in future years due to both higher eligible Cubist sales and the increasing amount of the overall fee assessed across manufacturers.

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

•                  The Budget Control Act imposed cuts and caps on discretionary spending over the next ten years. Such spending reductions may adversely affect the FDA, potentially producing additional backlogs in the approval process that could affect any future drugs we may market. The Budget Control Act also created a new Joint Select Committee on Deficit Reduction, or the Joint Committee, to propose further deficit reduction with a goal of reducing the deficit by $1.5 trillion over the next 10 years. The Joint Committee will consider a range of cuts to health entitlement spending that could affect reimbursement policy. If legislation proposed by the Joint Committee does not achieve at least $1.2 trillion in savings over 10 years, the Budget Control Act provides for automatic procedures to reduce spending by as much as $1.2 trillion over the same time period. Medicaid would be exempt from these automatic cuts, and reductions in Medicare spending would be limited to payments to Medicare Advantage plans, Medicare Part D plans and providers, including but not limited to, hospitals and physicians. These payment reductions cannot exceed two percent. Nonetheless, the Medicare cuts could indirectly affect demand for CUBICIN by increasing budgetary pressures on these Medicare plans and providers.

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

In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesale price. An increasing number of payors are instead adopting reimbursement based on new measures, such as ASP, AMP and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has stated its intention to begin making pharmacy National Average Drug Acquisition Cost data publicly available on at least a monthly basis by the end of 2011. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover CUBICIN and the willingness of providers to purchase it.

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

In another international trend, various countries also are investigating completely new drug reimbursement methodologies, under which prices would be set largely on the basis of assumptions on a drug’s pharmaco-economic value. For example, in 2010 the United Kingdom announced that, by 2014, it will begin determining reimbursement rates for new drug products based in large part on an assessment of the overall value of each drug’s benefits. The impact on reimbursement for CUBICIN or any future drug product we may market, incremental resources needed to manage submissions in such a regulatory environment, and the potential for other countries adopting similar approaches are difficult to predict at this time.

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

Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Our commercialization of an approved drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA, or an equivalent competent authority of another country, may determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. Therefore, we may seek to conduct clinical studies for a drug in a manner that we think will increase the chances of commercial success or design trials in such a way, for example by increasing the trial size, that we believe will reduce the chances of unfavorable information in the drug’s label or a REMS. This approach may make clinical development of our drug candidates more expensive, and possibly increase our risk of failure. Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients, pediatric patients, and a study of CUBICIN with and without gentamicin combination therapy in the treatment of RIE caused by S. aureus. Our business could be seriously harmed if we either do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA requires us to change related sections of the marketing label for CUBICIN or imposes monetary fines on us.

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

10.1*                    2010 Equity Incentive Plan.

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**                The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to the Condensed Consolidated Financial Statements.

*                 Management contract or compensatory plan or arrangement

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

November 2, 2011
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)