Form 10-K
period 2011-12-31
CUBIST PHARMACEUTICALS INC
filed 2012-02-27
CIK 912183

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2011, (without admitting that any person whose shares are not included in the calculation is an affiliate) was $2.2 billion computed by reference to $35.99, the closing price of our common stock, as reported on the NASDAQ Global Select Market on June 30, 2011. The number of outstanding shares of common stock of Cubist on February 10, 2012, was 62,948,694.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS, WHICH IS EXPECTED TO BE HELD ON JUNE 7, 2012,
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.
Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in Item 1A under the heading "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Annual Report on Form 10-K, and we caution readers not to place undue reliance on such statements. The information contained in this Annual Report on Form 10-K is provided by us as of the date of this Annual Report on Form 10-K, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

        Cubist Pharmaceuticals, Inc., which we refer to as "we," "Cubist," or the "Company," is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used in hospitals and other acute care settings, including home infusion and hospital outpatient clinics.

        We were incorporated as a Delaware corporation in 1992. We completed our initial public offering in 1996, and our shares are listed on the NASDAQ Global Select Market, where our symbol is CBST. Our principal offices are located at 45, 55 and 65 Hayden Avenue, Lexington, Massachusetts 02421. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

        For information regarding revenue and other information concerning our results of operations, including our one reporting segment, and geographic information for each of our last three fiscal years, refer to our consolidated financial statements and the accompanying notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of Part II of this Annual Report on Form 10-K.

Products and Product Candidates

        The success of our business is primarily dependent upon our ability to develop and commercialize our current and future acute care products and product candidates. The following table summarizes important information about our products, including our one co-promoted product, and product candidates.

Products/Co-Promotion Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
CUBICIN®	Worldwide, exclusive rights as a result of acquiring and exclusively licensing technology from Eli Lilly & Co, or Eli Lilly; Cubist commercializes CUBICIN in the United States, or U.S. Cubist has entered into agreements with international alliance partners for the distribution of CUBICIN outside of the U.S.	Approved in U.S. for: complicated skin and skin structure infections, or cSSSI, caused by certain Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, and methicillin-susceptible S. aureus, or MSSA, and S. aureus bacteremia, including right-sided endocarditis, or RIE, caused by MRSA and MSSA; approved in the European Union, or EU, and 40 other countries for similar indications.	Approved by the U.S. Food and Drug Administration, or FDA, and launched by Cubist in the U.S. in 2003; expanded label approved in 2006; approved by the FDA in 2010 for once-a-day dosing as a 2-minute intravenous, or I.V., injection; commercially available in 51 countries outside of the U.S.; additional launches ongoing.

Products/Co-Promotion Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
ENTEREG®	Worldwide, exclusive rights as a result of our December 2011 acquisition of Adolor Corporation, or Adolor, which holds such rights through an exclusive license from Eli Lilly and Shire U.S. Inc., or Shire.(1)	Approved in the U.S. for: acceleration of upper and lower gastrointestinal, or GI, recovery following partial large or small bowel resection surgery with primary anastomosis; ENTEREG is not approved for sale outside the U.S.	Approved by the FDA and launched in the U.S. in 2008 by Adolor and Glaxo Group Limited, or Glaxo; Adolor assumed commercialization rights from Glaxo in September 2011; Cubist commercializing since acquisition of Adolor.
DIFICIDTM	Co-promotion rights in the U.S. through an agreement with Optimer Pharmaceuticals, Inc., or Optimer.	Approved in the U.S. for: clostridium difficile-associated diarrhea, or CDAD.	Approved by the FDA and launched in the U.S. in 2011 by Optimer and Cubist under co-promotion agreement.
CXA-201(2)
Worldwide (except in select Asia-Pacific and Middle Eastern territories), exclusive rights to manufacture, market and sell and worldwide rights to develop as a result of December 2009 acquisition of Calixa Therapeutics Inc., or Calixa, which holds such rights pursuant to an agreement with Astellas Pharma Inc., or Astellas.
		In development for: complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP.	Cubist initiated Phase 3 clinical trials in 2011 for the treatment of cUTI and cIAI. Cubist intends to initiate Phase 3 clinical trials for the treatment of HABP and VABP in the second half of 2012.
CB-315(3)	Worldwide, exclusive rights.	In development for: CDAD.	Cubist expects to begin Phase 3 clinical trials in the first half of 2012.
CB-5945(4)	Worldwide, exclusive rights as a result of our December 2011 acquisition of Adolor, which holds such rights through an exclusive license from Eli Lilly.(1)	In development for: Opioid-induced constipation, or OIC.	Positive Phase 2 data received in August 2011; Cubist expects to initiate Phase 3 trials in 2012.
CB-625(5)	Worldwide, exclusive rights to develop, manufacture and commercialize through an agreement with Hydra Biosciences, Inc., or Hydra.	In development for: acute pain.	Clinical Trial Authorization, or CTA, filed in the EU in December 2011; Cubist commenced Phase 1 clinical trials in the first quarter of 2012.

(1)
See Note C., "Business Agreements," and Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

(2)
Ceftolozane/tazobactam, or CXA-201. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

(3)
Formerly known as CB-183,315.

(4)
Formerly known as ADL5945.

(5)
Formerly known as CB-189,625.

        Additional information about our products and product candidates is discussed below.

Marketed and Co-Promotion Products

CUBICIN

        We currently derive most of our revenues from CUBICIN (daptomycin for injection), which we launched in the U.S. in November 2003 and commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, I.V. antibiotic with activity against certain Gram-positive organisms, including MRSA. CUBICIN is approved in the U.S. and EU for the indications identified in the table above. The following is a breakdown of our revenues from CUBICIN:

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
U.S. CUBICIN revenues, net	$698.8	$599.6	$524.0
International CUBICIN revenues	36.7	25.3	13.8

Total worldwide CUBICIN revenues, net	$735.5	$624.9	$537.8

  U.S. Markets:

        As of December 31, 2011, CUBICIN has been used in the treatment of an estimated 1.4 million patients in the U.S. We believe that CUBICIN provides important advantages in its approved indications, including:

  •
  its rapid bactericidal properties demonstrated in vitro;

  •
  its mechanism of action; and

  •
  its established safety profile.

        We market CUBICIN to more than 2,000 U.S. institutions (hospitals and outpatient acute care settings) that account for approximately 80% of the total market opportunity for I.V. antibiotics to treat serious Gram-positive infections in the U.S. As of December 31, 2011, CUBICIN had approximately 13% share of this market on a rolling 12-month basis.

        Our sales and marketing efforts are led by our in-house marketing team and our acute care sales force, which includes sales representatives, known as clinical business managers, their management teams, regional access managers, or RAMs, and their management teams. The RAMs' primary objective is to manage the transition of CUBICIN use from the inpatient to the outpatient settings, such as home infusion and physician office infusion markets.

  ANDA Notification/Patent Litigation in U.S.:

        In April 2011, we entered into a settlement and license agreement, or settlement agreement, with Teva Parenteral Medicines Inc., or Teva, and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection, the active ingredient in CUBICIN, prior to the expiration of patents listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book. We plan to file a patent infringement lawsuit against Hospira in response to the ANDA filing. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

  International Markets:

        Outside of the U.S., where outpatient infusion is a less established practice, the use of CUBICIN is primarily in the hospital setting. We have established distribution agreements with other companies for commercialization of CUBICIN in all countries outside the U.S. Since the time of its U.S. launch, CUBICIN has received regulatory approvals in many markets outside the U.S., including the EU. The approved indications are generally similar to the approved indications in the U.S. As of December 31, 2011, CUBICIN was commercially available in approximately 52 countries.

        Our revenues from sales of CUBICIN to our international partners were up 45% in 2011. Our total international revenues are primarily based on sales of CUBICIN by Novartis AG, or Novartis, our distribution partner in the EU, which sells CUBICIN through a subsidiary. In addition to the EU, Novartis has rights to develop, market and sell CUBICIN in Australia, New Zealand, India, and certain Central American, South American and Middle Eastern countries. Unless terminated earlier, in accordance with its terms, our license agreement with Novartis' subsidiary expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; (b) the date on which there no longer exists a claim of a pending CUBICIN patent application owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching 30% of the total market share for all daptomycin sales in Novartis' territory, and (ii) June 30, 2020.

        AstraZeneca AB has rights to develop, market and sell CUBICIN in China as well as more than one hundred additional countries around the world and Merck & Co, Inc., or Merck, through its wholly-owned subsidiary, MSD Japan, has rights to develop, market and sell CUBICIN in Japan, which was launched in 2011. Other international partners for CUBICIN include Medison Pharma, Ltd. for Israel, Sunovion Pharmaceuticals, Inc., or Sunovion, for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for South Korea. Each distribution partner is responsible for seeking regulatory approvals to market CUBICIN and for selling and marketing CUBICIN in its territory. We are responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and a possible additional royalty.

  Medical Need:

        The growth in prevalence of drug-resistant bacterial pathogens has led to increased mortality rates, prolonged hospitalizations, and increased health care costs. The resistant organisms have emerged from both the Gram-positive and Gram-negative classes of bacteria. Gram-positive bacteria are differentiated from Gram-negative bacteria by the differences in the structure of the bacterial envelope. These differing cellular structures greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site.

        CUBICIN's spectrum of activity includes activity against strains of Gram-positive pathogens that are both susceptible and resistant to other antibiotic therapies. In particular, CUBICIN is potent and rapidly cidal in vitro against isolates of S. aureus that are both susceptible and resistant to other antibiotics. According to the most recent surveillance study, more than 99.9% of strains of S. aureus were susceptible to daptomycin. This is consistent with what surveillance studies have shown to be the susceptibility to daptomycin since launch.

  Clinical Development:

        We continue to undertake research and development which can add to the medical knowledge about CUBICIN. We also conduct post-marketing research agreed to with the FDA, such as a study of CUBICIN in renal-compromised patients and studies in children that are part of a plan we are working on with the FDA, with the goal of obtaining pediatric exclusivity for CUBICIN. If we obtain such exclusivity, the non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. that we granted to Teva as part of our settlement agreement with Teva will, if not commenced earlier under the terms of the agreement, begin on June 24, 2018, rather than December 24, 2017. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

  Source of Rights:

        We have acquired and exclusively licensed technology from Eli Lilly related to the composition, manufacture, and/or use of daptomycin. To date, under our agreements with Eli Lilly through which we acquired these rights, we have made payments to Eli Lilly of $1.2 million for milestones, which were paid in Cubist common stock. In addition, in July 2003, we issued to Eli Lilly $8.0 million of our common stock in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. As of December 31, 2011, we have paid Eli Lilly approximately $333.9 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, our license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents acquired or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, or UK, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

ENTEREG

        In December 2011, we completed our acquisition of Adolor, and Adolor became a wholly-owned subsidiary of Cubist. Under the terms of the agreement and plan of merger, we paid approximately $220.8 million in cash to the former shareholders of Adolor. We also granted contingent payment rights, or CPRs, to the former shareholders of Adolor, which represent the right to receive additional payments above the upfront purchase price, up to a maximum amount of $4.50 for each share owned, or $233.8 million in aggregate for all shareholders, upon achievement of certain regulatory milestones, sales milestones or a combination of both, related to the clinical-stage product candidate, CB-5945. The fair value of the total purchase price was estimated to be $331.0 million and was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

        In connection with the acquisition, we acquired rights to Adolor's marketed product, ENTEREG (alvimopan), which is an oral, peripherally-acting mu opioid receptor antagonist. ENTEREG is indicated in the U.S. to accelerate upper and lower GI recovery following partial large or small bowel resection surgery with primary anastimosis. ENTEREG was launched in June 2008 in the U.S. in collaboration with Glaxo. Adolor reacquired the rights to ENTEREG from Glaxo, effective September 1, 2011. See the "Source of Rights" section of this Item 1 for additional information.

  U.S. Markets:

        There are more than 4,000 hospitals in the U.S. that perform bowel resection surgeries, with approximately 1,600 hospitals collectively performing approximately 80% of such surgeries. We are utilizing our approximately 200-person acute care hospital sales organization in the U.S. to promote

ENTEREG. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy, or REMS, and the product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients, consistent with the approved indication. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the ENTEREG Access Support and Education, or E.A.S.E.® program.

  Medical Need:

        The impairment of GI motility after intra-abdominal surgery can be associated with abdominal distension and bloating, persistent abdominal pain, nausea and vomiting, variable reduction of bowel sounds, delayed passage of or an inability to pass flatus (gas) or stool and an inability to tolerate oral intake or progress to a solid diet. Delayed GI recovery following bowel resection surgery can postpone hospital discharge until its resolution, resulting in an increased cost burden on hospitals.

        Most hospitals have committees that meet periodically to determine which pharmaceutical products to add to its formulary, its list of accepted drugs. Once a drug is on formulary, it is easier for a physician within a hospital or hospital group to prescribe the drug. As such, we consider hospital formulary approval to be critical for ENTEREG to become a greater commercial success.

  Clinical Development:

        The FDA recently completed a post-marketing drug safety evaluation, or PDSE, of ENTEREG to determine if there are any new serious adverse events not previously identified during the development of ENTEREG, any known side effects reported in unusual numbers or potential new safety concerns now that ENTEREG is being used in the general population. As a result of the PDSE, the FDA did not require any changes to the ENTEREG label.

        As a post-approval requirement for ENTEREG by the FDA, Adolor began a Phase 4 clinical trial in 2009 intended to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy. Radical cystectomy involves extensive resection of abdominal and pelvic structures and these patients are at high risk for delayed GI recovery. Approximately 280 subjects enrolled in the trial. The data analysis phase of the trial is expected to be completed by the end of the first quarter of 2012. In addition, consistent with FDA regulation and the ENTEREG approval letter, two pediatric Phase 4 clinical trials are required. The first of these studies is expected to be initiated during 2013; however, further discussions with the FDA around this program are expected prior to initiation.

  Source of Rights:

        In November 1996, Roberts Laboratories Inc., or Roberts, licensed from Eli Lilly worldwide intellectual property rights relating to ENTEREG. Adolor entered into an option and license agreement with Roberts in June 1998 under which Adolor sublicensed these rights from Roberts. In December 2000, Shire became the successor-in-interest to Roberts. In 2002, Adolor entered into an agreement with Eli Lilly to obtain the worldwide rights to ENTEREG. We assumed the obligations to pay, in the aggregate, single-digit royalties on net sales of ENTEREG to Shire and Eli Lilly under the respective agreements as a result of our acquisition of Adolor. The option and license agreement with Shire and the license agreement with Eli Lilly remain in effect through the last to expire of the licensed Eli Lilly patents. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

        In April 2002, Adolor entered into a collaboration agreement with Glaxo, in which Glaxo received exclusive, worldwide rights to develop and commercialize ENTEREG for certain indications. In June 2011, Glaxo and Adolor entered into a termination agreement whereby Adolor agreed to reacquire

Glaxo's rights to ENTEREG in exchange for Adolor's agreement to pay Glaxo: i) $25.0 million, of which $2.5 million was paid by Adolor in August 2011, payable in six remaining installments over a six-year period; ii) tiered, single-digit royalties on annual net sales of ENTEREG, subject to reductions based upon certain conditions; and iii) a one-time, sales-based milestone of $15.0 million upon achievement of a predetermined level of sales in a given year. Effective September 1, 2011, Adolor assumed all responsibilities related to the commercialization of ENTEREG. In December 2011, Cubist assumed the obligations owed to Glaxo as a result of the acquisition of Adolor.

DIFICID

        In April 2011, we entered into a co-promotion agreement with Optimer, in which Optimer engaged Cubist as its exclusive partner to promote and provide medical affairs support for DIFICID in the U.S. DIFICID was approved by the FDA in May 2011 for the treatment of CDAD and launched in the U.S. in July 2011. The co-promotion agreement provides that:

  •
  Optimer and Cubist co-promote DIFICID to physicians, hospitals, long-term care facilities and other health care institutions as well as jointly provide medical affairs support for DIFICID.

  •
  Optimer is responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID.

  •
  For our services, we receive a quarterly fee of $3.8 million and are also eligible to receive an additional $5.0 million in 2012 and $12.5 million in 2013 if mutually agreed-upon annual sales targets are achieved, as well as 50% of Optimer's gross profits on net sales of DIFICID above the specified annual targets, if any.

  •
  The initial term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011.

        See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

Late-Stage Product Candidates

CXA-201

        In connection with our acquisition of Calixa in December 2009, we acquired rights to CXA-201, an I.V. antibiotic combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas, and the beta-lactamase inhibitor tazobactam. Under our license agreement with Astellas, as amended, we have the exclusive rights to manufacture, market and sell any eventual products that incorporate CXA-101, including CXA-201, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. We are developing CXA-201 as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa. First patient enrollment in Phase 3 clinical trials for cUTI and cIAI occurred in July and December 2011, respectively, which triggered milestone obligations to the former shareholders of Calixa totaling $70.0 million and to Astellas totaling $4.0 million. We plan to file a New Drug Application, or NDA, for cUTI and cIAI indications by the end of 2013, and a subsequent filing of a marketing authorization application outside the U.S., assuming positive Phase 3 clinical trial results in both indications. We also are planning to pursue the development of CXA-201 as a potential treatment for HABP and VABP and expect to begin Phase 3 clinical trials of CXA-201 in these indications in the second half of 2012. See Note C., "Business Agreements," and Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

CB-315

        CB-315 is an oral lipopeptide with rapid in vitro bactericidal activity against Clostridium difficile, or C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. In June 2011, we received positive top-line results from a Phase 2 clinical trial of CB-315 as a potential treatment for CDAD, and we made the decision to advance CB-315 into Phase 3 trials for CDAD in September 2011. We expect to initiate these trials in the first half of 2012. Current therapeutic options for treating CDAD are limited. Optimer's commercialized product, DIFICID, is the first new, approved agent for CDAD in more than 25 years. Approximately 25% of patients treated with the older therapies have a recurrence of their disease. Recurrence is associated with significant mortality risk. DIFICID offers an improvement in sustained clinical response but alternative agents are needed.

CB-5945

        CB-5945, a clinical-stage product candidate, is an oral, peripherally-restricted mu opioid receptor antagonist, which we acquired from Adolor. It is currently in development for the treatment of chronic OIC, a condition that often results from long-term use of opioid analgesics in the management of chronic pain conditions and which is currently an underserved market. Mu opioid receptors in the GI tract (characterized as peripheral mu opioid receptors as they reside outside the central nervous system) regulate functions such as motility, secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other opioid analgesics, disrupts normal gut motility resulting in non-propulsive contractions of the bowel wall, ultimately delaying transit time of intestinal contents. This is the primary mechanism underlying OIC. In August 2011, Adolor announced positive results for its Phase 2 clinical trials of CB-5945 in patients suffering from OIC, and we expect to initiate Phase 3 clinical trials for this indication in 2012. We are assessing opportunities for finding a partner for CB-5945.

        In September 2009, Adolor acquired the exclusive worldwide rights to CB-5945 from Eli Lilly for an up-front payment of $2.0 million and certain milestones, which are contingent upon achievement of pre-defined, late-stage clinical and regulatory events and achievement of certain sales targets, and single-digit royalties on net sales of the product. We assumed the obligation to pay these milestones upon acquisition of Adolor. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

Early-Stage Clinical Program

CB-625

        We have a collaboration agreement with Hydra to develop novel ion channel drugs, focusing on Hydra's research and development program for ion channel compounds that target the human Transient Receptor Potential Ankyrin repeat 1, or TRPA1, receptor. In December 2011, we filed a CTA, the filing necessary to commence clinical trials in the EU, for a potent, selective TRPA1 antagonist, CB-625, and paid a $5.0 million milestone to Hydra in January 2012 as a result of the CTA filing. We began a Phase 1 clinical trial in the first quarter of 2012 to evaluate the potential of TRPA1 to treat acute pain and certain inflammatory conditions.

Pre-Clinical Programs

        We are working on several pre-clinical programs, addressing areas of significant medical needs. These include therapies to treat various serious bacterial infections and agents to treat acute pain. We have ongoing collaborations and agreements with third parties that are focused on the research and development of acute care products.

 Research and Development Expenditures

        Our research and development expenditures, which include research and development related to CUBICIN, were $184.5 million, $157.9 million and $170.6 million in 2011, 2010 and 2009, respectively. Based on our ongoing investments in CUBICIN and the progression of our product pipeline programs, particularly CXA-201, CB-315 and CB-5945, we expect that our expenditures in research and development will increase by approximately $100.0 million in 2012 as compared to 2011.

Significant Customers

        The following table sets forth our net revenues from our three largest customers as a percentage of total net revenues for the periods presented:

	Percentage of Total Net Revenues for the Years Ended December 31,
	2011	2010	2009
AmerisourceBergen Drug Corporation	21%	25%	30%
Cardinal Health, Inc.	21%	22%	25%
McKesson Corporation	17%	17%	21%

Competition

CUBICIN

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox®, marketed by Pfizer, Inc., or Pfizer; Synercid®, marketed by King Pharmaceuticals, Inc., which is now a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIV™ (telavancin), which is being marketed in the U.S. by Theravance, Inc.; and Teflaro®, which was launched by Forest Laboratories, Inc., or Forest, in January 2011. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for 70% of sales, based on days of therapy, in this market.

        In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN, marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN, if Hospira's ANDA is ultimately approved or its generic version of CUBICIN otherwise comes to market or a third party files an ANDA that is ultimately approved or otherwise comes to market. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

        CUBICIN also may face competition in the future from drug candidates currently in clinical development as treatments for cSSSI. These include oritavancin, which is being developed by The Medicines Company, torezolid phosphate, which is being developed by Trius Therapeutics, Inc., and ceftobiprole, which is being developed by Basilea Pharmaceutica AG.

ENTEREG

        Currently, ENTEREG is the only FDA-approved product indicated for the acceleration of GI recovery following bowel resection surgery. There are other products in various stages of clinical development for this condition. For example, we are aware of molecules in development by

Tranzyme, Inc., Helsinn Therapeutics and other companies that could compete with ENTEREG at some point in the future.

DIFICID

        DIFICID faces competition in the U.S. from other commercially available drugs for the treatment of CDAD, such as Vancocin® (oral vancomycin), marketed by ViroPharma Incorporated, as well as Flagyl® (metronidazole), marketed by Pfizer and Sanofi-Aventis, which is also available in an inexpensive generic form.

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

        As of December 31, 2011, Cubist and its subsidiaries owned or co-owned 60 issued U.S. patents, 30 pending U.S. patent applications, 175 issued foreign patents and approximately 228 pending foreign patent applications. Not included in these totals are the patents and patent applications which Cubist exclusively licenses.

        Our trademarks, CUBICIN, ENTEREG and Cubist, are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office, or PTO, and in other countries.

CUBICIN

        We have acquired exclusive rights to licensed technology from Eli Lilly related to the composition, manufacture, and/or use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are six issued U.S. patents owned by Cubist that cover the drug product, manufacture, and/or administration or use of daptomycin. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
6,852,689	September 2019
6,696,412	November 2020
6,468,967	September 2019
RE39,071	June 2016
8,003,673	September 2028
8,058,238	November 2020

        In addition, we have filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides. The patent term extension (an additional period of patent exclusivity available due to the FDA's pre-approval regulatory review) for CUBICIN was applied to U.S. Patent 4,885,243, now expired.

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it has submitted an ANDA to the FDA, seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. Each of these patents is listed in the Orange Book. The notice letter further stated that Hospira is asserting that claims in the referenced patents are invalid, and/or not infringed, and/or unenforceable. We plan to file a patent infringement lawsuit against Hospira in response to the ANDA filing. By statute, if we initiate such a lawsuit within 45 days of receiving the notice letter, the FDA would be automatically precluded from approving Hospira's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of the date we were notified of the filing.

        In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist's NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva's generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. In September 2011, we listed U.S. Patent 8,003,673, which was granted on August 23, 2011, and expires on September 4, 2028, in the Orange Book under our NDA covering CUBICIN. In December 2011, we listed U.S. Patent 8,058,238, which was granted on November 15, 2011, and expires on November 28, 2020, in the Orange Book under our NDA covering CUBICIN. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of "at risk" launches of a generic daptomycin for injection product by a third party.

        The settlement agreement also provides that, for the period that our license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from us. We are required to use commercially reasonable efforts to satisfy Teva's requirements. The supply terms provide that we will receive payments from Teva for product supplied by us reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva's sales of daptomycin supplied by us. The supply terms also provide for a forecasting and ordering mechanism, and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to our trademarks. In addition, under the supply terms, Teva may instead supply on its own or from a third party and sell its generic daptomycin for injection product in the event of specified Cubist supply failures or if the arrangement is terminated due to Cubist's uncured breach or bankruptcy.

        The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. The Federal Trade Commission, or FTC, or the Department of Justice, or DOJ, could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva.

ENTEREG

        We have acquired exclusive rights to licensed technology from Eli Lilly related to the composition, manufacture, administration and/or use of alvimopan, the active ingredient in ENTEREG. Currently, there are four issued U.S. patents that cover the drug product, manufacture, and/or administration or use of alvimopan. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
5,250,542	March 2016
5,434,171	December 2013
6,469,030	November 2020
8,112,290	July 2030

        In addition to the patents related to ENTEREG, alvimopan is classified as a new chemical entity, or NCE, under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, which is described in more detail below under the "Government Regulation" section of this Item 1.

Other Patents

        We own the rights to patents covering our clinical-stage product candidates, as follows:

Patent No.	Expiration Date
CXA-101/CXA-201(1):
EP 1 556 389 B1	December 2023
7,129,232	October 2024
CB-315(2):
7,335,725	December 2020
CB-5945(3):
7,381,719	May 2025
7,560,463	September 2023

(1)
Patents covering the novel CXA-101 compound, and products containing that compound, through at least 2023 in Europe and through October 2024 in the U.S. are exclusively licensed to Cubist by Astellas.

(2)
Patents covering the composition of matter and its manufacture and use; additional patent pending in the U.S. with expiration no earlier than December 2029.

(3)
Patents covering the composition of CB-5945 in the U.S. and various foreign countries are exclusively licensed to Cubist from Eli Lilly; additional pending patent applications in the U.S. and certain foreign countries claiming the use of CB-5945 for the treatment of OIC.

Manufacturing and Supply

CUBICIN

        We outsource many of our supply chain activities, including:

  •
  manufacturing the active pharmaceutical ingredient, or API, for CUBICIN;

  •
  processing to convert CUBICIN API into its finished, vialed and packaged formulation; and

  •
  managing warehousing and distribution of CUBICIN to our customers, and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales in the U.S.

  API:

        We have a manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, pursuant to which ACSD manufactures and supplies us API for CUBICIN, on an exclusive basis, for commercial purposes. ACSD also manufactures API for our CUBICIN clinical trials. Pursuant to our agreement with ACSD, as amended, ACSD currently stores some CUBICIN API at its facilities in Italy. Under the agreement, among other things, we are required to purchase a certain amount of our requirements for CUBICIN API from ACSD based on a percentage of our requirements and we pay ACSD for CUBICIN API, in Euros, based upon a volume-based pricing schedule. ACSD completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility in 2011 to increase production capacity. There were no milestone payments associated with these activities. Our agreement with ACSD currently is set to expire on December 31, 2015, but will extend for an additional two-year term, provided that Cubist and ACSD negotiate in good faith a revision to the prices charged for CUBICIN API based on ACSD's then current costs to manufacture CUBICIN API and unless: (a) the agreement is earlier terminated in accordance with its terms; or (b) Cubist notifies ACSD by December 31, 2014, that we do not desire to extend the term. After the initial two-year extension, we may extend the term of the Agreement, at our option, for additional two-year extension periods. We expect that ACSD's fermentation and purification plant capacity could meet all of our anticipated needs for CUBICIN API for at least the next several years.

  Fill-Finish/Packaging:

        We have an agreement with Hospira Worldwide, Inc., or Hospira Worldwide, under which Hospira Worldwide converts API into our finished, vialed formulation of CUBICIN. We have a packaging services agreement with Catalent Pharma Solutions, LLC, or Catalent, the successor-in-interest to Cardinal Health PTS, LLC, or Cardinal Health, pursuant to which Catalent packages and labels the finished CUBICIN product that is produced by Hospira Worldwide. We also have a services agreement with Oso Biopharmaceuticals Manufacturing, LLC, or Oso, successor-in-interest to an agreement that we originally entered into in August 2004 with Cardinal Health, to provide fill-finish as well as packaging and labeling services for the finished CUBICIN product at Oso's Albuquerque, New Mexico, facility.

        Our third-party manufacturers are responsible for securing the raw materials and supplies required for the manufacturing and supply of CUBICIN. Many of these raw materials and supplies are available from at least two suppliers in quantities adequate to meet our requirements for CUBICIN. However, some materials and supplies are available only from one supplier, including the CUBICIN glass vials and rubber stoppers in which CUBICIN is ultimately filled to be sold. In order to reduce the risks associated with such sole suppliers, Cubist and its third-party manufacturers have mitigation strategies in place, which include holding inventory levels, qualifying additional vendors for some materials where possible, and other contingency plans.

  Distribution/Warehousing/Logistics:

        We distribute CUBICIN in the U.S. in accordance with a drop-ship program under which approximately 71% of our gross sales orders were processed through wholesalers for the year ended December 31, 2011, but shipments are sent directly to our end users, and the remaining orders are processed directly from the customer. This provides us with greater visibility into end user ordering and reordering trends. We use a third-party logistics provider, which exclusively manages our CUBICIN warehousing and inventory program and distributes finished product to our customers. This third-party logistics provider also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the drop-ship model we have employed since the launch of CUBICIN in the U.S.

ENTEREG

        We have a manufacturing and supply agreement with two approved suppliers of the API in ENTEREG and two approved manufacturers of ENTEREG finished capsules. Our third-party manufacturers are responsible for securing the raw materials and supplies required for the manufacturing and supply of ENTEREG.

        We utilize a third-party logistics provider to manage our ENTEREG warehousing and inventory program and distributed finished product to our customers. This third-party logistics provider also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the drop-ship model. Upon enrollment in the E.A.S.E. program, hospitals can order ENTEREG through wholesalers and on receipt and verification of the order, our third-party logistics provider will drop-ship ENTEREG directly to the hospital pharmacy.

Clinical Pipeline Programs

        We are currently using third-party suppliers to manufacture drug substance and drug product for clinical trials for all of our pipeline product candidates, including CXA-201, CB-315 and CB-5945.

Government Regulation

        Our current and contemplated activities, and the products and processes that will result from such activities, are subject to substantial government regulation.

U.S.—FDA Process

  Pre-Clinical Testing:

        Before beginning testing of any compounds with potential therapeutic value in human subjects in the U.S., stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. We perform pre-clinical testing on all of our drug candidates before initiating human trials.

  INDs:

        Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA, or an international equivalent, as part of an Investigational New Drug Application, or IND, or equivalent, and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials by placing them on "clinical hold" because of concerns about, for example, the safety of the product being tested. We have active INDs for our clinical candidates CXA-201, CB-315 and CB-5945. As described below under the "EU-EMA Approval Process" section of this Item 1, we have an active CTA, the EU equivalent to an IND, for CB-625.

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

        Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of select patients with the targeted disease or disorder. The goal of Phase 1 clinical trials typically is to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy. In December 2011, we filed a CTA in the EU for CB-625, and we have now begun to enroll healthy adults in a Phase 1 clinical trial for CB-625. Phase 2 clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose-response and the optimal dose range and to gather additional information relating to safety and potential adverse effects. We do not currently have any product candidates in Phase 2 clinical trials.

        Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials can be initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen.

        Phase 4 clinical trials are studies that are conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, including the approvals of CUBICIN and ENTEREG, the FDA may require that certain Phase 4 studies, which are called post-marketing commitment studies, be conducted post-approval.

  Good Clinical Practices:

        All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations and Good Clinical Practices, which are ethical and scientific quality standards for conducting, recording, and reporting clinical trials to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of trial participants are protected.

  NDA/BLA:

        All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in an NDA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA or BLA includes information pertaining to the preparation of the new drug, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is no guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. Once an application is accepted for filing, the Federal Food, Drug, and Cosmetics Act, or FD&C Act, requires the FDA to review the application within 180 days of its filing, although in practice, longer times may be required. The review process often is extended significantly by FDA requests for additional information or clarification. In fact, FDA performance goals generally provide for action on an application within 10 months; however, even that deadline gets extended in certain circumstances. In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. As part of its review, the FDA may refer the application to an advisory committee for evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee; however, historically, it has followed such recommendations. The FDA may determine that a REMS is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

        In reviewing a BLA or NDA, the FDA may grant marketing approval, deny the application if it determines the application does not provide an adequate basis for approval, or again request additional information. On occasion, the FDA may require larger or additional clinical trials before approving an NDA or BLA, leading to unanticipated delay or expense. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. Data from clinical trials may be subject to different interpretation, and the FDA may interpret data differently than us. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, or restrictions on direct-to-consumer advertising, any of which could impact the commercial success of a drug.

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

  Hatch-Waxman Act:

        In the U.S., the Hatch-Waxman Act made a complex set of changes to both patent and drug approval laws. In particular, the Hatch-Waxman Act authorizes the FDA to approve generic versions of innovative pharmaceuticals (excluding biologics) by filing an ANDA. In an ANDA, the generic manufacturer must demonstrate only "bioequivalence" between the generic version and the NDA-approved drug—not safety and efficacy.

        The Hatch-Waxman Act also amended the FD&C Act to provide five years of exclusivity for a drug that contains an NCE; that is, an ANDA applicant cannot submit an ANDA for a drug containing an NCE (such as CUBICIN or ENTEREG) until five years after approval of the NDA, unless there is a patent challenge. Thus, an ANDA for a generic version of ENTEREG cannot be submitted to the FDA before May 20, 2013, unless there is a patent challenge, in which case an ANDA could be submitted on May 20, 2012. In addition, unless there is a patent challenge, the FDA cannot approve an ANDA until after the innovator's patents expire.

        The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain information about patents related to the drug for listing in the Orange Book. ANDA applicants who seek to reference an innovative pharmaceutical product must then certify regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid or will not be infringed by the marketing of the applicant's product is commonly called a "Paragraph IV certification." The FD&C Act encourages patent challenges by allowing an ANDA applicant to submit an ANDA with a Paragraph IV certification four years after approval of the drug containing an NCE, rather than waiting the full five-year period of NCE exclusivity. In addition, the first ANDA filer(s) with a Paragraph IV certification can qualify for a 180-day exclusivity, during which the FDA cannot approve ANDAs for non-first filers.

        After the FDA receives an ANDA and determines that the ANDA is substantially complete, the FDA will send a letter informing the applicant that the ANDA has been "received by FDA." The ANDA applicant then has 20 days from the date of the FDA's letter to send a notification to the NDA holder and the owner of the Orange Book listed patents informing them that an ANDA has been submitted. That notification must provide a detailed factual and legal basis for the ANDA applicant's conclusion that the patents that are the subject of the paragraph IV certifications are invalid, unenforceable or not infringed. The NDA holder then has 45 days from receipt of this notification to file an action for patent infringement. If a patent lawsuit is filed within the 45-day period, the FDA may not approve the ANDA for a period of 30 to 42 months (depending on the submission date of the ANDA), unless the ANDA applicant prevails in the patent litigation sooner or the trial court judge extends or shortens this period. If the ANDA is submitted to the FDA between years four and five of the five-year exclusivity period, the 30-month stay of approval for patent litigation is extended by whatever additional period is necessary to equal seven and one-half years from the date of approval of the NDA.

        In February 2009, Cubist received notice that Teva filed an ANDA with a Paragraph IV Certification for CUBICIN. In March 2009, Cubist filed a patent infringement lawsuit against Teva and settled that lawsuit in April 2011. In February 2012, Cubist received notice that Hospira filed a Paragraph IV Certification for CUBICIN. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

        The Hatch-Waxman Act also provides a three-year exclusivity period for studies containing the results of new clinical investigations (other than bioavailability studies) that are essential to the FDA's approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use. During this three-year exclusivity period, the FDA may review but not approve an ANDA application for a product with the same conditions of use as supported by those new clinical investigations. This exclusivity will not necessarily prohibit the FDA from accepting or approving ANDAs containing the same active ingredient for other conditions of use.

  Patent Term Restoration/Extension:

        Under the Hatch-Waxman Act, a portion of the patent term lost during product development and FDA review of an NDA or 505(b)(2) application is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The PTO, in consultation with the FDA, reviews and approves the application for patent term restoration.

  Pediatric Exclusivity:

        Section 505A of the FD&C Act provides for six months of additional exclusivity or patent protection based on the submission of pediatric data subsequent to a written request from the FDA. The data does not need to show efficacy in the pediatric population studied; rather, if the trial is deemed to fairly respond to the request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, this period of exclusivity is added to whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover a pioneer drug. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. We are working on a plan with the FDA with the goal of obtaining such pediatric exclusivity for CUBICIN. If we obtain such exclusivity, the non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. that we granted to Teva as part of our settlement agreement with Teva will, if not commenced earlier under the terms of the agreement, begin on June 24, 2018, rather than December 24, 2017.

EU—EMA Approval Process

        In the EU, medicinal products are authorized following a similar, demanding process as that required in the U.S. Applications for marketing authorization are based on the International Conference on Harmonization Common Technical Document and must include either a demonstration that the applicant has conducted the studies in pediatric population required by a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or confirmation that the applicant has been granted a waiver or deferral for the conduct of these studies. Medicinal products must be authorized in one of two ways, either through the decentralized procedure or mutual recognition procedure by the competent authorities of the EU Member States, or through the centralized procedure by the European Commission following an opinion by the EMA. The authorization process is essentially the same irrespective of which route is used. In light of the fact that there is no policy at the EU level governing pricing and reimbursement, the 27 EU Member States each have developed their own, often varying, approaches. In many EU Member States, pricing negotiations must take place between the Marketing Authorization Holder and the competent national authorities before the product is sold in their market with Marketing Authorization Holders required to provide evidence demonstrating the pharmaco-economic superiority of their product in comparison with directly and indirectly competing products.

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

Good Manufacturing Practices

        The FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. We also must adhere to current Good Manufacturing Practices, or cGMP, and product-specific regulations enforced by the FDA, the European Commission, the EMA and the competent authorities of EU Member States following product approval. The FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations, the withdrawal of our product from the market or suspension of the marketing authorizations granted for our products.

Pricing and Reimbursement

        In the U.S. and internationally, sales of CUBICIN, ENTEREG and other products that we market now and in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, managed care providers, and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, particularly in the U.S. and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. Various provisions of the Patient Protection and Affordable Care Act, which was enacted in March 2010 and as amended by the Health Care and Education Reconciliation Act of 2010, also enacted in March 2010, collectively referred to as the Affordable Care Act, increased the levels of rebates and discounts that we have to provide in connection with sales of such products that are paid for, or reimbursed by, certain state and federal government agencies and programs. The Affordable Care Act also requires pharmaceutical "manufacturers", which Cubist is considered to be for the purposes of these pricing and reimbursement regulations and the sales and marketing regulations described below, to pay an annual fee to the federal government beginning in 2011. It is possible that future legislation in the U.S. and other jurisdictions could be enacted which could potentially impact the reimbursement rates for CUBICIN, ENTEREG and the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. The most significant governmental reimbursement and discount programs in the U.S. are described below:

  Medicare Part B:

        Medicare Part B pays physicians and suppliers that furnish CUBICIN under a payment methodology using average sales price, or ASP, information. Cubist, as a manufacturer under these rules, is required to provide ASP information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. Medicare also uses the ASP payment methodology to determine Medicare Part B rates paid for most drugs and biologicals furnished by hospital outpatient departments. This information is used to compute Medicare payment rates, which are set at ASP plus six percent in the physician office setting, with ASP updated quarterly. The Medicare Part B payment methodology for physicians can change only through legislation. There also is a mechanism for comparison of ASP of a product to widely available market prices and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates in the physician office setting. For 2012, the reimbursement rate in the hospital outpatient setting is ASP plus four percent, and CMS could change this in future years. If Cubist were found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

  Medicare Part D:

        Medicare also provides for an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans have been negotiating discounts from drug manufacturers and passing on some of those savings to Medicare beneficiaries. However, a number of changes to the Medicare Part D program are occurring. These changes will have the combined effect of significantly reducing the patient coverage gap (i.e., the so-called "doughnut hole"), by transitioning the patient responsibility in that coverage range from 100% in 2010 to 25% (i.e., equal to the patient coinsurance for the range preceding the coverage gap) in 2020. Drug manufacturers, including Cubist, are obligated to provide quarterly discounts of 50% of the negotiated price of branded drugs issued to Medicare Part D patients in the coverage gap. At the same time, the possibility exists for legislation that would obligate drug manufacturers to pay additional rebates to the federal government for all Medicare Part D drug utilization, or at least for that portion of the utilization that is issued to the most economically disadvantaged Medicare Part D beneficiaries (i.e., those who are "dual eligible" for both Medicare and Medicaid, plus those who are not technically dual eligible, but receive other Lower Income Subsidy benefits).

  Medicare Part A:

        Medicare Part A pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment for an inpatient stay depends upon the applicable MS-DRG. Medicare Part A applies to inpatient episodes of care for both CUBICIN and ENTEREG patients covered by Medicare. The applicable MS-DRG can vary based on the condition of the patient. Medicare may not make a higher payment for inpatient services that are caused by certain hospital acquired medical conditions, or HACs, arising after a patient is admitted to the hospital. This policy is required by statute, and has been implemented through rulemaking, initially effective on October 1, 2008. As a result, if a case would be assigned to a higher paying MS-DRG because of a specified HAC, the Medicare payment would remain at the lower paying MS-DRG that would have applied in the absence of such condition. CMS is responsible for specifying the HACs to which this lower payment policy would apply. In July 2008, CMS issued a final rule that did not establish MRSA as a HAC but stated that MRSA is addressed by the rule in situations where MRSA triggers another condition that is itself a HAC. Other conditions may be added as HACs in the future, including MRSA, although it has not been added through federal fiscal year 2012. As a result of this policy, in certain circumstances, hospitals may receive less reimbursement for Medicare patients who acquire a HAC and may be treated with CUBICIN. Even in the absence of HACs, the fixed nature of the MS-DRG payments has potential to impact drug demand for hospitals, especially those facing challenging financial circumstances.

  Medicaid Rebate Program:

        For CUBICIN, we also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law, including the Affordable Care Act. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The Medicaid utilization subject to rebate previously had been limited to only those units paid for by Medicaid programs under fee-for-service arrangements but was expanded to include utilization under capitated managed care arrangements upon enactment of the Affordable Care Act. The amount of the rebate for each product is set by law as the larger of 23.1% of average manufacturer price, or AMP, or the difference between AMP and the best price available from us to any commercial or non-governmental customer. AMP must be reported on a monthly and quarterly basis and best price is reported on a quarterly basis only. The 23.1% rate was a new requirement for 2010. The rate for previous years was 15.1%. In addition, the rebate amount must be adjusted upward as an "inflation penalty" where the AMP for a product's first full quarter of sales, when adjusted for increases in the Consumer Price Index—Urban, or CPI-U, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current quarterly AMP and best price for each of our products to CMS. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties not to exceed $100,000 per item of false information in addition to other penalties available to the government. The Affordable Care Act, in combination with other federal legislation passed in August 2010, made changes to the definition of AMP, effective October 1, 2010. These and the other Affordable Care Act changes that still need to be clarified by final guidance and regulations from the federal government could impact rebate liability for CUBICIN and the products we are developing and may develop in the future. ENTEREG currently is not part of the Medicaid rebate program.

  340B/PHS Drug Pricing Program:

        The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/Public Health Service, or PHS, drug pricing program. The 340B/PHS drug pricing program requires participating manufacturers to charge no more than a statutorily-determined "ceiling" price to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as the outpatient departments of hospitals that serve a disproportionate share of poor Medicare beneficiaries. The revisions to the Medicaid rebate formula and AMP definition enacted by the Affordable Care Act could cause this required discount to increase. Under the Affordable Care Act, four additional classes of entities were made eligible for these discounts, impacting the volume of sales for which Cubist must now honor the 340B/PHS discounts.

        The disproportionate share hospitals that are eligible for 340B/PHS discounts for outpatient drug volume also will be subject to both definite and possible reimbursement changes in the future which could impact the price or volume of Cubist's sales to these hospitals. Beginning in 2014, as required under the Affordable Care Act, these hospitals will be subject to reductions of up to 75% in Medicare disproportionate share payments—a development that could impact these hospitals' future purchases of drugs.

  Federal Supply Schedule:

        We also make CUBICIN and ENTEREG available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the Department of Veterans Affairs, the Department of Defense, or DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the "Federal Ceiling Price," which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or "Non-FAMP", for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

  TRICARE:

        We entered into an agreement with the DoD, related to the TRICARE Retail Prescription, or TRRx, program. The DoD is the federal agency that manages the TRRx program for the military, which includes members of the military, military dependents and military retirees. Under this agreement, participating pharmaceutical manufacturers whose products are dispensed to TRICARE beneficiaries through TRRx network retail pharmacies are required to extend rebates to the DoD. Owing to CUBICIN's extremely limited volume through retail pharmacies, we have not incurred, nor do we expect to incur in the future, any substantial rebate liabilities for CUBICIN under our CUBICIN TRRx agreement.

  Health Care Reform:

        U.S. health care reform legislation enacted in March 2010 under the Affordable Care Act, or health care reform, requires pharmaceutical manufacturers, such as Cubist, to pay a new, annual Branded Drug Fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the overall Branded Drug Fee, which for 2011 is $2.5 billion (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The amount of our annual share of the Branded Drug Fee for 2011 was $0.2 million. However, the amount of this annual payment could increase in future years due to both higher eligible Cubist sales and the increasing amount of the overall fee assessed across manufacturers.

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

        The Budget Control Act of 2011, enacted August 2, 2011, or the Budget Control Act, imposed cuts and caps on discretionary spending over the next ten years. Such spending reductions may adversely affect the FDA, potentially producing additional backlogs in the approval process that could affect any future drugs we may market. The Budget Control Act also created a new Joint Select Committee on Deficit Reduction, or the Joint Committee, to propose further deficit reduction with a goal of reducing the deficit by $1.5 trillion over the next 10 years. Because the Joint Committee did not agree on reduction goals within the allowed timeframe, the federal budget is now subject to a "sequestration" process that provides for automatic procedures to reduce spending by as much as $1.2 trillion for 2013 through 2021. Medicaid would be exempt from these automatic cuts, and reductions in Medicare spending would be limited to payments to Medicare Advantage plans, Medicare Part D plans and providers, including but not limited to, hospitals and physicians. These payment reductions cannot exceed two percent. Nonetheless, the Medicare cuts could indirectly affect demand for CUBICIN and ENTEREG by increasing budgetary pressures on these Medicare plans and providers. The high dollar impact of these reimbursement cuts, particularly at inpatient hospitals with substantial Medicare reimbursement, could cause heightened scrutiny of pharmacy budgets, which in turn could have the potential to impact formulary management and pharmacy purchasing practices by these providers.

  EU:

        The sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is the Price Transparency Directive (Council Directive 89/105/EEC), or Directive. The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing nor reimbursement levels in individual EU Member States. As a result, the competent authorities of each of the 27 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies. The government of the UK, while continuing for now to utilize its established Pharmaceutical Pricing Reimbursement Scheme approach, has announced its intentions to phase in, by 2014, a new value-based pricing approach, at least for new product introductions. Under this approach, in a complete departure from established methodologies, reimbursement levels of each drug will be explicitly based on an assessment of value, looking at the benefits for the patient, unmet need, therapeutic innovation, and benefit to society as a whole. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in those countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies, including Cubist, may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

        Future legislation, including the current versions being considered at the federal level in the U.S. and at the national level in EU Member States, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize CUBICIN, ENTEREG and any other products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations.

Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

Sales and Marketing

        The FDA regulates all advertising and promotion activities for products under its jurisdiction, including CUBICIN, ENTEREG and DIFICID. A company may not commercially promote a product prior to its approval, and after approval can make only those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA. Physicians may, on their own choice and responsibility, prescribe drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties and may reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' promotion or communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under certain conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA and other government agencies, including those related to false claims, discussed below.

        Certain products approved by the FDA may be promoted only if the promotional materials advertising such products carry a so-called "boxed warning". ENTEREG has a boxed warning that alerts prescribers to the restriction on ENTEREG imposed by the REMS. Under the REMS, ENTEREG is available only for short-term use (15 doses) in hospitalized patients. Only hospitals that have registered in the E.A.S.E. program as part of the REMS may use ENTEREG. Registration in the E.A.S.E. program certifies that a hospital performs certain surgeries for which ENTEREG is indicated post-surgically.

        We also are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon a company's executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements, which are detailed and restrictive agreements, usually lasting four to five years, imposed on pharmaceutical companies by the Office of Inspector General that include training, reporting and operational requirements and restrictions and oversight by an independent third party. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there are an increasing number of federal and state laws that require manufacturers to make reports to states on pricing, marketing information and payments and other transfers of value to healthcare providers. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent authorities.

        Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us.

Other Laws and Regulatory Processes

        We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the Securities and Exchange Commission, or SEC, and the regulations of the NASDAQ Global Select Market, on which our shares are traded. In addition, the Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our financial statements and other public disclosure are issuing and amending proposed and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

        Our international operations are subject to compliance with the Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners, collaborators, contract research organizations, or CROs, vendors or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

        Our international operations could be also subject to compliance with the recently adopted Bribery Act in the UK and similar laws in other countries. The Bribery Act was effective on July 1, 2011, and applies to any company incorporated in or "carrying on business" in the UK, irrespective of where in the world the offending conduct occurs. The Bribery Act prohibits the provision of an "advantage" intended to induce or reward "improper performance" of the recipient's function. Offences under the Bribery Act include the offer, promise or provision of a bribe, as well the request, acceptance or agreement to receive a bribe. The failure by a company to prevent third parties from providing a bribe on its behalf could also constitute an offence under the Bribery Act. This Act applies to bribery activities both in the public and private sector.

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

Our Employees

        As of February 1, 2012, we had approximately 669 full-time employees. We consider our employee relations to be good.

Our Executive Officers and Directors
Michael W. Bonney	53	President, Chief Executive Officer and Director
Robert J. Perez, MBA	47	Executive Vice President, Chief Operating Officer
Steven C. Gilman, Ph.D.	59	Executive Vice President, Research & Development and Chief Scientific Officer
Tamara L. Joseph, J.D.	49	Senior Vice President, General Counsel and Secretary
David W.J. McGirr, MBA	57	Senior Vice President and Chief Financial Officer
Gregory Stea	53	Senior Vice President, Commercial Operations
Charles Laranjeira	46	Senior Vice President, Technical Operations
Kenneth M. Bate, MBA(1)	61	Non-Executive Chair
Mark H. Corrigan, M.D.(1)(3)(4)	54	Director
Nancy J. Hutson, Ph.D.(3)*(4)	62	Director
Alison Lawton	50	Director
Leon O. Moulder, Jr., MBA(2)*(3)	54	Director
Martin Rosenberg, Ph.D.(4)*	66	Director
J. Matthew Singleton, MBA, CPA(1)*	59	Director
Martin H. Soeters(2)	57	Director
Michael B. Wood, M.D.(2)(4)	68	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Corporate Governance and Nominating Committee

(4)
Member of Scientific Affairs Committee

*
Chair of Committee

        Mr. Bonney has served as our President and Chief Executive Officer and as a member of the Board of Directors since June 2003. From January 2002 to June 2003, he served as our President and Chief Operating Officer. Mr. Bonney is a director of NPS Pharmaceuticals, Inc. and is Chair of the Bates College Board of Trustees. Mr. Bonney is a Trustee of H&Q Healthcare Investors, and Trustee of H&Q Life Sciences. Mr. Bonney is also a board member of the Pharmaceutical Research and Manufacturers of America (PhRMA) and is a former board member of the Biotechnology Industry Organization Health Section Governing Body.

        Mr. Perez has served as our Executive Vice President and Chief Operating Officer since August 2007. Prior to this, he was our Senior Vice President, Commercial Operations since July 2004. From August 2003 to July 2004, he served as our Senior Vice President, Sales and Marketing. Mr. Perez serves on the board of AMAG Pharmaceuticals, Inc. Mr. Perez is a member of the Board of Advisors of the Citizen School of Massachusetts and a director of the Biomedical Science Careers Program (BSCP).

        Dr. Gilman has served as our Executive Vice President, Research & Development and Chief Scientific Officer since September 2010. Prior to this, he served as our Senior Vice President, Discovery & Nonclinical Development and Chief Scientific Officer from February 2008 to September 2010. From April 2007 until February 2008, Dr. Gilman served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics. From 2004 to April 2007, he served as President, Chief Executive Officer, and a member of the Board of Directors of ActivBiotics. Dr. Gilman serves on the Boards of Directors of the Massachusetts Biotechnology Council and Inhibikase Therapeutics, Inc. (a privately held biotechnology company) and serves on the Pennsylvania State University Biotechnology Advisory Board.

        Ms. Joseph has served as our Senior Vice President, General Counsel and Secretary since May 2008. Ms. Joseph was Executive Vice President, General Counsel and Company Secretary of Mayne Pharma Ltd. from July 2006 until joining Cubist. Previously, Ms. Joseph was Vice President, General Counsel and Secretary, at Transkaryotic Therapies, Inc. until its acquisition by Shire plc. Ms. Joseph worked at Biogen Idec from 1998 to 2005, based in Paris, France, where she established and then had overall responsibility for the international legal and public affairs functions of Biogen Idec's international operations, serving as Vice President, International, Legal, from March 2002 until she left Biogen Idec in 2005.

        Mr. McGirr has served as our Senior Vice President and Chief Financial Officer since November 2002. He also served as our Treasurer from November 2002 until January 2003. Mr. McGirr served as Chief Operating Officer of Hippo Inc., or Hippo, from October 1999 to October 2002 and as President of Hippo over an approximately two-year period during that time, ending in October 2002. Mr. McGirr also served as a member of the Board of Directors of Hippo from October 1999 until October 2003. In December 2003, Hippo liquidated under Chapter 7 of the Federal bankruptcy laws.

        Mr. Stea has served as our Senior Vice President, Commercial Operations since February 2009. Prior to this, he served as our Vice President, Sales and Marketing from September 2007 to February 2009. Previously, Mr. Stea served as our Vice President, Sales, from July 2005 to August 2007, and our Executive Director, Sales, from August 2002 to June 2005.

        Mr. Laranjeira has served as Cubist's Senior Vice President of Technical Operations since June 2011. Prior to that, Mr. Laranjeira served as Bristol-Myers Squibb's, or BMS's, Vice President of Latin America, Asia Pacific & Japan from July 2009 to February 2011, where he was responsible for regional operations management and product supply management to all markets within those regions. Prior to that, Mr. Laranjeira was BMS's Vice President of Asia Pacific and Japan from March 2008 to July 2009, and Vice President & General Manager from January 2003 to March 2008. His earlier positions with BMS include various roles of increasing responsibilities in technical operations, manufacturing, and industrial engineering in Spain, Australia, and the U.S.

        Mr. Bate has served as one of our directors since June 2003 and became our Non-Executive Chair on March 2011, after serving as lead director since June 2006. Mr. Bate is currently an independent consultant. From May 2009 until January 2012, Mr. Bate served as President and Chief Executive Officer of Archemix Corp., a privately-held biotechnology company. From January 2007 to April 2009, Mr. Bate was President and Chief Executive Officer of Nitromed, Inc., or Nitromed. From March 2006 until January 2007, Mr. Bate was Chief Operating Officer and Chief Financial Officer of Nitromed. From January 2005 to March 2006, he was employed at JSB Partners, a firm Mr. Bate co-founded that provides banking and advisory services to biopharmaceutical companies. From 2002 to January 2005, Mr. Bate was head of commercial operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc. Mr. Bate is a director of AVEO Pharmaceuticals, Inc., and BioMarin

Pharmaceuticals, Inc. During the previous five years, Mr. Bate also has served as a director of NitroMed and Coley Pharmaceutical Group, Inc.

        Dr. Corrigan has served as one of our directors since June 2008. Since January 2010, Dr. Corrigan has served as President and Chief Executive Officer of Zalicus, Inc. (formerly known as CombinatoRx, Incorporated). He is also a member of the Board of Directors of Zalicus, Inc. From April 2003 to December 2009, Dr. Corrigan was Executive Vice President, Research and Development at Sepracor, Inc. (now known as Sunovion).

        Dr. Hutson has served as one of our directors since June 2008. She retired from Pfizer in 2006 after spending 25 years in various research and leadership positions, most recently serving as Senior Vice President, Pfizer Global Research and Development and Director of Pfizer's pharmaceutical R&D site, known as Groton/New London Laboratories. Dr. Hutson is also a director at Endo Pharmaceuticals, Inc. and BioCryst Pharmaceuticals, Inc.

        Ms. Lawton has served as one of our directors since February 2012. Since April 2010, Ms. Lawton has served as Senior Vice President, General Manager of Genzyme Biosurgery. From May 2008 to April 2010, Ms. Lawton served as Senior Vice President, Global Market Access at Genzyme Corporation, or Genzyme. From November 2005 to April 2008, Ms. Lawton served as Senior Vice President, Global Regulatory Affairs, Corporate Quality Systems and Global Policy Programs at Genzyme. From 2000 to November 2005, Ms. Lawton served as Senior Vice President, Global Regulatory Affairs and Corporate Quality Systems at Genzyme. Prior to that, since 1991, Ms. Lawton served in roles of increasing responsibility at Genzyme.

        Mr. Moulder has served as one of our directors since February 2010. Since June 2010, Mr. Moulder has served as Chief Executive Officer of TESARO, Inc. From April 2009 to January 2010, Mr. Moulder served as Vice Chairman, President and Chief Executive Officer of Abraxis BioScience, Inc., or Abraxis, and as President and Chief Executive Officer of Abraxis's wholly-owned operating subsidiary, Abraxis BioScience, LLC, and the Abraxis Oncology division. Before that, he served as Vice Chairman of Eisai Corporation of North America from January 2008 until January 2009, after Eisai Inc. acquired MGI PHARMA, Inc., where he served as President and Chief Executive Officer since May 2003. Mr. Moulder also serves as a director of Trevena Inc. and a member of the Board of Visitors of the Temple University School of Pharmacy.

        Dr. Rosenberg has served as one of our directors since March 2005. Since 2003, Dr. Rosenberg has been the Chief Scientific Officer of Promega Corporation. Dr. Rosenberg is a director of Promega Corporation and Scarab Genomics, LLC, a biotechnology company. He has also served as a member of the Advisory Council for the National Institutes of Allergy & Infectious Diseases at the National Institute of Health for the past five years.

        Mr. Singleton has served as one of our directors since June 2003. In October 2011, Mr. Singleton retired from his position as Executive Vice President and Chief Financial Officer of CitationAir (formerly CitationShares, LLC), a wholly-owned subsidiary of Cessna Aircraft Company and Textron Inc., a position he served in from 2000 to October 2011.

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

        Dr. Wood has served as one of our directors since March 2005. Dr. Wood is currently an Orthopedic Surgeon and retired President-emeritus of the Mayo Foundation and Professor of Orthopedic Surgery, Mayo Clinic School of Medicine. He was previously Chief Executive Officer of the

Mayo Foundation from 1999 until 2003. Dr. Wood is also a director of SingHealth, an integrated health system in Singapore, STERIS Corporation, a medical device company, and a private health care-related company, Helix Medical LLC.

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

        Financial and other information about Cubist is available on our website, http://www.cubist.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any of our stockholders upon request in writing to "Investor Relations, Cubist Pharmaceuticals, Inc., 65 Hayden Ave., Lexington, MA 02421." Information appearing on our website is not a part of, and is not incorporated in, this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. We refer you to our "Forward-Looking Statements."

Risks Related to Our Business

We depend heavily on the continued commercial success of CUBICIN.

        For the foreseeable future, our ability to maintain and grow revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends upon our settlement with Teva and its affiliates withstanding any challenges by the FTC, the DOJ, or a competitor, customer or other third party, and upon CUBICIN's continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN is approved in the U.S. as a treatment for cSSSI and S. aureus bloodstream infections (bacteremia), including those with RIE, caused by methicillin-susceptible and methicillin-resistant isolates.

        We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S., particularly as the market into which CUBICIN is sold has grown only modestly, and economic problems persist, leading to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower-cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals. CUBICIN also faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies, including an inexpensive generic product in vancomycin and two recently approved drugs, one which was launched commercially in January 2011 by Forest. CUBICIN will likely in the future compete with other drugs that are currently in late-stage clinical development.

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

  •
  the ability to maintain and grow market share and vial sales as the price of CUBICIN increases in a market that has shown only modest growth;

  •
  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

  •
  whether the FTC, DOJ or a third party seeks to challenge and is successful in such challenge of our settlement agreement with Teva and its affiliates;

  •
  the impact on physicians' perception and use of CUBICIN as a result of recently-published guidelines for the treatment of MRSA infections by the Infectious Diseases Society of America;

  •
  the ability of our third-party manufacturers, including our single source provider of CUBICIN API and our two finished drug product suppliers, to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with cGMPs and other requirements of the regulatory approvals for CUBICIN and to do so in accordance with a schedule to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners and to do so at an acceptable cost;

  •
  the reimbursement policies of government and third-party payors;

  •
  the level and scope of rebates, discounts, fees and other payments that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the 340B/PHS drug pricing program;

  •
  future legislative and policy changes in the U.S. and other jurisdictions where CUBICIN is sold, including any additional health care reform, changes to the existing health care reform legislation, price controls or taxes on pharmaceutical sales, or adoption of a generic drug user fee act that would provide additional revenue to reduce the review time for ANDAs;

  •
  maintaining the level of fees and discounts payable to distributors and wholesalers who distribute CUBICIN at the same or similar levels;

  •
  the cost containment efforts of hospitals, particularly with respect to CUBICIN, which often represents the top antibiotic expense for hospital pharmacies and is a significant cost to them; and

  •
  our ability to continue to successfully sell CUBICIN, begin selling ENTEREG and co-promote DIFICID in the U.S. using the same sales force, which has never commercialized three products at the same time.

        We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, could impact our ability to effectively sell and market CUBICIN and ENTEREG and co-promote DIFICID.

        As of December 31, 2011, CUBICIN had been approved or received an import license in more than 72 countries outside of the U.S. and is commercially available in 52 countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

        Beginning with our acquisition of Adolor in December 2011, we are also generating revenues from our sales of ENTEREG in the U.S., although such revenues are anticipated to be much lower than our CUBICIN revenues. Our ability to successfully sell ENTEREG depends on many of the same factors listed above that may impact our sales of CUBICIN, but as they relate to ENTEREG, including a potential ANDA challenge which could occur as early as May 2012 (see the next risk factor) and the following additional risks:

  •
  Our sales force has never sold ENTEREG before or any product for the indication for which ENTEREG is approved, bowel resection surgery with primary anastomosis;

  •
  ENTEREG and our OIC product candidates are peripherally acting mu opioid receptor antagonists intended to mitigate the gastrointestinal side effects associated with acute postoperative or chronic (long-term) opioid pain management. If the use of drugs or techniques that reduce the requirement for opioid analgesics becomes more widespread, the market for ENTEREG and our OIC product candidates would decrease. For example, postoperative use of non-opioid analgesics (e.g. non-steroidal anti-inflammatory drugs, parenteral acetominophen) may reduce total opioid requirements. Novel analgesics which target other opioid receptor subtypes, non-opioid receptors or pain pathways are under development that may, if approved, compete with mu opioid analgesics for acute or chronic pain management. If these analgesics significantly reduce the use of more traditional opioid analgesics, it would have a negative impact on the potential market for ENTEREG and our OIC product candidates; and

  •
  ENTEREG was approved by the FDA subject to a REMS and the product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients, consistent with the approved indication. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the E.A.S.E. program. If we were to provide ENTEREG to a hospital that is not enrolled in the E.A.S.E. program, we could face sanctions from the FDA.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN, ENTEREG or our product candidates and research technologies.

        CUBICIN Patents.    The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration, methods of treatment and methods of manufacture of CUBICIN, as well as a patent covering CUBICIN produced by certain processes. We cannot be sure that patents will be granted to us or to our international licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is dependent primarily upon one product, which in our case is CUBICIN, to generate revenues and profits, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed. In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it has submitted an ANDA to the FDA, seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. Each of these patents is listed in the Orange Book. The notice letter further stated that Hospira is asserting that claims in the referenced patents are invalid, and/or not infringed, and/or unenforceable. We plan to file a patent infringement lawsuit against Hospira in response to the ANDA filing. By statute, if we initiate such a lawsuit within 45 days of receiving the notice letter, the FDA would be automatically precluded from approving Hospira's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of the date we were notified of the filing. A court or other agency with jurisdiction may find the patents that are the subject of the notice letter invalid, not infringed and/or unenforceable. Until this is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in any litigation, whether appealable or not, will likely cause our stock price to decline. Any final unappealable adverse result in litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

        In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA's Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist's NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva's generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. In September 2011, we listed in the Orange Book under our NDA covering CUBICIN another patent, U.S. Patent 8,003,673, which was granted on August 23, 2011, and expires on September 4, 2028. In December 2011, we listed U.S. Patent 8,058,238 covering CUBICIN (granted on November 15, 2011, and expiring on November 28, 2020) in the Orange Book under our NDA. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of "at risk" launches of a generic daptomycin for injection product by a third party. The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. If this license becomes effective, or the license or settlement agreement terminates for the reasons stated in this paragraph, earlier than we anticipate, our business and results of operations could be materially impacted.

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

        ENTEREG Patents.    ENTEREG is protected by three U.S. Patents listed in the Orange Book. Two of these U.S. patents are licensed to our wholly-owned subsidiary, Adolor, from Eli Lilly. One of these licensed U.S. patents covers the alvimopan compound in ENTEREG and methods for binding a peripheral opioid receptor. This patent expires on March 29, 2016, including a five year patent term extension from the PTO. The second licensed U.S. patent covers the formulation of alvimopan in ENTEREG and methods for binding a peripheral opioid receptor, and expires on December 8, 2013. The ENTEREG product is also protected by a U.S. patent owned by us claiming the use of ENTEREG in methods for treating or preventing ileus, and expires November 29, 2020. Cubist recently received an additional U.S. patent, expiring July 31, 2030, that covers certain methods of treating patients in hospitals with ENTEREG within the existing E.A.S.E. program.

        In addition to the Orange Book listed patents covering ENTEREG and methods of treatment with ENTEREG, we have five years of NCE exclusivity for ENTEREG that expires on May 20, 2013. The NCE exclusivity prevents the submission to the FDA of any ANDA for any pharmaceutical product containing alvimopan, the API in ENTEREG, until May 20, 2013, or May 20, 2012, if the ANDA applicant certifies that the patents covering ENTEREG are invalid or will not be infringed by the ANDA product. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable. If we are unable to prevail in such a proceeding, our revenues for sales of ENTEREG will be negatively impacted.

        General Proprietary Rights.    Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN and U.S. patent protection for ENTEREG, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges or our partners or collaborators doing the same for partnerships or collaborations under which we rely on our partner's or collaborator's proprietary rights.

        We cannot be sure that our patents and patent applications, including our own and those that we have rights under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, without limitation to the following:

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

        The patents or the unpatented proprietary technology we hold or have rights to may not be commercially useful in protecting CUBICIN, ENTEREG or our product candidates. Even if we have valid and enforceable patents, these patents still may not provide us with sufficient proprietary protection or competitive advantages against competing products or processes.

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

        Our trademarks, CUBICIN, ENTEREG and Cubist, in the aggregate are considered to be material to our business. These trademarks are covered by registrations or pending applications for registration in the PTO and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. The trademark protection that we have pursued or will pursue in the future may not afford us commercial protection.

We are completely dependent on third parties to manufacture CUBICIN, ENTEREG and other products and product candidates that we are promoting and developing.

        CUBICIN and ENTEREG.    We do not have the capability to manufacture our own API or finished drug product for CUBICIN or ENTEREG. We contract with ACSD to manufacture and supply us with CUBICIN API for commercial purposes in the U.S. and in order to allow us to fulfill our obligations to supply our international CUBICIN partners. ACSD is our sole provider of our commercial supply of CUBICIN API worldwide. Our CUBICIN API must be stored in a temperature-controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API in addition to what is stored at ACSD at the Integrated Commercialization Solutions, or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face, especially from having only one supplier of API for CUBICIN. ACSD recently completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase production capacity, so we have only been receiving product from the updated facility for a short period of time. We cannot be certain that production from the updated facility will continue to go smoothly or that the updated facility will be able to produce CUBICIN API in the volumes that we anticipated from this expansion. For ENTEREG, we rely on two suppliers who are approved to manufacture and supply us with ENTEREG API for commercial purposes in the U.S.

        We contract with both Hospira Worldwide and Oso to manufacture and supply to us finished CUBICIN drug product for our use in the U.S. and our international partners' use in other markets outside the U.S. Taking the CUBICIN API and turning it into finished drug product is a complex, carefully-specified process. For ENTEREG, we rely on two suppliers who are approved to manufacture and supply us with finished ENTEREG drug product for our use in the U.S.

        If our API and finished product manufacturers (in particular, ACSD because they are our sole CUBICIN API supplier), experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials or supplies or any delays in obtaining any necessary regulatory approvals in connection with changes to their respective manufacturing processes, if they have significant problems with their businesses, including lack of capacity, whether as a result of the constrained credit and financial markets or otherwise, if they experience staffing difficulties or slow-downs in their systems, including extended periods where any of these manufacturers may need to shut down their facilities for scheduled maintenance or otherwise, if they are unable to successfully manufacture CUBICIN or ENTEREG API or finished drug product in accordance with cGMPs and the specified procedures mandated by regulatory requirements, if they fail, for any other reason, including because of competing demands from other customers, to deliver CUBICIN or ENTEREG API or finished drug product to us in order to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN or ENTEREG. Any such supply interruptions could impair our ability to supply CUBICIN or ENTEREG at levels to meet U.S. market demand or to satisfy our contractual obligations to supply our international CUBICIN partners, which could, particularly with respect to U.S. sales of CUBICIN, have a material adverse effect on our results of operations and financial condition. Because of the significant U.S. and international regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN or ENTEREG if we needed to transfer the manufacture of CUBICIN or ENTEREG API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

        Because the ACSD manufacturing facilities are located in Italy and the Hospira Worldwide and Oso product finishing facilities are located in the U.S, we must ship CUBICIN API to the U.S. for finishing, packaging and labeling. Each shipment of CUBICIN API is of significant value. While in transit to the U.S., stored at ICS or in transit to our finished product manufacturers, our CUBICIN API must be stored in a strictly temperature-controlled environment and could be lost or become adulterated. Depending on when in this process the API is lost or adulterated, we could experience significant interruptions in the supply of CUBICIN and our financial performance could be negatively impacted. We may also experience interruption or significant delay in the supply of CUBICIN API or CUBICIN finished product due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, particularly if any of such events took place in Italy where ACSD is located or at the facilities that produce and store CUBICIN API or finished product.

        Other Products and Product Candidates.    Under our agreement with Optimer for DIFICID, we do not have the capability to manufacture and supply DIFICID ourselves. Any interruption in supply of DIFICID would likely cause us to fail to generate the revenues that we expect from our co-promotion of DIFICID. In addition, if the third-party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

        Reliance on third-party suppliers also entails risks to which we would not be subject if we manufactured products or product candidates ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance, and some aspects of product release. We also rely on third-party suppliers for raw materials and key intermediates used in connection with manufacture of our product candidates and any failure to supply in sufficient quantities could negatively impact development of such product candidates. Our third-party suppliers may not be able to comply with cGMP requirements in the U.S. or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, suspension of manufacture, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

We face significant competition from other biotechnology and pharmaceutical companies and, particularly with respect to CUBICIN, will likely face additional competition in the future from third-party drug candidates under development, and may face competition in the future from generic versions of CUBICIN.

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

Our competitors may develop, acquire or license on an exclusive basis technologies and drug products that are safer, easier to administer, more effective, or less costly than CUBICIN, ENTEREG or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the continued acceptance of CUBICIN, if physicians prefer other drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, our financial condition and results of operations would be negatively impacted. Competition in the market for therapeutic products that address serious Gram-positive bacterial infections, in which CUBICIN competes, is intense. The competitive landscape for CUBICIN, ENTEREG and DIFICID are discussed in the "Competition" section in Item 1 of Part I of this Annual Report on Form 10-K.

        Any inability on our part to compete with current or subsequently introduced drug products, particularly with respect to CUBICIN, would have a material adverse impact on our results of operations.

We need to manage our growth and the increased breadth of our activities effectively and the ways that we have chosen, or may choose, to manage this growth may expose us to additional risk.

        We have expanded the scope of our business significantly in recent years, having recently added ENTEREG as a product that we are selling, having added DIFICID as a product that we are co-promoting with Optimer, having acquired and in-licensed several product candidates and having progressed pre-clinical and multiple clinical stage product candidates. We initiated Phase 3 clinical trials of CXA-201 as a potential treatment for cUTI and cIAI in 2011 and expect to initiate Phase 3 clinical trials of CXA-201 for HAPB and VAPB in 2012. We currently expect to initiate Phase 3 clinical trials of CB-5945 as a potential treatment for chronic OIC in 2012. In contrast to the end of 2010, when we had one product, CUBICIN, that we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials, we are currently selling two products on our own, co-promoting a third product in the U.S. and have three late-stage product candidates. As a result, our expanded breadth of activities has been and is expected to continue taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, including the integration of our recently consummated acquisition of Adolor, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

        As we advance our product candidates through development, the size and scope of the clinical trials we conduct increase significantly, including increases in the number of patients, types of medical conditions being studied, clinical sites and number of countries where the trials will be implemented. Additionally, these trials also have risks associated with the increasing trial design complexity related to both generating data relevant to the clinical settings in various countries and aligning them with the guidance of various regulatory bodies that will permit the approval of our product candidates in those countries. The latter has associated risks since clinical practices vary in the global setting and there is a lack of harmonization between the guidance provided by various regulatory bodies of different regions and countries. At a trial implementation level, we accommodate some of this increased global clinical development activity through increased utilization of vendors, such as our increasing use of CROs, contract investigational drug labeling and distribution providers, and regional and central laboratories to help manage operational aspects of our clinical trials, rather than addressing capacity demands through internal growth. As a result, many key operational aspects of our clinical trial process, which is integral to our business, have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other support services related to portions of our clinical trials fail to perform these clinical trials in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials, or we may be unable to rely in the future on the clinical data generated. These clinical investigators, CROs and other vendors may not carry out their contractual duties or obligations, they may fail to meet expected deadlines, or the quality or accuracy of the clinical data they obtain may be compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons. If these, or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or product candidates could suffer, which could materially adversely affect our business.

        In general, we may not select the optimal balance between growing internally and increasing our use of outside vendors. On the one hand, too much relative internal growth could end up costing us more in recruiting, hiring and infrastructure expansion, such as our expanded laboratory space, and could lead to underutilized employees and space if we do not grow our business as much or as quickly as expected. On the other hand, too much relative use of vendors could end up costing us more in negotiating and administering contracts and in vendor fees, and the ensuing relationships give us less control over projects that are important to our business and could result in disputes with the vendors if the relationships do not progress as one or the other of us anticipated. In addition, outsourcing work to vendors leaves us exposed to the risk that changes in their business or financial condition could cause them to no longer be able to support our business, the impact of which could delay key projects and initiatives and therefore adversely impact the timing and achievement of our business goals.

Our long-term strategy is dependent upon our ability to attract and retain highly qualified personnel.

        Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and other personnel. In order to induce highly qualified and performing employees to remain at Cubist, we provide competitive compensation packages, including stock options and restricted stock units, or RSUs, that vest over time. In the future, we expect to continue providing competitive compensation packages, including stock options, RSUs or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We also have provided retention letters to our executive officers and certain other key employees. Despite our efforts to retain highly qualified and performing employees, members of our management, scientific, medical and sales teams, including some senior members, have in the past and may in the future terminate their employment with us. The failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results.

Our long-term strategy is dependent upon successfully discovering, obtaining, developing and commercializing product candidates.

        We have made significant investments in research and development and have, over the past few years, increased our research and development workforce. However, we have only had a limited number of our internally-discovered product candidates, including CB-315 and CB-625, reach the clinical development stage. We cannot assure you that we will reach this stage for any additional internally-discovered drug candidates or that there will be clinical benefits supporting the further advancement demonstrated by these or any other drug candidates that we do initiate or advance in clinical trials.

        Except for CB-315, all of our drug candidates that have progressed to or beyond Phase 2 clinical trials, including CUBICIN, were not internally developed. We obtained the rights to these drugs through the in-licensing or acquisition of patents, patent rights, product candidates and/or technologies from third parties. These types of activities represent a significant expense, as they generally require us to pay upfront payments, development and commercialization milestone payments and royalties on product sales to other parties. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs, as well as any resulting profits, with a third party.

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

        If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates, particularly in new therapeutic areas in which we may have little or no direct development experience, and achieve approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we currently are developing would generate revenues for several years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, this could have a material adverse effect on our long term business, operating results and financial condition and our ability to create long-term shareholder value may be limited.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

        As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on synergies between the acquiror and acquiree. If we are unable to realize such synergies, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets are constrained at the time we require funding. Furthermore, there is the risk that our valuation of an acquired product or business may turn out to be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to have overvalued an acquisition target. In addition, the accounting effect of the acquisition may be different than what we had anticipated. We also may have to adjust certain aspects of the accounting for acquisitions, such as goodwill, in-process research and development, or IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

        We may not be able to realize the benefit of acquiring businesses with promising drug candidates if we are unable to successfully develop and commercialize such drug candidates. As a result, we cannot assure you that, following any current or future acquisitions, including our recently consummated acquisition of Adolor, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The FDA and other competent authorities worldwide may change their approval requirements or policies for antibiotics or other products, or apply interpretations to their requirements or policies, in a manner that could delay, increase development costs or prevent commercialization of our antibiotic or other product candidates.

        Antibiotics.    Regulatory requirements for the approval of antibiotics in the U.S. and other countries may change in a manner that requires us to conduct additional large-scale clinical trials and/or impose more stringent requirements, which would increase development costs and may delay or prevent commercialization of our antibiotic product candidates. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

        In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. In November 2008, an FDA Anti-Infective Drugs Advisory Committee, or AIDAC, concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if certain abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost, or antimicrobial benefits. In August 2010, the FDA issued draft guidance on drug development for acute bacterial skin and skin structure infections, or ABSSSI, in which the agency confirmed that non-inferiority trials are acceptable to support serious skin infection indications but did not specify what non-inferiority margin should be used. In October 2010, the FDA approved Teflaro for treatment of ABSSSI based on a pre-specified non-inferiority margin of 10% against standard therapy in the product's Phase 3 clinical studies. Although this approval may provide some indication of the FDA's approach, the lack of clear guidance from the FDA concerning the appropriate non-inferiority margin and, more particularly, to which study end point this should be applied, has created uncertainty about the standards for approval of antibiotics in the U.S. In November 2010, the FDA also issued a final guidance on the use of non-inferiority trials to support the approval of antibacterial drugs. Although this guidance provides no further information on the acceptable range of non-inferiority margins, the FDA suggests that, in light of the final guidance, companies should re-evaluate non-inferiority study protocols previously reviewed.

        In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as HABP and VABP) and is currently considering updating its guidance for cIAI and cUTI. Our plan is to seek approval for CXA-201 for the treatment of HABP and VABP in the U.S. and EU. Based on discussions at a recent AIDAC, we intend to discuss our proposed study design with the FDA in the first half of 2012. This will provide some direction on the viability of our current or appropriately revised plan to run Phase 3 trials for CXA-201 for HABP or VABP in order to seek approval for these indications in the U.S. Ongoing, outstanding issues with the viability of HABP or VABP studies could delay the completion of the trials and significantly increase our development costs.

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

        The factors described above could increase our development costs or delay for several years or ultimately prevent commercialization of any new antibiotic product candidates that we are developing or may seek to develop, such as CXA-201 and CB-315. This would likely have a material adverse effect on our business and results of operations.

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

        Mu Opioid Products.    There is currently no formal FDA guidance relevant to our mu opioid antagonist product candidate, CB-5945, which we are developing for the treatment of chronic OIC. Given the lack of formal guidance, we will need to agree with the FDA on the appropriate clinical trials required for approval. We may not be able to agree upon a viable Phase 3 trial design in order to seek approval in the U.S. In addition, the FDA or regulatory agencies in other countries may change the requirements for the approval of mu opioid antagonists in the U.S. and/or impose more stringent requirements, which would increase development costs and may delay or prevent commercialization of CB-5945.

We have collaborative and other similar types of relationships that expose us to a number of risks.

        We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck subsidiary, to develop and commercialize CUBICIN outside the U.S.; we have a collaboration with Optimer to co-promote DIFICID in the U.S.; we have a collaboration with Hydra to develop compounds that target the TRPA1 receptor, which is believed to have an important role in pain management; and we have collaborations with respect to certain of our pre-clinical candidates. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

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

  •
  we may be dependent upon other collaborators to manufacture and supply drug product in order to develop and/or commercialize the drug product that is the subject of the collaboration, as we are with Optimer for DIFICID, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

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

Our investments are subject to risks which could result in losses.

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

We may require additional funds, and we do not know if additional funds would be available to us at all, or on terms that we find acceptable, particularly if the financial and credit markets are constrained at the time we require funding.

        In October 2010, we closed the issuance of $450.0 million aggregate principal amount of our 2.50% convertible senior notes due November 2017, or 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of our 2.25% convertible subordinated notes due June 2013, or 2.25% Notes. Despite the net proceeds that we realized from the offering of the 2.50% Notes, we may be required to seek additional funds in the future due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased, redeemed or converted earlier, the remaining $109.2 million aggregate principal amount of the 2.25% Notes will become due in June 2013 and the $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. Other than our $90.0 million credit facility with RBS Citizens National Association, or RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our stockholders or us, particularly if the credit and financial markets are constrained at the time we require funding.

        We may seek additional funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, further dilution to existing stockholders would result. In addition, as a condition to providing additional funds to us, future investors or lenders may demand, and may be granted, rights superior to those of existing stockholders. We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be on acceptable or affordable terms, particularly if the credit and financial markets are constrained at the time we require funding.

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

        We are subject to federal and state income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as "book tax"). These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock-based compensation, the accounting for business combinations, including accounting for contingent consideration, changes in tax laws and rates, the tax impact of existing or future health care reform, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could affect our results of operations, including our net income. The effect on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

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

  •
  if, in addition to Hospira, third parties file ANDAs with the FDA seeking to market generic versions of our products prior to the earlier of expiration of relevant patents owned or licensed by us or the date Teva is allowed to launch a generic version of CUBICIN under our settlement agreement with Teva and its affiliates, we may need to defend our patents, including by filing lawsuits alleging patent infringement, as we did in the Teva litigation that we recently settled;

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

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it has submitted an ANDA to the FDA, seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of each of the Orange Book patents which protect CUBICIN. The patents expire between June 2016 and September 2028. The notice letter further stated that Hospira is asserting that claims in the referenced patents are invalid, and/or not infringed, and/or unenforceable. We plan to file a patent infringement lawsuit against Hospira in response to the ANDA filing. By statute, if we initiate such a lawsuit within 45 days of receiving the notice letter, the FDA would be automatically precluded from approving Hospira's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of the date we were notified of the filing.

        An adverse outcome in any litigation, including any litigation with Hospira, or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this "Risk Factors" section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, our stock price may decline. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources.

Revenues generated by our commercialized products, CUBICIN and ENTEREG, and products which we may commercialize in the future depend on reimbursement from third-party payors.

        In both domestic and foreign markets, sales of CUBICIN, ENTEREG and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN or ENTEREG, related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or ENTEREG, or provide an insufficient level of coverage and reimbursement, CUBICIN or ENTEREG may be too costly for general use, and physicians may prescribe them less frequently. In this manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as managed care organizations, or MCOs, are likely to have an effect on the successful commercialization of DIFICID, which we co-promote, and our ability to attract collaborative partners to invest in the development of our product candidates.

        In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the Medicaid rebate program, Medicare Parts A, B and D, 340B/PHS drug pricing programs and the VHC Act pricing program impact the revenues that we derive from CUBICIN, as discussed above under the heading "Government Regulation" in Item 1 of Part I of this Annual Report on Form 10-K.

        In addition to these existing legislative and regulatory mandates, future legislation or regulatory actions altering these mandates or imposing new ones may have a significant effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, legislative and regulatory actions and proposals to control and reduce health care costs, including those that use financial rewards or penalties to incentivize cost reductions and increase the quality of patient care. Some of these measures can directly impact the level of reimbursement for pharmaceutical products. Others can directly change the discounts required to be provided by pharmaceutical manufacturers to government payors. Still others can reduce the level of reimbursement for health care services and other non-drug items; such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

        In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesale price. An increasing number of payors are instead adopting reimbursement based on new measures, such as ASP, AMP and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has stated its intention to begin making pharmacy National Average Drug Acquisition Cost data publicly available on at least a monthly basis by the end of 2011. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover CUBICIN or ENTEREG and the willingness of providers to purchase it.

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

        Finally, outside the U.S., certain countries, including some countries in the EU, set prices as part of the regulatory process concerning pricing and reimbursement with limited participation in the process by marketing authorization holders. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by our collaborators in those countries. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Major proposed or actual price reductions for branded pharmaceuticals occurred during 2010 and 2011 in Germany, Italy, Spain, France, and Greece. Further, a number of EU countries use drug prices from other EU Member States as "reference prices" to help determine pricing in their own countries. Consequently, a downward trend in drug prices for some countries could contribute to similar occurrences elsewhere. In addition, the current budgetary difficulties faced by a number of EU Member States, including Greece and Spain, has led to substantial delays in payment by regulatory authorities for medicinal products supplied by manufacturers and distributors.

        In another international trend, various countries also are investigating completely new drug reimbursement methodologies, under which prices would be set largely on the basis of assumptions on a drug's pharmaco-economic value. For example, in 2010 the UK announced that, by 2014, it will begin determining reimbursement rates for new drug products based in large part on an assessment of the overall value of each drug's benefits. During 2011, the UK has reaffirmed their intention to implement this approach within their announced timing. The impact on reimbursement for CUBICIN, or any future drug product we may market in such countries, incremental resources needed to manage submissions in such a regulatory environment, and the potential for other countries adopting similar approaches are difficult to predict at this time.

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

        Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an IND to the FDA or a similar document to competent health authorities outside the U.S. The FDA and other countries' authorities will allow us to begin clinical trials under an IND or similar document in other countries only if we demonstrate in our submission that a potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we did not have the requisite data to file for an IND or similar document and proceed with clinical trials, and this likely will happen again in the future.

        Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g., IRBs and/or Independent Ethics Committees, or IECs). There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities, IRBs, IECs, or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

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

  •
  the difficulties and complexity of testing our drug candidates in clinical trials with pediatric patients as subjects, particularly with respect to CUBICIN, for which we are pursuing a U.S. regulatory filing to gain an additional six months of exclusivity based on safety and efficacy in children, for which additional clinical trials will be required;

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

  •
  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or the IECs on a trial design that we are able to execute, which could happen in the case of CUBICIN, for example, with respect to U.S. pediatric clinical trials;

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

        Regulatory Product Approvals.    We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN and ENTEREG. In territories around the world where CUBICIN is not already approved, our international collaborators have submitted or plan to submit applications for approvals to market CUBICIN. However, we cannot be certain that any regulatory authority will approve these or any future submissions on a timely basis or at all. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the Phase 3 clinical trials of many product candidates include health economics and outcomes research, or HEOR, endpoints or protocols, which may result in trials being prolonged so that the requisite HEOR data can be gathered and may result in unfavorable HEOR data, which could impact the product's approval or success in the marketplace.

        Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards or standards developed by regulatory agencies in countries other than the U.S. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and even could affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN or ENTEREG. Moreover, recent events, including complications experienced by patients taking FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress or foreign legislatures and increased caution by the FDA and comparable foreign regulatory authorities in reviewing applications for approval of new drugs. In summary, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a drug candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA's or any foreign regulatory authority's response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

        Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Our commercialization of an approved drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA, or an equivalent competent authority of another country, may determine that a REMS is necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

        For example, ENTEREG was approved in its labeled indication subject to a REMS that imposes restrictions and requirements on the distribution of ENTEREG that may affect the commercial prospects for the product. The REMS is subject to modification by the FDA at any time, and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult to market and sell ENTEREG.

        The ENTEREG product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients. The REMS and the boxed warning may make it more difficult to market and sell ENTEREG. We are not permitted to sell ENTEREG to hospitals that do not register in the E.A.S.E. program as part of the REMS. Hospitals may be unwilling or unable to comply with the requirements for registration in the E.A.S.E. program. Complying with the requirements of the REMS can be costly and time-consuming and could adversely affect our financial performance. Failure to comply with the requirements of the approved REMS can render the drug misbranded, and a violation of a REMS requirement is subject to civil penalties.

        Selling a pharmaceutical product in the hospital setting presents certain challenges. Hospitals differ widely and each hospital's or hospital group's prescribing is influenced by a list of accepted drugs called a formulary. Most hospitals have a committee, often called a pharmacy and therapeutics committee, which meets periodically to determine which pharmaceutical products to add to the formulary. Many factors are assessed by such committees, including the cost of the drug and its pharmaco-economic profile. Once a pharmaceutical is on formulary, it is easier for a physician within a hospital or hospital group to prescribe the drug. Hospital formulary approval is critical if ENTEREG is to become a commercial success and we cannot assure you that a sufficient number of hospitals will include ENTEREG on their formulary. Notwithstanding success in registering hospitals in the E.A.S.E. program and having those registered hospitals include ENTEREG on the formulary, there can be no assurance that such hospitals will order ENTEREG in meaningful amounts, if at all.

        Because of the restrictive nature of a REMS, we may seek to conduct clinical studies for a drug in a manner that we think will increase the chances of commercial success or design trials in such a way, for example by increasing the trial size, that we believe will reduce the chances of unfavorable information in the drug's label or a REMS. This approach may make clinical development of our drug candidates more expensive, and possibly increase our risk of failure.

        Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients and pediatric patients. Further, we are required to conduct certain post-approval clinical studies of ENTEREG in pediatric patients and in patients undergoing radical cystectomy, in which we are currently performing a Phase 4 clinical trial which is expected to be completed by the end of the first quarter of 2012. Our business could be seriously harmed, particularly with respect to our CUBICIN Phase 4 clinical study pediatric commitments, if we either do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA requires us to change related sections of the marketing label for CUBICIN or ENTEREG or imposes monetary fines on us.

        Adverse medical events that occur during clinical trials or during commercial marketing of CUBICIN or ENTEREG could result in legal claims against us and the temporary or permanent withdrawal of CUBICIN or ENTEREG from commercial marketing, which could seriously harm our business and cause our stock price to decline.

        Commercialization.    Our Company, our drug products, the manufacturing facilities for our drug products and our promotion and marketing materials are subject to continual review and periodic inspection by the FDA and other regulatory agencies, including foreign regulatory agencies, for compliance with pre-approval and post-approval regulatory requirements, including cGMPs, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are any modifications to a drug product that we are developing or commercializing, further regulatory approval will be required.

        Other U.S. state and federal laws and regulations and similar provisions in other countries also may affect our ability to manufacture, market and ship our product, and compliance with such laws, regulations and similar provisions may be difficult or costly for us. These include state or federal U.S. legislation, or legislation in other countries, that in the future could require us or the third parties that we utilize to manufacture and supply our marketed products and product candidates to maintain an electronic pedigree or other similar tracking requirements on our marketed products or product candidates. If any changes to our product or the manufacturing process are required, we may have to seek approval from the FDA or other regulatory agencies in order to comply with the new laws.

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

        Compliance/Fraud and Abuse.    We are subject to extensive and complex laws and regulation, including but not limited to, health care "fraud and abuse" laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. There appears to be a heightened risk of such investigations in the current environment, as evidenced by recent enforcement activity and pronouncements by the Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the use of a legal doctrine that could impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Other countries also have developed an array of legislative and regulatory provisions to combat fraud and abuse. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Optimer co-promotes DIFICID along with us and, except for our co-promotion rights and our joint rights to review and approve promotional and medical affairs materials, is responsible for all aspects of the commercialization of DIFICID, including pricing, distribution and contracting, and will maintain a compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against Optimer with respect to the commercialization of DIFICID could have a significant impact on our ability to successfully co-promote DIFICID and could subject us to investigation or other government actions. Adolor and/or Glaxo have been commercializing ENTEREG since 2008 under each company's own compliance program, which, prior to our acquisition of Adolor, we had no control over. We performed due diligence and are not aware of any compliance failures or violations at Adolor or Glaxo that could lead to a governmental or other action against Adolor with respect to the commercialization of ENTEREG. However, if there are any compliance issues that we did not discover and are unaware of that lead to any such governmental or other action regarding the commercialization of ENTEREG, our ability to successfully commercialize ENETEREG could be significantly impacted, and we may be subject to investigation or other government actions.

        We are required to submit pricing data to the federal government as a condition of selling ENTEREG to healthcare facilities of the U.S. Veterans Affairs, or VA, DoD, PHS and U.S. Coast Guard, or collectively, the VA Network. These price reports are used to determine the amount of discount that must be provided to the VA Network. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. We currently depend upon a third-party to calculate these prices for ENTEREG and prior to the closing of the termination agreement with Glaxo, we were dependent on Glaxo for these calculations; it is possible that the methodologies used for calculating these prices could be challenged under false claims laws or other laws. If our methodologies are incorrect, we could face substantial liability.

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

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets; and

  •
  actions by us or our licensees, distributors, manufacturers, CROs, other third parties who act on our behalf or with whom we do business in foreign countries, or our employees who are working abroad that could subject us to investigation or prosecution under foreign or U.S. laws, including the FCPA, or the anti-bribery or anti-corruption laws, regulations or rules of such foreign countries, including the UK, which is more stringent than the FCPA.

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

        Employment and Human Resources.    The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid and are subject to evolving interpretations by regulatory and judicial authorities. The failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our operations. For example, a 2010 decision by the U.S. Court of Appeals for the Second Circuit, In re

Novartis Wage & Hour Litigation, in a split from an earlier decision from the U.S. Court of Appeals for the Third Circuit, held that pharmaceutical sales representatives were non-exempt employees under the Fair Labor Standards Act, or FLSA. In 2012, the U.S. Supreme Court will review a decision by the U.S. Court of Appeals for the Ninth Circuit in Christopher v. SmithklineBeecham Corp. d/b/a GlaxoSmithKline that conflicts with the Novartis decision with respect to the applicability of one of the FLSA exemptions to pharmaceutical sales representatives. In the same case, the U.S. Supreme Court has said it will address the level of deference owed to the U.S. Department of Labor, or DOL, with respect to FLSA exemptions. The DOL has taken the position that pharmaceutical sales representatives should not be exempt under FLSA. A decision by the U.S. Supreme Court that pharmaceutical sales representatives are not exempt under the FLSA exemption at issue or that a high level of deference is owed to the DOL in the case could trigger additional litigation against pharmaceutical companies, including us. An adverse result in any significant litigation against us could result in significant damages to us and could have a material adverse effect on our business and results of operations.

Credit and financial market conditions may exacerbate certain risks affecting our business.

        Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other health care providers. As a result of current global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, income and cash flow. In addition, we rely upon third parties for many aspects of our business, including our collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations and manufacturers, and third-party suppliers. Because of the tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

The way that we account for our operational and business activities is based on estimates and assumptions that may differ from actual results, and new accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

        The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, including product rebates, chargeback and return accruals; inventories; clinical research costs; investments; property and equipment; other intangible assets; income taxes; accounting for stock-based compensation and business combinations, including contingent consideration and impairment of goodwill and IPR&D. Those critical estimates and assumptions are based on our historical experience, future projections, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values and fair values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates as a result of unexpected conditions or events occurring which cause us to have to reassess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

        The FASB, the SEC, and other bodies that have jurisdiction over the form and content of our financial statements and other public disclosures are issuing and amending proposed and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by the FASB, the SEC and other bodies may have the effect of requiring us to make changes in our accounting policies, including how we account for revenues and/or expenses, which could have a material adverse impact on our financial results.

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

  •
  an adverse result in the litigation that we intend to file against Hospira to defend and/or assert our patents in connection with Hospira's February 2012 notification to us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN before the expiration of the Orange Book patents covering CUBICIN;

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

  •
  the level of the medical community's acceptance and use of ENTEREG and DIFICID;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 45, 55 and 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 402,000 square feet of commercial and laboratory space and 38 acres of land. In July 2011, we completed the acquisition of the building and land located at 45 and 55 Hayden Avenue in Lexington, Massachusetts, or 45-55 Hayden. See Note H., "Property and Equipment, Net," in the accompanying notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is incorporated herein by reference. Refer to Item 12 of Part III of this Annual Report on Form 10-K for additional information.

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol CBST. The following table shows the high and low sales price for our common stock as reported by the NASDAQ Global Select Market for each quarter in the periods presented:

	Common Stock Price
	2011		2010
	High	Low	High	Low
First Quarter	$25.25	$20.95	$23.50	$18.66
Second Quarter	$39.29	$25.02	$24.38	$19.65
Third Quarter	$37.68	$28.82	$24.10	$20.08
Fourth Quarter	$40.49	$33.43	$25.48	$20.81

Holders

        As of February 10, 2012, we had 141 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

        The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index from December 31, 2006, through December 31, 2011. The comparison assumes $100 was invested on December 31, 2006, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31st of the year indicated.

	2006	2007	2008	2009	2010	2011
CBST	100	113	133	105	118	219
NASDAQ Stock Market (U.S.)	100	108	66	95	113	114
NASDAQ Pharmaceutical Index	100	105	98	110	119	128
NASDAQ Biotechnology Index	100	105	91	106	122	136

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from our audited consolidated financial statements.

	For the Years Ended December 31,
Results of Operations	2011		2010		2009		2008		2007
	(in thousands, except per share data)
U.S. product revenues, net	$701,367		$599,601		$523,972		$414,681		$285,059
International product revenues	36,658		25,316		13,759		7,400		5,347
Service revenues	6,725	(1)	8,500	(4)	22,550	(4)	9,451	(4)	—
Other revenues	9,222		3,041		1,863		2,109		4,214

Total revenues, net	$753,972		$636,458		$562,144		$433,641		$294,620

Net income	$33,023	(2)	$94,325	(5)	$79,600		$127,892	(6)	$35,596

Basic net income per common share	$0.54		$1.60		$1.38		$2.26		$0.64
Diluted net income per common share	$0.52		$1.55		$1.36		$2.07		$0.62

	As of December 31,
Balance Sheet Data	2011		2010		2009	2008	2007
	(in thousands)
Cash, cash equivalents and investments	$867,695	(3)	$909,912	(5)	$496,163	$417,945	$398,184
Total assets	$1,887,455		$1,415,157		$983,685	$689,141	$531,789
Total long-term debt	$454,246		$435,800	(5)	$245,386	$232,194	$256,444
Other long-term obligations, excluding long-term deferred revenue	$353,451	(3)	$144,709		$122,055	$3,697	$2,698
Stockholders' equity	$799,857		$663,423		$470,643	$352,327	$189,532
Dividends	$—		$—		$—	$—	$—

(1)
In April 2011, we entered into a co-promotion agreement with Optimer in which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. Under the terms of the co-promotion agreement, Cubist is entitled to a quarterly fee of $3.8 million, or an aggregate of $30.0 million during the term of the co-promotion agreement, and additional revenue upon achievement of certain sales thresholds. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

(2)
In the second quarter of 2011, we recorded $81.8 million of contingent consideration expense as a result of increasing the probabilities of achieving certain milestones related to the product candidates we acquired in connection with our acquisition of Calixa. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

(3)
In December 2011 we acquired Adolor, for which we paid the former shareholders of Adolor an aggregate of $220.8 million, in cash. We also granted CPRs to the former shareholders of Adolor, which represents the right to receive additional payments above the upfront purchase price, up to a maximum amount of $4.50 for each share owned, upon achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945. The fair value of the CPRs of $110.2 million was recorded as contingent consideration on the acquisition date and is included within our consolidated balance sheet as of December 31, 2011. During 2011, we also acquired the land and building located at 45-55 Hayden for $52.5 million, and we also made a $40.0 million milestone payment to the former shareholders of Calixa upon achievement of first patient enrollment in Phase 3 clinical trials of CXA-201 for cUTI. See Note D., "Business Combinations and Acquisitions," Note F., "Fair Value Measurements," and Note H., "Property and Equipment, Net," in the accompanying notes to consolidated financial statements for additional information.

(4)
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

(5)
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

(6)
In 2008, we recorded $17.5 million in upfront and milestone payments relating to our collaboration agreement with Dyax Corp. which was terminated in November 2010. We also recorded an other-than-temporary impairment charge of $49.2 million on our investment in auction rate securities. In December 2010, we sold all of our investments in auction rate securities. In addition, we recorded an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets.

(7)
In 2007, we recorded an IPR&D charge of $14.4 million related to our acquisition of Illumigen Biosciences, Inc., or Illumigen, which was accounted for as an asset acquisition.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See also "Forward-Looking Statements."

Introduction

        This Management's Discussion and Analysis, or MD&A, is provided in addition to the accompanying consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

  •
  Overview: This section provides a summary of our business and our strategic initiatives that could cause our actual results to differ materially from the results that we expect.

  •
  Financial Highlights: This section provides a summary of our performance during the year ended December 31, 2011.

  •
  Results of Operations: This section provides a review of our results of operations for the years ended December 31, 2011, 2010 and 2009.

  •
  Liquidity and Capital Resources: This section provides a summary of our financial condition, including our sources and uses of cash, capital resources, commitments and liquidity.

  •
  Commitments and Contingencies: This section provides a summary of our material legal proceedings and commitments and contingencies, as well as our commitment to make potential future payments to third parties as part of our various business agreements.

  •
  Critical Accounting Policies and Estimates: This section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our consolidated financial statements.

  •
  Recent Accounting Pronouncements: This section provides a summary of recently issued accounting pronouncements.

Overview

        Cubist's strategic intent is to become the leading global biopharmaceutical company focused on discovering, developing, and commercializing therapies for acutely ill patients. Guided by this intent, we are pursuing three complementary paths to growing long-term value for our shareholders:

1. Optimizing CUBICIN

        Our I.V. antibiotic, CUBICIN, continues to be the foundation of our business. The cash flow generated from the sale and use of this product for the treatment of patients with certain serious infections caused by Gram-positive bacteria, including MRSA, funds important investments to drive our future growth. In addition, we are building today on the scientific, medical, commercial and operational expertise we have gained as CUBICIN was developed and commercialized.

        In 2011, we secured this important foundation with the settlement of our patent litigation with Teva. As a result of this agreement we anticipate an exclusivity period for CUBICIN until either late December 2017 or late June 2018. In addition, as a result of the supply arrangement with Teva, we have added an anticipated multi-year revenue stream from our share of Teva's future gross margin from the sales of a generic daptomycin. Also in 2011, we added to the CUBICIN patent portfolio. Based on our current Orange Book listed patents, our supply arrangement with Teva is expected to extend until September 2028. In February 2012, we received notification from Hospira that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN before the expiration of the Orange Book patents covering CUBICIN. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book.

        CUBICIN's 17% revenue growth in the U.S. in 2011 keeps us on track toward our stated goal of achieving at least $1.0 billion in peak year net CUBICIN revenues in the U.S. alone. Outside of the U.S., CUBICIN was approved and launched in another significant market in 2011—Japan. CUBICIN is now available for the treatment of seriously ill patients in 52 markets around the world. Revenues to Cubist from sales of CUBICIN to our international partners were up 45% in 2011.

2. Advancing our Late-Stage Clinical Pipeline

        As we entered 2011, we had Phase 2 clinical trials nearing completion for two programs: first, CXA-201—an I.V. antibiotic in development as treatment for serious infections caused by certain Gram-negative pathogens; second, CB-315—an oral antibiotic drug candidate discovered internally by Cubist, which is in development for the treatment of CDAD. We reported positive Phase 2 results in June of 2011 for both CXA-201 and CB-315. Later in 2011, we initiated Phase 3 clinical trials of CXA-201 for the potential treatment of cUTI and cIAI. Additionally, we expect to initiate Phase 3 trials for CB-315 and CXA-201 for the potential treatment of HABP and VABP in 2012.

3. Pursuing Business Development Opportunities

        The Teva settlement in April 2011 created important momentum for our business development activities. Our focus for the past year has been on executing business agreements that leverage our existing U.S. acute care infrastructure and that are financially disciplined. Our first business development deal in 2011 was the two-year agreement reached with Optimer to help commercialize their CDAD therapy, DIFICID, in U.S. hospitals. We have been earning service revenues under this agreement since July 2011. Later in 2011, we acquired Adolor. Through this acquisition, we gained rights to an existing hospital-based therapy, ENTEREG, for which we can immediately leverage our U.S. acute care commercial infrastructure, as well as a clinical candidate, CB-5945, which we plan to advance into Phase 3 clinical trials in 2012. ENTEREG is now being supported by our U.S. sales and medical affairs organizations. We are assessing opportunities for finding a partner for CB-5945.

Financial Highlights

        The following table sets forth our total net revenues, net income and net income per share for the periods presented:

	For the Years Ended December 31,
	2011		2010	2009
	(in millions, except per share data)
Total revenues, net	$754.0		$636.4	$562.1
Net income	$33.0	(1)	$94.3	$79.6
Basic net income per common share	$0.54	(1)	$1.60	$1.38
Diluted net income per common share	$0.52	(1)	$1.55	$1.36

(1)
During the year ended December 31, 2011, we recognized $91.5 million of contingent consideration expense primarily related to increasing the fair value of our contingent consideration liability related to CXA-201. See the "Results of Operations" and "Commitments and Contingencies" sections of this MD&A for additional information.

          The following is a breakdown of our product revenues:

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
U.S. CUBICIN revenues, net	$698.8	$599.6	$524.0
U.S. ENTEREG revenues, net	2.6	—	—
International product revenues	36.7	25.3	13.8

Total worldwide product revenues, net	$738.1	$624.9	$537.8

          We derive substantially all of our revenues from CUBICIN, which we currently commercialize on our own in the U.S. Our worldwide net product revenues represent net U.S. product revenues of CUBICIN and, beginning in December 2011, ENTEREG, as well as international product revenues, which relate to the payments we receive from international distributors in connection with their commercialization of CUBICIN. International product revenues are primarily based on sales of CUBICIN by Novartis, our distribution partner in the EU.

          We expect both net revenues from sales of CUBICIN in the U.S. and our revenues from CUBICIN sales outside the U.S. to continue to increase due primarily to increased vial sales, market penetration into the MRSA market and price increases we may implement. We also expect an increase in net product revenues as a result of the addition of ENTEREG to our product portfolio and the recognition of a full year of revenue from sales of ENTEREG in 2012. There are a number of events, trends and uncertainties that are impacting or may impact our revenues from CUBICIN and ENTEREG and the growth of such revenues. These events, trends and uncertainties are set forth in the "Risk Factors" section in Item 1A of Part I to this Annual Report on Form 10-K.

          As noted above, in February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of each of the Orange Book patents which protect CUBICIN. The patents expire between June 2016 and September 2028. The notice letter further stated that Hospira is asserting that claims in the referenced patents are invalid, and/or not infringed, and/or unenforceable. We plan to file a patent infringement lawsuit against Hospira in response to the ANDA filing. By statute, if we initiate such a lawsuit within 45 days of receiving the notice letter, the FDA would be automatically precluded from approving Hospira's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of the date we were notified of the filing. See the "Intellectual Property Portfolio" section in Item 1 of Part I of this Annual Report on Form 10-K for additional information.

  Acquisition of Adolor

          In December 2011, we completed our acquisition of Adolor. Under the terms of the agreement and plan of merger, we paid Adolor shareholders $4.25 in cash for each share of Adolor common stock, or approximately $220.8 million, in aggregate, which we funded from our existing cash balances. Adolor's former shareholders also received one non-transferable CPR, which represents the right to receive up to an additional $4.50 for each share of Adolor common stock owned, or up to approximately $233.8 million in aggregate, which Cubist will pay upon achievement of certain regulatory milestones, sales milestones or a combination of both, related to CB-5945. The fair value of the purchase price was estimated to be $331.0 million and was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

  Co-Promotion Agreement with Optimer

          In April 2011, we entered into a co-promotion agreement with Optimer in which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. DIFICID was approved by the FDA in May 2011 for the treatment of CDAD. Under the terms of the co-promotion agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other health care institutions as well as jointly provide medical affairs support for DIFICID. The co-promotion agreement also provides that Cubist is entitled to a quarterly fee of $3.8 million, or an aggregate of $30.0 million during the term of the co-promotion agreement, and is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed-upon annual sales targets are achieved, as well as 50% of Optimer's gross profits derived from net sales of DIFICID above the specified annual targets, if any. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

          We are building a pipeline of acute care therapies through our business development efforts and progressing compounds into clinical development that we have developed internally. See "Business," in Item 1 of Part I to this Annual Report on Form 10-K for a discussion of our products, product candidates and pre-clinical programs.

  Results of Operations

  Years Ended December 31, 2011 and 2010

  Revenues

          The following table sets forth revenues for the periods presented:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
U.S. product revenues, net	$701.4	$599.6	17%
International product revenues	36.7	25.3	45%
Service revenues	6.7	8.5	-21%
Other revenues	9.2	3.0	203%

Total revenues, net	$754.0	$636.4	18%

  Product Revenues, net

          Cubist's total net product revenues included $698.8 million of sales of CUBICIN in the U.S., $2.6 million of sales of ENTEREG in the U.S. and $36.7 million of international product revenues for the year ended December 31, 2011, as compared to $599.6 million of net U.S. product revenues from sales of CUBICIN in the U.S. and $25.3 million of international product revenues for the year ended December 31, 2010. Gross U.S. product revenues totaled $802.5 million and $665.4 million for the years ended December 31, 2011 and 2010, respectively. The $137.1 million increase in gross U.S. product revenues was primarily due to price increases for CUBICIN in January and July 2011, which resulted in $82.9 million of additional gross CUBICIN U.S. product revenues and to an increase of approximately 8% in vial sales of CUBICIN in the U.S., which resulted in higher gross CUBICIN U.S. product revenues of $51.5 million.

          Gross U.S. product revenues are offset by provisions for the years ended December 31, 2011 and 2010, as follows:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
Gross U.S. product revenues	$802.5	$665.4	21%
Provisions offsetting U.S. product revenues
Contractual adjustments	(45.1)	(33.9)	33%
Governmental rebates	(56.0)	(31.9)	75%

Total provisions offsetting product revenues	(101.1)	(65.8)	54%

U.S. product revenues, net	$701.4	$599.6	17%

          Contractual adjustments include pricing and early payment discounts extended to our external customers, as well as sales returns and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid and Medicare coverage gap discount programs, as well as chargebacks related to 340B/PHS and FSS drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increases in chargebacks, Medicaid rebates and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, Medicaid rebates also increased as a result of health care reform, which increased the amount of Medicaid rebates and the number of individuals eligible to participate in the Medicaid program.

          International product revenues increased to $36.7 million for the year ended December 31, 2011, from $25.3 million for the year ended December 31, 2010, primarily related to amounts due to us from Novartis for selling CUBICIN. We expect international product revenues to increase in 2012 as a result of an increase in anticipated sales of CUBICIN by our international alliance partners.

  Service Revenues

          Service revenues for the years ended December 31, 2011 and 2010, were $6.7 million and $8.5 million, respectively. Service revenues for the year ended December 31, 2011, related to quarterly fees earned under the co-promotion agreement with Optimer to promote DIFICID in the U.S. Service revenues for the year ended December 31, 2010, related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. The MERREM I.V. agreement, as amended, expired in accordance with its terms at the end of June 2010. We expect service revenues to increase in 2012 as compared to 2011 as a result of a full year of receiving quarterly payments from Optimer for our co-promotion activities of DIFICID.

Other Revenues

        Other revenues for the years ended December 31, 2011 and 2010, were $9.2 million and $3.0 million, respectively. Other revenues for the year ended December 31, 2011, includes a $2.1 million cumulative adjustment under the contingency-adjusted performance model associated with a $6.0 million milestone payment received under our agreement with Merck related to regulatory approval of CUBICIN in Japan. The remainder of the milestone payment was recognized as deferred revenue and will be amortized to other revenues over the performance period ending January 2021. In addition, we received a $5.0 million sales milestone during the year ended December 31, 2011, as a result of Novartis achieving a predetermined level of aggregate sales of CUBICIN to third parties, which we recognized as other revenue upon achievement.

Costs and Expenses

        The following table sets forth costs and expenses for the periods presented:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
Cost of product revenues	$172.9	$140.8	23%
Research and development	184.5	157.9	17%
Contingent consideration	91.5	4.9	1769%
Selling, general and administrative	163.2	143.3	14%
Restructuring charges	9.3	—	N/A

Total costs and expenses	$621.4	$446.9	39%

Cost of Product Revenues

        Cost of product revenues were $172.9 million and $140.8 million for the years ended December 31, 2011 and 2010, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin for the years ended December 31, 2011 and 2010, was 77%. The increase in cost of product revenues of $32.1 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010, is primarily attributable to the increase in sales of CUBICIN in the U.S. We expect our gross margin percentage in 2012 to be similar to our gross margin percentage in 2011.

Research and Development Expense

        Total research and development expense for the year ended December 31, 2011, was $184.5 million as compared to $157.9 million for the year ended December 31, 2010, and consisted of the following:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
Third-party research and development costs	$76.9	$65.8	17%
Other research and development costs	97.6	91.1	7%
Milestone and upfront payments	10.0	1.0	905%

Total research and development	$184.5	$157.9	17%

        The increase in research and development expense was due primarily to: (i) an increase of $10.4 million in clinical trial expenses related to CXA-201, in which Phase 2 clinical trials for cUTI and cIAI were completed and first patient enrollment in Phase 3 clinical trials for both indications was achieved during 2011; (ii) an increase of $9.1 million in milestone expense related to a $4.0 million development milestone paid to Astellas as a result of first patient enrollment for the Phase 3 trial of CXA-201 in cUTI in 2011 and a $5.0 million development milestone recorded during the year ended December 31, 2011, and paid to Hydra in January 2012, as a result of a CTA filing in December 2011 for CB-625; and (iii) an increase of $7.2 million in employee-related expenses.

        We expect research and development expenses to increase in 2012. The increase in expense is expected to be driven by clinical trial expenses, including the cost to purchase the material for use in clinical trials, and continued investment in process and development activities of our pipeline, particularly Phase 3 clinical trial activities related to the development of CXA-201, CB-315 and CB-5945.

Contingent Consideration Expense

        Contingent consideration expense was $91.5 million and $4.9 million for the years ended December 31, 2011 and 2010, respectively. This expense primarily represents the change in the fair value of the contingent consideration liability relating to potential remaining amounts payable to Calixa's former stockholders upon the achievement of certain development, regulatory and sales milestones, pursuant to our agreement to acquire Calixa in December 2009. Approximately $69.0 million of the change in the fair value for the year ended December 31, 2011, relates to achieving the milestones for first patient enrollment in the Phase 3 clinical trials of CXA-201 for cUTI and cIAI, increasing the probabilities of success for subsequent associated milestones and recognizing expense related to the time value of money. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for HABP and VABP in 2012 was increased, and the resulting fair value of the associated milestone was increased, which resulted in additional expense of $22.2 million.

        Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved. We expect that contingent consideration expense will decrease in 2012 as compared to 2011.

Selling, General and Administrative Expense

        Selling, general and administrative expense for the year ended December 31, 2011, was $163.2 million as compared to $143.3 million for the year ended December 31, 2010. The increase in selling, general and administrative expense is primarily related to an increase of $14.7 million in payroll, benefits and other employee-related expenses due to an increase in headcount and transaction fees of $8.1 million incurred in connection with the acquisition of Adolor in December 2011. The increase was partially offset by a decrease of approximately $3.0 million in rental expense as a result of the acquisition of the building and land located at 45-55 Hayden in July 2011, which we previously leased.

        We expect selling, general and administrative expense in 2012 to increase modestly, in the aggregate, primarily due to an increase in salaries, benefits and employee-related expenses due to an increase in headcount during 2012, as well as selling-related expenses to support ENTEREG and expenses related to litigation we plan to file against Hospira with respect to Hospira's ANDA filing.

Restructuring Expense

        In connection with our acquisition of Adolor, we committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement for Adolor's operating lease for its facility in Exton, Pennsylvania, as of December 31, 2011. Cubist incurred charges of $9.3 million in the fourth quarter of 2011 related to these activities. We expect to pay employee-related severance of $7.3 million and the lease termination obligation of $1.2 million during 2012 using our existing cash balances. The remaining severance payments will be made in the first half of 2013. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
Interest income	$2.7	$4.7	-43%
Interest expense	(31.4)	(25.6)	23%
Other income (expense)	1.0	(14.4)	107%

Total other income (expense), net	$(27.7)	$(35.3)	-21%

Interest Income

        Interest income for the year ended December 31, 2011, was $2.7 million as compared to $4.7 million for the year ended December 31, 2010. The decrease in interest income is primarily due to a decrease of $4.3 million due to lower rates of return on our investments resulting from a decline in overall market rates in 2011 as compared to 2010, partially offset by an increase of $2.3 million due to a higher average invested cash balance in 2011 as compared to 2010.

Interest Expense

        Interest expense for the year ended December 31, 2011, was $31.4 million as compared to $25.6 million for the year ended December 31, 2010. The increase in interest expense is due to the issuance of $450.0 million aggregate principal amount of our 2.50% Notes in October 2010. Interest expense includes $18.4 million of amortization of a debt discount during the year ended December 31, 2011, relating to both our 2.50% Notes and 2.25% Notes in accordance with accounting guidance for debt with conversion and other options. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

        We expect interest expense in 2012 to increase from 2011 as a result of the recognition of interest expense related to the debt discount on our 2.50% Notes and the imputed interest on the $22.5 million payable to Glaxo recorded in connection with our acquisition of Adolor in December 2011. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information. We also expect to cease capitalizing interest in 2012 as a result of completing construction at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden, which will increase interest expense.

        The following table summarizes our interest expense for the periods presented:

	For the Years Ended December 31,
	2011	2010
	(in millions)
Contractual interest coupon payments	$13.7	$8.0
Amortization of debt discounts	18.4	15.1
Amortization of the liability components of debt issuance costs	1.8	2.5
Capitalized interest	(2.5)	—

Total interest expense	$31.4	$25.6

Other Income (Expense)

        Other income for the year ended December 31, 2011, was $1.0 million as compared to other expense of $14.4 million for the year ended December 31, 2010. The increase in other income for the year ended December 31, 2011, primarily relates to a $15.9 million loss on the partial extinguishment of our 2.25% Notes in October 2010 that we recorded in 2010. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	For the Years, Ended December 31,
	2011	2010
	(in millions, except percentages)
Effective tax rate	68.5%	38.9%
Provision for income taxes	$71.8	$60.0

        For the year ended December 31, 2011, the difference between the effective tax rate of 68.5% and the U.S. federal statutory income tax rate of 35.0% is primarily due to the impact of non-deductible contingent consideration of 28.5%, state income taxes of 3.7% and non-deductible expenses of 2.3% related to transaction costs incurred for the acquisition of Adolor. For the year ended December 31, 2010, the difference between the effective tax rate of 38.9% and the U.S. federal statutory income tax rate of 35.0% is primarily the result of state income taxes of 3.9%, non-deductible contingent consideration of 1.1% and the impact of the federal research and development tax credit of -1.7%.

        Cubist and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of our income or loss, or one-time activities occurring during the period. We expect that our effective tax rate will decrease in 2012 due to lower non-deductible contingent consideration as compared to 2011.

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

        Gross U.S. product revenues are offset by provisions for the years ended December 31, 2010 and 2009, as follows:

	For the Years Ended December 31,
	2010	2009	% Change
	(in millions)
Gross U.S. product revenues	$665.4	$567.2	17%
Provisions offsetting U.S. product revenues
Contractual adjustments	(33.9)	(24.0)	41%
Governmental rebates	(31.9)	(19.2)	66%

Total provisions offsetting product revenues	(65.8)	(43.2)	52%

U.S. product revenues, net	$599.6	$524.0	14%

        Contractual adjustments include pricing and prompt pay discounts extended to our external customers, as well as sales returns and wholesaler distribution. Governmental rebates represent amounts under the Medicaid and Medicare coverage gap discount programs, as well as chargebacks related to 340B/PHS and FSS drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increases in Medicaid rebates and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, Medicaid rebates also increased as a result of health care reform, which increased the amount of Medicaid rebates and the number of individuals eligible to participate in the Medicaid program.

        International product revenues increased to $25.3 million for the year ended December 31, 2010, from $13.8 million for the year ended December 31, 2009, primarily related to an increase in amounts due to use from Novartis for selling CUBICIN.

Service Revenues

        Service revenues for the years ended December 31, 2010 and 2009, were $8.5 million and $22.5 million, respectively, and related to our exclusive agreement with AstraZeneca to promote and provide other support in the U.S. for MERREM I.V. The MERREM I.V. agreement, as amended, expired in accordance with its terms at the end of June 2010. Service revenues from MERREM I.V. for the year ended December 31, 2009, represent (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit from U.S. MERREM I.V. sales that we received in 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount. U.S. sales of MERREM I.V. did not exceed the established annual sales amount in 2009. As such we did not receive a gross profit percentage payment in 2010 for 2009 sales.

Costs and Expenses

        The following table sets forth costs and expenses for the periods presented:

	For the Years Ended December 31,
	2010	2009	% Change
	(in millions)
Cost of product revenues	$140.8	$116.9	20%
Research and development	157.9	170.6	-7%
Contingent consideration	4.9	—	N/A
Selling, general and administrative	143.3	136.9	5%

Total costs and expenses	$446.9	$424.4	5%

Cost of Product Revenues

        Cost of product revenues were $140.8 million and $116.9 million for the years ended December 31, 2010 and 2009, respectively. Included in our cost of product revenues were royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin for the year ended December 31, 2010, was 77%, as compared to 78% for the year ended December 31, 2009. The increase in cost of product revenues of $23.9 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily attributable to the increase in sales of CUBICIN in the U.S.

Research and Development Expense

        Total research and development expense for the year ended December 31, 2010, was $157.9 million as compared to $170.6 million for the year ended December 31, 2009, and consisted of the following:

	For the Years Ended December 31,
	2010	2009	% Change
	(in millions)
Third-party research and development costs	$65.8	$61.9	6%
Other research and development costs	91.1	83.4	9%
Milestone and upfront payments	1.0	25.3	-96%

Total research and development	$157.9	$170.6	-7%

        The decrease in research and development expense was primarily due to (i) a decrease of $25.0 million in license and collaboration expenses related to upfront payments made in 2009 for the Alnylam Pharmaceuticals, Inc. and Hydra license and collaboration agreements as compared to 2010, when we did not make any such upfront payments; (ii) a decrease of $14.3 million in clinical expenses related to the discontinuation of the development of ecallantide in March 2010 and a decrease of $4.7 million in clinical expenses related to CUBICIN; and (iii) a decrease of $4.3 million in stock-based compensation charges as compared to 2009, when we incurred such charges related to the acquisition of Calixa. These decreases were partially offset by (i) an increase of $14.2 million in clinical expenses primarily related to CXA-201; (ii) an increase of $8.1 million in process development expenses related to CXA-201; and (iii) an increase of $8.1 million in payroll, benefits and other employee-related expenses due to an increase in headcount.

Contingent Consideration Expense

        Contingent consideration expense was $4.9 million and zero for the years ended December 31, 2010 and 2009, respectively. This expense represented the change in the fair value of the contingent consideration liability relating to potential remaining amounts payable to Calixa's former stockholders upon the achievement of certain development, regulatory and sales milestones, pursuant to our agreement to acquire Calixa in December 2009. The change in the fair value for the year ended December 31, 2010, related to the time value of money.

Selling, General and Administrative Expense

        Selling, general and administrative expense for the year ended December 31, 2010, was $143.3 million as compared to $136.9 million for the year ended December 31, 2009. The increase in selling, general and administrative expense was primarily related to an increase in payroll, benefits and other employee-related expenses as a result of the expansion of our sales staff and an increase in legal costs associated with the patent infringement litigation with Teva and its affiliates, partially offset by transaction costs of $1.3 million incurred in 2009 related to our acquisition of Calixa that did not recur in 2010.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2010	2009	% Change
	(in millions)
Interest income	$4.7	$4.3	10%
Interest expense	(25.6)	(20.9)	22%
Other income (expense)	(14.4)	(1.2)	1075%

Total other income (expense), net	$(35.3)	$(17.8)	98%

Interest Income

        Interest income for the year ended December 31, 2010, was $4.7 million as compared to $4.3 million for the year ended December 31, 2009. The increase in interest income was primarily due to a higher average invested cash balance in 2010 as compared to 2009.

Interest Expense

        Interest expense for the year ended December 31, 2010, was $25.6 million as compared to $20.9 million for the year ended December 31, 2009. The increase in interest expense was due to the issuance of $450.0 million aggregate principal amount of our 2.50% Notes in October 2010. Interest expense includes $15.1 million of amortization of a debt discount during the year ended December 31, 2010, relating to both our 2.50% Notes and 2.25% Notes in accordance with accounting guidance for debt with conversion and other options. Also included in interest expense was approximately $1.5 million of debt issuance costs written off as a result of the repurchase of $190.8 million of our 2.25% Notes in privately-negotiated transactions in October 2010. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

        The following table summarizes our interest expense for the periods presented:

	For the Years Ended December 31,
	2010	2009
	(in millions)
Contractual interest coupon payments	$8.0	$6.8
Amortization of debt discounts	15.1	13.2
Amortization of the liability component of debt issuance costs	2.5	0.9

Total interest expense	$25.6	$20.9

Other Income (Expense)

        Other expense for the year ended December 31, 2010, was $14.4 million as compared to $1.2 million for the year ended December 31, 2009. The increase in other expense for the year ended December 31, 2010, primarily related to: (i) a $15.9 million loss on the partial extinguishment of our 2.25% Notes in October 2010; and (ii) $1.2 million of net foreign exchange losses for certain available-for-sale investments denominated in Euros, which were re-measured at the end of each period. The increase was partially offset by $2.7 million of gains related to our five auction rate securities, which were sold in December 2010. See Note E., "Investments," and Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	For the Years Ended December 31,
	2010	2009
	(in millions, except percentages)
Effective tax rate	38.9%	33.6%
Provision (benefit) for income taxes	$60.0	$40.3

        For the year ended December 31, 2010, the difference between the effective tax rate of 38.9% and the U.S. federal statutory income tax rate of 35.0% was primarily the result of state income taxes of 3.9%, non-deductible contingent consideration of 1.1% related to our acquisition of Calixa in December 2009, and the impact of the Federal research and development tax credit of -1.7%. Our effective tax rate for the year ended December 31, 2009, was 33.6%, for which the difference from the statutory rate primarily related to a $3.0 million net income tax benefit for discrete items related to the termination of the development of the Hepatitis C Virus compound that we had acquired through our acquisition of Illumigen in December 2007. This net benefit included the write-off of our tax investment in Illumigen net of the write-off of Illumigen's federal NOL carryforwards.

Liquidity and Capital Resources

        Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest. We fund our cash requirements primarily through sales of CUBICIN and equity and debt financings. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, particularly CXA-201, CB-315 and CB-5945, investments in other product opportunities and our business development activities.

        Our financial condition is summarized as follows:

	As of December 31,
	2011	2010
	(in millions)
Financial assets:
Cash and cash equivalents	$197.6	$373.0
Short-term investments	670.1	516.8
Long-term investments	—	20.1

Total financial assets	$867.7	$909.9

Financial Liabilities:
Outstanding principal on 2.25% Notes and 2.50% Notes	$559.2	$559.2
Payable to Glaxo	22.5	—

Total borrowings	$581.7	$559.2

        Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, contingent payments under our license and collaboration agreements and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets are constrained at the time we require funding.

Investments

        We have investments in bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities. In December 2010, we sold the five auction rate securities we held in exchange for proceeds of $28.8 million. We recognized a gain of $2.7 million in other income (expense) within the consolidated statement of income for the year ended December 31, 2010. See Note B., "Accounting Policies" and Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

Borrowings and Other Liabilities

        In October 2010, we completed a registered public offering of $450.0 million aggregate principal amount of the 2.50% Notes. The 2.50% Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on each May 1st and November 1st. We used a portion of the net proceeds from this offering to repurchase $190.8 million aggregate principal amount of our outstanding 2.25% Notes in October 2010, at an average price of approximately $105.37 per $100 par value of debt. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

        As a result of the acquisition of Adolor, we assumed the obligation to pay Glaxo the remaining annual payments aggregating to $22.5 million. Cubist recorded the fair value of the remaining annual payments based on a discount rate of 5.3%. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

        In December 2008, we entered into a $90.0 million revolving credit facility with RBS Citizens for general corporate purposes. Under the revolving credit facility, we may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest on the borrowings can be calculated, at our option, based on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2011, 2010, or 2009.

Repurchases of Common Stock, Convertible Subordinated Notes or Convertible Senior Notes Outstanding

        From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or repurchase or redeem our outstanding 2.25% Notes and 2.50% Notes in privately-negotiated transactions, publicly-announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Cubist and its stockholders. Any such repurchases or redemptions could deplete some of our cash resources.

Cash Flows

        Our net cash flows are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Net cash provided by operating activities	$200.4	$184.5	$159.8
Net cash used in investing activities	$(439.5)	$(222.7)	$(416.2)
Net cash provided by financing activities	$62.8	$253.0	$5.0

Operating Activities

        Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for:

  •
  Non-cash operating items such as depreciation and amortization, deferred income taxes, contingent consideration and stock-based compensation expenses; and

  •
  Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

  •
  Changes associated with the payment of contingent consideration milestones to the extent the payment exceeded the acquisition-date fair value.

        Net cash provided by operating activities for the year ended December 31, 2011, was impacted by a milestone payment to Calixa's former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cUTI, of which $23.2 million was included within net cash provided by operating activities, as it relates to the amount of the milestone payment in excess of its acquisition-date fair value. Net cash provided by operating activities was also impacted by a $35.1 million increase in the change in assets and liabilities for the year ended December 31, 2011, as compared to the year ended December 31, 2010, which is primarily due to increases in accrued restructuring as a result of the acquisition of Adolor, accrued Medicaid rebates as a result of delayed billing for rebate claims by state authorities, and the impact of health care reform, and accrued royalties, partially offset by an increase in accounts receivable due to an increase in sales of CUBICIN.

        Net cash provided by operating activities for the year ended December 31, 2010, was impacted by an increase in net income of $14.7 million, as compared to the year ended December 31, 2009, primarily driven by increased sales of CUBICIN in the U.S. In addition, the increase in cash provided by operating activities was impacted by the $19.1 million increase in adjustments to net income, which primarily relate to the loss recognized on the partial extinguishment of our 2.25% Notes in October 2010. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information. The $9.1 million increase in the change in assets and liabilities for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily the result of increases in prepaid clinical expenses related to CXA-201 and prepaid income taxes.

Investing Activities

        Net cash used in investing activities in 2011 was $439.5 million, as compared to $222.7 million and $416.2 million in 2010 and 2009, respectively. Net cash used in investing activities in 2011 consisted of $200.7 million related to the acquisition of Adolor, purchases of $100.1 million of property and equipment, primarily related to the acquisition of 45-55 Hayden as well as the construction of approximately 104,000 square feet of laboratory space and associated administrative space at our facilities at 65 Hayden, and purchases of $1.4 billion in investments, partially offset by proceeds of $1.3 billion from our investments. Net cash used in investing activities in 2010 consisted of purchases of $654.8 million in investments and $17.5 million of purchases of property and equipment, partially offset by proceeds of $449.5 million from our investments, including $28.8 million received from the sale of our auction rate securities in December 2010. Net cash used in investing activities in 2009 consisted of $91.4 million for the acquisition of Calixa and also included the purchase of $364.7 million in investments, offset by proceeds of $51.0 million from our investments and the purchase of $11.1 million of property and equipment. We estimate that capital expenditures for 2012 will be approximately $20.0 million, primarily driven by investment in laboratory equipment, information technology solutions and enhancements to support the needs of an expanding business, which we expect to fund from our existing cash balances.

Financing Activities

        Net cash provided by financing activities in 2011 was $62.8 million, as compared to $253.0 million and $5.0 million in 2010 and 2009, respectively. Net cash provided by financing activities for the year ended December 31, 2011, included an $18.1 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. This was partially offset by a milestone payment to Calixa's former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cUTI in 2011, of which the acquisition-date fair value of $16.8 million was included within net cash provided by financing activities. Net cash provided by financing activities in 2010 included cash received from the issuance of $450.0 million of our 2.50% Notes, offset by repayment of $190.8 million in aggregate principal of our 2.25% Notes and $14.0 million of debt issuance costs incurred in connection with the issuance of the 2.50% Notes. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information. Net cash provided by financing activities also included cash received from stock option exercises and purchases of common stock through our employee stock purchase plan of $61.6 million, $16.3 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Commitments and Contingencies

Legal Proceedings

        In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 2009 notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Among other things, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017; and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. See the "Business" section in Item 1 of Part I of this Annual Report on Form 10-K for additional information on the agreement, including, among other things, a summary of the licenses granted under the agreement, terms of the agreement that relate to the timing of the licenses, the scope of the licenses, the termination provisions, and provisions related to our obligation to supply CUBICIN to Teva.

Contingent Consideration

  Adolor

        If certain regulatory milestones, sales milestones or a combination of both are achieved, with respect to CB-5945, we have committed, under the terms of the acquisition agreement pursuant to which we acquired Adolor in December 2011, to make future payments to the former shareholders of Adolor. We granted non-transferable CPRs to the former shareholders of Adolor, which represent the right to receive additional payments above the upfront purchase price, up to a maximum amount of $4.50 for each share owned by Adolor's former shareholders upon achievement of such milestones. The aggregate, undiscounted amount that Cubist could pay under the merger agreement ranges from zero to approximately $233.8 million.

  Calixa

        If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. First patient enrollment in Phase 3 clinical trials for cUTI and cIAI triggered a $40.0 million milestone obligation related to cUTI and a $30.0 million milestone obligation related to cIAI. Cubist paid the cUTI-related milestone to Calixa's former stockholders during the third quarter of 2011 and paid the cIAI-related milestone in January 2012. We may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa, including a $40.0 million milestone expected to be triggered in the second half of 2012 related to first patient enrollment in a Phase 3 clinical trial for HAPB and VABP.

        In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved, and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of December 31, 2011, the contingent consideration related to the Adolor and Calixa acquisitions are our only financial liabilities measured using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties. The following summarizes our significant contractual obligations at December 31, 2011, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Convertible senior and subordinated notes(1)	$—	$109.2	$—	$450.0	$559.2
Interest on convertible senior and subordinated notes(1)	13.7	23.7	22.5	11.3	71.2
Royalty payments(2)	62.7	—	—	—	62.7
Inventory purchase obligations(3)	51.3	37.1	15.1	—	103.5
Contingent consideration obligations(4)	70.0	—	—	—	70.0
Other purchase obligations(5)	61.4	20.2	—	—	81.6
Other liabilities(6)	4.7	7.0	8.0	4.5	24.2

Total contractual cash obligations	$263.8	$197.2	$45.6	$465.8	$972.4

(1)
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

(2)
The royalty payments listed above represent amounts expected to be owed through December 31, 2012, to: i) Eli Lilly on sales of CUBICIN; ii) Eli Lilly and Shire on sales of ENTEREG; and iii) Glaxo on sales of ENTEREG through December 31, 2012. Committed payments do not reflect the impact of royalties on future sales of CUBICIN and ENTEREG beyond December 31, 2012, because we are unable to reliably estimate such total CUBICIN and ENTEREG sales on which royalties would be due.

(3)
The inventory purchase obligations listed above primarily represent purchases for the manufacturing of CUBICIN API by our supplier, ACSD, under the amended manufacturing and supply agreement with ACSD, as well as payments for converting CUBICIN API into its finished, vialed and packaged formulation under separate agreements for these services. The expected payments for minimum inventory purchase obligations have been translated to U.S. dollars using the exchange rate between U.S. dollars and Euros at December 31, 2011.

(4)
The contingent consideration obligations included above represent amounts for which we can reliably estimate the timing and amount of payments expected to be made to: i) the former stockholders of Calixa upon the achievement of certain development milestones with respect to CXA-201 in connection with our acquisition of Calixa; and ii) the former stockholders of Adolor upon the achievement of certain regulatory and commercialization milestones with respect to CB-5945. These contingent consideration obligations have not been probability-adjusted or discounted. Cubist made a $30.0 million milestone payment, included in the table above, in January 2012. The total undiscounted amounts potentially payable to the former stockholders of Calixa and Adolor, in excess of amounts included in the table above, are $180.0 million and $233.8 million, respectively, the payment of which is contingent upon the achievement of certain development, regulatory and sales-based milestones.

(5)
Other purchase obligations listed above primarily represent expected amounts owed to our CROs, and independent clinical investigators related to clinical trials of candidates in our product pipeline, as well as amounts owed to our third-party service provider for the purposes of conducting clinical trials on our behalf related to CXA-201. Other purchase obligations also include expected amounts for future research funding under our collaboration agreements.

(6)
Other liabilities listed above primarily represent amounts owed to Glaxo as a result of the termination agreement entered into between Adolor and Glaxo in June 2011. Adolor agreed to pay Glaxo $25.0 million, of which $2.5 million was paid in August 2011, payable in six remaining installments over a six-year period beginning in August 2012 in exchange for the return to Adolor of full commercialization rights to ENTEREG. In December 2011, we assumed the remaining obligations of $22.5 million owed to Glaxo as a result of the acquisition of Adolor. The annual payments listed above have not been discounted.

        In addition to the commitments discussed above, we have commitments to make potential future milestone payments to third parties under our license and collaboration arrangements totaling approximately $999.6 million, which include $214.8 million for development milestones, $121.3 million for regulatory milestones and $663.5 million for sales-based milestones. These milestones primarily include the commencement and results of clinical trials, obtaining regulatory approval in various jurisdictions and the future commercial success of development programs, the outcome and timing of which are difficult to predict and subject to significant uncertainty. In addition to the milestones discussed above, we are obligated to pay royalties on future sales, which are contingent on generating levels of sales of future products that have not been achieved and may never be achieved. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information regarding our license, collaboration and acquisition arrangements.

        Reserves for unrecognized tax benefits of $14.1 million have also been excluded from the table above due to the inability to predict the timing of tax audit resolutions.

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

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, which requires management to make certain estimates, judgments and assumptions that affect certain reported amounts and disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual amounts may differ from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition;

  •
  Inventories;

  •
  Clinical Research Costs;

  •
  Investments;

  •
  Business Combinations;

  •
  Intangible Assets and Impairment

  •
  Income Taxes;

  •
  Stock-Based Compensation; and

  •
  Contingent Consideration.

I. Revenue Recognition

        Our principal sources of revenue are: (i) sales of CUBICIN in the U.S.; (ii) revenues derived from sales of CUBICIN by our international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and distribution agreements with other pharmaceutical and biopharmaceutical companies; and (iv) service revenues derived from our promotion and support of DIFICID. We expect to include sales of ENTEREG in the U.S. as an additional source of revenue in the future. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

Multiple-Element Arrangements

        On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We entered into the co-promotion agreement with Optimer in April 2011, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements, as noted below. Cubist's other existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

U.S. Product Revenues, net

        We maintain a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to our end users, who are generally hospitals and acute care settings. We generally do not allow wholesalers to stock CUBICIN or ENTEREG. This results in sales trending closely to actual hospital and acute care settings' purchases. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees and Medicaid and Medicare coverage gap discount program rebates in the same period the related sales are recorded.

Reserves for U.S. Product Revenues

        Our return policy allows our customers to return product within a specified period prior to and subsequent to the expiration date of the product. Our estimate of the provision offsetting returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users. If we discontinue the drop-ship program and allow wholesalers to stock CUBICIN, our net product sales may be impacted.

        We analyze our estimates and assumptions for chargebacks and Medicaid and Medicare coverage gap discount program rebate reserves quarterly. Our reserves for chargebacks and for Medicaid and Medicare rebates have two components: (i) an estimate of outstanding claims for known end-user rebate eligible sales that have occurred, but for which related claim submissions have not been received; and (ii) an estimate of chargebacks and Medicaid and Medicare rebates based on an analysis of customer sales mix data to determine which sales may flow through to a rebate or chargeback eligible customer. Effective March 23, 2010, the Affordable Care Act extended Medicaid rebates to drug volume issued to Medicaid patients whose drug coverage is managed by MCOs under individual agreements with states. We accrue for the expected liability at the time we record the sale; however, the time lag between sale and payment of Medicaid and Medicare rebates can be lengthy. Due to the time lag, in any particular period our Medicaid and Medicare rebate adjustments may incorporate revisions of accruals for several periods.

        Reserves for Medicaid and, commencing in January 2011, Medicare coverage gap discount program rebates, are included in accrued liabilities and were $14.9 million and $6.3 million at December 31, 2011 and 2010, respectively. Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $8.2 million and $6.0 million at December 31, 2011 and 2010, respectively.

        We believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances. Applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns, chargebacks and Medicaid rebate reserves to vary. However, due to the drop-ship model under which we currently operate, and our experience to date of actual product returns, chargebacks and Medicaid rebate claims, we do not expect that the differences would be material.

International Product Revenues

        We sell our product to international distribution partners based upon transfer price arrangements that are generally established annually. Once Cubist's distribution partner sells the product to a third party, we may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price previously paid for the product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. We recognize the additional revenue upon receipt of royalty statements from our distribution partners. Certain agreements with our distribution partners contain multiple elements in which Cubist has continuing performance obligations. In such arrangements in which we determined that the undelivered elements in each arrangement did not have reliable evidence of fair value, payments from distribution partners are recorded as deferred revenue. We amortize deferred revenue to international product revenue over the performance period of each arrangement under the contingency-adjusted performance model.

Service Revenues

        Service revenues represent amounts earned as a result of agreements we have established with partners to co-promote drug products. We use our existing sales force to assist in the promotion of these drugs to physicians, hospitals, long-term care facilities and other health care institutions. We currently have an agreement with Optimer to co-promote DIFICID in the U.S. The initial term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011. We assessed the co-promotion agreement under the accounting guidance on revenue recognition for multiple-element arrangements. The deliverables under the co-promotion agreement with Optimer include co-promotion of DIFICID, participation in joint committees and providing medical affairs support for DIFICID. Each identified deliverable within the arrangement was determined to be a separate unit of accounting, and the performance period of each deliverable was deemed to be the term of the co-promotion agreement. There are no performance obligations extending beyond the term of the arrangement. As a result, we are recognizing the service fees ratably over the performance period ending July 31, 2013. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

Other Revenues

        Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements.

        On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements with continuing performance obligations. Consideration for events that meet the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either Cubist's performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as Cubist completes its performance obligations. The adoption of this guidance did not materially change our previous method of recognizing milestone payments. During the year ended December 31, 2011, Merck received regulatory approval of CUBICIN in Japan, which triggered a $6.0 million milestone payment to Cubist. The milestone was assessed under the accounting guidance for the milestone method of revenue recognition and was not deemed to be substantive and, therefore, only approximately $2.1 million was recognized as other revenue during the year ended December 31, 2011. The remainder of the milestone payment will be amortized to other revenues over the performance period ending January 2021. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

II. Inventories

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) basis. On a quarterly basis, we analyze our inventory levels and write-down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications through a charge to cost of product revenues. Expired inventory is disposed of, and the related costs are written off to cost of product revenues. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Therefore, any such written-down inventory would be sold at significantly higher margin. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

III. Clinical Research Costs

        We utilize external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. Contracts and studies vary significantly in duration and are generally composed of a fixed management fee, variable indirect reimbursable costs and amounts owed on a per patient enrollment basis. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expense in our consolidated statements of income. We defer and capitalize nonrefundable advance payments made by us for research and development activities, including clinical research activities, until the related goods are delivered or the related services are performed. Milestones paid to collaborators are expensed as incurred if the payment is not payment for future services. We monitor the activity levels and patient enrollment levels of the studies through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs.

        The level of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of each study, the level of patient enrollment, the number of sites involved in each study and the global location of sites. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require significantly high patient enrollment rates, have complex patient screening requirements or that span multiple years. If we receive incomplete or inaccurate information from our third-party service providers, we may under- or over-estimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to prior period accruals that increase or reverse research and development expenses in future periods when the actual activity level becomes known.

IV. Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Our short-term investments include bank deposits, corporate and municipal notes, U.S. treasury securities, and U.S. government agency securities. Long-term investments may include corporate notes, U.S. treasury securities and U.S. government agency securities. Investments are considered available-for-sale as of December 31, 2011 and 2010, and are carried at fair value. In accordance with fair value measurement guidance, we categorize investments within the fair value hierarchy based on the inputs used to estimate fair value, which may be based on observable and/or unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. The fair value hierarchy level is determined by asset class based on the lowest level of significant input. As of December 31, 2011, the fair value estimates for our investments utilize observable inputs and are categorized as Level 1 or Level 2 of the fair value hierarchy, which is described in Note B., "Accounting Policies," in the accompanying notes to consolidated financial statements.

        Investments are initially valued at the transaction price and subsequently valued using information obtained through a third-party pricing service. The pricing service uses various market inputs to determine value, including trade information, broker or dealer quotes, bids, offers, market interest rates or a combination of these data sources. We corroborate the prices provided by our third-party pricing service by obtaining, analyzing market data from other pricing sources and confirming that the relevant markets are active. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

        Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Any premium or discount arising at purchase is amortized and/or accreted to interest income.

V. Business Combinations

        On December 12, 2011, we acquired Adolor for total consideration of $331.0 million, consisting of a cash payment of $220.8 million and contingent consideration with an estimated fair value of $110.2 million. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value. Transaction costs were expensed as incurred.

        The following table summarizes these estimated fair values:

December 12, 2011
(in millions)
Cash	$20.2
Investments	2.0
Inventory	40.8
IPR&D	117.4
ENTEREG intangible asset	164.6
Deferred tax assets	56.0
Goodwill	60.7
Other assets acquired	7.3

Total assets acquired	469.0
Deferred tax liabilities	(108.1)
Payable to Glaxo	(18.9)
Other liabilities assumed	(11.0)

Total liabilities assumed	(138.0)

Total net assets acquired	$331.0

        The difference between the purchase price of $331.0 million and the fair value of assets acquired and liabilities assumed of $60.7 million was recorded as goodwill. None of this goodwill is expected to be deductible for income tax purposes.

        We acquired commercial ENTEREG inventory and recorded it at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up will be recorded to cost of product revenues within the consolidated statement of income as the related inventory is sold, which is expected to be over a period of approximately eight years.

        Of the identifiable assets acquired through our acquisition of Adolor, $117.4 million relates to IPR&D for CB-5945. The fair value of the acquired IPR&D asset was determined using an income approach, including a discount rate of 16.0%, applied to the probability-adjusted after-tax cash flows. We believe the assumptions are representative of those a market participant would use in estimating fair value. CB-5945 is an oral, peripherally-restricted mu opioid receptor antagonist currently in development for the treatment of chronic OIC. Cubist expects to initiate Phase 3 clinical trials in 2012. The estimated research and development cost to advance CB-5945 to commercialization ranges from $150.0 million to $180.0 million, which includes potential milestones associated with CB-5945. Assuming successful results in clinical trials, we intend to commercially launch CB-5945 in 2016.

        We also recorded $164.6 million of finite-lived other intangible assets related to the rights to ENTEREG. The fair value of the acquired ENTEREG intangible asset was determined using an income approach, including a discount rate of 15.0%, applied to the after-tax cash flows. The ENTEREG intangible asset is being amortized using the straight-line method over approximately nine years. Estimating the fair value of assets acquired and liabilities assumed in a business combination requires significant judgment. The use of different estimates could result in materially different fair values.

VI. Intangible Assets and Impairment

Other Intangible Assets

        Other intangible assets consist of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from six years to 13 years. Determining the economic lives of intangible assets requires us to make significant judgments and estimates and can materially impact our operating results.

        Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of use of the acquired assets, overall business strategy, and market and economic trends. Future events could cause management to conclude that impairment indicators exist and that certain long-lived assets are impaired. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition. We did not recognize an impairment charge related to our long-lived and other intangible assets during the years ended December 31, 2011, 2010 and 2009.

Goodwill

        Goodwill totaled approximately $122.1 million as of December 31, 2011, and relates to our acquisitions of Adolor and Calixa in December 2011 and December 2009, respectively. Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of our reporting unit below its carrying amount.

        In September 2011, the FASB issued amended guidance that simplified how to test for goodwill impairment, which we early-adopted for our annual goodwill impairment test. This guidance permits us to first perform a qualitative assessment as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, we determine it is not more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the two-step goodwill impairment test was required, we would assess the fair value of our reporting unit as compared to its carrying value, including goodwill, as part of the first step. If the carrying value exceeds the fair value of our reporting unit, then goodwill may be impaired and the second step of the impairment test is performed in order to determine the amount of goodwill impairment. In the second step, if the carrying value of our reporting unit's goodwill exceeds its implied fair value, then Cubist would record an impairment loss equal to the difference. As provided for in the amended guidance, we elected to bypass the qualitative assessment and instead performed step one of the two-step goodwill impairment test. We determined that the carrying value of our single reporting unit did not exceed its fair value, and therefore, goodwill was not impaired as of December 31, 2011. We did not recognize any impairment charges related to goodwill during the years ended December 31, 2011, 2010 and 2009.

IPR&D

        Upon acquisition, IPR&D assets are recorded at their acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset and is subject to impairment testing. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred.

        The valuation models used to estimate the fair values of our IPR&D reflects significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including:

  •
  probability of successfully completing clinical trials and obtaining regulatory approval;

  •
  market size and market growth projections;

  •
  estimates regarding the timing of and the expected costs to advance our clinical programs to commercialization;

  •
  estimates of future cash flows from potential product sales; and

  •
  a discount rate.

        The use of different assumptions or changes in assumptions used could result in materially different fair values.

        In connection with the acquisition of Calixa in December 2009, we identified and recorded $194.0 million as IPR&D assets relating to CXA-201 for cUTI, cIAI, HABP and VABP indications. As of the date of acquisition, the intangible asset related to CXA-201 for HABP and VABP had an estimated fair value of $174.0 million, and the intangible assets related to CXA-201 for cUTI and cIAI had an estimated fair value of $20.0 million. We assessed the fair value of IPR&D assets using an income approach, including discounted cash flow models that are probability-adjusted for assumptions relating to the development and potential commercialization of CXA-201.

        Development of CXA-201 requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before it could be commercialized in the U.S. or other territories. The estimated research and development cost to advance CXA-201 to commercialization, which includes potential milestones, ranges from $150.0 million to $170.0 million for the cUTI and cIAI indications and from $170.0 million to $210.0 million for the pneumonia indications. Assuming successful results in clinical trials and regulatory approval, we expect to commercially launch CXA-201 with cUTI and cIAI indications in 2015 and with the pneumonia indications in 2018. The estimated costs to complete each IPR&D project represent management's best estimate of expected costs, but are subject to change based on additional information to be received as development activities advance.

        In connection with the acquisition of Adolor in December 2011, we also indentified and recorded IPR&D relating to CB-5945. See "Business Combinations" within this Critical Accounting Policies and Estimates section for additional information.

        The successful development of new pharmaceutical products is subject to numerous risks and uncertainties, including, but not limited to, those set forth in the "Risk Factors" section of this Annual Report on Form 10-K. Given these uncertainties, there can be no assurance that our clinical programs will be successfully developed for the pursued indications or, if successfully developed, that these programs will be developed in the timeframes described above. If such development is not successful or completed in a timely manner or is more expensive than currently anticipated, we may not realize the financial benefits expected for our clinical programs or for the related acquisitions as a whole, which could have a material adverse effect on our results of operations.

        IPR&D is tested for impairment on an annual basis, in the fourth quarter, or more frequently if impairment indicators are present, using projected discounted cash flow models. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value, as described above. The use of different valuation techniques or different assumptions could result in materially different fair value estimates. We did not recognize any impairment charges related to IPR&D during the years ended December 31, 2011, 2010 and 2009.

VII. Income Taxes

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

        In accounting for uncertain tax positions, we recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statement of income.

VIII. Stock-Based Compensation

        We expense the fair value of employee stock options and other forms of stock-based employee compensation, including restricted stock units, using the straight-line method over the employees' service periods, which are generally the vesting period of the equity award. In order to determine the fair value of option awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, estimated option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. Our expected stock-price volatility assumption is based on historical volatilities of our stock, which are obtained from public data sources. The expected life represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. We determine the expected life assumption based on the exercise behavior and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. We estimate forfeitures based on our historical experience of stock-based pre-vesting cancellations. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. See Note K., "Employee Stock Benefit Plans," in the accompanying notes to consolidated financial statements for additional information.

IX. Contingent Consideration

        Each period we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record increases in the fair value as contingent consideration expense and record decreases in the fair value as a reduction of contingent consideration expense. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration expense may change significantly as development of our clinical programs in certain indications progress and additional data is obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

Recent Accounting Pronouncements

        In September 2011, the FASB issued amended accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this guidance for the year ended December 31, 2011. The adoption did not have an impact on our consolidated financial statements. See Note B., "Accounting Polices," in the accompanying notes to consolidated financial statements for additional information.

        In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment originally required the company to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented; however, this provision was deferred under amended accounting guidance issued by the FASB in December 2011. For public companies, the amendment to the accounting guidance for presentation of comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. We adopted this amendment on January 1, 2012. Other than a change in presentation, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of our contingent consideration liabilities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our cash in a variety of financial instruments, which may include bank deposits, money market instruments, securities issued by the U.S. government and its agencies, and investment grade corporate and municipal bonds. These investments are primarily denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. We currently own securities that are sensitive to market risks as part of our investment portfolio. The primary objective in managing our cash is to preserve capital and provide adequate liquidity to fund operations. None of these market-risk sensitive securities are held for trading purposes.

        The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $1.6 million and $1.5 million on our fixed-rate investments at December 31, 2011 and 2010, respectively.

        As of December 31, 2011, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $146.6 million and $675.6 million, respectively. As of December 31, 2010, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $112.6 million and $441.0 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease approximately $0.3 million and $4.1 million, respectively, at December 31, 2011. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease approximately $1.9 million and $8.7 million, respectively, at December 31, 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in Note B to the consolidated financial statements, in 2009 the Company changed the methodology used to recognize and report other-than-temporary impairments for debt securities and in 2010 the Company changed the methodology used to account for its auction rate securities by electing the fair value option.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2012

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$197,618	$372,969
Short-term investments	670,077	516,842
Accounts receivable, net	87,800	61,197
Inventory	34,890	23,824
Deferred tax assets, net	16,189	16,609
Prepaid expenses and other current assets	36,700	24,802

Total current assets	1,043,274	1,016,243
Property and equipment, net	168,425	82,434
In-process research and development	311,400	194,000
Goodwill	122,133	61,459
Other intangible assets, net	174,980	13,845
Long-term investments	—	20,101
Other assets	67,243	27,075

Total assets	$1,887,455	$1,415,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,584	$23,484
Accrued liabilities	144,794	93,527
Short-term deferred revenue	4,008	2,642
Short-term contingent consideration	67,999	30,991
Other current liabilities	3,000	—

Total current liabilities	252,385	150,644
Long-term deferred revenue	27,516	20,581
Long-term deferred tax liabilities, net	143,177	82,833
Long-term contingent consideration	180,235	55,506
Long-term debt, net	454,246	435,800
Other long-term liabilities	30,039	6,370

Total liabilities	1,087,598	751,734
Commitments and contingencies (Notes C, D, L, M and N)
Stockholders' equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 62,640,902 and 59,344,957 shares issued and outstanding as of December 31, 2011 and 2010, respectively	63	59
Additional paid-in capital	904,281	800,618
Accumulated other comprehensive (loss) income	(185)	71
Accumulated deficit	(104,302)	(137,325)

Total stockholders' equity	799,857	663,423

Total liabilities and stockholders' equity	$1,887,455	$1,415,157

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
U.S. product revenues, net	$701,367	$599,601	$523,972
International product revenues	36,658	25,316	13,759
Service revenues	6,725	8,500	22,550
Other revenues	9,222	3,041	1,863

Total revenues, net	753,972	636,458	562,144

Costs and expenses:
Cost of product revenues	172,864	140,765	116,889
Research and development	184,533	157,854	170,575
Contingent consideration	91,537	4,897	—
Selling, general and administrative	163,228	143,343	136,920
Restructuring charges	9,279	—	—

Total costs and expenses	621,441	446,859	424,384

Operating income	132,531	189,599	137,760
Other income (expense):
Interest income	2,670	4,700	4,260
Interest expense	(31,415)	(25,580)	(20,891)
Other income (expense)	1,003	(14,410)	(1,226)

Total other income (expense), net	(27,742)	(35,290)	(17,857)
Income before income taxes	104,789	154,309	119,903
Provision for income taxes	71,766	59,984	40,303

Net income	$33,023	$94,325	$79,600

Basic net income per common share	$0.54	$1.60	$1.38
Diluted net income per common share	$0.52	$1.55	$1.36
Shares used in calculating:
Basic net income per common share	60,839,128	58,795,467	57,745,724
Diluted net income per common share	62,937,141	62,659,632	68,382,230

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$33,023	$94,325	$79,600
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt repurchase, including debt issuance costs write-off	—	17,354	—
Depreciation and amortization	12,508	11,969	12,942
Amortization and accretion of investments	7,463	7,745	—
Amortization of debt discount and debt issuance costs, excluding debt issuance costs write-off	20,275	16,058	14,091
Premium paid for debt repurchase	—	(10,254)	—
Deferred income taxes	8,717	35,145	34,121
Stock-based compensation	19,368	15,984	14,438
Contingent consideration expense	91,537	4,897	—
Payment of contingent consideration	(23,209)	—	—
Other non-cash	6,703	2,375	6,554
Changes in assets and liabilities, excluding impact of assets acquired and liabilities assumed:
Accounts receivable	(21,970)	(3,370)	(14,665)
Inventory	(9,999)	1,528	(3,467)
Prepaid expenses and other current assets	(10,536)	(8,772)	(3,501)
Other assets	(4,425)	(11,645)	(1,380)
Accounts payable and accrued liabilities	51,341	6,252	21,359
Deferred revenue and other long-term liabilities	19,573	4,883	(327)

Total adjustments	167,346	90,149	80,165

Net cash provided by operating activities	200,369	184,474	159,765

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(200,659)	—	(91,363)
Purchases of property and equipment	(100,068)	(17,474)	(11,107)
Purchases of investments	(1,406,763)	(654,755)	(364,747)
Proceeds from investments	1,267,945	449,531	51,000

Net cash used in investing activities	(439,545)	(222,698)	(416,217)

Cash flows from financing activities:
Payment of contingent consideration	(16,791)	(20,000)	—
Issuance of common stock	61,555	16,331	4,744
Excess tax benefit on stock-based awards	18,076	11,424	235
Repurchase of convertible subordinated debt	—	(190,782)	—
Proceeds from issuance of convertible senior debt	—	450,000	—
Costs associated with issuance of convertible senior debt	—	(13,986)	—

Net cash provided by financing activities	62,840	252,987	4,979

Net (decrease) increase in cash and cash equivalents	(176,336)	214,763	(251,473)
Effect of changes in foreign exchange rates on cash balances	985	890	(234)
Cash and cash equivalents at beginning of year	372,969	157,316	409,023

Cash and cash equivalents at end of year	$197,618	$372,969	$157,316

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash paid during the year for:
Interest, net of amounts capitalized	$11,318	$6,166	$6,750
Income taxes	$41,770	$14,722	$7,825
Supplemental disclosures of non-cash flow information:
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses for purchases of property and equipment	$(919)	$5,974	$950
Contingent consideration portion of purchase price (see Note D.)
Fair value of assets acquired and liabilities assumed through acquisitions (see Note D.)

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
Balance at December 31, 2008	57,430,200	$57	$679,640	$—	$(327,370)	$352,327
Cumulative effect adjustment to reclassify a portion of previously recognized other-than temporary impairment of auction rate securities	—	—	—	(8,789)	8,789	—
Comprehensive income:
Net income	—	—	—	—	79,600	79,600
Decrease in unrealized loss on auction rate securities	—	—	—	16,357	—	16,357
Other unrealized investment losses	—	—	—	(250)	—	(250)

Total comprehensive income						95,707

Exercise of stock options and related tax benefit	271,262	1	3,422	—	—	3,423
Shares issued in connection with employee stock purchase plan and 401(k) plan	266,992	—	4,680	—	—	4,680
Stock-based compensation	9,720	—	14,506	—	—	14,506

Balance at December 31, 2009	57,978,174	58	702,248	7,318	(238,981)	470,643

Cumulative effect adjustment to reclassify net gain related to auction rate securities previously recorded in accumulated other comprehensive income	—	—	—	(7,331)	7,331	—
Comprehensive income:
Net income	—	—	—	—	94,325	94,325
Unrealized gains on investments	—	—	—	84	—	84

Total comprehensive income						94,409

Equity component of convertible subordinated and convertible senior debt	—	—	51,428	—	—	51,428
Exercise of stock options	1,077,169	1	14,342	—	—	14,343
Shares issued in connection with employee stock purchase plan and 401(k) plan	282,742	—	5,337	—	—	5,337
Tax benefit on stock-based awards	—	—	11,424	—	—	11,424
Stock-based compensation	6,872	—	15,839	—	—	15,839

Balance at December 31, 2010	59,344,957	59	800,618	71	(137,325)	663,423

Comprehensive income:
Net income	—	—	—	—	33,023	33,023
Unrealized losses on investments	—	—	—	(256)	—	(256)

Total comprehensive income						32,767

Exercise of stock options	2,951,672	3	57,588	—	—	57,591
Shares issued in connection with employee stock purchase plan and 401(k) plan	340,826	1	8,553	—	—	8,554
Tax benefit on stock-based awards	—	—	18,076	—	—	18,076
Stock-based compensation	3,447	—	19,446	—	—	19,446

Balance at December 31, 2011	62,640,902	$63	$904,281	$(185)	$(104,302)	$799,857

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. ("Cubist" or "the Company") is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of novel therapies to treat serious medical conditions in acutely-ill patients who are hospitalized or are being treated in other acute care settings. Cubist has two marketed products, CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan). The Company also co-promotes DIFICIDTM in the United States, or U.S., under its co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer. In addition, Cubist has three drug candidates in late-stage clinical trials.

        CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with proven activity against methicillin-resistant Staphylococcus aureus (S. aureus). CUBICIN is approved in the U.S. and European Union, or EU, for the treatment of certain Gram-positive bacteria and for certain bloodstream infections. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S. DIFICID is used for the treatment of Clostridium difficile-associated diarrhea, or CDAD. See Note C., "Business Agreements," for additional information related to the co-promotion agreement with Optimer.

        On December 12, 2011, Cubist acquired Adolor Corporation, or Adolor, and with it, rights to ENTEREG. Cubist also obtained the rights to Adolor's clinical-stage product candidate, CB-5945 (formerly known as ADL5945), which is an oral, peripherally-restricted mu opioid receptor antagonist currently in development for the treatment of chronic opioid-induced constipation, or OIC. See Note D., "Business Combinations and Acquisitions," for additional information.

        Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of research and development stage products, the ability to market products or services, the Company's dependence on key personnel, the market acceptance of CUBICIN and ENTEREG, the size of the market for CUBICIN and ENTEREG, the Company's dependence on key suppliers, the ability to manufacture and supply sufficient quantities of its products and product candidates to meet commercial and clinical demand, the protection, enforcement and maintenance of the Company's patents and other proprietary technology, including in connection with the February 2012 Abbreviated New Drug Application, or ANDA, notification Cubist received from Hospira, Inc., or Hospira, through which Hospira is seeking approval to market a generic version of CUBICIN, the Company's ability to obtain additional financing and the Company's compliance with governmental and other regulations. See Note Q., "Subsequent Events," for additional information.

B. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles, or GAAP, and include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company's acquisitions of Adolor and Calixa Therapeutics Inc., or Calixa, were recorded at their fair values as of the dates of acquisition. The operating results of Adolor and Calixa have been consolidated with those of Cubist from the dates of acquisition.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires the extensive use of estimates and assumptions that affect the amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of: inventories; investments; acquisition-date fair value and subsequent impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; accounting for stock-based compensation; product rebate, chargeback and return accruals; restructuring charges; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from estimated amounts under different assumptions or conditions.

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

        The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. In 2011, there were no transfers between Level 1, Level 2 or Level 3.

        The carrying amounts of Cubist's cash and cash equivalents, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments are considered available-for-sale as of December 31, 2011 and 2010, and are carried at fair value. The Company classifies its bank deposits and corporate and municipal notes as Level 2 under the fair value hierarchy based on the lowest level of significant input. These assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

        Contingent consideration is recognized at its estimated fair value. The fair value measurement of the contingent consideration obligations related to the acquisitions of Adolor and Calixa are valued using Level 3 inputs. See Note F., "Fair Value Measurements," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase. These may include money market instruments, bank deposits, corporate and municipal notes, U.S. treasury securities and U.S. government agency securities.

Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year are classified as long-term investments. Short-term investments include bank deposits, corporate and municipal notes, U.S. treasury securities and U.S. government agency securities. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities. See Note E., "Investments," for additional information.

        Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends, interest income and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Any premium or discount arising at purchase is amortized and/or accreted to interest income.

        In April 2009, the Company adopted accounting guidance that established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, the Company recorded a cumulative effect adjustment, resulting in a reclassification of $8.8 million of non-credit losses related to the previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive loss. On July 1, 2010, Cubist adopted accounting guidance which amends previous guidance pertaining to the evaluation and accounting for embedded credit derivative features, including those in collateralized debt obligations, which impacted the accounting for the auction rate securities the Company held. As a result, the Company recorded a $7.3 million net cumulative effect adjustment from accumulated other comprehensive income to accumulated deficit primarily related to unrealized gains on the auction rate securities as of the date of adoption. In December 2010, the Company sold the five auction rate securities it held since 2007 with an original cost of $58.1 million, in exchange for proceeds of $28.8 million and recognized a gain of approximately $2.7 million in other income (expense) within the consolidated statement of income for the year ended December 31, 2010, which primarily relates to the increase in fair value of the auction rate securities during the period.

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

        Cubist's accounts receivable, net at December 31, 2011 and 2010, primarily represent amounts due to the Company from customers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, as well as from Cubist's international partners for CUBICIN.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Cubist performs ongoing credit evaluations of its customers, including key wholesalers and distributors and generally does not require collateral. For the year ended December 31, 2011, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2010.

	Percentage of Total Accounts Receivable Balance as of December 31,
	2011	2010
AmerisourceBergen Drug Corporation	22%	26%
Cardinal Health, Inc.	22%	24%
McKesson Corporation	19%	19%

	Percentage of Total Net Revenues for the Years Ended December 31,
	2011	2010	2009
AmerisourceBergen Drug Corporation	21%	25%	30%
Cardinal Health, Inc.	21%	22%	25%
McKesson Corporation	17%	17%	21%

        The Company depends on a single-source supplier of the active pharmaceutical ingredient in CUBICIN and two suppliers to provide fill-finish services related to the manufacture of CUBICIN. If any of the Company's suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to supply CUBICIN at levels to meet market demand, the Company could experience a loss of revenue, which could materially and adversely impact its results of operations.

Inventory

        Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out (FIFO) basis. The Company analyzes its inventory levels quarterly and writes down to cost of product revenues inventory that has become obsolete, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of, and the related costs are written off to cost of product revenues.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Property and Equipment, Net

        Property and equipment, including leasehold improvements, are recorded at cost and are depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life (Years)
Land	Indefinite
Building	40
Building enhancements	Not to exceed 20
Laboratory equipment	5
Furniture and fixtures	5
Computer hardware and software	3
Leasehold improvements	Lesser of estimated useful life or lease term

        Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred, while major betterments are capitalized. The Company capitalizes interest cost incurred on funds used to construct property and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statement of income.

Intangible Assets, Net

Long-lived and Other Intangible Assets

        Other intangible assets consist of acquired intellectual property, manufacturing rights, processes, patents and acquired technology rights. These assets are amortized on a straight-line basis over their estimated useful life which range from six to 13 years. The fair values of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred.

        Cubist evaluates the potential impairment of long-lived assets such as property and equipment as well as definite-lived intangible assets if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. Cubist did not record any impairment charges related to long-lived and other intangible assets during the years ended December 31, 2011, 2010 and 2009.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

IPR&D

        IPR&D acquired in a business combination is capitalized on the Company's consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset and is subject to impairment testing. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

        IPR&D is tested for impairment on an annual basis, in the fourth quarter, or more frequently if impairment indicators are present, using projected discounted cash flow models. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company's programs, Cubist could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value. See Note D., "Business Combinations and Acquisitions," for additional information. The use of different valuation techniques or different assumptions could result in materially different fair value estimates. The Company did not recognize any impairment charges related to IPR&D during the years ended December 31, 2011, 2010 and 2009.

Goodwill

        Goodwill relates to amounts that arose in connection with the acquisitions of Adolor and Calixa in December 2011 and December 2009, respectively. Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment within the Company's single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount.

        In September 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance that simplified how to test for goodwill impairment, which the Company early-adopted for its annual goodwill impairment test. This guidance permits the Company to first perform a qualitative assessment as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the two-step goodwill impairment test was required, the Company would assess the fair value of the reporting unit as compared to its carrying value, including goodwill, as part of the first step. If the carrying value exceeds the fair value of the reporting unit, then goodwill may be impaired and the second step of the impairment test is performed in order to determine the amount of goodwill impairment. In the second step, if the carrying value of the Company's reporting unit's goodwill exceeds its implied fair value, then Cubist would record an impairment loss equal to the difference. As provided for in the amended guidance, the Company elected to bypass the qualitative assessment and instead performed step one of the two-step goodwill

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

impairment test. The Company determined that the carrying value of its single reporting unit did not exceed its fair value, and therefore, goodwill was not impaired as of December 31, 2011. The Company did not recognize any impairment charges related to goodwill during the years ended December 31, 2011, 2010 and 2009.

Revenue Recognition

        Principal sources of revenue are (i) sales of CUBICIN in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist's international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) service revenues derived from Cubist's agreement with Optimer for the promotion and support of DIFICID in the U.S. The Company expects to include sales of ENTEREG in the U.S. as an additional source of revenue in the future. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

Multiple-Element Arrangements

        On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the Company's control. Cubist evaluated its co-promotion agreement with Optimer under the accounting guidance on revenue recognition for multiple-element arrangements. See Note C., "Business Agreements," for additional information. Cubist's other existing license, collaboration and distribution agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

U.S. Product Revenues, net

        Cubist maintains a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to the end users, who are generally hospitals and acute care settings. The Company generally does not allow wholesalers to stock CUBICIN or ENTEREG. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, Medicaid and Medicare coverage gap discount program rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        Gross U.S. product revenues are offset by provisions for the years ended December 31, 2011, 2010 and 2009, are as follows:

	For the years ended December 31,
	2011	2010	2009
	(in thousands)
Gross U.S. product revenues	$802,457	$665,429	$567,219
Provisions offsetting U.S. product revenues
Contractual adjustments	(45,093)	(33,900)	(24,066)
Governmental rebates	(55,997)	(31,928)	(19,181)

Total provisions offsetting product revenues	(101,090)	(65,828)	(43,247)

U.S. product revenues, net	$701,367	$599,601	$523,972

        Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Contractual adjustments in the table above include pricing and early payment discounts extended to the Company's external customers, as well as returns and wholesaler distribution fees. Governmental rebates in the table above represent estimated amounts for Medicaid and Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service and Federal Supply Schedule drug pricing programs. Estimates and assumptions for reserves are analyzed quarterly. Effective March 23, 2010, the Affordable Care Act extended Medicaid rebates to drug volume issued to Medicaid patients whose drug coverage is managed by managed care organizations, or MCOs, under individual agreements with states. Reserves for chargebacks and Medicaid and Medicare rebates have two components: (i) an estimate of outstanding claims for known end-user rebate eligible sales that have occurred, but for which related claim submissions have not been received; and (ii) an estimate of chargebacks and Medicaid and Medicare rebates based on an analysis of customer sales mix data to determine which sales may flow through to a rebate or chargeback eligible customer. The Company accrues for the expected liability at the time it records the sale; however, the time lag between sale and payment of Medicaid and Medicare coverage gap discount program rebates can be lengthy. Due to the time lag, in any particular period, Medicaid and Medicare coverage gap discount program rebate adjustments may incorporate revisions of accruals for several periods. The Company allows customers to return products within a specified period prior to and subsequent to the product's expiration date. Reserves for product returns are based upon many factors, including historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates of end users.

        Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $8.2 million and $6.0 million at December 31, 2011 and 2010, respectively. Reserves for Medicaid and, commencing in January 2011, Medicare coverage gap discount program rebates, are included in accrued liabilities and were $14.9 million and $6.3 million at December 31, 2011 and 2010, respectively.

International Product Revenues

        Cubist sells its product to international distribution partners based upon transfer price arrangements that are generally established annually. Once Cubist's distribution partner sells the product to a third party, Cubist may be owed an additional payment or royalty based on a percentage

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

of the net selling price to the third party, less the initial transfer price previously paid for the product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. Cubist recognizes the additional revenue upon receipt of royalty statements from its distribution partners. Certain agreements with the Company's distribution partners contain multiple elements in which Cubist has continuing performance obligations. In such arrangements in which the Company determined that the undelivered elements in each arrangement did not have reliable evidence of fair value, payments from distribution partners are recorded as deferred revenue. The Company amortizes deferred revenue to international product revenue over the performance period of each arrangement under the contingency-adjusted performance model. Total deferred revenue related to international product revenues was $10.4 million and $3.9 million at December 31, 2011 and 2010, respectively.

Service Revenues

        Service revenues for the years ended December 31, 2011, 2010 and 2009, were $6.7 million, $8.5 million and $22.5 million, respectively. Service revenues for the year ended December 31, 2011, represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement with Optimer, which was entered into in April 2011, as described in Note C., "Business Agreements." Service revenues for the years ended December 31, 2010 and 2009, represent amounts earned under the Company's commercial services agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote MERREM® I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. The Company recognized revenues from this agreement as service revenues, based on a baseline payment from AstraZeneca to Cubist, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. The Company assessed the amount of revenue recognized at the end of each quarterly period to reflect its actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. For the year ended December 31, 2009, service revenues included: (i) $18.0 million related to 2009 U.S. sales of MERREM I.V. and (ii) a $4.5 million payment reflecting the percentage of gross profit on U.S. sales of MERREM I.V. that the Company received during the first quarter of 2009 for sales in 2008 exceeding the 2008 annual baseline sales amount, which was recorded in the first quarter of 2009. U.S. sales of MERREM I.V. in 2009 were below the established annual sales amount. As such, Cubist did not receive any gross profit percentage payment in 2010 for 2009 sales. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

Other Revenues

        Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements.

        On January 1, 2011, Cubist adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements with continuing performance obligations. Consideration for events that meet the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either Cubist's performance to achieve the milestone or the enhancement of the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

value of the delivered item as a result of a specific outcome resulting from the Company's performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as Cubist completes its performance obligations. The adoption of this guidance did not materially change the Company's previous method of recognizing milestone payments.

        During the year ended December 31, 2011, Merck & Co., Inc., or Merck, received regulatory approval of CUBICIN in Japan, which triggered a $6.0 million milestone payment to Cubist. The milestone was assessed under the accounting guidance for the milestone method of revenue recognition and was not deemed to be substantive and, therefore, the milestone was deferred and only approximately $2.1 million was recognized as other revenue during the year ended December 31, 2011. The remainder of the milestone payment will be amortized to other revenues over the performance period ending January 2021. See Note C., "Business Agreements," for additional information.

        Total deferred revenue related to other revenues was $21.1 million and $19.3 million at December 31, 2011 and 2010, respectively.

Research and Development

        Research and development costs, including upfront fees and milestones paid to collaborators, who are performing research and development activities under contractual agreement with the Company, are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. When the Company is reimbursed by a collaboration partner for work the Company performs, it records the costs incurred as research and development expenses and the related reimbursement as a reduction to research and development expenses in its consolidated statement of income. Research and development expenses primarily consist of internal labor, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third-party costs for contracted services, manufacturing process improvement and testing costs, upfront and milestone payments related to external collaborations and other research and development related costs.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2011, 2010 and 2009 were approximately $3.3 million, $4.8 million and $4.6 million, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation, including restricted stock units, over the awards' vesting periods under the straight-line method. Compensation expense is measured using the fair value of the award at the grant date, adjusted for estimated forfeitures. The Company estimates forfeitures of stock-based awards based on its historical experience of stock-based pre-vesting cancellations for terminated employees. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. See Note K., "Employee Stock Benefit Plans," for additional information.

Restructuring Charges

        The Company makes estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Severance and other related costs are reflected within the Company's consolidated statement of income as a component of total restructuring charges incurred. Actual results may differ from these estimates. See Note D., "Business Combinations and Acquisitions," for additional information.

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

        The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company's income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statement of income.

Basic and Diluted Net Income Per Common Share

        Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company's 2.25% convertible subordinated notes, or 2.25% Notes, and 2.50% convertible senior notes, or 2.50% Notes, the exercise of stock options and the vesting of restricted stock units, as well as their related income tax effects.

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Years Ended December 31,
	2011	2010	2009
	(amounts in thousands, except share and per share amounts)
Net income, basic	$33,023	$94,325	$79,600
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	—	1,271	—
Debt issuance costs related to 2.50% Notes, net of tax	—	154	—
Debt discount amortization related to 2.50% Notes, net of tax	—	1,399	—
Interest on 2.25% Notes, net of tax	—	—	4,266
Debt issuance costs related to 2.25% Notes, net of tax	—	—	568
Debt discount amortization related to 2.25% Notes, net of tax	—	—	8,337

Net income, diluted	$33,023	$97,149	$92,771

Shares used in calculating basic net income per common share	60,839,128	58,795,467	57,745,724
Effect of dilutive securities:
Options to purchase shares of common stock and
restricted stock units	2,098,013	990,624	887,076
2.50% Notes payable convertible into shares of common stock	—	2,873,541	—
2.25% Notes payable convertible into shares of common stock	—	—	9,749,430

Shares used in calculating diluted net income per common share	62,937,141	62,659,632	68,382,230

Net income per share, basic	$0.54	$1.60	$1.38
Net income per share, diluted	$0.52	$1.55	$1.36

        Potential shares of common stock excluded from the calculation of diluted net income per share as their inclusion would have been antidilutive, were:

	For the Years Ended December 31,
	2011	2010	2009
Options to purchase shares of common stock and restricted stock units	1,962,363	3,724,776	4,517,262
2.50% Notes payable convertible into shares of common stock	15,424,155	—	—
2.25% Notes payable convertible into shares of common stock	3,549,377	8,611,338	—

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Subsequent Events

        Cubist considers events or transactions that have occurred after the balance sheet date but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it has submitted an ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. See Note Q., "Subsequent Events", for additional information.

Recent Accounting Pronouncements

        In September 2011, the FASB issued amended accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance for the year ended December 31, 2011. The adoption did not have an impact on the Company's consolidated financial statements. See the "Intangible Assets, Net" section within this Note B., "Accounting Polices," for additional information.

        In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment originally required the company to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented; however, this provision was deferred under amended accounting guidance issued by the FASB in December 2011. For public companies, the amendment to the accounting guidance for presentation of comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. The Company adopted this amendment on January 1, 2012. Other than a change in presentation, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

application is not permitted. The Company is currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of its contingent consideration liabilities.

C. BUSINESS AGREEMENTS

Licensing and Collaboration Agreements

        In December 2011, Cubist acquired Adolor and with it, rights to Adolor's commercialized product, ENTEREG, and lead compound, CB-5945, an oral, peripherally-restricted opioid receptor antagonist. Cubist assumed obligations to pay single-digit royalties on net sales of ENTEREG to Shire U.S. Inc., or Shire, and Eli Lilly & Co., or Eli Lilly, as a result of its acquisition of Adolor. The option and license agreement with Shire, as successor-in-interest to Roberts Laboratories, Inc., and the license agreement with Eli Lilly remain in effect through the last to expire of the licensed Eli Lilly patents.

        In April 2002, Adolor entered into a collaboration agreement with Glaxo Group Limited, or Glaxo, in which Glaxo received exclusive, worldwide rights to develop and commercialize ENTEREG for certain indications. In June 2011, Glaxo and Adolor entered into a termination agreement whereby Adolor agreed to reacquire Glaxo's rights to ENTEREG in exchange for Adolor's agreement to pay Glaxo: i) $25.0 million, of which $2.5 million was paid by Adolor in August 2011, payable in six remaining installments over a six-year period; ii) tiered, single-digit royalties on annual net sales of ENTEREG, subject to reductions based upon certain conditions; and iii) a one-time, sales-based milestone of $15.0 million upon achievement of a predetermined level of sales in a given year. Effective September 2011, Adolor assumed all responsibilities related to the commercialization of ENTEREG pursuant to the termination agreement. The termination agreement expires on the date of the last commercial sale of the product by Adolor in the U.S. In December 2011, the Company assumed the obligations owed to Glaxo as a result of the acquisition of Adolor. See Note M., "Debt," for additional information.

        In September 2009, Adolor licensed the exclusive worldwide rights to CB-5945 from Eli Lilly under a licensing agreement for an upfront payment of $2.0 million, potential development, regulatory and commercialization milestones and single-digit royalties on net sales of the product. Cubist assumed these obligations, including potential milestone payments aggregating $69.5 million, upon acquisition of Adolor. The license agreement from Eli Lilly for CB-5945 expires on a country-by-country basis on the later of: (i) the date of expiration of the last to expire of a valid claim in such country of the licensed patents; and (ii) the expiration of the data exclusivity period for CB-5945 in such country. Upon such expiration, Adolor's licenses from Eli Lilly for CB-5945 shall continue and shall be fully paid up.

        In December 2009, Cubist acquired Calixa and rights to develop and commercialize Calixa's lead compound, CXA-201, and other products that incorporate CXA-101, a novel anti-pseudomonal cephalosporin. CXA-201 is an intravenously-administered combination of CXA-101, which Calixa licensed rights to from Astellas Pharma Inc., or Astellas, and the beta-lactamase inhibitor tazobactam. Cubist's commercialization rights to CXA-101 cover all territories of the world except select Asia-Pacific and Middle Eastern territories. The agreement with Astellas was amended in September 2010 to allow Cubist to develop CXA-201 and other products that incorporate CXA-101 in all territories of the world. Pursuant to the license agreement with Astellas, the Company made a $4.0 million development milestone payment to Astellas as a result of first patient enrollment in a Phase 3 clinical trial of CXA-201 for complicated urinary tract infections, or cUTI. This milestone payment was recorded as

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

research and development expense within the consolidated statement of income for the year ended December 31, 2011. The Company has an obligation to make remaining milestone payments to Astellas that could total up to $40.0 million if certain specified development, regulatory and sales events are achieved. In addition, if licensed products are successfully developed and commercialized in the territories, Cubist will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances. Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country basis when the Company stops developing or selling licensed products in such country. Cubist has the right to terminate the agreement without cause upon prior notice to Astellas, and either party may terminate the agreement in the event of a breach of specified provisions of the agreement by the other party.

        In October 2009, Cubist entered into a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, to provide funding for the research and development of potential acute care therapeutics for the management of pain. Under the terms of the agreement, Cubist has the exclusive rights to research, develop and commercialize licensed products. Cubist paid Hydra a $5.0 million upfront license fee and research and development funding payments of $10.3 million, in aggregate, since the inception of the arrangement, which was included in research and development expense. The Company renewed its collaboration and license agreement with Hydra for an additional year, and as a result, Cubist expects to pay an additional $3.2 million in research and development funding to Hydra in 2012. In December 2011, the Company filed a Clinical Trial Authorization, or CTA, in the EU for CB-625 (formerly known as CB-189,625), a compound formulated for acute care therapy for the management of pain under the Hydra collaboration. Under the terms of the collaboration and license agreement, Cubist made a $5.0 million milestone payment to Hydra in January 2012 in connection with the CTA filing in December 2011, which was recorded as research and development expense during the year ended December 31, 2011. Unless earlier terminated, pursuant to the terms of the agreement, Cubist may be required to make payments of up to $572.0 million, in aggregate, upon achievement of certain development and sales milestones if three separate indications are pursued. Unless terminated earlier in accordance with its terms, the agreement with Hydra expires upon the expiration of the last-to-expire of all payment obligations under the contract, following the cessation of all research, development, manufacturing and commercialization of licensed products by or on behalf of Cubist and its affiliates.

        In November 1997, Cubist entered into a license agreement with Eli Lilly that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin, the active ingredient in CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving FDA approval for the commercial sale of CUBICIN. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. The $8.0 million and $0.5 million milestone payments were recorded as intangible assets within the consolidated balance

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

sheet and are being amortized over approximately 13 years, which was the estimated remaining life of the license agreement with Eli Lilly on the dates of the transactions. The $20.0 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 11 years, which was the estimated remaining life of the license agreement with Eli Lilly on the date of the transaction. The amortization of these intangible assets is included in the cost of product revenues. To date, in addition to the milestone payments made in stock, Cubist has made payments to Eli Lilly of approximately $333.9 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, Cubist's license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

Commercialization and Distribution Agreements

        In April 2011, the Company entered into a co-promotion agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. DIFICID was approved by the FDA in May 2011 for the treatment of CDAD. Under the terms of the co-promotion agreement, Optimer and Cubist will co-promote DIFICID to physicians, hospitals, long-term care facilities and other health care institutions as well as jointly provide medical affairs support for DIFICID. In addition, Optimer will be responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID. The initial term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011. Optimer paid the Company a quarterly fee of $3.8 million in June 2011, with quarterly payments of $3.8 million due, commencing in January 2012, and continuing throughout the initial term of the co-promotion agreement. The Company recognized $6.7 million of service revenue during the year ended December 31, 2011. The Company assessed the co-promotion agreement under the accounting guidance on revenue recognition for multiple-element arrangements. The deliverables under the co-promotion agreement with Optimer include co-promotion of DIFICID, participation in joint committees and providing medical affairs support for DIFICID. Each identified deliverable within the arrangement was determined to be a separate unit of accounting, and the performance period of each deliverable was deemed to be the term of the co-promotion agreement. There are no performance obligations extending beyond the term of the arrangement. As a result, the Company is recognizing the service fees ratably over the performance period ending July 31, 2013. Cubist is also eligible to receive: (a) an additional $5.0 million in the first year after the first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed-upon annual sales targets are achieved; and (b) 50% of Optimer's gross profits derived from net sales of DIFICID above the specified annual targets, if any. The co-promotion agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms.

        From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V., under a commercial services agreement with AstraZeneca. AstraZeneca provided marketing and commercial support for MERREM I.V. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010. See Note B., "Accounting Policies," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

        In March 2007, Cubist entered into a license agreement with Merck for the development and commercialization of CUBICIN in Japan. Merck will develop and commercialize CUBICIN through its wholly-owned subsidiary, MSD Japan. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an upfront fee of $6.0 million. This $6.0 million fee was recorded as deferred revenue and is recognized over the estimated performance period of approximately 14 years at the time of payment. During the year ended December 31, 2011, Merck received regulatory approval of CUBICIN in Japan, which triggered an additional $6.0 million milestone payment to Cubist. Cubist could receive up to $32.5 million in additional payments upon Merck reaching certain regulatory and sales milestones. In addition, Merck will purchase finished but unlabeled vials of CUBICIN from Cubist in exchange for a transfer price. The license agreement with Merck will expire on the later of: (a) the expiration of the last to expire valid patent claim covering CUBICIN in Japan; (b) the end of market exclusivity for CUBICIN in Japan; or (c) 10 years from the date of commercial launch of CUBICIN in Japan, which occurred in September 2011.

        In December 2006, Cubist entered into a license agreement with AstraZeneca AB for the development and commercialization of CUBICIN in China and certain other countries in Asia, the Middle East and Africa not yet covered by previously-existing CUBICIN international partnering agreements. In exchange for development and commercialization rights, AstraZeneca AB paid Cubist an upfront fee of $10.3 million. This $10.3 million was recorded as deferred revenue and is recognized over the estimated performance period ending September 2019. During the year ended December 31, 2010, Cubist earned $4.0 million under the agreement with AstraZeneca AB related to the receipt of regulatory approval of CUBICIN in China. The milestone was not deemed to be substantive and, therefore, was deferred and is recognized as revenue over the performance period ending September 2019. Additionally, Cubist could receive additional payments of up to $18.5 million upon AstraZeneca AB reaching regulatory and sales milestones. AstraZeneca AB pays Cubist a transfer price for its purchases of finished but unlabeled vials of CUBICIN and a quarterly royalty, net of the transfer price already paid for the vials sold during the quarter being reported, based on AstraZeneca AB's net sales in the quarter. Unless terminated earlier in accordance with its terms, the agreement with AstraZeneca AB expires on a country-by-country basis upon the expiration of the last-to-expire valid claim of a licensed patent in such country.

        In October 2003, Cubist signed a License Agreement and a Manufacturing and Supply Agreement with Chiron Healthcare Ireland Ltd., or Chiron for the development and commercialization of CUBICIN in Europe, Australia, New Zealand, India and certain Central American, South American and Middle Eastern countries. After the acquisition of Chiron by Novartis AG, or Novartis, in 2006, the License Agreement and Manufacturing and Supply Agreement were assigned to a subsidiary of Novartis. During the year ended December 31, 2011, the Company received a $5.0 million sales milestone payment as a result of Novartis achieving a predetermined level of aggregate sales to third parties. Cubist recognized the entire sales milestone as other revenue upon achievement. Under the License Agreement, Cubist would receive from Novartis' subsidiary additional cash payments of up to $20.0 million upon Novartis achieving certain sales milestones. Under the Manufacturing and Supply Agreement, Novartis' subsidiary pays Cubist a transfer price for CUBICIN, and under the License Agreement, Novartis' subsidiary pays Cubist royalty payments, net of the transfer price, based on Novartis' sales of CUBICIN. Unless terminated earlier, in accordance with its terms, the Company's license agreement with Novartis' subsidiary expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; (b) the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

date on which there no longer exists a claim of a pending CUBICIN patent application owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching 30% of the total market share for all daptomycin sales in Novartis's territory, and (ii) June 30, 2020. Following such expiration, the licenses granted by Cubist to Novartis's subsidiary shall survive and shall be fully paid-up, royalty-free and perpetual.

Other

        In April 2011, the Company entered into a settlement agreement with Teva Parenteral Medicines Inc., or Teva, and its affiliates to resolve Cubist's patent infringement litigation with respect to CUBICIN. The Company originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to Cubist by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both Cubist and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, the Company granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if Cubist's daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license Cubist granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from Cubist, or if there are no longer any unexpired patents listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," also known as the Orange Book, as applying to Cubist's New Drug Application, covering CUBICIN. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of "at risk" launches of a generic daptomycin for injection product by a third party.

        The settlement agreement with Teva also provides that, for the period that the Company's license to Teva is in effect, Teva will purchase its U.S. requirements of daptomycin for injection exclusively from Cubist. The Company is required to use commercially reasonable efforts to satisfy Teva's requirements. The supply terms provide that the Company will receive payments from Teva for product supplied by Cubist reflecting two components: one based on the cost of goods sold plus a margin, and the other based on a specified percentage of gross margin (referred to as net profit in the supply terms) from Teva's sales of daptomycin supplied by Cubist. The supply terms also provide for a forecasting and ordering mechanism and that Teva will determine the price at which any such daptomycin for injection will be resold and the trademark and name under which it is sold, which may not be confusingly similar to Cubist's trademarks. In addition, under the supply terms, Teva may instead supply on its own or from a third party and sell its generic daptomycin for injection product in the event of specified Cubist supply failures or if the arrangement is terminated due to Cubist's uncured breach or bankruptcy.

        The settlement agreement with Teva will remain in effect until the expiration of the term of the license granted by the Company to Teva and the expiration of a non-exclusive, royalty-free license granted by Teva to the Company under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by the Company to Teva.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Adolor

        In November 2011, Cubist commenced a tender offer to acquire all the outstanding shares of common stock of Adolor for $4.25 in cash for each share of Adolor common stock, and on December 12, 2011, Cubist completed the acquisition. Cubist acquired 100% of the outstanding shares of Adolor, upon which Adolor became a wholly-owned subsidiary of Cubist. Adolor was a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain and pain management products. The Company's acquisition of Adolor provides an existing commercialized product, ENTEREG, as well as rights to an additional late-stage product candidate, CB-5945, among other assets.

        The following table summarizes the fair value of total consideration at December 12, 2011:

Total Acquisition- Date Fair Value
(in thousands)
Cash	$220,838
Contingent consideration	110,200

Total consideration	$331,038

        The contingent consideration relates to the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945, and in which Cubist granted non-transferable contingent payment rights, or CPRs, to the former shareholders of Adolor. The CPRs represent the right to receive additional payments above the upfront purchase price, up to a maximum of $4.50 for each share owned by Adolor's former shareholders upon achievement of such milestones. The CPRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. The aggregate, undiscounted amount of contingent consideration that Cubist could pay under the merger agreement ranges from zero to approximately $233.8 million. See Note F., "Fair Value Measurements," for additional information.

        The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

December 12, 2011
(in thousands)
Cash	$20,179
Investments	2,000
Inventory	40,800
IPR&D	117,400
ENTEREG intangible asset	164,600
Deferred tax assets	56,031
Goodwill	60,674
Other assets acquired	7,351

Total assets acquired	469,035
Deferred tax liabilities	(108,078)
Payable to Glaxo	(18,900)
Other liabilities assumed	(11,019)

Total liabilities assumed	(137,997)

Total net assets acquired	$331,038

        The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the acquired assets and liabilities. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from December 12, 2011, the acquisition date.

        The deferred tax assets of $56.0 million are primarily related to federal NOL carryforwards of Adolor. See Note N., "Income Taxes," for additional information. The deferred tax liability of $108.1 million primarily relates to the temporary differences associated with inventory, acquired IPR&D and ENTEREG intangible assets, which are not deductible for tax purposes. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed of $60.7 million was allocated to goodwill. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. None of this goodwill is expected to be deductible for income tax purposes.

        Of the identifiable assets acquired through the Company's acquisition of Adolor, $117.4 million relate to the IPR&D asset, CB-5945. The fair value of the acquired IPR&D asset was determined using an income approach, including a discount rate of 16.0%, applied to the probability-adjusted after-tax cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. CB-5945 is an oral, peripherally-restricted mu opioid receptor antagonist currently in development for the treatment of chronic OIC, for which Cubist expects to initiate Phase 3 clinical trials in 2012. The estimated research and development cost to advance CB-5945 to commercialization ranges from $150.0 million to $180.0 million, which includes potential milestones associated with CB-5945. Assuming successful results in clinical trials, the Company intends to commercially launch CB-5945 in 2016. The estimated costs to complete the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

IPR&D project represent management's best estimate of expected costs, but are subject to change based on additional information received as development activities advance.

        The Company also recorded $164.6 million of finite-lived other intangible assets related to the rights to ENTEREG. The fair value of the acquired ENTEREG intangible asset was determined using an income approach, including a discount rate of 15.0%, applied to the after-tax cash flows.

        Cubist assumed the obligation to make remaining payments of $22.5 million to Glaxo as a result of Adolor's termination of its collaboration agreement with Glaxo in September 2011, recognized at its acquisition-date fair value of $18.9 million. See Note M., "Debt," for additional information. In addition, the Company recorded $40.8 million of ENTEREG inventory that was acquired from Adolor. See Note G., "Inventory," for additional information.

        The Company incurred a total of $8.1 million in transaction costs in connection with the acquisition, which were included in selling, general and administrative expenses within the consolidated statement of income for the year ended December 31, 2011. The operating results of Adolor for the period from December 12, 2011, to December 31, 2011, including revenues of $2.6 million, have been included in the Company's consolidated financial statements for the year ended December 31, 2011.

        The following supplemental unaudited pro forma information presents Cubist's financial results as if the acquisition of Adolor had occurred on January 1, 2010 (in thousands):

	For the Years, Ended December 31,
	2011	2010
	(unaudited)
Total revenues, net	$809,416	$679,760

Net income	$29,147	$63,097

        The above unaudited pro forma information was determined based on the historical GAAP results of Cubist and Adolor. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been if the acquisition was completed on January 1, 2010. The unaudited pro forma consolidated net income primarily reflects adjustments of:

  (i)
  inclusion of $20.2 million and $20.9 million of additional cost of product revenues related to the amortization of the ENTEREG intangible asset and the fair value step-up of ENTEREG inventory sold during the years ended December 31, 2011 and 2010, respectively;

  (ii)
  elimination of $13.1 million of transaction costs for both Cubist and Adolor and $9.3 million of restructuring charges for the year ended December 31, 2011, which are directly attributable to the transaction; and

  (iii)
  tax effecting the unaudited pro forma consolidated net income and adjustments for the years ended December 31, 2011 and 2010.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

  Restructuring Activities

        In connection with the acquisition, Cubist committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement with respect to Adolor's operating lease for its facility in Exton, Pennsylvania, as of December 31, 2011. The Company plans to vacate the leased premises by June 30, 2012. The Company recognized $9.3 million as restructuring charges within its consolidated statement of income for the year ended December 31, 2011, as follows:

For the Year Ended December 31, 2011
(in thousands)
Employee-related severance	$8,089
Early termination of leased facilities	1,190

Total	$9,279

        The Company expects to pay employee-related severance of $7.3 million and the lease termination obligation during 2012. The remaining severance payments will be made in the first half of 2013. The Company did not pay any restructuring-related costs since committing to a restructuring plan in the fourth quarter of 2011.

Acquisition of Calixa

        On December 16, 2009, Cubist acquired 100% of the outstanding stock of Calixa for an upfront payment of $99.2 million in cash and contingent consideration with an estimated fair value of $101.6 million, upon which Calixa became a wholly-owned subsidiary of Cubist. The transaction was accounted for as a business combination using the acquisition method. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

        The following table summarizes the fair value of total consideration at December 16, 2009, and the amounts allocated to purchase price:

	Total Acquisition- Date Fair Value	Amount Allocated to Purchase Price
	(in thousands)
Cash	$99,196	$96,442
Contingent consideration	101,600	98,840

Total consideration	$200,796	$195,282

        Contingent consideration relates to amounts payable to the former shareholders of Calixa upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201 and is measured at fair value. See Note F., "Fair Value Measurements," for additional information. The $5.5 million difference between the total fair value of consideration transferred and the amount

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

allocated to the purchase price primarily relates to stock-based compensation charges recognized in the postcombination period ended December 31, 2009.

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

        Of the identifiable assets acquired, $194.0 million were IPR&D assets relating to the development and potential commercialization of CXA-201 indications, which are currently expected to be cUTI and complicated intra-abdominal infections, or cIAI, hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP. CXA-201 for HABP and VABP had an estimated fair value of $174.0 million and CXA-201 for cUTI and cIAI had an estimated fair value of $20.0 million as of the acquisition date. Assuming successful results in clinical trials and regulatory approval, Cubist expects to commercially launch CXA-201 with cUTI and cIAI indications in 2015 and with HABP and VABP in 2018. See Note I., "Goodwill and Other Intangible Assets, Net," for additional information.

        The deferred tax assets of $10.3 million are primarily related to federal NOL carryforwards of Calixa. The deferred tax liability of $74.9 million primarily relates to the temporary differences associated with IPR&D assets, which are not deductible for tax purposes.

        The operating results of Calixa, which include approximately $0.5 million of research and development expense, have been included in the accompanying consolidated financial statements from December 16, 2009, to December 31, 2009. Calixa had no revenues during this period. If the acquisition of Calixa had occurred on January 1, 2008, Cubist's unaudited pro forma net income would have been $68.5 million for the year ended December 31, 2009.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS

        The following table summarizes the amortized cost and estimated fair values of the Company's investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance at December 31, 2011:
Bank deposits	$92,001	$—	$—	$92,001
U.S. Treasury securities	114,061	39	(7)	114,093
Federal agencies	39,408	1	(6)	39,403
Corporate and municipal notes	364,752	1	(173)	364,580

Total	$610,222	$41	$(186)	$610,077

Balance at December 31, 2010:
Bank deposits	$10,000	$—	$—	$10,000
U.S. Treasury securities	110,513	106	(6)	110,613
Federal agencies	47,149	7	(2)	47,154
Corporate notes	339,200	162	(186)	339,176

Total	$506,862	$275	$(194)	$506,943

        The following table contains information regarding the range of contractual maturities of the Company's investments (in thousands):

	December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$610,222	$610,077	$486,819	$486,842
1-2 years	—	—	20,043	20,101

	$610,222	$610,077	$506,862	$506,943

        Certain debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. In addition, certain bank deposits with original maturities of more than 90 days are not considered available-for-sale securities and are not included in the tables above. See Note B., "Accounting Policies," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS

        The following tables set forth the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$92,001	$—	$92,001
U.S. Treasury securities	114,093	—	—	114,093
Federal agencies	40,234	—	—	40,234
Corporate and municipal notes	—	383,035	—	383,035

Total assets	$154,327	$475,036	$—	$629,363

Liabilities
Contingent consideration	$—	$—	$248,234	$248,234

Total liabilities	$—	$—	$248,234	$248,234

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$10,000	$—	$10,000
U.S. Treasury securities	150,111	—	—	150,111
Federal agencies	47,154	—	—	47,154
Corporate notes	—	391,027	—	391,027

Total assets	$197,265	$401,027	$—	$598,292

Liabilities
Contingent consideration	$—	$—	$86,497	$86,497

Total liabilities	$—	$—	$86,497	$86,497

        The Company revised its fair value table as of December 31, 2010, to remove approximately $146.2 million of bank deposits classified as cash and cash equivalents that are not subject to the accounting guidance for fair value measurements. This revision had no impact on Cubist's results of operations or financial condition as of December 31, 2011 and 2010.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

Level 3 Roll-forward

        The table below provides a reconciliation of fair value for which the Company used Level 3 inputs:

	Auction Rate Securities	Contingent Consideration
	(in thousands)
Balance at December 31, 2009	$25,858	$(101,600)
Realized and unrealized gains included in net income	2,969	—
Sale of auction rate securities	(28,827)	—
Contingent consideration expense	—	(4,897)
Contingent consideration milestone payment	—	20,000

Balance at December 31, 2010	—	(86,497)
Contingent consideration liability recorded upon acquisition	—	(110,200)
Contingent consideration expense	—	(91,537)
Contingent consideration milestone payment	—	40,000

Balance at December 31, 2011	$—	$(248,234)

Contingent Consideration

        Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statement of income.

  Adolor

        The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945, was estimated to be $110.2 million as of the acquisition date of Adolor. The fair value of the CPRs was determined by probability-weighting and discounting the potential milestone payments. The valuation takes into account various assumptions, including the probabilities associated with obtaining regulatory approval, of achieving sales milestones and the period in which these milestones are expected to be achieved, as well as a discount rate of 5.3%.

  Calixa

        The fair value of contingent consideration relating to amounts payable by the Company to the former shareholders of Calixa upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201, was estimated to be $137.7 million and $86.5 million, respectively, as of December 31, 2011 and 2010. The fair value of the contingent consideration was determined based on a probability-weighted income approach and takes into account various assumptions, including

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

the probabilities associated with successfully completing clinical trials and obtaining regulatory approval, the period in which these milestones are expected to be achieved, as well as a discount rate of 5.3%.

        First patient enrollment in Phase 3 clinical trials for cUTI and cIAI occurred in July and December 2011, respectively, which triggered a $40.0 million milestone obligation related to cUTI and a $30.0 million milestone obligation related to cIAI. Cubist paid the cUTI-related milestone to Calixa's former stockholders during the third quarter of 2011 and paid the cIAI-related milestone in January 2012. Cubist may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa. Of the $51.2 million increase in the fair value of the contingent consideration liability during the year ended December 31, 2011, approximately $69.0 million relates to achieving the first patient enrollment milestones for cUTI and cIAI discussed above, increasing the probabilities of success for subsequent associated milestones and recognizing expense related to the time value of money, partially offset by the $40.0 million milestone payment discussed above. In addition, the probability of enrollment in a Phase 3 clinical trial of CXA-201 as a potential treatment for HABP and VABP in 2012 was increased and the resulting fair value of the associated milestone was increased, which resulted in additional expense of approximately $22.2 million. This milestone would be satisfied by enrollment in such a trial to support a filing for marketing approval in either the U.S. or the EU or a phase 2 clinical trial for the same indication achieving its clinical trial end-points.

        Contingent consideration expense may change significantly as development of the associated indications progress and additional data is obtained, impacting the Company's assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company's results of operations in future periods. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

G. INVENTORY

        Inventory consisted of the following at:

	December 31,
	2011	2010
	(in thousands)
Included in inventory:
Raw materials	$6,015	$7,692
Work-in-process	14,506	7,056
Finished goods	14,369	9,076

Inventory	34,890	23,824
Included in other long-term assets:
Work-in-process	35,110	—

Total	$70,000	$23,824

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. INVENTORY (Continued)

        Work-in-process inventory included in other long-term assets within the consolidated balance sheet as of December 31, 2011, represents the amount of ENTEREG inventory held as of December 31, 2011, that is in excess of the amount expected to be sold within one year. Cubist recorded the acquired ENTEREG inventory at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up is recorded to cost of product revenues within the consolidated statement of income as the related inventory is sold, which is expected to be over a period of approximately eight years.

H. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consisted of the following at:

	December 31,
	2011	2010
	(in thousands)
Land and buildings	$166,899	$62,134
Leasehold improvements	—	11,650
Laboratory equipment	29,463	26,943
Furniture and fixtures	2,504	2,472
Computer hardware and software	23,252	20,009
Construction-in-progress	3,467	11,662

	225,585	134,870
Less: accumulated depreciation	(57,160)	(52,436)

Property and equipment, net	$168,425	$82,434

        Depreciation expense was $9.0 million, $9.0 million and $10.0 million in 2011, 2010 and 2009, respectively. The Company capitalized approximately $2.5 million of interest costs related to the expansion at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden, during the year ended December 31, 2011. Cubist did not capitalize interest during the years ended December 31, 2010 and 2009.

        Property and equipment additions during the year ended December 31, 2011, primarily related to the purchase of the building and land at 45-55 Hayden Avenue in Lexington, Massachusetts, or 45-55 Hayden, in July 2011, and to the expansion of the Company's principal headquarters and research laboratory and related facilities at 65 Hayden, which was substantially completed in December 2011. The property at 45-55 Hayden, which consists of land and approximately 210,000 square feet of primarily office space, is adjacent to the property that Cubist owns at 65 Hayden. Prior to the acquisition, Cubist leased approximately 178,000 square feet of space in the 45-55 Hayden building. The leases to this space terminated upon the closing of the acquisition. Pursuant to the agreement of purchase and sale, Cubist paid $53.5 million, before adjustments, to acquire 45-55 Hayden. The Company allocated $12.1 million and $44.8 million of the total acquisition cost of $56.9 million, which includes a net adjustment related to the termination of the existing leases, to the land and building, respectively, based on the relative fair value at the date of acquisition.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

        Goodwill as of December 31, 2011, and changes during the year then ended is as follows:

(in thousands)
Balance at December 31, 2010	$61,459
Additions	60,674

Balance at December 31, 2011	$122,133

        Goodwill of $60.7 million was recognized in connection with the Company's acquisition of Adolor in December 2011. Goodwill has been assigned to the Company's single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

Finite-Lived Other Intangible Assets

        Finite-lived other intangible assets consisted of the following at:

	December 31,
	2011	2010
	(in thousands)
Patents	$2,627	$2,627
Manufacturing rights	2,500	2,500
Acquired technology rights	193,100	28,500
Intellectual property and processes and other intangible assets	5,388	5,388

	203,615	39,015
Less: accumulated amortization—patents	(2,368)	(2,307)
accumulated amortization—manufacturing rights	(2,500)	(2,500)
accumulated amortization—acquired technology rights	(18,379)	(14,983)
accumulated amortization—intellectual property	(5,388)	(5,380)

Finite-lived intangible assets, net	$174,980	$13,845

        The Company recorded $164.6 million of finite-lived other intangible assets in connection with its acquisition of Adolor in December 2011, which is included within acquired technology rights. The ENTEREG intangible asset acquired relates to the rights to commercialize ENTEREG in the U.S. and is being amortized using the straight-line method over approximately nine years. Amortization expense was $3.5 million, $2.9 million and $2.9 million in 2011, 2010 and 2009, respectively, and is primarily included within cost of product revenues.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The estimated aggregate remaining amortization of finite-lived other intangible assets as of December 31, 2011, for each of the five succeeding years is as follows:

(in thousands)
2012	$20,874
2013	20,874
2014	20,874
2015	20,874
2016	19,594
2017 and thereafter	71,890

$174,980

Acquired IPR&D

        The carrying value of acquired IPR&D as of December 31, 2011 and 2010, was $311.4 million and $194.0 million, respectively. Acquired IPR&D additions of $117.4 million related to CB-5945 as a result of the acquisition of Adolor.

        Development of CXA-201 and CB-5945 requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before CXA-201 and CB-5945 could be commercialized for various indications in the U.S. or other territories. Drug development involves a high degree of risk and most products that make it into clinical development do not receive marketing approval. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical product prior to the receipt of marketing approval, including, but not limited to, results from clinical trials that do not support continuing development, issues related to manufacturing or intellectual property protection, and other events or circumstances that cause unanticipated delays, technical problems or other difficulties. Given these risks and uncertainties, there can be no assurance that the development of the above mentioned development programs for any of the indications will be successfully completed. If the development of the programs is not successful, in whole or in part, or completed in a timely manner, the Company may not realize the expected financial benefits from the development of such programs or the acquisition of businesses as a whole, which could have a material adverse effect on the Company's results of operations.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at:

	December 31,
	2011	2010
	(in thousands)
Accrued royalty	$62,741	$49,212
Accrued bonus	17,289	10,187
Accrued Medicaid and Medicare rebates	14,877	6,279
Accrued restructuring	9,279	—
Accrued clinical trials	9,231	4,338
Accrued incentive compensation	6,162	3,687
Accrued benefit costs	4,285	4,499
Other accrued costs	20,930	15,325

Accrued liabilities	$144,794	$93,527

        Accrued royalty costs are primarily comprised of royalties owed on net sales of CUBICIN under Cubist's license agreements with Eli Lilly. Accrued bonus is comprised of the Company's best estimate of amounts expected to be paid to employees based on both corporate and individual performance factors. Accrued Medicaid and Medicare rebates increased at December 31, 2011, as compared to December 31, 2010, due to delays in billing by state authorities, particularly with the MCO and Medicare programs, and U.S. health care reform legislation enacted in March 2010, which increased the amount of rebates and the number of individuals eligible to participate in the Medicaid program. Accrued restructuring relates to the restructuring program that was committed to in the fourth quarter of 2011 in connection with the acquisition of Adolor. Accrued clinical trials include amounts for clinical activities related to CXA-201 for the potential treatment of cUTI and cIAI. Other accrued costs include amounts for accrued interest, accrued marketing and accrued property and equipment.

K. EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

        Cubist has several stock-based compensation plans. Under the Cubist Amended and Restated 2000 Equity Incentive Plan, or the 2000 EIP, 13,535,764 shares of common stock initially were or have become available for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units and stock grants, prior to Cubist's decision to stop issuing awards under the 2000 EIP beginning in June 2010. Stock options granted under the 2000 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2000 EIP vest ratably on an annual basis over a four-year period. There are no shares available for future grant under this plan following Cubist's decision to stop issuing awards under the 2000 EIP beginning in June 2010 upon the adoption of the Cubist 2010 Equity Incentive Plan, or the 2010 EIP.

        Under the Cubist Amended and Restated 2002 Directors' Equity Incentive Plan, 1,375,000 shares of common stock initially were or have become available to grant to members of the Company's Board of Directors in the form of stock options, restricted stock, restricted stock units and stock grants. Options granted under this plan have exercise prices no less than the fair market value on the grant

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. At December 31, 2011, there were 290,386 shares available for future grant under this plan.

        Under the 2010 EIP, the Company has reserved 6,000,000 shares of common stock for grant to employees, officers or consultants in the form of stock options, restricted stock, restricted stock units, stock grants, incentive stock grants, performance units and stock appreciation rights, plus the number of shares of common stock subject to stock options and restricted stock units granted under the 2000 EIP and outstanding as of June 10, 2010, which become available for additional awards thereunder by reason of the forfeiture, cancellation, expiration or termination of those awards after June 10, 2010. Stock options granted under the 2010 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Restricted stock units granted under the 2010 EIP vest ratably on an annual basis over a four-year period. At December 31, 2011, there were 3,376,404 shares remaining available for grant under the 2010 EIP.

        Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

        Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock at the end of pre-determined six-month intervals at 85% of the lower of the fair market value at the beginning or end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation over the course of the six-month period, subject to certain limitations. The current plan allows for the issuance of 1,250,000 shares of common stock to eligible employees. At December 31, 2011, there were 353,725 shares available for future sale to employees under this plan.

Summary of 401(k) Savings Plan

        Cubist maintains a 401(k) savings plan in which substantially all of its permanent employees in the U.S. are eligible to participate. Participants may contribute up to 100% of their annual compensation to the plan, subject to certain limitations. Cubist matches each employee's contribution in Cubist common stock up to 4% of a participant's total compensation. Common stock matches immediately vest. Cubist issued 326,672, 156,041 and 176,884 shares of common stock in 2011, 2010 and 2009, respectively, pursuant to this plan. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $3.9 million, $3.4 million and $3.2 million in expense associated with its 401(k) company match.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Summary of Stock-Based Compensation Expense

        The effect of recording stock-based compensation in the consolidated statement of income for the periods presented was as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$264	$425	$288
Research and development	6,623	5,121	4,402
Selling, general and administrative	12,481	10,438	9,748

Total stock-based compensation	19,368	15,984	14,438
Income tax effect	(7,449)	(5,930)	(5,313)

Stock-based compensation included in net income	$11,919	$10,054	$9,125

Valuation Assumptions

        The fair value of each stock-based award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method. The following weighted-average assumptions were used:

	For the Years Ended December 31,
	2011	2010	2009
Expected stock price volatility	41.0%	49.0%	49.0%
Risk free interest rate	0.9% - 2.4%	1.2% - 2.6%	1.4% - 2.8%
Expected annual dividend yield per share	—	—	—
Expected life of options	4.6 years	4.5 years	4.4 years

        Cubist's expected stock price volatility assumption is based on historical volatilities of the Company's stock price, which are obtained from public data sources. In prior years, the Company also utilized peer group data to derive its expected stock price volatility. The expected stock price volatility is determined based on the instrument's expected term. The risk-free interest rate is based on data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life assumption represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

General Option Information

        A summary of the status of Cubist's stock options, as of December 31, 2011, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
			(in thousands)	(in years)
Outstanding at December 31, 2010	9,319,258	$19.40	$188,466
Granted	2,071,550	$34.24	$11,152
Exercised	(2,840,814)	$20.27	$42,244
Canceled	(311,156)	$25.40	$4,424

Outstanding at December 31, 2011	8,238,838	$22.60	$140,232	6.9

Vested and exercisable at December 31, 2011	4,887,747	$18.78	$101,853	5.6
Expected to vest at December 31, 2011	2,723,082	$28.17	$31,187	8.8

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $42.2 million, $8.8 million and $2.1 million, respectively. As of December 31, 2011, there was $27.9 million of total unrecognized compensation cost related to nonvested options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over the weighted-average period of 1.5 years. The fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was approximately $14.3 million, $12.9 million and $13.4 million, respectively.

        The weighted average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009, was $12.46, $9.26 and $7.46, respectively. The weighted-average grant-date fair value of options vested as of December 31, 2011, 2010 and 2009, was $8.46, $9.69 and $10.20, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Restricted Stock Units

        A summary of the Company's restricted stock units activity during the year ended December 31, 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested at December 31, 2010	411,322	$19.86	$16,297
Granted	366,904	$34.80	$14,537
Vested	(110,856)	$19.58	$3,857
Forfeited	(25,134)	$21.43	$996

Nonvested at December 31, 2011	642,236	$28.38	$25,445

Expected to vest at December 31, 2011	452,761	$28.38	$17,938

        At December 31, 2011, there was $12.4 million total unrecognized compensation cost related to nonvested restricted stock units granted under the Company's stock-based compensation plans, which is expected to be recognized over a period of approximately 1.5 years.

L. COMMITMENTS AND CONTINGENCIES

Leases

        In July 2011, the Company completed the acquisition of 45-55 Hayden, in which Cubist was previously leasing approximately 178,000 square feet of space. See Note H., "Property and Equipment, Net," for additional information. In connection with the acquisition of Adolor, the Company entered into a lease termination agreement for Adolor's operating lease in Exton, Pennsylvania. The lease will terminate on June 30, 2012. See Note D., "Business Combinations and Acquisitions," for additional information.

        Rental expense for operating leases was $2.5 million, $5.5 million and $5.7 million in the years ended December 31, 2011, 2010 and 2009, respectively. Sublease income, which is recorded as a reduction of rent expense, was $0.1 million, $0.4 million and $0.7 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Other

        Cubist has minimum volume purchase commitments with third-party contract manufacturers with scheduled payments over the next five years that total $103.5 million at December 31, 2011. Cubist has a manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, which was amended in November 2009. Under this amendment, Cubist and ACSD have agreed to: (a) a project plan for the process, equipment and associated plant improvements and expansion to ACSD's CUBICIN active pharmaceutical ingredient, or API, facility intended to increase the capacity of the facility and the reimbursement to ACSD for certain costs associated with these activities; (b) a new CUBICIN API pricing schedule based on payments in Euros to ACSD that can be updated in the event that future facility or process improvements are implemented; and (c) a new minimum order requirement structure based on a percentage of the Company's CUBICIN API requirements rather than an absolute annual

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. COMMITMENTS AND CONTINGENCIES (Continued)

minimum. ACSD completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility in 2011 to increase production capacity.

        Cubist has other purchase obligations of $81.6 million at December 31, 2011, to be paid over the next five years. Other purchase obligations primarily related to clinical trial payment obligations owed to its contract research organizations and independent clinical investigators related to certain clinical trials of candidates in its product pipeline, as well as amounts owed to its third-party service provider for the purposes of conducting clinical trials on Cubist's behalf related to CXA-201.

M. DEBT

        Debt is comprised of the following amounts at:

	December 31,
	2011	2010
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(96,007)	(108,899)

Net carrying amount of the liability component of the 2.50% Notes	353,993	341,101

Total 2.25% Notes outstanding at the end of the period	109,218	109,218
Unamortized discount	(8,965)	(14,519)

Net carrying amount of the liability component of the 2.25% Notes	100,253	94,699

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$454,246	$435,800

2.50% Notes

        In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2.50% Notes due November 2017, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist's common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

combination of cash and common stock, at Cubist's option, to the note holders that requested the conversion. Interest is payable to the note holders on each May 1st and November 1st, beginning May 1, 2011. As of December 31, 2011, the "if-converted value" exceeded the principal amount of the 2.50% Notes by $161.1 million.

        In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.50% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of the 2.50% Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.50% Notes and the fair value of the liability at the date of issuance. The net carrying value of the equity component of the 2.50% Notes as of both December 31, 2011 and 2010, was $66.4 million. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.50% Notes, resulting in an amortization period ending November 1, 2017. For the years ended December 31, 2011 and 2010, the effective interest rate on the liability component of the 2.50% Notes was 7.0%. The fair value of the $450.0 million aggregate principal amount of the outstanding 2.50% Notes was estimated to be $675.6 million as of December 31, 2011, and was determined using a quoted market rate.

2.25% Notes

        In June 2006, Cubist completed the public offering of $350.0 million aggregate principal amount of its 2.25% Notes due June 2013. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of 2.25% Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist's option. Interest is payable on each June 15th and December 15th. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest if the closing price of Cubist's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the date one day prior to the day the Company gives a notice of redemption is greater than 150% of the conversion price on the date of such notice. In February 2008, Cubist repurchased $50.0 million in original principal amount of the 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $350.0 million to $300.0 million, at an average price of approximately $93.69 per $100 of debt. These repurchases, which were funded out of the Company's working capital, reduced Cubist's fully-diluted shares of common stock by approximately 1,624,905 shares.

        In October 2010, the Company used a portion of the net proceeds from the issuance of the 2.50% Notes to repurchase, in privately negotiated transactions, $190.8 million aggregate principal amount of the 2.25% Notes at an average price of approximately $105.37 per $100 par value of debt plus accrued interest and transaction fees. These repurchases reduced Cubist's fully-diluted shares of common stock by approximately 6,200,053 shares. The remaining shares attributable to the 2.25% Notes could potentially dilute the Company's shares of common stock outstanding if converted. As of December 31, 2011, the "if-converted value" exceeded the principal amount of the 2.25% Notes by $31.4 million.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.25% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.25% Notes and the fair value of the liability at the date of issuance. The net carrying value of the equity component of the 2.25% Notes as of December 31, 2011 and 2010, was $42.5 million. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.25% Notes, resulting in an amortization period ending June 15, 2013. For the years ended December 31, 2011 and 2010, the effective interest rate on the liability component of the 2.25% Notes was approximately 8.4%. The fair value of the $109.2 million aggregate principal amount of the outstanding 2.25% Notes was estimated to be $146.6 million as of December 31, 2011, and was determined using a quoted market rate.

Payable to Glaxo

December 31, 2011
(in thousands)
Total payable to Glaxo outstanding at the end of the period	$22,500
Unamortized discount	(3,600)

Net carrying amount of the long-term payable to Glaxo outstanding
at the end of the period	18,900
Less: current portion	(3,000)

Net carrying amount of long-term payable to Glaxo	$15,900

        In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo the remaining annual payments aggregating to $22.5 million as a result of Adolor's termination of its collaboration agreement with Glaxo in September 2011. Cubist recorded the fair value of the remaining annual payments, to be paid over a six-year period, based on a discount rate of 5.3%. The fair value of the payable to Glaxo was $18.9 million and has been allocated between current and non-current liabilities within the consolidated balance sheet based on the contractual payment dates, and imputed interest on the payable to Glaxo is recorded as interest expense within the consolidated statement of income.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        The table below summarizes the interest expense the Company incurred on its 2.50% Notes, 2.25% Notes and the payable to Glaxo for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Contractual interest coupon payment	$13,707	$8,038	$6,800
Amortization of discount on debt	18,447	15,048	13,192
Amortization of the liability component of the debt
issuance costs	1,828	2,494	899
Capitalized interest	(2,567)	—	—

Total interest expense	$31,415	$25,580	$20,891

        At December 31, 2011, future payments of principal and interest on existing debt and the payable to Glaxo are due as follows:

	Principal	Interest	Total
	(in thousands)
2012	$3,000	$13,707	$16,707
2013	112,718	12,467	125,185
2014	3,500	11,250	14,750
2015	3,500	11,250	14,750
2016	4,500	11,250	15,750
2017 and thereafter	454,500	11,281	465,781

Total payments	581,718	$71,205	$652,923

Less current portion	(3,000)

Total long-term debt and payable obligations	$578,718

Credit Facility

        In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens, National Association, or RBS Citizens, for general corporate purposes. The facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist's option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of December 31, 2011 and 2010.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES

Income Tax Expense (Benefit)

        The components of federal income tax expense (benefit) consist of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current income tax expense
Federal	$55,656	$19,896	$2,897
State	7,393	4,943	3,285

Total current income tax expense	63,049	24,839	6,182

Deferred income tax expense (benefit)
Federal	10,112	30,749	35,083
State	(1,395)	4,396	(962)

Total deferred income tax expense	8,717	35,145	34,121

Total current and deferred income tax expense	$71,766	$59,984	$40,303

Effective Tax Rate

        Cubist's federal statutory tax rate was 35.0% for each of the years ended December 31, 2011, 2010 and 2009. The effective rate differs from the statutory rate as follows:

	For the Years Ended December 31,
	2011	2010	2009
Federal	35.0%	35.0%	35.0%
State	3.7%	3.9%	4.2%
Non-deductible expenses	2.3%	0.6%	0.6%
Federal and state credits	-1.7%	-1.7%	-3.8%
Valuation allowance	0.3%	-0.3%	-0.2%
Tax benefit of Illumigen write-off	0.0%	0.0%	-1.9%
Contingent consideration	28.5%	1.1%	0.0%
Other	0.4%	0.3%	-0.3%

Effective tax rate	68.5%	38.9%	33.6%

        The difference between the federal rate and the effective tax rate for the year ended December 31, 2011, primarily relates to the impact of non-deductible contingent consideration, state income taxes and other non-deductible expenses, including transaction costs related to the acquisition of Adolor. The difference between the federal rate and the effective tax rate for the year ended December 31, 2010, primarily relates to state income taxes, non-deductible contingent consideration and the impact of the federal research and development tax credit. The effective tax rate for the year ended December 31, 2009, primarily reflects the Company's statutory income tax rate, offset by a $3.0 million net income tax benefit for discrete items related to the termination of the development of the Hepatitis C Virus compound that the Company had acquired through its acquisition of Illumigen Biosciences, Inc., or

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

Illumigen, in December 2007. The net benefit included the write-off of the Company's tax investment in Illumigen, net of the write-off of Illumigen's federal NOL carryforwards and other deferred tax assets.

        The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company's income or loss, or one time activities occurring during the period. Contingent consideration expense related to potential future milestone payments will have a negative impact on the effective tax rate in the year the expense is recognized as it is largely not deductible for tax purposes.

Deferred Taxes and Valuation Allowance

        The components of the net deferred tax assets and the related valuation allowance are as follows (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
NOL carryforwards	$57,012	$2,691
Deferred revenues	7,574	7,213
Research and development costs	4,111	5,565
Tax credit carryforwards	—	14,166
Stock-based compensation	16,046	18,303
Capital loss carryforward	11,103	11,567
Amortization of milestone payments	—	8,708
Deferred rent	—	1,513
Depreciation	—	63
Other	7,119	296

Total deferred tax assets	102,965	70,085

Deferred income tax liabilities:
Prepaid expenses	(2,293)	(2,445)
Debt discount	(38,547)	(45,765)
IPR&D	(113,349)	(74,361)
Amortization of milestone payments	(44,681)	—
Inventory	(14,125)	—
Depreciation	(3,788)	—

Total deferred tax liabilities	(216,783)	(122,571)

Total deferred tax assets and liabilities	(113,818)	(52,486)
Valuation allowance	(13,170)	(13,738)

Net deferred tax liabilities	$(126,988)	$(66,224)

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

        At December 31, 2011, the Company has federal, foreign and state NOL carryforwards of $157.1 million, $2.3 million and $32.9 million, respectively. Included in the NOLs are state NOLs of $2.0 million attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs are credited directly to additional paid-in capital when realized. Approximately $18.1 million has been credited to additional paid-in capital as of December 31, 2011. These NOLs expire between 2012 and 2030.

        At December 31, 2011 and 2010, the Company maintained a valuation allowance of $13.2 million and $13.7 million, respectively, primarily relating to realized capital losses incurred on the auction rate securities, which were sold in 2010, and to foreign and certain state NOLs. The capital loss carryforwards may only be utilized to the extent that the Company generates capital gain income in the future.

        The increase in the amount of net operating loss carryforwards relates to NOLs that were acquired in connection with the acquisition of Adolor. These NOLs are subject to limitation under Internal Revenue Code, Section 382, which limits the amount of NOLs and credit carryforwards that may be utilized following an ownership change. The Company has determined that it will be able to utilize approximately $149.0 million of Adolor's federal NOLs in the future, which are reflected in the table above.

        Future ownership changes resulting from the issuance of capital stock may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based on Cubist's value immediately prior to the ownership change. Subsequent significant changes in ownership could affect the limitations in future years.

Uncertain Tax Positions

        A reconciliation of the Company's changes in uncertain tax positions is as follows:

	For the Years Ended December 31,
	2011	2010	2009
		(as adjusted) (in thousands)	(as adjusted)
Uncertain tax positions at the beginning of the year	$8,216	$5,395	$5,910
Additions based on tax positions related to the current year	12,844	2,744	892
Additions for tax positions of prior years	7,321	310	1,044
Subtractions based on tax positions related to the current year	—	—	—
Subtractions for tax positions of prior years	(607)	(233)	(2,451)

Balance at the end of the year	$27,774	$8,216	$5,395

        The table above was adjusted to reflect the gross amount of uncertain tax positions for each period presented. The gross amount of uncertain tax positions does not reflect any reductions for federal tax benefits of state tax items.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

        The amount of uncertain tax positions that, if realized, would affect the Company's effective tax rate in future periods is approximately $20.9 million and determined as follows:

For the Year Ended December 31, 2011
(in thousands)
Total uncertain tax positions	$27,774
Less: amounts to be recorded to equity	(847)

Amount impacting effective tax rate	26,927
Federal tax effect of state tax items	(6,008)

Amount impacting the effective tax rate	$20,919

        During the year ended December 31, 2011, the Company made a decision to file amended state income tax returns for the years ended December 31, 2008 and 2009, and to file its 2010 and 2011 state income tax returns using the same filing positions as the amended 2008 and 2009 returns. This decision resulted in an increase in the amount of uncertain tax positions of approximately $14.9 million for state tax purposes. In addition, during the fourth quarter of 2011, the Company determined that it may qualify for the manufacturing deduction for federal tax purposes. In connection with this determination, the Company reduced its 2011 current tax liability by $5.1 million and established a corresponding liability for uncertain tax positions of $5.1 million.

        The Company anticipates that $14.9 million of uncertain tax positions related to its state tax filing positions will be resolved within the next twelve months.

        The statute of limitations for assessment by the Internal Revenue Service, or the IRS, is closed for tax years prior to December 31, 2008, although carryforward attributes that were generated prior to 2008 may still be adjusted upon examination by the IRS if they are used in a future period. The statute of limitations for the Company's state returns is generally closed for years prior to 2008. However, to the extent that the Company has carryfoward tax attributes that were generated prior to those years, these attributes may be adjusted upon examination by the relevant state taxing authorities.

O. SEGMENT INFORMATION

        Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. For the years ended December 31, 2011, 2010 and 2009, 94.0%, 96.0% and 98.0%, respectively, of the Company's revenues were generated within the U.S.

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal years 2011 and 2010. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(in thousands, except per share data)
2011
Total revenues, net	$162,531	$176,838		$201,698		$212,905
Product revenues, net	$162,016	$176,322		$196,211		$203,476
Cost of product revenues	$36,577	$38,976		$48,380		$48,931
Net income (loss)	$22,585	$(20,615	)(1)	$24,235		$6,818	(2)
Basic net income (loss) per share	$0.38	$(0.34	)(1)	$0.40		$0.11
Diluted net income (loss) per share	$0.34	$(0.34	)(1)	$0.33		$0.11
2010
Total revenues, net	$144,064	$168,538		$162,051	(3)	$161,805
Product revenues, net	$141,629	$161,603		$160,495		$161,190
Cost of product revenues	$31,759	$36,419		$37,000		$35,587
Net income	$20,432	$28,115		$31,228		$14,550	(4)
Basic net income per share	$0.35	$0.48		$0.53		$0.25
Diluted net income per share	$0.34	$0.45		$0.50		$0.24

(1)
During the second quarter of 2011, Cubist incurred a net loss primarily as a result of the increase in the fair value of the contingent consideration liability and a resulting increase in contingent consideration expense by approximately $81.8 million due to increasing the probabilities of success of certain milestones related to CXA-201 clinical trials. (See Note F.)

(2)
Net income decreased primarily as a result of an increase in the income tax provision resulting from non-deductible contingent consideration and the recognition of $9.3 million of restructuring expense and $8.1 million of transaction costs related to the acquisition of Adolor in December 2011. (See Notes D. and N.)

(3)
Total revenues, net, decreased from the prior quarter as a result of the termination of Cubist's agreement with AstraZeneca, as amended, in June 2010. From July 2008 through June 2010, Cubist promoted and provided other support for MERREM I.V. in the U.S. under a commercial services agreement with AstraZeneca. (See Note B.)

(4)
Net income decreased from the prior quarter due to a $17.8 million loss on extinguishment recorded in connection with the partial repurchase of Cubist's outstanding 2.25% Notes in October 2010. (See Note M.)

Q. SUBSEQUENT EVENT

        In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q. SUBSEQUENT EVENT (Continued)

September 4, 2028. Each of these patents is listed in the Orange Book. The notice letter further stated that Hospira is asserting that claims in the referenced patents are invalid, and/or not infringed, and/or unenforceable. The Company plans to file a patent infringement lawsuit against Hospira in response to the ANDA filing. By statute, if the Company initiates such a lawsuit within 45 days of receiving the notice letter, the FDA would be automatically precluded from approving Hospira's ANDA for 30 months (or such shorter or longer period as ordered by the court because either party failed to expedite the lawsuit), or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30-month stay period will begin as of the date the Company was notified of the filing.

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        PricewaterhouseCoopers LLP, our independent registered public accounting firm, which audited our financial statements for the fiscal year ended December 31, 2011, has issued an attestation report on our internal control over financial reporting, as stated in its report which is included herein.

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information with respect to our executive officers and directors may be found under the section captioned "Our Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. Other information required by Item 10 of Form 10-K may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 7, 2012. Such information is incorporated herein by reference.

        Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com, and in our filings with the SEC. We intend to disclose on our website any amendments to our Code of Conduct and Ethics that are required to be disclosed pursuant to SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 7, 2012. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 7, 2012. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 7, 2012. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 7, 2012. Such information is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(A)
Documents Filed As Part Of Form 10-K:

1.     Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2011 and 2010

  •
  Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009

  •
  Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Sales Returns & Allowances, Chargebacks, Prompt Pay Discounts, Wholesaler Fees and Medicaid and Medicare Rebates(1)
Year Ended December 31, 2011	$12,229	74,317	(63,471)	$23,075
Year Ended December 31, 2010	$7,435	47,311	(42,517)	$12,229
Year Ended December 31, 2009	$6,332	32,726	(31,623)	$7,435

(1)
Additions to sales returns and allowances, chargebacks, prompt pay discounts, wholesaler fees and Medicaid and Medicare rebates are recorded as a reduction of revenue. Reserves for returns, chargebacks, prompt pay discounts and wholesaler management fees are offset against accounts receivable and reserves for Medicaid and Medicare coverage gap discount program rebates are included in accrued liabilities.

3.     List of Exhibits

†2.1	Agreement and Plan of Merger, dated December 12, 2009, among Cubist, SD Acquisition Corporation, Calixa Therapeutics Inc., or Calixa, and the other parties named therein (Exhibit 2.2, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
2.2
Agreement and Plan of Merger, dated October 24, 2011, among Cubist, FRD Acquisition Corporation and Adolor Corporation, or Adolor (Exhibit 2.1, Current Report on Form 8-K filed on October 24, 2011, File No. 000-21379)
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
4.5	Note, dated October 25, 2010 (Exhibit 4.5, Annual Report on Form 10-K filed on February 23, 2011, File No. 000-21379)
**10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.6, Pre-effective Amendment No. 1 to Registration Statement on Form S-1 filed on July 31, 1996, File No. 333-6795)
**10.2	First Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.3, Quarterly Report on Form 10-Q filed on August 12, 1998, File No. 000-21379)
**10.3	Second Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.41, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
**10.4	Third Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.42, Annual Report on Form 10-K filed on March 10, 2000, File No. 000-21379)
*10.5	Option and License Agreement, dated June 10, 1998, between Adolor and Roberts Laboratories, Inc., predecessor-in-interest to Shire U.S., Inc.
†10.6
Development and Supply Agreement, dated April 3, 2000, between Cubist and Abbott Laboratories (currently known as Hospira Worldwide, Inc., or Hospira) (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.7	Assignment and License Agreement, dated October 6, 2000, between Eli Lilly & Company, or Eli Lilly, and Cubist (Exhibit 10.6, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)

**10.8	Fourth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.73, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.9	Fifth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.74, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
**10.10	Sixth Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.75, Annual Report on Form 10-K filed on April 2, 2001, File No. 000-21379)
*10.11	Manufacturing and Supply Agreement, dated September 30, 2001, between ACS Dobfar S.p.A., or ACS, and Cubist (Exhibit 10.4, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
**10.12	Seventh Amendment to Amended and Restated 1993 Stock Option Plan (Exhibit 10.62, Annual Report on Form 10-K filed on March 29, 2002, File No. 000-21379)
10.13
First Amendment, dated May 8, 2002, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.12, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.14	License Agreement, dated August 8, 2002, between Adolor and Eli Lilly (filed as Exhibit 10.1 to Adolor's Quarterly Report on Form 10-Q filed on November 1, 2002, File No. 000-30039)
*10.15
Amendment No. 2, dated February 12, 2003, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.6, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.16	Form of Employee Confidentiality Agreement (Exhibit 10.69, Annual Report on Form 10-K filed on March 28, 2003, File No. 000-21379)
10.17
Amendment No. 1, dated July 1, 2003, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 14, 2003, File No. 000-21379)
†10.18
License Agreement, dated October 2, 2003, between Cubist, Chiron Healthcare Ireland Ltd. (predecessor-in-interest to Chiron Blood Testing (Bermuda) Ltd., or Chiron, a subsidiary of Novartis AG), and Chiron Corporation (currently known as Novartis Vaccines & Diagnostics, Inc., or Novartis Vaccines, a subsidiary of Novartis AG) (Exhibit 10.16, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.19
Amendment No. 1, dated April 1, 2004, to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
†10.20
Processing Services Agreement, dated August 11, 2004, between Cardinal Health PTS, LLC (predecessor-in-interest to Oso Biopharmaceuticals Manufacturing, LLC, or Oso) and Cubist (Exhibit 10.3, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.21
Amendment No. 2, dated March 3, 2005, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 5, 2005, File No. 000-21379)
10.22
First Amendment, dated May 1, 2005, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.21, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)

*10.23	Amendment No. 3, dated October 20, 2005, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
†10.24
First Amendment, dated June 1, 2006, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.25
Amendment No. 4, dated September 22, 2006, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.26, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.26
Amendment No. 2, dated January 1, 2007, to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.27, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.27
Amendment No. 2, dated April 18, 2007, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on July 30, 2010, File No. 000-21379)
†10.28	License Agreement, dated November 1, 2007, between Astellas Pharma Inc., or Astellas, and Calixa (Exhibit 10.33, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
†10.29
Second Amendment, dated June 26, 2008, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 4, 2008, File No. 000-21379)
10.30	Loan and Security Agreement, dated December 29, 2008 (Exhibit 10.1, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
10.31	Revolving Credit Note, dated December 29, 2008 (Exhibit 10.2, Current Report on Form 8-K filed on December 31, 2008, File No. 000-21379)
*10.32	License Agreement between Adolor and Eli Lilly, effective as of September 18, 2009 (filed as Exhibit 10.1 to Adolor's Quarterly Report on Form 10-Q filed on November 10, 2011, File No. 000-30039)
†10.33
Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.58, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
**10.34	Amended and Restated 2002 Directors' Equity Incentive Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 24, 2009, File No. 000-21379)
**10.35	Form of Restricted Stock Unit Agreement for awards under Cubist's 2010 Equity Incentive Plan (Exhibit 10.49, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.36
Amendment No. 3, dated January 1, 2010, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on April 29, 2010, File No. 000-21379)
†10.37
Letter Agreement, dated February 19, 2010, to Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on April 29, 2010, File No. 000-21379)

**10.38	Amended and Restated 1997 Employee Stock Purchase Plan (Exhibit 10.60, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
**10.39	Performance-Based Management Incentive Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 30, 2010, File No. 000-21379)
10.40
Letter Agreement, dated September 7, 2010, to License Agreement between Astellas and Calixa, dated November 1, 2007 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on October 29, 2010, File No. 000-21379)
**10.41
Form of Retention Letter between Cubist and Steven Gilman, Tamara Joseph, David McGirr, Robert Perez, Gregory Stea, and Santosh Vetticaden (Exhibit 10.1, Current Report on Form 8-K filed on October 14, 2010, File No. 000-21379)
**10.42	Retention Letter, dated October 27, 2010, between Cubist and Michael W. Bonney (Exhibit 10.1, Current Report on Form 8-K filed on November 2, 2010, File No. 000-21379)
**10.43	Director Compensation Summary Sheet
10.44	Standard Form of Agreement Between Cubist and The Richmond Group, Part 2, dated November 1, 2010 (Exhibit 10.54, Annual Report on Form 10-K filed on February 23, 2011, File No. 000-21379)
†10.45
Fourth Amendment, dated January 1, 2011, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on April 29, 2011, File No. 000-21379)
**10.46	Short-Term Incentive Plan Terms and Conditions (Exhibit 10.1, Current Report on Form 8-K filed on February 22, 2011, File No. 000-21379)
**10.47	Form of Restricted Stock Unit Agreement for awards under Cubist's 2000 Equity Incentive Plan (Exhibit 10.55, Annual Report on Form 10-K filed on February 23, 2011, File No. 000-21379)
†10.48	Settlement and License Agreement, dated April 4, 2011, between Cubist and Teva (Exhibit 10.1, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
†10.49	Co-promotion Agreement, dated April 5, 2011, between Cubist and Optimer (Exhibit 10.2, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
10.50
Amendment, dated April 18, 2011, to Standard Form of Agreement Between Cubist and The Richmond Group, Part 2, dated November 1, 2010 (Exhibit 10.3, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
*10.51
Termination Agreement, dated as of June 14, 2011, by and among Adolor, Glaxo Group Limited and GlaxoSmithKline LLC (formerly known as SmithKline Beecham Corporation d/b/a GlaxoSmithKline) (filed as Exhibit 10.2 to Adolor's Quarterly Report on Form 10-Q filed on August 3, 2011, File No. 000-30039)
10.52	Agreement of Purchase and Sale, dated June 17, 2011, between The Realty Associates Fund VI and Cubist (Exhibit 10.4, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
**10.53	Retention Letter, dated June 27, 2011, between Cubist and Charles Laranjeira (Exhibit 10.5, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
†10.54
Third Amendment, dated June 29, 2011, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.6, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)

10.55	Form of Non-statutory Stock Option Agreement for Employees in Italy (Exhibit 10.7, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
**10.56	2010 Equity Incentive Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 2, 2011, File No. 000-21379)
21.1	Subsidiaries of Cubist
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101
The following materials from Cubist's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

Any of the above-listed exhibits containing parenthetical information are incorporated by reference from the Company's filing indicated next to the title of such exhibit. All other above listed exhibits are filed herewith.

†
Confidential treatment granted.

*
Confidential treatment requested.

**
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

CUBIST PHARMACEUTICALS, INC.
Date: February 27, 2012	By:	/s/ MICHAEL W. BONNEY Michael W. Bonney President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012
/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 27, 2012
/s/ MARK H. CORRIGAN Mark H. Corrigan	Director	February 27, 2012
/s/ NANCY J. HUTSON Nancy J. Hutson	Director	February 27, 2012
/s/ LEON O. MOULDER, JR. Leon O. Moulder, Jr.	Director	February 27, 2012
/s/ MARTIN ROSENBERG Martin Rosenberg	Director	February 27, 2012
/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	February 27, 2012
/s/ MARTIN H. SOETERS Martin H. Soeters	Director	February 27, 2012
/s/ MICHAEL B. WOOD Michael B. Wood	Director	February 27, 2012