Form 10-Q
period 2012-03-31
CUBIST PHARMACEUTICALS INC
filed 2012-05-01
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 19, 2012: 63,337,315.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$167,121	$197,618
Short-term investments	623,040	670,077
Accounts receivable, net	85,617	87,800
Inventory	36,527	34,890
Deferred tax assets, net	13,720	16,189
Prepaid expenses and other current assets	27,934	36,700
Total current assets	953,959	1,043,274
Property and equipment, net	169,699	168,425
In-process research and development	311,400	311,400
Goodwill	122,133	122,133
Other intangible assets, net	169,761	174,980
Long-term investments	71,520	—
Other assets	61,166	67,243
Total assets	$1,859,638	$1,887,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,282	$32,584
Accrued liabilities	93,414	144,794
Short-term deferred revenue	4,654	4,008
Short-term contingent consideration	38,487	67,999
Other current liabilities	3,000	3,000
Total current liabilities	160,837	252,385
Long-term deferred revenue	31,053	27,516
Long-term deferred tax liabilities, net	140,570	143,177
Long-term contingent consideration	182,576	180,235
Long-term debt, net	459,073	454,246
Other long-term liabilities	30,492	30,039
Total liabilities	1,004,601	1,087,598
Commitments and contingencies (Notes C, D, G, L and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 63,306,989 and 62,640,902 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	63	63
Additional paid-in capital	926,636	904,281
Accumulated other comprehensive loss	(154)	(185)
Accumulated deficit	(71,508)	(104,302)
Total stockholders’ equity	855,037	799,857
Total liabilities and stockholders’ equity	$1,859,638	$1,887,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
U.S. product revenues, net	$194,149	$153,716
International product revenues	12,654	8,300
Service revenues	3,664	—
Other revenues	1,225	515
Total revenues, net	211,692	162,531

Costs and expenses:
Cost of product revenues	53,952	36,577
Research and development	51,172	40,416
Contingent consideration	2,829	1,098
Selling, general and administrative	43,780	40,164
Total costs and expenses	151,733	118,255

Operating income	59,959	44,276

Other income (expense):
Interest income	674	773
Interest expense	(9,007)	(7,953)
Other income (expense)	(180)	373
Total other income (expense), net	(8,513)	(6,807)
Income before income taxes	51,446	37,469
Provision for income taxes	18,652	14,884
Net income	$32,794	$22,585

Basic net income per common share	$0.52	$0.38
Diluted net income per common share	$0.45	$0.34

Shares used in calculating:
Basic net income per common share	63,001,379	59,362,021
Diluted net income per common share	84,386,002	79,533,776

Total comprehensive income	$32,825	$22,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$32,794	$22,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,218	3,123
Amortization and accretion of investments	1,309	2,183
Amortization of debt discount and debt issuance costs	5,284	4,943
Stock-based compensation	5,767	3,865
Contingent consideration expense	2,829	1,098
Payment of contingent consideration	(17,408)	—
Other non-cash	1,689	1,554
Changes in assets and liabilities:
Accounts receivable	2,183	(5,256)
Inventory	(685)	1,073
Prepaid expenses and other current assets	8,766	5,852
Other assets	4,751	(1,422)
Accounts payable and accrued liabilities	(58,673)	(29,366)
Deferred revenue and other long-term liabilities	4,340	288
Total adjustments	(31,630)	(12,065)
Net cash provided by operating activities	1,164	10,520
Cash flows from investing activities:
Purchases of property and equipment	(8,090)	(13,659)
Purchases of investments	(391,384)	(299,286)
Proceeds from investments	365,588	251,686
Net cash used in investing activities	(33,886)	(61,259)
Cash flows from financing activities:
Payment of contingent consideration	(12,592)	—
Issuance of common stock, net	11,964	2,774
Excess tax benefit on stock-based awards	3,033	7,887
Net cash provided by financing activities	2,405	10,661
Net decrease in cash and cash equivalents	(30,317)	(40,078)
Effect of changes in foreign exchange rates on cash balances	(180)	502
Cash and cash equivalents at beginning of period	197,618	372,969
Cash and cash equivalents at end of period	$167,121	$333,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A.            BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2012.

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s results of operations for the three months ended March 31, 2012, include the results of Adolor Corporation, or Adolor, which Cubist acquired in December 2011.

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

Fair Value Measurements

On January 1, 2012, the Company adopted amended guidance for fair value measurement and disclosure, which requires Cubist to disclose quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. See Note D., “Fair Value Measurements,” for additional information.

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

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between Level 1 and Level 2 or between Level 2 and Level 3. During the three months ended March 31, 2012, there were no transfers between Level 1, Level 2 or Level 3.

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments are considered available-for-sale as of March 31, 2012 and December 31, 2011, and are carried at fair value.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held primarily with six financial institutions in the United States, or U.S. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per institution.

Cubist’s accounts receivable at March 31, 2012 and December 31, 2011, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, as well as from Cubist’s international partners for CUBICIN® (daptomycin for injection). Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three months ended March 31, 2012 and 2011, Cubist did not have any significant write-offs of accounts receivable, and its days sales outstanding has not significantly changed since December 31, 2011.

	Percentage of Total Accounts Receivable Balance as of
	March 31,	December 31,
	2012	2011
AmerisourceBergen Drug Corporation	22%	22%
Cardinal Health, Inc.	22%	22%
McKesson Corporation	20%	19%

	Percentage of Total Net Revenues for the Three Months Ended March 31,
	2012	2011
AmerisourceBergen Drug Corporation	20%	24%
Cardinal Health, Inc.	19%	23%
McKesson Corporation	18%	18%

IPR&D

IPR&D acquired in a business combination is capitalized on the Company’s condensed consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets, subject to impairment testing. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

IPR&D is tested for impairment on an annual basis, in the fourth quarter, or more frequently if impairment indicators are present, using projected discounted cash flow models. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company’s programs, Cubist could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or different assumptions could result in materially different fair value estimates.

Revenue Recognition

Principal sources of revenue are: (i) sales of CUBICIN and ENTEREG® (alvimopan) in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist’s international distribution partners; and (iii) service revenues derived from Cubist’s agreement with Optimer Pharmaceuticals, Inc., or Optimer, for the promotion and support of DIFICIDTM (fidaxomicin) in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and collectibility of the resulting receivable is reasonably assured.

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

Gross U.S. product revenues are offset by provisions for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gross U.S. product revenues	$224,125	$174,441
Provisions offsetting U.S. product revenues:
Contractual adjustments	(12,896)	(9,472)
Governmental rebates	(17,080)	(11,253)
Total provisions offsetting product revenues	(29,976)	(20,725)
U.S. product revenues, net	$194,149	$153,716

Certain product sales qualify for rebates or discounts from standard list pricing due to government-sponsored programs or other contractual agreements. Contractual adjustments in the table above include pricing and early payment discounts extended to the Company’s external customers, as well as provisions for returns and wholesaler distribution fees. Governmental rebates in the table above represent estimated amounts for Medicaid and Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service and Federal Supply Schedule drug pricing programs. Estimates and assumptions for reserves are analyzed quarterly.

Service Revenues

Service revenues for the three months ended March 31, 2012, represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement with Optimer, which was entered into in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. Cubist is also eligible to receive an additional $5.0 million in 2012 and $12.5 million in 2013, if and when mutually agreed-upon annual sales targets are achieved, as well as 50% of Optimer’s gross profits on net sales of DIFICID above the specified annual targets, if any. The initial term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011.

Basic and Diluted Net Income Per Share

Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.25% convertible subordinated notes, or 2.25% Notes, and 2.50% convertible senior notes, or 2.50% Notes, the exercise of stock options and the vesting of restricted stock units, or RSUs, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income, basic	$32,794	$22,585
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	1,802	1,501
Debt issuance costs related to 2.50% Notes, net of tax	238	224
Debt discount amortization related to 2.50% Notes, net of tax	2,157	1,893
Interest on 2.25% Notes, net of tax	394	315
Debt issuance costs related to 2.25% Notes, net of tax	55	52
Debt discount amortization related to 2.25% Notes, net of tax	937	812
Net income, diluted	$38,377	$27,382

Shares used in calculating basic net income per common share	63,001,379	59,362,021
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,411,091	1,198,223
2.50% Notes convertible into shares of common stock	15,424,155	15,424,155
2.25% Notes convertible into shares of common stock	3,549,377	3,549,377
Shares used in calculating diluted net income per common share	84,386,002	79,533,776

Net income per share, basic	$0.52	$0.38
Net income per share, diluted	$0.45	$0.34

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three Months Ended March 31,
	2012	2011
Options to purchase shares of common stock and RSUs	2,460,408	3,069,997

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of March 31, 2012, but prior to the filing of the financial statements with the SEC on this Quarterly Report on Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. There were no subsequent events that occurred after March 31, 2012.

Recent Accounting Pronouncements

None.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at March 31, 2012:
Bank deposits	$61,003	$—	$—	$61,003
U.S. Treasury securities	140,603	8	(24)	140,587
Federal agencies	19,413	—	(2)	19,411
Corporate and municipal notes	413,691	59	(191)	413,559
Total	$634,710	$67	$(217)	$634,560

Balance at December 31, 2011:
Bank deposits	$92,001	$—	$—	$92,001
U.S. Treasury securities	114,061	39	(7)	114,093
Federal agencies	39,408	1	(6)	39,403
Corporate and municipal notes	364,752	1	(173)	364,580
Total	$610,222	$41	$(186)	$610,077

The following table contains information regarding the range of contractual maturities of the Company’s short-term and long-term investments (in thousands):

	March 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$563,185	$563,040	$610,222	$610,077
1-2 years	71,525	71,520	—	—
Total	$634,710	$634,560	$610,222	$610,077

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certain bank deposits with original maturities of more than 90 days are not considered available-for-sale securities and are not included in the tables above.

C. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Adolor

On December 12, 2011, Cubist acquired 100% of the outstanding shares of common stock of Adolor for $4.25 in cash, plus, as described below, up to a maximum of an additional $4.50 upon achievement of specified milestones, for each share of Adolor common stock, upon which Adolor became a wholly-owned subsidiary of Cubist. The Company’s acquisition of Adolor provides an existing commercialized product, ENTEREG, as well as rights to an additional late-stage product candidate, CB-5945, among other assets. CB-5945 is an oral, peripherally-restricted mu opioid receptor antagonist currently in development for the treatment of chronic opioid-induced constipation.

The following table summarizes the fair value of total consideration at December 12, 2011:

Total Acquisition- Date Fair Value
(in thousands)
Cash	$220,838
Contingent consideration	110,200
Total consideration	$331,038

The contingent consideration relates to the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945, and in which Cubist granted non-transferable contingent payment rights, or CPRs, to the former stockholders of Adolor. The CPRs represent the right to receive additional payments above the upfront purchase price, up to a maximum of $4.50 for each share owned by Adolor’s former stockholders upon achievement of such milestones. The CPRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. See Note D., “Fair Value Measurements,” for additional information.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

December 12, 2011
(in thousands)
Cash	$20,179
Investments	2,000
Inventory	40,800
IPR&D	117,400
ENTEREG intangible asset	164,600
Deferred tax assets	56,031
Goodwill	60,674
Other assets acquired	7,351
Total assets acquired	469,035
Deferred tax liabilities	(108,078)
Payable to Glaxo Group Limited	(18,900)
Other liabilities assumed	(11,019)
Total liabilities assumed	(137,997)
Total net assets acquired	$331,038

The allocation of the purchase price to acquired assets and liabilities has been prepared on a preliminary basis and is subject to change as additional information becomes available, including the finalization of the valuation of acquired IPR&D and certain tax matters. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from December 12, 2011, the acquisition date.

The difference between the purchase price and the fair value of the assets acquired and liabilities assumed of $60.7 million was allocated to goodwill. None of this goodwill is expected to be deductible for income tax purposes.

The Company recorded $40.8 million of ENTEREG inventory that was acquired from Adolor. See Note I., “Inventory,” for additional information.

Restructuring Activities

In connection with the acquisition of Adolor, Cubist committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement with respect to Adolor’s operating lease for its facility in Exton, Pennsylvania. During the fourth quarter of 2011, the Company incurred charges of $8.1 million related to severance benefits and $1.2 million related to the early termination of the lease. The Company plans to vacate the leased premises by June 30, 2012, and the remaining severance payments will be made through the first half of 2013.

The following table summarizes the activity within the restructuring liability:

	Employee- Related Severance	Early Termination of Leased Facilities	Total
	(in thousands)
Balance at December 31, 2011	$8,089	$1,190	$9,279
Less: payments made during the period	(3,606)	—	(3,606)
Balance at March 31, 2012	$4,483	$1,190	$5,673

D.            FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$61,003	$—	$61,003
U.S. Treasury securities	140,587	—	—	140,587
Federal agencies	19,411	—	—	19,411
Corporate and municipal notes	—	438,655	—	438,655
Total assets	$159,998	$499,658	$—	$659,656
Liabilities
Contingent consideration	$—	$—	$221,063	$221,063
Total liabilities	$—	$—	$221,063	$221,063

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Bank deposits	$—	$92,001	$—	$92,001
U.S. Treasury securities	114,093	—	—	114,093
Federal agencies	40,234	—	—	40,234
Corporate and municipal notes	—	383,035	—	383,035
Total assets	$154,327	$475,036	$—	$629,363
Liabilities
Contingent consideration	$—	$—	$248,234	$248,234
Total liabilities	$—	$—	$248,234	$248,234

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

Debt

The Company estimates the fair value of its 2.50% Notes and 2.25% Notes by using quoted market rates in an inactive market, which are classified as Level 2 inputs. See Note G., “Debt,” for additional information.

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo Group Limited, or Glaxo, annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011, which was recorded at its estimated fair value of $18.9 million. At March 31, 2012, the carrying value of the remaining six annual payments to Glaxo of $19.2 million approximates its fair value. The fair value estimate utilizes a discounted cash flow model and a discount rate, which is classified as a Level 3 input. See Note G., “Debt,” for additional information.

Contingent Consideration

Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive income.

Contingent consideration expense may change significantly as development progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Adolor
Contingent Consideration	$111,940	Probability-adjusted discounted cash flow	Probabilities of success Period in which milestones	54% - 63% (58%)
			are expected to be achieved	2015
			Discount rate	5.3%
Calixa Therapeutics Inc.
Contingent Consideration	$109,123	Probability-adjusted discounted cash flow	Probabilities of success Periods in which milestones	29% - 100% (57%)
			are expected to be achieved	2012 - 2018
			Discount rate	5.3%

The significant unobservable inputs used in the fair value measurement of Cubist’s contingent consideration are the probabilities of successful achievement of development, regulatory and sales milestones, the period in which these milestones are expected to be achieved and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the period in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a rollforward of fair value for which the Company used Level 3 inputs:

Contingent Consideration
(in thousands)
Balance at December 31, 2011	$248,234
Contingent consideration expense	2,829
Contingent consideration payment	(30,000)
Balance at March 31, 2012	$221,063

Adolor

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945, was estimated to be $111.9 million and $110.5 million as of March 31, 2012 and December 31, 2011, respectively. The change in fair value for the three months ended March 31, 2012, is due to the time value of money. The aggregate, undiscounted amount of contingent consideration that Cubist could pay under the merger agreement ranges from zero to approximately $233.8 million.

Calixa

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa Therapeutics Inc., or Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to CXA-201, was estimated to be $109.1 million and $137.7 million as of March 31, 2012 and December 31, 2011, respectively. The change in fair value for the three months ended March 31, 2012, is primarily due to a $30.0 million milestone payment that Cubist made to the former stockholders of Calixa in January 2012, which was triggered by first patient enrollment in a Phase 3 clinical trial for complicated intra-abdominal infections, or cIAI, which occurred in December 2011. This was partially offset by contingent consideration expense related to the time value of money. Cubist may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa under the merger agreement. CXA-201 is an intravenously-administered combination of a novel anti-pseudomonal cephalosporin, CXA-101, and the beta-lactamase inhibitor, tazobactam. CXA-201 is being developed as a potential treatment for hospital-acquired bacterial pneumonia, or HABP, ventilator-associated bacterial pneumonia, or VABP, complicated urinary tract infections, or cUTI, and cIAI.

E.            PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	March 31,	December 31,
	2012	2011
	(in thousands)
Land and buildings	$168,293	$166,899
Laboratory equipment	31,607	29,463
Furniture and fixtures	3,182	2,504
Computer hardware and software	24,688	23,252
Construction-in-progress	2,088	3,467
	229,858	225,585
Less: accumulated depreciation	(60,159)	(57,160)
Property and equipment, net	$169,699	$168,425

Depreciation expense was $3.0 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

F.             GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Indefinite-Lived Assets

The Company’s goodwill balance remained unchanged as of March 31, 2012, as compared to December 31, 2011.

As of March 31, 2012, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note K., “Segment Information,” for additional information.

The Company’s IPR&D consists of $117.4 million related to CB-5945, which was acquired through the Company’s acquisition of Adolor in December 2011, and $194.0 million related to CXA-201, which was acquired through the Company’s acquisition of Calixa in December 2009. CXA-201 as a potential treatment for HABP and VABP had an estimated fair value of $174.0 million and CXA-201 as a potential treatment for cUTI and cIAI had an estimated fair value of $20.0 million as of the acquisition date. Cubist has not recorded any impairment charges related to the IPR&D since the acquisition of the assets.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

	March 31,	December 31,
	2012	2011
	(in thousands)
Patents	$2,627	$2,627
Acquired technology rights	193,100	193,100
	195,727	195,727
Less: accumulated amortization — patents	(2,385)	(2,368)
accumulated amortization — acquired technology rights	(23,581)	(18,379)
Intangible assets, net	$169,761	$174,980

Amortization expense was $5.2 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase in amortization expense during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to the ENTEREG intangible asset acquired in connection with the acquisition of Adolor in December 2011, which is included within acquired technology rights. The estimated aggregate amortization of intangible assets as of March 31, 2012, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2012	$15,656
2013	20,874
2014	20,874
2015	20,874
2016	19,594
2017 and thereafter	71,889
Total	$169,761

G.    DEBT

Debt is comprised of the following amounts at:

	March 31,	December 31,
	2012	2011
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(92,642)	(96,007)
Net carrying amount of the liability component of the 2.50% Notes	357,358	353,993

Total 2.25% Notes outstanding at the end of the period	109,218	109,218
Unamortized discount	(7,503)	(8,965)
Net carrying amount of the liability component of the 2.25% Notes	101,715	100,253

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$459,073	$454,246

2.50% Notes

The Company’s $450.0 million aggregate principal amount of its outstanding 2.50% Notes, due November 2017, are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option, to the note holders that requested the conversion. The shares attributable to the 2.50% Notes could potentially dilute the Company’s shares of common stock outstanding if converted. Interest is payable to the note holders on each May 1st and November 1st. As of March 31, 2012, the “if-converted value” exceeded the principal amount of the 2.50% Notes by $217.1 million. The fair value of the $450.0 million aggregate principal amount of the outstanding 2.50% Notes was estimated to be $720.1 million as of March 31, 2012.

2.25% Notes

The Company’s $109.2 million aggregate principal amount of its outstanding 2.25% Notes, due June 2013, are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 principal amount of 2.25% Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock at Cubist’s option. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest if the closing price of Cubist’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the date one day prior to the day the Company gives a notice of redemption is greater than 150% of the conversion price on the date of such notice. The shares attributable to the 2.25% Notes could potentially dilute the Company’s shares of common stock outstanding if converted. Interest is payable on each June 15th and December 15th. As of March 31, 2012, the “if-converted value” exceeded the principal amount of the 2.25% Notes by $44.3 million. The fair value of the $109.2 million aggregate principal amount of the outstanding 2.25% Notes was estimated to be $157.5 million as of March 31, 2012.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of each of the 2.50% Notes and 2.25% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of each of the 2.50% Notes and 2.25% Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of each note at the date of issuance. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of both the 2.50% Notes and 2.25% Notes, resulting in an amortization period ending November 1, 2017, and June 15, 2013, respectively.

Payable to Glaxo

	March 31,	December 31,
	2012	2011
	(in thousands)
Total payable to Glaxo outstanding at the end of the period	$22,500	$22,500
Unamortized discount	(3,304)	(3,600)
Net carrying amount of the total payable to Glaxo outstanding at the end of the period	19,196	18,900
Less: current portion	(3,000)	(3,000)
Net carrying amount of the long-term payable to Glaxo	$16,196	$15,900

The acquisition-date fair value of the payable to Glaxo assumed in connection with the acquisition of Adolor in December 2011 was allocated between current and non-current liabilities within the condensed consolidated balance sheet based on the contractual payment dates, and imputed interest on the payable to Glaxo is recorded as interest expense within the condensed consolidated statement of comprehensive income.

The table below summarizes the interest expense the Company incurred on its 2.50% Notes, 2.25% Notes and the payable to Glaxo for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Contractual interest coupon payment	$3,427	$3,426
Amortization of discount on debt	4,827	4,486
Interest expense on payable to Glaxo	296	—
Amortization of the liability component of the debt issuance costs	457	457
Capitalized interest	—	(416)
Total interest expense	$9,007	$7,953

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Under the revolving credit facility, Cubist may request to borrow at any time a minimum of $1.0 million up to the maximum of the available remaining credit. Any amounts borrowed under the facility will be secured by the pledge of a certificate of deposit issued by RBS Citizens and/or an RBS Citizens money market account equal to an aggregate of 102% of the outstanding principal amount of the loans, so long as such loans are outstanding. Interest expense on the borrowings can be based, at Cubist’s option, on LIBOR plus a margin or the Prime rate. Any borrowings under the facility are due on demand or upon termination of the revolving credit agreement. There were no outstanding borrowings under the credit facility as of March 31, 2012, or December 31, 2011.

H.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2012	2011
	(in thousands)
Accrued royalty	$30,212	$62,741
Accrued Medicaid and Medicare rebates	16,991	14,877
Accrued clinical trials	11,068	9,231
Accrued restructuring	5,673	9,279
Accrued benefit costs	4,759	4,285
Accrued bonus	3,395	17,289
Accrued incentive compensation	2,372	6,162
Other accrued costs	18,944	20,930
Accrued liabilities	$93,414	$144,794

Accrued royalties are primarily comprised of royalties owed on net sales of CUBICIN under Cubist’s license agreement with Eli Lilly & Co., or Eli Lilly. Accrued royalties decreased at March 31, 2012, as compared to December 31, 2011, due to the semi-annual royalty payment made to Eli Lilly in February 2012. Accrued bonus decreased at March 31, 2012, as compared to December 31, 2012, due to payment of annual performance-based bonuses during the three months ended March 31, 2012.

I.                 INVENTORY

Inventories consisted of the following at:

	March 31,	December 31,
	2012	2011
	(in thousands)
Raw materials	$3,667	$6,015
Work-in-process	12,133	14,506
Finished goods	20,727	14,369
Inventory	36,527	34,890
Included in other assets:
Raw materials	34,207	35,110
Total	$70,734	$70,000

Raw materials included in other assets within the condensed consolidated balance sheets as of March 31, 2012, and December 31, 2011, represent the amount of ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisition of Adolor in December 2011, Cubist recorded the acquired ENTEREG inventory at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up is recorded to cost of product revenues within the condensed consolidated statements of comprehensive income as the related inventory is sold, which is expected to be over a period of approximately eight years.

J.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$86	$46
Research and development	1,962	1,326
Selling, general and administrative	3,719	2,493
Total stock-based compensation	5,767	3,865
Income tax effect	(2,071)	(1,534)
After-tax effect of stock-based compensation expense	$3,696	$2,331

General Option Information

A summary of option activity for the three months ended March 31, 2012, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	8,238,838	$22.60
Granted	1,347,907	$42.04
Exercised	(630,399)	$18.98
Canceled	(146,428)	$28.12
Outstanding at March 31, 2012	8,809,918	$25.74

Vested and exercisable at March 31, 2012	4,633,602	$19.20

Weighted average grant-date fair value of options granted during the period		$14.50

RSU Information

A summary of RSU activity for the three months ended March 31, 2012, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	642,236	$28.38
Granted	291,448	$42.06
Vested	—	$—
Forfeited	(30,895)	$27.53
Nonvested at March 31, 2012	902,789	$32.83

K.            SEGMENT INFORMATION

Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. For the three months ended March 31, 2012 and 2011, the Company generated approximately 93% and 95% of revenues, respectively, within the U.S.

L.             INCOME TAXES

The following table summarizes the Company’s effective tax rates and income tax provisions for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except percentages)
Effective tax rate	36.3%	39.7%
Provision for income taxes	$18,652	$14,884

The effective tax rate of 36.3% for the three months ended March 31, 2012, differs from the U.S. federal statutory income tax rate of 35.0%, primarily due to the impact of non-deductible contingent consideration expense and state income taxes, partially offset by a tax benefit recognized during the three months ended March 31, 2012, related to the federal domestic manufacturing deduction under Section 199 of the Internal Revenue Code, which also contributed to a decrease in the effective tax rate for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012, does not include federal research and development tax credits, which expired at the end of 2011. The reinstatement of the credit is likely to be extended and could have an impact on the Company’s effective tax rate in future periods.

As of December 31, 2011, the Company has federal, foreign and state net operating loss, or NOL, carryforwards of $157.1 million, $2.3 million and $32.9 million, respectively. Included in the NOLs are state NOLs of $2.0 million attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs are credited directly to additional paid-in capital when realized. These NOLs expire between 2012 and 2030. Of the total federal NOLs, approximately $149.0 million relate to NOLs that were acquired in connection with the acquisition of Adolor. These NOLs are subject to limitation under the Internal Revenue Code, Section 382, which limits the amount of NOLs and credit carryforwards that may be utilized following an ownership change. The Company expects to utilize approximately $33.1 million of Adolor’s federal NOLs in 2012.

As of March 31, 2012, the Company had $28.1 million of uncertain tax positions, of which $14.2 million was included in other long-term liabilities within the condensed consolidated balance sheet and $13.9 million was offset against certain tax attributes. The Company anticipates that $14.9 million of uncertain tax positions related to its state filing positions will be resolved during 2012.

M. LEGAL PROCEEDINGS

In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying Cubist that it has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the “Orange Book”). The notice letter further stated that Hospira is asserting that each claim in the referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; and 8,058,238. The complaint seeks (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA until the expiration of the patents in the lawsuit; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic version of CUBICIN; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s Paragraph IV notification letter unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the 30-month period or otherwise shortens the 30-month period. An unappealable adverse result in the litigation would likely have a material adverse effect on the Company’s results of operation and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in Item 1A under the heading “Risk Factors” in Part II of this report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. The information contained in this Quarterly Report on Form 10-Q is provided by us as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

(i)	our financial performance, including revenues, expenses, capital expenditures, gross margin and income taxes;

(ii)	the commercialization and manufacturing of CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan) and the commercial success of DIFICIDTM (fidaxomicin);

(iii)	the strength of our intellectual property portfolio protecting CUBICIN and our ability to enforce this intellectual property portfolio; and

(iv)

our expectations regarding our drug candidates, including the anticipated timing and results of our clinical trials, timing of our meetings with, and submissions to, regulatory authorities, including the timing of our submission of a supplemental New Drug Application, or sNDA, seeking label expansion for the use of ENTEREG, and the development, regulatory filing and review and commercial potential of our drug candidates and the costs and expenses related thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our financial highlights, business developments and product and product pipeline updates for the three months ended March 31, 2012.

•                  Results of Operations: This section provides a review of our results of operations for the three months ended March 31, 2012 and 2011.

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

•                  Critical Accounting Policies and Estimates: This section describes our critical accounting policies and the significant judgments and estimates that we have made in preparing our condensed consolidated financial statements.

•                  Recent Accounting Pronouncements: This section provides a summary of recently issued accounting pronouncements.

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. Cubist has two marketed products, CUBICIN and ENTEREG, which we acquired in connection with the acquisition of Adolor Corporation, or Adolor, in December 2011. We also co-promote DIFICID in the United States, or U.S., under our co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer. In addition, Cubist has three drug candidates in late-stage clinical trials and several pre-clinical programs addressing areas of significant medical needs.

CUBICIN is a once-daily, bactericidal, intravenous antibiotic with proven activity against methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA. CUBICIN is approved in the U.S., the European Union, or EU, and many other countries for the treatment of certain infections caused by Gram-positive bacteria, including treatment for certain bloodstream infections. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal, or GI, recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S. DIFICID is used for the treatment of Clostridium difficile-associated diarrhea, or CDAD.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share data)
U.S. CUBICIN revenues, net	$184.7	$153.7
U.S. ENTEREG revenues, net	9.4	—
International product revenues	12.7	8.3
Total worldwide product revenues, net	$206.8	$162.0

Net income	$32.8	$22.6
Basic net income per common share	$0.52	$0.38
Diluted net income per common share	$0.45	$0.34

Business Developments

The following is a summary of significant business developments that occurred during the three months ended March 31, 2012, or that impacted the period thereof. For additional 2011 developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 27, 2012.

ANDA Notification/Patent Litigation in U.S.

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying us that it has submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. The notice letter further stated that Hospira is asserting that each claim in the referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; and 8,058,238. The complaint seeks (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA until the expiration of the patents in the lawsuit; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic version of CUBICIN; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s Paragraph IV notification letter unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the 30-month period or otherwise shortens the 30-month period.

An unappealable adverse result in the litigation would likely have a material adverse effect on our results of operation and financial condition. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book.

Acquisition of Adolor

In December 2011, we completed our acquisition of Adolor. Under the terms of the agreement and plan of merger, we paid Adolor’s former stockholders $4.25 in cash for each share of Adolor common stock, or approximately $220.8 million, in aggregate, which we funded from our existing cash balances. Adolor’s former stockholders also received one non-transferable contingent payment right, or CPR, which represents the right to receive up to an additional $4.50 for each share of Adolor common stock owned, or up to approximately $233.8 million in aggregate, which Cubist will pay upon achievement of certain regulatory milestones, sales milestones or a combination of both, related to CB-5945. The fair value of the purchase price was estimated to be $331.0 million and was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. See Note C., “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information.

Product and Product Pipeline Updates

In April 2012, we announced that a Phase 4 clinical study of ENTEREG in patients undergoing radical cystectomy met its primary endpoint of time to achieve recovery of both upper and lower GI function. We expect to submit an sNDA seeking label expansion for the use of ENTEREG to accelerate the time to upper and lower GI recovery in patients undergoing this procedure by the end of 2012.

We are building a pipeline of acute care therapies through our business development efforts and progressing compounds into clinical development that we have developed internally.

We are developing ceftolozane/tazobactam, or CXA-201, as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa. First patient enrollment in a Phase 3 clinical trial for complicated intra-abdominal infections, or cIAI, occurred in December 2011, which triggered a $30.0 million milestone payment that we made to the former stockholders of Calixa Therapeutics Inc., or Calixa, in January 2012. We plan to file a New Drug Application, or NDA, for complicated urinary tract infections, or cUTI, and cIAI indications by the end of 2013 and a subsequent filing of a marketing authorization application outside the U.S., assuming positive Phase 3 clinical trial results in both cUTI and cIAI. We also are planning to pursue the development of CXA-201 as a potential treatment for hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP, and expect to begin Phase 3 clinical trials of CXA-201 in these indications in the second half of 2012.

We are also developing CB-315 (formerly known as CB-183,315) and CB-5945 as a potential treatment for CDAD and chronic opioid-induced constipation, or OIC, respectively. We expect to initiate Phase 3 clinical trials for CDAD in the first half of 2012 and for OIC by the end of 2012.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended March 31,
	2012	2011	% Change
	(in millions)
U.S. product revenues, net	$194.1	$153.7	26%
International product revenues	12.7	8.3	52%
Service revenues	3.7	—	N/A
Other revenues	1.2	0.5	138%
Total revenues, net	$211.7	$162.5	30%

Product Revenues, net

Cubist’s net U.S. product revenues included $184.7 million of sales of CUBICIN and $9.4 million of sales of ENTEREG for the three months ended March 31, 2012, as compared to $153.7 million of net U.S. product revenues from sales of CUBICIN for the three months ended March 31, 2011. We did not have any ENTEREG revenues for the three months ended March 31, 2011, because we had not yet acquired Adolor. Gross U.S. product revenues totaled $224.1 million and $174.4 million for the three months ended March 31, 2012 and 2011, respectively. The $49.7 million increase in gross U.S. product revenues was due to: (i) the addition of ENTEREG to our product portfolio in December 2011; (ii) price increases of 5.5% for CUBICIN in both July 2011 and January 2012, which resulted in $21.7 million of additional gross U.S. product revenues; and (iii) an increase of approximately 10.3% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $18.1 million.

Gross U.S. product revenues are offset by provisions for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Gross U.S. product revenues	$224.1	$174.4
Provisions offsetting U.S. product revenues:
Contractual adjustments	(12.9)	(9.5)
Governmental rebates	(17.1)	(11.2)
Total provisions offsetting product revenues	(30.0)	(20.7)
U.S. product revenues, net	$194.1	$153.7

Contractual adjustments include pricing and early payment discounts extended to our external customers, as well as provisions for sales returns and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid and Medicare coverage gap discount programs, as well as chargebacks related to 340B/Public Health Service, or 340B/PHS, and Federal Supply Schedule, or FSS, drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increases in chargebacks, Medicaid rebates, including the amount of rebates and the number of individuals eligible to participate in the Medicaid program, and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above.

International product revenues increased $4.4 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily related to an increase in product sold to Novartis AG, or Novartis, and Merck & Co., Inc., or Merck, through its wholly-owned subsidiary, MSD Japan, for their distribution of CUBICIN in the EU and Japan, respectively. CUBICIN was commercially launched by Merck in Japan in September 2011.

Service Revenues

For the three months ended March 31, 2012, service revenues were $3.7 million. There were no sevice revenues for the three months ended March 31, 2011. Service revenues for the three months ended March 31, 2012, represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to condensed consolidated financial statements for additional information.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended March 31,
	2012	2011	% Change
	(in millions)
Cost of product revenues	$53.9	$36.6	48%
Research and development	51.2	40.4	27%
Contingent consideration	2.8	1.1	158%
Selling, general and administrative	43.8	40.2	9%
Total costs and expenses	$151.7	$118.3	28%

Cost of Product Revenues

Cost of product revenues were $53.9 million and $36.6 million for the three months ended March 31, 2012 and 2011, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and ENTEREG under our license agreements with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is primarily attributable to the increase of sales of CUBICIN, the addition of ENTEREG to our product portfolio and amortization expense of $4.6 million related to the ENTEREG intangible asset. Our gross margin for the three months ended March 31, 2012 and 2011, was 74% and 77%, respectively. The decrease in our gross margin percentage from the three months ended March 31, 2011, is primarily due to amortization expense related to the ENTEREG intangible asset and an increase in inventory write-offs. We expect our gross margin percentage for the remainder of 2012 to decrease slightly from our gross margin percentage in 2011 due to ENTEREG.

Research and Development Expense

Research and development expense for the three months ended March 31, 2012 and 2011, consisted of the following:

	Three Months Ended March 31,
	2012	2011	% Change
	(in millions)
Internal and other development costs	$28.9	$23.4	23%
Third-party development costs	22.3	16.7	33%
Milestone and upfront payments	—	0.3	-98%
Total research and development	$51.2	$40.4	27%

The increase in research and development expenses for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is primarily due to an increase of $4.9 million in employee-related expenses due to additional headcount, $3.3 million in manufacturing process development expenses to support the clinical trials of CXA-201 and CB-315 and $3.1 million in clinical trial expenses primarily related to CB-315 and CB-625 (formerly known as CB-189,625).

Contingent Consideration Expense

Contingent consideration expense for the three months ended March 31, 2012 and 2011, represents the change in the fair value of the contingent consideration liability due to the time value of money. The contingent consideration liability relates to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009 and to Adolor’s former stockholders pursuant to our agreement to acquire Adolor in December 2011.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is primarily due to an increase of $4.3 million in employee-related expenses, which includes salaries, benefits and stock-based compensation, partially offset by a decrease in legal expenses primarily as a result of the settlement of the patent infringement litigation with Teva Parenteral Medicines, Inc., or Teva, and its affiliates in April 2011.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Three Months Ended March 31,
	2012	2011	% Change
	(in millions)
Interest income	$0.7	$0.8	-13%
Interest expense	(9.0)	(8.0)	13%
Other income (expense)	(0.2)	0.4	-148%
Total other income (expense), net	$(8.5)	$(6.8)	25%

Interest Expense

The increase in interest expense for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily relates to the increase in debt discount amortization on our 2.50% convertible senior notes, or 2.50% Notes, and the cessation of capitalizing interest as a result of substantially completing construction at 65 Hayden Avenue in Lexington, Massachusetts, in December 2011.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in millions, except percentages)

Effective tax rate	36.3%	39.7%
Provision for income taxes	$18.7	$14.9

The effective tax rate of 36.3% for the three months ended March 31, 2012, differs from the U.S. federal statutory income tax rate of 35.0%, primarily due to the impact of non-deductible contingent consideration expense and state income taxes, partially offset by a tax benefit we recognized during the three months ended March 31, 2012, related to the federal domestic manufacturing deduction under Section 199 of the Internal Revenue Code, which also contributed to a decrease in the effective tax rate for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012, does not include the federal research and development tax credits, which expired at the end of 2011. The reinstatement of the credit is likely to be extended and could have an impact on our effective tax rate in future periods.

We anticipate that $14.9 million of uncertain tax positions related to our state filing positions will be resolved during 2012.

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

A summary of our cash, cash equivalents, investments and certain financial obligations is summarized as follows:

	March 31,	December 31,
	2012	2011
	(in millions)
Cash and cash equivalents	$167.1	$197.6
Short-term investments	623.1	670.1
Long-term investments	71.5	—
Total	$861.7	$867.7

Outstanding principal on 2.25% Notes and 2.50% Notes	$559.2	$559.2
Payable to Glaxo Group Limited	22.5	22.5
Total	$581.7	$581.7

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

Investments

We have investments in bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. See Note A., “Basis of Presentation and Accounting Policies” and Note B., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Borrowings and Other Liabilities

We have convertible debt outstanding as of March 31, 2012, related to our 2.50% Notes, due November 2017, and our 2.25% convertible subordinated notes, or 2.25% Notes, due June 2013. Both debt instruments are convertible into common stock upon satisfaction of certain conditions and require semi-annual interest payments. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

As a result of the acquisition of Adolor, we assumed an obligation to pay Glaxo Group Limited, or Glaxo, annual payments aggregating to $22.5 million. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

We also have a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. There were no outstanding borrowings under the credit facility as of March 31, 2012, and December 31, 2011. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Repurchases of Common Stock, Convertible Subordinated Notes or Convertible Senior Notes Outstanding

From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or repurchase or redeem our outstanding 2.25% Notes and 2.50% Notes pursuant to the terms of the convertible notes, in privately-negotiated transactions, publicly-announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Cubist and its stockholders. Any such repurchases or redemptions could deplete some of our cash resources.

Cash Flows

Our net cash flows are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net cash provided by operating activities	$1.2	$10.5
Net cash used in investing activities	$(33.9)	$(61.3)
Net cash provided by financing activities	$2.4	$10.7

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012, was $1.2 million, as compared to $10.5 million for the three months ended March 31, 2011. Net cash provided by operating activities for the three months ended March 31, 2012, was impacted by a milestone payment to Calixa’s former stockholders in January 2012 as a result of first patient enrollment in Phase 3 clinical trials for cIAI in 2011, of which $17.4 million was included within net cash provided by operating activities, as it relates to the amount of the milestone payment in excess of its acquisition-date fair value. Net cash provided by operating activities was also impacted by a $29.3 million increase in the change in accounts payable and accrued liabilities for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, which is primarily due to increases in royalties paid to Eli Lilly on sales of CUBICIN and payments of annual performance-based bonuses.

In connection with our acquisition of Adolor, we committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement for Adolor’s operating lease for its facility in Exton, Pennsylvania. We incurred charges of $9.3 million in the fourth quarter of 2011 related to these activities. We paid $3.6 million in employee-related severance during the three months ended March 31, 2012. The remaining severance payments will be made through the first half of 2013 using our existing cash balances. See Note C., “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011, was $33.9 million and $61.3 million, respectively. Net cash used in investing activities for the three months ended March 31, 2012, primarily consisted of $25.8 million of net purchases of investments and $8.1 million of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2011, primarily consisted of $47.6 million of net purchases of investments as well as $13.7 million of purchases of property and equipment primarily related to costs incurred for the expansion of our facility at 65 Hayden Avenue, Lexington, Massachusetts.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011, was $2.4 million and $10.7 million, respectively. Net cash provided by financing activities for the three months ended March 31, 2012, included $12.0 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $3.0 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. This was partially offset by a milestone payment to Calixa’s former stockholders in January 2012 as a result of first patient enrollment in Phase 3 clinical trials for cIAI in 2011, of which the acquisition-date fair value of $12.6 million was included within net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2011, included $2.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan along with excess tax benefits from stock-based awards of $7.9 million.

Commitments and Contingencies

Legal Proceedings

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. In March 2012, we filed a patent infringement lawsuit against Hospira in response to the ANDA filing. See the “Overview” section within this MD&A for additional information.

Business Agreements

Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. Additional information regarding our business agreements can be found in Note C., “Business Agreements,” in the notes to consolidated financial statements in our 2011 Form 10-K.

Contingent Consideration

Adolor

If certain regulatory milestones, sales milestones or a combination of both are achieved, with respect to CB-5945, we have committed, under the terms of the acquisition agreement pursuant to which we acquired Adolor in December 2011, to make future payments to the former stockholders of Adolor. We granted non-transferable CPRs to the former stockholders of Adolor, which represent the right to receive additional payments above the upfront purchase price, up to a maximum amount of $4.50 for each share owned by Adolor’s former stockholders upon achievement of such milestones. The aggregate, undiscounted additional amount that Cubist could pay under the merger agreement ranges from zero to approximately $233.8 million.

Calixa

If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate a novel anti-pseudomonal cephalosporin, CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. First patient enrollment in Phase 3 clinical trials for cIAI triggered a $30.0 million milestone payment that we made to the former stockholders of Calixa in January 2012. We may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa, including a $40.0 million milestone expected to be triggered in the second half of 2012 related to first patient enrollment in a Phase 3 clinical trial for HABP and VABP.

In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved, and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of March 31, 2012 and December 31, 2011, the contingent consideration related to the Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP. The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The accounting policies that we believe are most critical to fully understand our consolidated financial statements include those relating to: revenue recognition; inventories; clinical research costs; investments; business combinations; intangible assets and impairment; income taxes; accounting for stock-based compensation and contingent consideration.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 27, 2012, the date we filed our 2011 Form 10-K. For more information on our critical accounting policies, refer to our 2011 Form 10-K.

Recent Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2011. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K.

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.5 million on our fixed-rate investments as of March 31, 2012. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

As of March 31, 2012, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $157.5 million and $720.1 million, respectively. As of December 31, 2011, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $146.6 million and $675.6 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease by approximately $0.2 million and $2.9 million, respectively, as of March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.                                                LEGAL PROCEEDINGS

See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.                                       RISK FACTORS

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.  Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements.  We refer you to our “Cautionary Note Regarding Forward-Looking Statements,” which identifies some of the forward-looking statements in this report.

Risks Related to Our Business

We depend heavily on the continued commercial success of CUBICIN.

For the foreseeable future, our ability to maintain and grow revenues will depend primarily on the commercial success of CUBICIN in the U.S., which depends, among other things, upon CUBICIN’s continued acceptance by the medical community and the future market demand and medical need for CUBICIN. CUBICIN is approved in the U.S. as a treatment for complicated skin and skin structure infections, or cSSSI, and S. aureus bloodstream infections (bacteremia), including those with right-sided infective endocarditis caused by methicillin-susceptible and methicillin-resistant isolates.

We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S., particularly as the market into which CUBICIN is sold has grown only modestly, and economic problems persist, leading to increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower-cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals. CUBICIN also faces intense competition in the U.S. from a number of currently-approved antibiotic drugs manufactured and marketed by major pharmaceutical companies. CUBICIN will likely in the future compete with other drugs that are currently in late-stage clinical development.

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

•                  the ability to maintain and enforce U.S. and foreign patent protection for CUBICIN, including in the face of challenges, such as Hospira’s submission of an ANDA to the FDA seeking approval to market a generic version of CUBICIN and asserting that each claim in our patents protecting CUBICIN in the U.S. is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA;

•                  the ability to maintain and grow market share and vial sales as the price of CUBICIN increases in a market that has shown only modest growth;

•                  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

•                  whether the Federal Trade Commission, or FTC, Department of Justice, or DOJ, or a third party seeks to challenge and is successful in such challenge of our settlement agreement with Teva and its affiliates;

•                  the impact on physicians’ perception and use of CUBICIN as a result of treatment guidelines that are published from time to time, including the treatment guidelines for MRSA infections published by the Infectious Diseases Society of America in early 2011;

•                  the ability of our third-party manufacturers, including our single source provider of the active pharmaceutical ingredient, or API, for CUBICIN and our two finished drug product suppliers (one of which is an affiliate of Hospira, the company that recently submitted an ANDA to the FDA, seeking to market its own generic version of CUBICIN), to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with current Good Manufacturing Practices, or cGMPs, and other requirements of the regulatory approvals for CUBICIN and to do so in accordance with a schedule to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners and to do so at an acceptable cost;

•                  the reimbursement policies of government and third-party payors;

•                  the level and scope of rebates, discounts, fees and other payments that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the 340B/PHS drug pricing program;

•                  future legislative and policy changes in the U.S. and other jurisdictions where CUBICIN is sold, including any additional U.S. health care reform legislation, or health care reform, changes to the existing health care reform enacted in March 2010 under the Affordable Care Act, price controls or taxes on pharmaceutical sales, or adoption of a generic drug user fee act that would provide additional revenue to reduce the review time for ANDAs;

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

As of March 31, 2012, CUBICIN had been approved or received an import license in more than 70 countries outside of the U.S. and is commercially available in more than 50 countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

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

•                  ENTEREG and our OIC product candidates are peripherally acting mu opioid receptor antagonists intended to mitigate the GI side effects associated with acute postoperative or chronic (long-term) opioid pain management. If the use of drugs or techniques that reduce the requirement for opioid analgesics becomes more widespread, the market for ENTEREG and our OIC product candidates would decrease. For example, postoperative use of non-opioid analgesics (e.g. non-steroidal anti-inflammatory drugs such as parenteral acetaminophen) may reduce total opioid requirements. Novel analgesics which target other opioid receptor subtypes, non-opioid receptors or pain pathways are under development that may, if approved, compete with mu opioid analgesics for acute or chronic pain management. If these analgesics significantly reduce the use of more traditional opioid analgesics, it would have a negative impact on the potential market for ENTEREG and our OIC product candidates; and

•                  ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy, or REMS, and the product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients, consistent with the approved indication. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the Entereg Access Support and Education, or E.A.S.E.® program. If we were to provide ENTEREG to a hospital that is not enrolled in the E.A.S.E. program, we could face sanctions from the FDA.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN, ENTEREG or our product candidates and research technologies.

CUBICIN Patents.  The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own or have licensed rights to a limited number of patents directed toward methods of administration, methods of treatment and methods of manufacture of CUBICIN, as well as a patent covering CUBICIN produced by certain processes. We cannot be sure that patents will be granted to us or to our international licensors or collaborators with respect to any of our or their pending patent applications for CUBICIN. Of particular concern for a company like ours that is dependent primarily upon one product to generate revenues and profits, which in our case is CUBICIN, is that third parties may seek to market generic versions of CUBICIN by filing an ANDA with the FDA, in which they claim that patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed.

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it has submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. Each of these patents is listed in the Orange Book. The notice letter further stated that Hospira is asserting that each claim in the referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its ANDA filing. The complaint, which was filed in the U.S. District Court for the District of Delaware, alleges infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; and 8,058,238. The complaint seeks (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA until the expiration of the patents in the lawsuit; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic version of CUBICIN; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s Paragraph IV notification letter unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the 30-month period or otherwise shortens the 30-month period. Until this is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in any litigation, whether appealable or not, would likely cause our stock price to decline. Any final unappealable adverse result in litigation would likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018.  The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the FDA’s Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019 (6,468,967 and 6,852,689), and the third is due to expire on June 15, 2016 (RE39,071). Since the settlement with Teva, we have listed the following patents in the Orange Book under our NDA covering CUBICIN:

•                  U.S. Patent 8,129,342, listed in March 2012, granted on March 6, 2012, and expiring on November 28, 2020;

•                  U.S. Patent 8,058,238, listed in December 2011, granted on November 15, 2011, and expiring on November 28, 2020; and

•                  U.S. Patent 8,003,673, listed in September 2011, granted on August 23, 2011, and expiring on September 4, 2028.

Teva may also sell the daptomycin for injection supplied by Cubist upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party. The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. If this license becomes effective, or the license or settlement agreement terminates for the reasons stated in this paragraph, earlier than we anticipate, our business and results of operations could be materially impacted.

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

ENTEREG Patents.  ENTEREG is protected by four U.S. Patents listed in the Orange Book.  Two of these U.S. patents (5,250,542 and 5,434,171) are licensed to our wholly-owned subsidiary, Adolor, from Eli Lilly. U.S. patent 5,250,542 covers the alvimopan compound in ENTEREG and methods for binding a peripheral opioid receptor and expires on March 29, 2016, including a five year patent term extension from the U.S. Patent and Trademark Office, or PTO. The second licensed U.S. patent (5,434,171) covers the formulation of alvimopan in ENTEREG and methods for binding a peripheral opioid receptor, and expires on December 8, 2013. The ENTEREG product is also protected by two additional U.S. patents listed in the Orange Book under the NDA covering ENTEREG, both owned by Cubist through acquisition of Adolor: U.S. Patent 6,469,030 claims the use of ENTEREG in methods for treating or preventing ileus and expires November 29, 2020, and U.S. Patent 8,112,290, expiring July 31, 2030, covers certain methods of treating patients in hospitals with ENTEREG within the E.A.S.E. program.

In addition to the Orange Book-listed patents covering ENTEREG and methods of treatment with ENTEREG, we have five years of new chemical entity, or NCE, exclusivity for ENTEREG that expires on May 20, 2013. The NCE exclusivity prevents the submission to the FDA of any ANDA for any pharmaceutical product containing alvimopan, the API in ENTEREG, until May 20, 2013, or May 20, 2012, if the ANDA applicant certifies that the patents covering ENTEREG are invalid, unenforceable, and/or will not be infringed by the ANDA product.  If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable. If we are unable to prevail in such a proceeding, our revenues for sales of ENTEREG will be negatively impacted.

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

We have and may in the future engage in collaborations, sponsored research agreements and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements.

We also rely on trade secrets and other unpatented proprietary information in our manufacturing and product development activities. To the extent that we maintain a competitive advantage by relying on trade secrets and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology, resulting in an adverse effect on our business, financial condition and results of operations. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborators, employees and consultants. These agreements could be invalidated or breached, and we might not have adequate remedies.

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

CUBICIN and ENTEREG.  We do not have the capability to manufacture our own API or finished drug product for CUBICIN or ENTEREG. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes in the U.S. and in order to allow us to fulfill our obligations to supply our international CUBICIN partners. ACSD is our sole provider of our commercial supply of CUBICIN API worldwide. Our CUBICIN API must be stored in a temperature-controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API, in addition to what is stored at ACSD, at the Integrated Commercialization Solutions, or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face, especially from having only one supplier of API for CUBICIN. ACSD recently completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase production capacity, so we have only been receiving product from the updated facility for a short period of time. We cannot be certain that production from the updated facility will continue to go smoothly or that the updated facility will be able to produce CUBICIN API in the volumes that we anticipated from this expansion.  For ENTEREG, we rely on two suppliers who are approved to manufacture and supply us with ENTEREG API for commercial purposes in the U.S.

We contract with both Hospira Worldwide, Inc., or Hospira Worldwide, and Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our use in the U.S. and our international partners’ use in other markets outside the U.S. Hospira, which has filed an ANDA seeking to market a generic version of CUBICIN, is an affiliate of Hospira Worldwide. Taking the CUBICIN API and turning it into finished drug product is a complex, carefully-specified process. For many of the non-U.S. markets in which CUBICIN is sold, either Hospira Worldwide or Oso is the sole supplier of one or more of the vial sizes that are sold in such markets. For ENTEREG, we rely on two suppliers who are approved to manufacture and supply us with finished ENTEREG drug product for our use in the U.S.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox®, marketed by Pfizer, Inc., or Pfizer; Synercid®, marketed by

King Pharmaceuticals, Inc., which is now a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIV™ (telavancin), which is being marketed by Theravance, Inc.; and Teflaro®, which is being marketed by Forest Laboratories, Inc. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for 70% of sales, based on days of therapy, in this market.

In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN, marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN, if Hospira’s ANDA is ultimately approved or its generic version of CUBICIN otherwise comes to market or if a third party files an ANDA that is ultimately approved or otherwise comes to market. CUBICIN also may face competition in the future from drug candidates currently in clinical development as treatments for cSSSI. These include oritavancin, which is being developed by The Medicines Company, torezolid phosphate, which is being developed by Trius Therapeutics, Inc., dalbavancin, which is being developed by Duranta Therapeutics and ceftobiprole, which is being developed by Basilea Pharmaceutica AG.

Currently, ENTEREG is the only FDA-approved product indicated for the acceleration of GI recovery following bowel resection surgery. There are other products in various stages of clinical development for this condition. For example, we are aware of molecules in development by Tranzyme, Inc., Helsinn Therapeutics and other companies that could compete with ENTEREG at some point in the future.

DIFICID faces competition in the U.S. from other commercially available drugs for the treatment of CDAD, such as Vancocin® (oral vancomycin), marketed by ViroPharma Incorporated, which is also available in an inexpensive generic form, as well as Flagyl® (metronidazole), marketed by Pfizer and Sanofi-Aventis, which is also available in an inexpensive generic form.

Any inability on our part to compete with current or subsequently introduced drug products, particularly with respect to CUBICIN, would have a material adverse impact on our results of operations.

We need to manage our growth and the increased breadth of our activities effectively and the ways that we have chosen, or may choose, to manage this growth may expose us to additional risk.

We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, that we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials. We are now selling two products on our own, co-promoting a third product in the U.S. and have three late-stage product candidates. As a result, our expanded breadth of activities has been and is expected to continue taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, including the integration of our recently consummated acquisition of Adolor, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

As we advance our product candidates through development, the size and scope of the clinical trials we conduct increase significantly, including increases in the number of patients, types of medical conditions being studied, clinical sites and number of countries where the trials will be implemented. Additionally, these trials also have risks associated with the increasing trial design complexity related to both generating data relevant to the clinical settings in various countries and aligning them with the guidance and requirements of various regulatory bodies that will permit the approval of our product candidates in those countries. The latter has associated risks since clinical practices vary in the global setting and there is a lack of harmonization between the guidance provided by various regulatory bodies of different regions and countries. At a trial implementation level, we accommodate some of this increased global clinical development activity through increased utilization of vendors, such as our increasing use of contract research organizations, or CROs, contract investigational drug labeling and distribution providers, and regional and central laboratories to help manage operational aspects of our clinical trials, rather than addressing capacity demands through internal growth. As a result, many key operational aspects of our clinical trial process, which is integral to our business, have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other support services related to portions of our clinical trials fail to perform these clinical trials in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials, or we may be unable to rely in the future on the clinical data generated. These clinical investigators, CROs and other vendors may not carry out their contractual duties or obligations, they may fail to meet expected deadlines, or the quality or accuracy of the clinical data they obtain may be compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons. If these, or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or product candidates could suffer, which could materially adversely affect our business.

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

If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates, particularly in new therapeutic areas in which we may have little or no direct development experience, and achieve approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we currently are developing would generate revenues for several years, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, this could have a material adverse effect on our long term business, operating results and financial condition, and our ability to create long-term shareholder value may be limited.

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

Antibiotics.  Regulatory requirements for the approval of antibiotics in the U.S. and other countries may change, and/or existing requirements may later be interpreted differently by regulatory authorities based on changes in science or otherwise in a manner that requires us to conduct additional large-scale clinical trials and/or impose more stringent requirements, including product labeling and post-marketing testing requirements. Such changes would increase our development costs and could delay or prevent commercialization of our antibiotic product candidates. Historically, the FDA has not required placebo-controlled clinical trials for approval of antibiotics but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin.

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

In March 2012, the FDA released draft guidance for cUTI and is considering updating its guidance for cIAI. In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as HABP and VABP). Our plan is to seek approval for CXA-201 for the treatment of cUTI, cIAI, HABP and VABP in the U.S. and EU. Based on recommendations at a recent AIDAC, in March 2012 we discussed with the FDA our proposed study design, required in order to seek approval for HABP and VABP in the U.S. This provided direction on the study design for our proposed Phase 3 trials for CXA-201 for VABP and HABP. Based on this discussion, our VABP study that we are designing for U.S. approval appears to be viable, and we plan to start this study later in 2012.

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

Mu Opioid Products.  There is currently no formal FDA guidance relevant to our mu opioid antagonist product candidate, CB-5945, which we are developing for the treatment of chronic OIC. Given the lack of formal guidance, we will need to agree with the FDA on the appropriate clinical trials required for approval in the U.S. We may not be able to agree upon a viable Phase 3 trial design in order to seek approval in the U.S. In addition, the FDA or regulatory agencies in other countries may change the requirements for approval of mu opioid antagonists in the U.S. or such other countries, and/or may impose more stringent requirements, which would increase our development costs and could delay or prevent commercialization of CB-5945.

We have collaborative and other similar types of relationships that expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with multiple third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck subsidiary, to develop and commercialize CUBICIN outside the U.S.; we have a collaboration with Optimer to co-promote DIFICID in the U.S.; we have a collaboration with Hydra Biosciences, Inc. to develop compounds that target the human Transient Receptor Potential Ankyrin repeat 1 receptor, which is believed to have an important role in pain management; and we have collaborations with respect to certain of our pre-clinical candidates. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

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

In October 2010, we closed the issuance of $450.0 million aggregate principal amount of our 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately-negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of our 2.25% Notes. Despite the net proceeds that we realized from the offering of the 2.50% Notes, we may be required to seek additional funds in the future due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased, redeemed or converted earlier, the remaining $109.2 million aggregate principal amount of the 2.25% Notes will become due in June 2013 and the $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. Other than our $90.0 million credit facility with RBS Citizens, we have no other committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our stockholders or us, particularly if the credit and financial markets are constrained at the time we require funding.

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

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal and state net operating loss carryforwards.

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

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include the risks set forth elsewhere in this “Risk Factors” section and the following:

•                  if, in addition to Hospira, other third parties file ANDAs with the FDA seeking to market generic versions of our products prior to the earlier of expiration of relevant patents owned or licensed by us or the date Teva is allowed to launch a generic version of CUBICIN under our settlement agreement with Teva and its affiliates, we may need to defend our patents, including by filing lawsuits alleging patent infringement, as we did in the Teva litigation that we recently settled and in the Hospira litigation in which we recently filed a complaint;

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

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it has submitted an ANDA to the FDA, seeking approval to market a generic version of CUBICIN. We filed a patent infringement lawsuit against Hospira in response to the notification letter in March 2012. An adverse outcome in any litigation, including any litigation with Hospira, or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this “Risk Factors” section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, our stock price may decline. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources.

Revenues generated by our commercialized products, CUBICIN and ENTEREG, and products which we may commercialize in the future depend on reimbursement from third-party payors.

In both domestic and foreign markets, sales of CUBICIN, ENTEREG and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN or ENTEREG, related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or ENTEREG, or provide an insufficient level of coverage and reimbursement, CUBICIN or ENTEREG may be too costly for general use, and physicians may prescribe them less frequently. In a similar manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as managed care organizations, or MCOs, are likely to have an effect on the successful commercialization of DIFICID, which we co-promote, and our ability to attract collaborative partners to invest in the development of our product candidates.

In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the Medicaid rebate program, Medicare Parts A, B and D, 340B/PHS drug pricing programs and the Veterans Health Care Act of 1992 pricing program impact the revenues that we derive from CUBICIN and ENTEREG.

In addition to these existing legislative and regulatory mandates, future legislation or regulatory actions altering these mandates or imposing new ones may have a significant effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, legislative and regulatory actions and proposals to control and reduce health care costs, including those that use financial rewards or penalties to incentivize cost reductions and increase the quality of patient care. Some of these measures can directly impact the level of reimbursement for pharmaceutical products or require higher levels of cost-sharing by beneficiaries. Others can directly change the discounts required to be provided by pharmaceutical manufacturers to government payors or extend government discounts to additional government programs.  Still others can reduce the level of reimbursement for health care services and other non-drug items; such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesale price. An increasing number of payors are instead adopting reimbursement based on new measures, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and the Centers for Medicare and Medicaid Services is expected to begin making pharmacy National Average Drug Acquisition Cost data publicly available on at least a monthly basis in 2012. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover CUBICIN or ENTEREG and the willingness of providers to purchase it.

Third-party payors, including the U.S. government and the governments of other countries, are increasingly challenging the prices charged for and the cost-effectiveness of medical products, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and other countries and the concurrent growth of organizations such as MCOs, as well as the implementation of health care reform, including the creation of accountable care organizations, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

Furthermore, substantial uncertainty exists as to the reimbursement status of newly-approved health care products by third-party payors. We will not know what the reimbursement rates will be for our future drug products, if any, until we are ready to market the product and reimbursement rates are set. If reimbursement rates are not sufficient for our products, they may not be commercially viable or our future revenues and gross margins may be adversely affected.

Finally, outside the U.S., certain countries, including some countries in the EU, set prices as part of the regulatory process concerning pricing and reimbursement with limited participation in the process by marketing authorization holders. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by our collaborators in those countries. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Major proposed or actual price reductions for branded pharmaceuticals that occurred during 2010 and 2011 in Germany, Italy, Spain, France, and Greece are still in effect. Further, an increasing number of EU countries use drug prices from other EU Member States as “reference prices” to help determine pricing in their own countries. Consequently, a downward trend in drug prices for some countries could contribute to similar occurrences elsewhere. In addition, the current budgetary difficulties faced by a number of EU Member States, including Greece and Spain, has led to substantial delays in payment and payment partially with government bonds rather than cash by regulatory authorities for medicinal products supplied by manufacturers and distributors.

In another international trend, various countries also are investigating completely new drug reimbursement methodologies, under which prices would be set largely on the basis of assumptions on a drug’s pharmaco-economic value. For example, in 2010 the United Kingdom, or UK, announced that, by 2014, it will begin determining reimbursement rates for new drug products based in large part on an assessment of the overall value of each drug’s benefits. In 2012, the UK has reaffirmed its intention to implement this approach within their announced timing. The impact on reimbursement for CUBICIN, or any future drug product we may market in such countries, incremental resources needed to manage submissions in such a regulatory environment, and the potential for other countries adopting similar approaches are difficult to predict at this time.

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

Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g., Institutional Review Board, or IRBs, and/or Independent Ethics Committees, or IECs). There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities, IRBs, IECs, or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

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

•                  the impact of the results of other clinical trials on the drug candidates that we are developing, including by other parties who have rights to develop drug candidates being developed by us in other indications or other jurisdictions, such as clinical trials of CXA-101 or CXA-201 that may be conducted by Astellas Pharma Inc. or any other licensees that it may engage for development in territories for which we do not have commercial rights;

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

•                  the failure of our clinical investigational sites, and related facilities and the records kept at such sites, and clinical trial data to be in compliance with the FDA’s Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, European Medicines Agency or EU Member State inspections of clinical trials—such failure at even one site in a multi-site clinical trial can impact the results or success of the entire trial;

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

If clinical trials for our drug candidates are unsuccessful, delayed or canceled, we will be unable to meet our anticipated development and commercialization timelines, and we may incur increased development costs and delays in marketing approvals, which could harm our business and cause our stock price to decline.

Regulatory Product Approvals.  We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN and ENTEREG. In territories around the world where CUBICIN is not already approved, our international collaborators have submitted or plan to submit applications for approvals to market CUBICIN. However, we cannot be certain that any regulatory authority will approve these or any future submissions on a timely basis or at all. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the Phase 3 clinical trials of many product candidates include health economics and outcomes research, or HEOR, endpoints or protocols, which may result in trials being prolonged so that the requisite HEOR data can be gathered and may result in unfavorable HEOR data, which could impact the product’s approval or success in the marketplace.

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

Selling a pharmaceutical product in the hospital setting presents certain challenges. Hospitals differ widely and each hospital’s or hospital group’s prescribing is influenced by a list of accepted drugs called a formulary. Most hospitals have a committee, often called a pharmacy and therapeutics committee, which meets periodically to determine which pharmaceutical products to add to the formulary. Many factors are assessed by such committees, including the cost of the drug and its pharmaco-economic profile. Once a pharmaceutical is on formulary, it is easier for a physician within a hospital or hospital group to prescribe the drug. Hospital formulary approval is critical if ENTEREG is to become a commercial success, and we cannot assure you that a sufficient number of hospitals will include ENTEREG on their formulary.  Notwithstanding success in registering hospitals in the E.A.S.E. program and having those registered hospitals include ENTEREG on the formulary, there can be no assurance that such hospitals will order ENTEREG in meaningful amounts, if at all.

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

Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renal-compromised patients and pediatric patients. Further, we are required to conduct certain post-approval clinical studies of ENTEREG in pediatric patients and in patients undergoing radical cystectomy. We recently completed a radical cystectomy Phase 4 clinical trial of ENTEREG. Our business could be seriously harmed, particularly with respect to our CUBICIN Phase 4 clinical study pediatric commitments, if we either do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA requires us to change related sections of the marketing label for CUBICIN or ENTEREG or imposes monetary fines on us.

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

Compliance/Fraud and Abuse.  We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. We are subject to similar laws and regulations in other countries. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. and other countries’ laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. There appears to be a heightened risk of such investigations in the current environment, as evidenced by recent enforcement activity and pronouncements by the Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the use of a legal doctrine that could impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Other countries also have developed an array of legislative and regulatory provisions to combat fraud and abuse. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Optimer co-promotes DIFICID along with us and, except for our co-promotion rights and our joint rights to review and approve promotional and medical affairs materials, is responsible for all aspects of the commercialization of DIFICID, including pricing, distribution and contracting, and will maintain a compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against Optimer with respect to the commercialization of DIFICID could have a significant impact on our ability to successfully co-promote DIFICID and could subject us to investigation or other government actions. Adolor and/or Glaxo commercialized ENTEREG from 2008 until our acquisition of Adolor in December 2011 under each company’s own compliance program, which, prior to our acquisition of Adolor, we had no control over. We performed due diligence and are not aware of any compliance failures or violations at Adolor that could lead to a governmental or other action against Adolor with respect to the commercialization of ENTEREG. However, if there are any compliance issues that lead to any such governmental or other action regarding the commercialization of ENTEREG, our ability to successfully commercialize ENTEREG could be significantly impacted, and we may be subject to investigation or other government actions.

We are required to submit certain pricing data to the federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition (i) to the availability of federal funds to pay for our products under Medicaid and Medicare Part B and (ii) to procurement of our products by the U.S. Department of

Veterans Affairs, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are complex. Although we maintain and follows strict procedures to ensure the maximum possible integrity for our federal price calculations, the possibility of error always exists. This creates the potential for exposure under the false claims laws, because fraudulent intent is not a necessary condition for prosecution under those laws. If our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could face substantial liability.

International Operations/Relationships.  We have manufacturing, collaborative and clinical trial relationships and relationships with other research and development vendors outside the U.S., and CUBICIN is marketed internationally through collaborations. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

•                  unexpected CUBICIN adverse events that occur in foreign markets that we have not experienced in the U.S.;

•                  foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues and other obligations incident to doing business in, or with a company located in, another country;

•                  unexpected changes in tariffs, trade barriers and regulatory requirements;

•                  economic weakness, including inflation, or political instability in particular foreign economies and markets; and

•                  actions by us or our licensees, distributors, manufacturers, CROs, other third parties who act on our behalf or with whom we do business in foreign countries, or our employees who are working abroad that could subject us to investigation or prosecution under foreign or U.S. laws, including the Foreign Corrupt Practices Act, or FCPA, or the anti-bribery or anti-corruption laws, regulations or rules of such foreign countries, including the UK, which are more stringent than the FCPA.

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

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, including product rebates, chargeback and return accruals; inventories; clinical research costs; investments; business combinations; intangible assets and impairment; income taxes; accounting for stock-based compensation and contingent consideration. Those critical estimates and assumptions are based on our historical experience, future projections, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values and fair values of assets and liabilities that are not readily apparent from other sources. If actual results differ from these estimates as a result of unexpected conditions or events occurring which cause us to have to reassess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

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

•                  an adverse result in the litigation against Hospira to defend and/or assert our patents in connection with Hospira’s February 2012 notification to us that it has submitted an ANDA to the FDA for approval to market a generic version of CUBICIN before the expiration of the Orange Book patents covering CUBICIN;

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

•                  the level of the medical community’s acceptance and use of ENTEREG and DIFICID;

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1*                    2012 Short-Term Incentive Plan.

10.2*                    Amended and Restated 2002 Directors’ Equity Incentive Plan.

10.3                           Amendment, dated January 10, 2012, to Standard Form of Agreement between Cubist and The Richmond Group, Part 2, dated November 1, 2010.

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**                The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

May 1, 2012
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)