Form 10-Q
period 2012-06-30
CUBIST PHARMACEUTICALS INC
filed 2012-08-07
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 23, 2012: 63,837,982.

Cubist Pharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$134,665	$197,618
Short-term investments	676,546	670,077
Accounts receivable, net	90,126	87,800
Inventory	38,941	34,890
Deferred tax assets, net	14,384	16,189
Prepaid expenses and other current assets	36,882	36,700
Total current assets	991,544	1,043,274
Property and equipment, net	168,763	168,425
In-process research and development	311,400	311,400
Goodwill	122,133	122,133
Other intangible assets, net	164,543	174,980
Long-term investments	43,207	—
Other assets	59,068	67,243
Total assets	$1,860,658	$1,887,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,013	$32,584
Accrued liabilities	133,608	144,794
Short-term deferred revenue	4,997	4,008
Short-term contingent consideration	38,981	67,999
Short-term debt, net	32,621	—
Other current liabilities	3,000	3,000
Total current liabilities	236,220	252,385
Long-term deferred revenue	32,245	27,516
Long-term deferred tax liabilities, net	132,226	143,177
Long-term contingent consideration	184,776	180,235
Long-term debt, net	360,782	454,246
Other long-term liabilities	28,161	30,039
Total liabilities	974,410	1,087,598
Commitments and contingencies (Notes C, D, G, L and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 63,751,433 and 62,640,902 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	64	63
Additional paid-in capital	914,744	904,281
Accumulated other comprehensive loss	(175)	(185)
Accumulated deficit	(28,385)	(104,302)
Total stockholders’ equity	886,248	799,857
Total liabilities and stockholders’ equity	$1,860,658	$1,887,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
U.S. product revenues, net	$209,886	$168,575	$404,035	$322,291
International product revenues	11,363	7,747	24,017	16,047
Service revenues	8,665	—	12,329	—
Other revenues	653	516	1,878	1,031
Total revenues, net	230,567	176,838	442,259	339,369

Costs and expenses:
Cost of product revenues	58,891	38,976	112,843	75,553
Research and development	67,206	41,871	118,378	82,287
Contingent consideration	2,694	81,816	5,523	82,914
Selling, general and administrative	40,255	38,341	84,035	78,505
Total costs and expenses	169,046	201,004	320,779	319,259

Operating income (loss)	61,521	(24,166)	121,480	20,110

Other income (expense):
Interest income	742	631	1,416	1,404
Interest expense	(8,902)	(7,754)	(17,909)	(15,707)
Other income (expense)	(3,113)	162	(3,293)	535
Total other income (expense), net	(11,273)	(6,961)	(19,786)	(13,768)
Income (loss) before income taxes	50,248	(31,127)	101,694	6,342
Provision (benefit) for income taxes	7,125	(10,512)	25,777	4,372
Net income (loss)	$43,123	$(20,615)	$75,917	$1,970

Basic net income (loss) per common share	$0.68	$(0.34)	$1.20	$0.03
Diluted net income (loss) per common share	$0.58	$(0.34)	$1.04	$0.03

Shares used in calculating:
Basic net income (loss) per common share	63,498,953	60,517,553	63,250,165	59,991,068
Diluted net income (loss) per common share	81,166,329	60,517,553	81,001,476	61,828,807

Total comprehensive income (loss)	$43,102	$(20,774)	$75,927	$1,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$75,917	$1,970
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt repurchase, including write-off of debt issuance costs	3,542	—
Depreciation and amortization	16,548	6,046
Amortization of premiums and accretion of discounts on investments	3,791	3,590
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	10,379	9,968
Deferred income taxes	(7,993)	(736)
Stock-based compensation	12,492	8,494
Contingent consideration expense	5,523	82,914
Payment of contingent consideration	(17,408)	—
Premium paid for convertible subordinated debt repurchase	(26,945)	—
Inventory write-off	4,386	—
Other non-cash	2,232	1,580
Changes in assets and liabilities:
Accounts receivable	(2,326)	(8,817)
Inventory	(6,684)	306
Prepaid expenses and other current assets	(182)	(20,981)
Other assets	5,449	(3,761)
Accounts payable and accrued liabilities	(14,922)	6,770
Deferred revenue and other long-term liabilities	3,296	4,911
Total adjustments	(8,822)	90,284
Net cash provided by operating activities	67,095	92,254
Cash flows from investing activities:
Purchases of property and equipment	(12,093)	(25,747)
Purchases of investments	(718,738)	(682,580)
Proceeds from investments	665,249	575,203
Net cash used in investing activities	(65,582)	(133,124)
Cash flows from financing activities:
Payment of contingent consideration	(12,592)	—
Issuance of common stock, net	17,348	25,794
Excess tax benefit on stock-based awards	5,482	12,018
Repurchase of convertible subordinated debt	(74,704)	—
Net cash (used in) provided by financing activities	(64,466)	37,812
Net decrease in cash and cash equivalents	(62,953)	(3,058)
Effect of changes in foreign exchange rates on cash balances	—	511
Cash and cash equivalents at beginning of period	197,618	372,969
Cash and cash equivalents at end of period	$134,665	$370,422

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

The year-end condensed consolidated financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2012.

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s results of operations for the three and six months ended June 30, 2012, include the results of Adolor Corporation, or Adolor, which Cubist acquired in December 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The most significant assumptions are employed in estimates used in determining values of: inventories; investments; acquisition-date fair value and subsequent impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; accounting for stock-based compensation; product rebate, chargeback and return accruals; restructuring charges; as well as in estimates used in accounting for contingencies, debt and revenue recognition. Actual results could differ from these estimates.

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

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between Level 1 and Level 2 or between Level 2 and Level 3. During the six months ended June 30, 2012, there were no transfers between Level 1, Level 2 or Level 3.

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments primarily consist of available-for-sale securities as of June 30, 2012 and December 31, 2011, and are carried at fair value.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held primarily with five financial institutions in the United States, or U.S. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per institution.

Cubist’s accounts receivable at June 30, 2012 and December 31, 2011, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and six months ended June 30, 2012 and 2011, Cubist did not have any significant write-offs of accounts receivable, and its days sales outstanding has not significantly changed since December 31, 2011.

	Percentage of Total Accounts Receivable Balance as of
	June 30,	December 31,
	2012	2011
AmerisourceBergen Drug Corporation	21%	22%
Cardinal Health, Inc.	20%	22%
McKesson Corporation	19%	19%

	Percentage of Total Net Revenues for the Three Months Ended June 30,		Percentage of Total Net Revenues for the Six Months Ended June 30,
	2012	2011	2012	2011
AmerisourceBergen Drug Corporation	19%	23%	19%	24%
Cardinal Health, Inc.	19%	22%	19%	22%
McKesson Corporation	17%	17%	17%	18%

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

Revenue Recognition

Principal sources of revenue are: (i) sales of CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan) in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist’s international distribution partners; and (iii) service revenues derived from Cubist’s agreement with Optimer Pharmaceuticals, Inc., or Optimer, for the promotion and support of DIFICID® (fidaxomicin) in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

Cubist maintains a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to the end users, who are generally hospitals and acute care settings. The Company generally does not allow wholesalers to stock CUBICIN or ENTEREG. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, Medicaid rebates, Medicare coverage gap discount program rebates, wholesaler management fees and pricing discounts in the same period the related sales are recorded.

Gross U.S. product revenues are offset by provisions for the three and six months ended June 30, 2012 and 2011, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Gross U.S. product revenues	$241,900	$192,911	$466,024	$367,352
Provisions offsetting U.S. product revenues:
Contractual adjustments	(14,085)	(11,362)	(26,980)	(20,834)
Governmental rebates	(17,929)	(12,974)	(35,009)	(24,227)
Total provisions offsetting product revenues	(32,014)	(24,336)	(61,989)	(45,061)
U.S. product revenues, net	$209,886	$168,575	$404,035	$322,291

Certain product sales qualify for rebates or discounts from standard list pricing due to government-sponsored programs or other contractual agreements. Contractual adjustments in the table above include pricing and early payment discounts extended to the Company’s external customers, as well as provisions for returns and wholesaler distribution fees. Governmental rebates in the table above represent estimated amounts for Medicaid rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service and Federal Supply Schedule drug pricing programs. Estimates and assumptions for reserves are analyzed quarterly.

Service Revenues

Service revenues for the three and six months ended June 30, 2012, represent (i) the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement with Optimer, which was entered into in April 2011 to promote and provide medical affairs support for DIFICID in the U.S.; and (ii) an additional $5.0 million recognized in June 2012 upon achieving an annual sales target under the terms of the co-promotion agreement with Optimer. Cubist is also eligible to receive, under the terms of the co-promotion agreement, a portion of Optimer’s gross profits on net sales of DIFICID above the annual sales targets, if any, in 2012 and 2013, as well as an additional $12.5 million in 2013 if a specified sales target is achieved. The initial two-year term of the co-promotion agreement ends in July 2013.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share has been computed by dividing diluted net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income (loss) per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.25% convertible subordinated notes, or 2.25% Notes, and 2.50% convertible senior notes, or 2.50% Notes, the elimination of the loss on the partial repurchase of the Company’s 2.25% Notes, discussed below, the exercise of stock options and the vesting of restricted stock units, or RSUs, as well as their related income tax effects.

In June 2012, Cubist repurchased $74.7 million of its 2.25% Notes, in privately-negotiated transactions, which reduced Cubist’s fully-diluted shares of common stock outstanding by 2,427,738 shares. See Note G., “Debt,” for additional information.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, expect share and per share amounts)
Net income (loss), basic	$43,123	$(20,615)	$75,917	$1,970
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	1,808	—	3,610	—
Debt issuance costs related to 2.50% Notes, net of tax	239	—	477	—
Debt discount amortization related to 2.50% Notes, net of tax	2,201	—	4,358	—
Net income (loss), diluted	$47,371	$(20,615)	$84,362	$1,970

Shares used in calculating basic net income (loss) per common share	63,498,953	60,517,553	63,250,165	59,991,068
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,243,221	—	2,327,156	1,837,739
2.50% Notes convertible into shares of common stock	15,424,155	—	15,424,155	—
Shares used in calculating diluted net income (loss) per common share	81,166,329	60,517,553	81,001,476	61,828,807

Net income (loss) per share, basic	$0.68	$(0.34)	$1.20	$0.03
Net income (loss) per share, diluted	$0.58	$(0.34)	$1.04	$0.03

Potential common shares excluded from the calculation of diluted net income (loss) per share, as their inclusion would have been antidilutive, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase shares of common stock and RSUs	3,091,164	1,215,120	2,775,786	2,137,434
2.25% Notes convertible into shares of common stock	2,909,940	3,549,377	3,229,658	3,549,377
2.50% Notes convertible into shares of common stock	—	15,424,155	—	15,424,155

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of June 30, 2012, but prior to the filing of the financial statements with the SEC on this Quarterly Report on Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. There were no subsequent events that occurred after June 30, 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. A company will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public company’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption to have any impact on its consolidated financial statements.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at June 30, 2012:
Bank deposits	$60,000	$—	$—	$60,000
U.S. Treasury securities	100,002	2	(12)	99,992
Corporate and municipal notes	499,924	82	(245)	499,761
Total	$659,926	$84	$(257)	$659,753

Balance at December 31, 2011:
Bank deposits	$92,001	$—	$—	$92,001
U.S. Treasury securities	114,061	39	(7)	114,093
Federal agencies	39,408	1	(6)	39,403
Corporate and municipal notes	364,752	1	(173)	364,580
Total	$610,222	$41	$(186)	$610,077

The following table contains information regarding the range of contractual maturities of the Company’s short-term and long-term investments:

	June 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Within 1 year	$616,754	$616,546	$610,222	$610,077
1-2 years	43,172	43,207	—	—
Total	$659,926	$659,753	$610,222	$610,077

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, a $60.0 million certificate of deposit included within short-term investments was not deemed an available-for-sale security and is not included in the tables above.

C. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Adolor

On December 12, 2011, Cubist acquired 100% of the outstanding shares of common stock of Adolor for $4.25 in cash for each share owned by Adolor’s former stockholders, plus, contingent payment rights, or CPRs, as described below, upon which Adolor became a wholly-owned subsidiary of Cubist. The Company’s acquisition of Adolor provided an existing commercialized product, ENTEREG, as well as rights to an additional late-stage product candidate, CB-5945, among other assets. CB-5945 is an oral, peripherally-acting mu-opioid receptor antagonist currently in development for the treatment of chronic opioid-induced constipation.

The following table summarizes the fair value of total consideration at December 12, 2011:

Total Acquisition- Date Fair Value
(in thousands)
Cash	$220,838
Contingent consideration	110,200
Total consideration	$331,038

The contingent consideration relates to the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945, and in which Cubist granted non-transferable CPRs to the former stockholders of Adolor. The CPRs represent the right to receive additional payments above the upfront purchase price, up to a maximum of $4.50 for each share owned by Adolor’s former stockholders upon achievement of such milestones. The CPRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. See Note D., “Fair Value Measurements,” for additional information.

The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

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

The allocation of the purchase price to acquired assets and liabilities has been prepared on a preliminary basis and is subject to change as additional information becomes available, including the finalization of the fair value of acquired assets and certain tax matters. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from December 12, 2011, the acquisition date.

The difference between the purchase price and the fair value of the assets acquired and liabilities assumed of $60.7 million was allocated to goodwill. None of this goodwill is expected to be deductible for income tax purposes.

The Company recorded $40.8 million of ENTEREG inventory that was acquired from Adolor. See Note I., “Inventory,” for additional information.

Restructuring Activities

In connection with the acquisition of Adolor, Cubist committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement with respect to Adolor’s operating lease for its facility in Exton, Pennsylvania, which was vacated in June 2012. The lease termination payment was made in June 2012, and the remaining severance payments will be made through the first half of 2013.

The following table summarizes the activity within the restructuring liability:

	Employee- Related Severance	Early Termination of Leased Facilities	Total
	(in thousands)
Balance at December 31, 2011	$8,089	$1,190	$9,279
Less: payments made during the period	(3,606)	—	(3,606)
Balance at March 31, 2012	4,483	1,190	5,673
Less: payments made during the period	(1,728)	(1,190)	(2,918)
Balance at June 30, 2012	$2,755	$—	$2,755

D.            FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
U.S. Treasury securities	$18,178	$—	$—	$18,178
Corporate and municipal notes	—	11,044	—	11,044
Short-term and long-term investments: (2)
Bank deposits	—	60,000	—	60,000
U.S. Treasury securities	99,992	—	—	99,992
Corporate and municipal notes	—	499,761	—	499,761
Total assets	$118,170	$570,805	$—	$688,975
Liabilities
Contingent consideration	$—	$—	$223,757	$223,757
Total liabilities	$—	$—	$223,757	$223,757

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Federal agencies	$831	$—	$—	$831
Corporate and municipal notes	—	18,455	—	18,455
Short-term and long-term investments: (2)
Bank deposits	—	92,001	—	92,001
U.S. Treasury securities	114,093	—	—	114,093
Federal agencies	39,403	—	—	39,403
Corporate and municipal notes	—	364,580	—	364,580
Total assets	$154,327	$475,036	$—	$629,363
Liabilities
Contingent consideration	$—	$—	$248,234	$248,234
Total liabilities	$—	$—	$248,234	$248,234

(1)  Excludes $105.4 million and $178.3 million of cash at June 30, 2012 and December 31, 2011, respectively.

(2)  Excludes a $60.0 million certificate of deposit not deemed a security at June 30, 2012 and December 31, 2011.

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

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo Group Limited, or Glaxo, annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011, which was recorded at its estimated fair value of $18.9 million. At June 30, 2012, the carrying value of the remaining six annual payments to Glaxo of $19.4 million approximates its fair value. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input.

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

Contingent consideration expense may change significantly as development progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Adolor
Contingent Consideration	$113,406	Probability-adjusted discounted cash flow	Probabilities of success Period in which milestones are expected to be achieved	54% - 63% (58%) 2015
			Discount rate	5.3%

Calixa Therapeutics Inc.
Contingent Consideration	$110,351	Probability-adjusted discounted cash flow	Probabilities of success Periods in which milestones are expected to be achieved	29% - 100% (57%) 2012 - 2018
			Discount rate	5.3%

The significant unobservable inputs used in the fair value measurement of Cubist’s contingent consideration are the probabilities of successful achievement of development, regulatory and sales milestones, the period in which these milestones are expected to be achieved and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the discount rate and/or the period in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a rollforward of fair value balances that used Level 3 inputs:

Contingent Consideration
(in thousands)
Balance at December 31, 2011	$248,234
Contingent consideration expense	5,523
Contingent consideration payment	(30,000)
Balance at June 30, 2012	$223,757

Adolor

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945, was estimated to be $113.4 million and $110.5 million as of June 30, 2012 and December 31, 2011, respectively. The change in fair value for the three and six months ended June 30, 2012, is due to the time value of money. The aggregate, undiscounted amount of contingent consideration that Cubist could pay under the merger agreement ranges from zero to approximately $233.8 million.

Calixa

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa Therapeutics Inc., or Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to ceftolozane/tazobactam, or CXA-201, was estimated to be $110.4 million and $137.7 million as of June 30, 2012 and December 31, 2011, respectively. The change in fair value for the three months ended June 30, 2012, is due to the time value of money. The change in fair value for the six months ended June 30, 2012, is primarily due to a $30.0 million milestone payment that Cubist made to the former stockholders of Calixa in January 2012, which was triggered by first patient enrollment in a Phase 3 clinical trial for complicated intra-abdominal infections, or cIAI, which occurred in December 2011. This was partially offset by contingent consideration expense related to the time value of money. Cubist may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa under the merger agreement. CXA-201 is being developed as a potential treatment for hospital-acquired bacterial pneumonia, or HABP, ventilator-associated bacterial pneumonia, or VABP, complicated urinary tract infections, or cUTI, and cIAI.

E.              PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	June 30,	December 31,
	2012	2011
	(in thousands)
Land and buildings	$168,314	$166,899
Laboratory equipment	34,387	29,463
Furniture and fixtures	3,182	2,504
Computer hardware and software	25,248	23,252
Construction-in-progress	903	3,467
	232,034	225,585
Less: accumulated depreciation	(63,271)	(57,160)
Property and equipment, net	$168,763	$168,425

Depreciation expense was $3.1 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $6.1 million and $4.8 million for the six months ended June 30, 2012 and 2011, respectively.

F.              GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Indefinite-Lived Assets

The Company’s goodwill balance as of June 30, 2012, remained unchanged from the goodwill balance as of December 31, 2011. As of June 30, 2012, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note K., “Segment Information,” for additional information.

As of June 30, 2012, the Company’s IPR&D consisted of $117.4 million related to CB-5945, which was acquired through the Company’s acquisition of Adolor in December 2011, and $194.0 million related to CXA-201, which was acquired through the Company’s acquisition of Calixa in December 2009. The IPR&D value of CXA-201 as a potential treatment for HABP and VABP had an estimated fair value of $174.0 million, and the IPR&D value of CXA-201 as a potential treatment for cUTI and cIAI had an estimated fair value of $20.0 million as of the acquisition date. Cubist has not recorded any impairment charges related to the IPR&D since the acquisition of the assets.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

		June 30,	December 31,
		2012	2011
		(in thousands)
Patents		$2,627	$2,627
Acquired technology rights		193,100	193,100
		195,727	195,727
Less:	accumulated amortization — patents	(2,400)	(2,368)
	accumulated amortization — acquired technology rights	(28,784)	(18,379)
Intangible assets, net		$164,543	$174,980

Amortization expense was $5.2 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $10.4 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase in amortization expense during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, was primarily due to the ENTEREG technology rights acquired in connection with the acquisition of Adolor in December 2011.

The estimated aggregate amortization of intangible assets as of June 30, 2012, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2012	$10,438
2013	20,874
2014	20,874
2015	20,874
2016	19,594
2017 and thereafter	71,889
Total	$164,543

G.    DEBT

Debt is comprised of the following amounts at:

	June 30,	December 31,
	2012	2011
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(89,218)	(96,007)
Net carrying amount of the liability component of the 2.50% Notes	360,782	353,993

Total 2.25% Notes outstanding at the end of the period	34,514	109,218
Unamortized discount	(1,893)	(8,965)
Net carrying amount of the liability component of the 2.25% Notes	32,621	100,253

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$393,403	$454,246

2.25% Notes

As of June 30, 2012, the Company had $34.5 million aggregate principal outstanding of 2.25% Notes, which are due June 2013 and are recorded as short-term debt in the condensed consolidated balance sheet. The Company repurchased $74.7 million of the original principal amount of the 2.25% Notes, in privately-negotiated transactions, in June 2012, as further discussed below. The 2.25% Notes are convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 of the 2.25% Notes principal, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist may deliver cash or a combination of cash and common stock in lieu of shares of common stock, at Cubist’s option. Cubist retains the right to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest if the closing price of Cubist’s common stock is greater than 150% of the conversion price for at least 20 trading days (whether or not consecutive) out of 30 consecutive trading days. The shares attributable to the 2.25% Notes, if converted, could potentially dilute the Company’s shares of common stock outstanding. Interest is payable on June 15th and December 15th of each year. As of June 30, 2012, the “if-converted value” exceeded the principal amount of the 2.25% Notes by $8.0 million. The fair value of the outstanding 2.25% Notes was estimated to be $45.5 million as of June 30, 2012.

In June 2012, the Company repurchased, in privately-negotiated transactions, $74.7 million of the principal amount of its 2.25% Notes, reducing the outstanding amount from $109.2 million to $34.5 million. Cubist repurchased the 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt plus accrued interest and transaction fees, resulting in a cash outflow of $102.6 million. The repurchase resulted in a net loss of $3.7 million, primarily comprised of a $3.3 million difference between the net carrying value and the fair value of the $74.7 million principal at the time of repurchase, which was recorded to other income (expense). The net carrying value of the equity portion of the 2.25% Notes was $15.7 million as of June 30, 2012, which includes a reduction of approximately $26.8 million to additional-paid-in-capital, net of deferred taxes of $1.2 million.

2.50% Notes

As of June 30, 2012, the Company had $450.0 million aggregate principal outstanding of 2.50% Notes, which are due November 2017. These 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 of principal, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert them at any time prior to the close of business on the business day immediately preceding May 1, 2017, if one of the following criteria is met: (i) during the calendar quarter immediately following any calendar quarter in which the last reported sale price of the common stock is greater than or equal to 130% of the conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) out of 30 consecutive trading days; (ii) during the five business day period immediately following any five consecutive trading days in which the trading price per $1,000 of the 2.50% Notes’ principal for each trading day was less than 98% of the last reported sale price of Cubist’s common stock multiplied by the conversion rate on each such trading day; or (iii) upon the occurrence of certain specified corporate events. Upon conversion by a note holder, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option. The shares attributable to the 2.50% Notes, if converted, may potentially dilute the Company’s shares of common stock outstanding.  Interest is payable to the note holders on May 1st and November 1st of each year. As of June 30, 2012, the “if-converted value” exceeded the principal amount of the 2.50% Notes by $134.7 million. The fair value of the outstanding 2.50% Notes was estimated to be $648.3 million as of June 30, 2012.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of each of the 2.50% Notes and 2.25% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of each of the 2.50% Notes and 2.25% Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of each note at the date of issuance. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The Company determined this expected life to be equal to the original seven-year term of each of the 2.50% Notes and 2.25% Notes, resulting in an amortization period ending November 1, 2017, and June 15, 2013, respectively. Subsequent to the partial repurchase of the 2.25% Notes in June 2012, the Company determined the effective interest rate to be 8.2% for these notes.

Payable to Glaxo

The acquisition-date fair value of the payable to Glaxo assumed in connection with the acquisition of Adolor in December 2011 was allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates, and imputed interest on the payable to Glaxo is recorded as interest expense within the condensed consolidated statements of comprehensive income. See Note D., “Fair Value Measurements,” for additional information.

The table below summarizes the interest expense the Company incurred on its 2.50% Notes, 2.25% Notes and the payable to Glaxo for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest coupon payment	$3,328	$3,436	$6,754	$6,863
Amortization of discount on debt	4,654	4,569	9,481	9,054
Interest expense on payable to Glaxo	249	—	546	—
Amortization of the liability component of the debt issuance costs	671	457	1,128	914
Capitalized interest	—	(708)	—	(1,124)
Total interest expense	$8,902	$7,754	$17,909	$15,707

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Cubist terminated the revolving credit facility with RBS Citizens in June 2012. There were no outstanding borrowings under the credit facility as of December 31, 2011.

H.           ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30,	December 31,
	2012	2011
	(in thousands)
Accrued royalty	$62,208	$62,741
Accrued Medicaid and Medicare rebates	18,773	14,877
Accrued clinical trials	18,186	9,231
Accrued bonus	6,657	17,289
Accrued benefit costs	4,750	4,285
Accrued incentive compensation	2,852	6,162
Accrued restructuring	2,755	9,279
Other accrued costs	17,427	20,930
Accrued liabilities	$133,608	$144,794

Accrued clinical trials increased as of June 30, 2012, as compared to December 31, 2011, as a result of clinical trial activity primarily related to CXA-201 and CB-315. Accrued bonus decreased at June 30, 2012, as compared to December 31, 2011, due to payment of annual performance-based bonuses during the six months ended June 30, 2012.

I.                INVENTORY

Inventories consisted of the following at:

	June 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$6,342	$6,015
Work-in-process	4,643	14,506
Finished goods	27,956	14,369
Inventory	38,941	34,890
Included in other assets:
Raw materials	30,445	35,110
Work-in-process	1,906	—
Finished goods	1,130	—
Total	$72,422	$70,000

Inventory included in other assets within the condensed consolidated balance sheets as of June 30, 2012, and December 31, 2011, represents the amount of ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisition of Adolor in December 2011, Cubist recorded the acquired ENTEREG inventory at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up is recorded to cost of product revenues within the condensed consolidated statements of comprehensive income as the related inventory is sold, which is expected to be over a period of approximately eight years.

J.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

In June 2012, the Company’s stockholders approved, and the Company adopted the 2012 Equity Incentive Plan, or 2012 EIP, which replaced the Company’s 2010 Equity Incentive Plan, or 2010 EIP, and the Company’s Amended and Restated 2002 Directors’ Equity Incentive Plan, or Directors’ EIP, and is the only existing equity compensation plan from which the Company may make equity-based awards to employees, directors and consultants. Under the 2012 EIP, the Company has reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, restricted stock, RSUs, performance units, stock grants and stock appreciation rights, plus the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 EIP, the Directors’ EIP and the Amended and Restated 2000 Equity Incentive Plan as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards after June 7, 2012. Vesting conditions of the Company’s equity awards did not change as a result of the adoption of the 2012 EIP. At June 30, 2012, there were 4,984,006 shares remaining available for grant under the 2012 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$85	$48	$172	$94
Research and development	2,391	1,474	4,353	2,800
Selling, general and administrative	4,249	3,107	7,967	5,600
Total stock-based compensation	6,725	4,629	12,492	8,494
Income tax effect	(2,402)	(1,759)	(4,475)	(3,228)
After-tax effect of stock-based compensation expense	$4,323	$2,870	$8,017	$5,266

General Option Information

A summary of option activity for the six months ended June 30, 2012, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	8,238,838	$22.60
Granted	1,520,390	$41.91
Exercised	(801,324)	$19.36
Canceled	(171,326)	$28.57
Outstanding at June 30, 2012	8,786,578	$26.12

Vested and exercisable at June 30, 2012	4,927,437	$20.24

Weighted average grant-date fair value of options granted during the period		$14.41

RSU Information

A summary of RSU activity for the six months ended June 30, 2012, is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	642,236	$28.38
Granted	305,646	$42.02
Vested	(187,600)	$26.63
Forfeited	(37,750)	$28.02
Nonvested at June 30, 2012	722,532	$34.62

K.           SEGMENT INFORMATION

Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. For both of the three months ended June 30, 2012 and 2011, the Company generated approximately 95% of revenues within the U.S., and for the six months ended June 30, 2012 and 2011, the Company generated approximately 94% and 95% of revenues, respectively, within the U.S.

L.            INCOME TAXES

Cubist’s federal statutory rate for the three and six months ended June 30, 2012 and 2011, was 35.0%. The effective rate differs from the statutory rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal	35.0%	35.0%	35.0%	35.0%
State	1.6%	3.3%	1.8%	6.4%
Non-deductible expenses	0.7%	0.8%	0.7%	0.3%
Federal and state credits	0.0%	-0.4%	0.0%	-2.0%
Section 199 Deduction	-2.9%	0.0%	-2.9%	0.0%
Contingent consideration	1.3%	-4.7%	1.3%	25.9%
Reversal of uncertain tax positions	-21.7%	0.0%	-10.7%	0.0%
Other	0.2%	-0.2%	0.1%	3.3%
Effective tax rate	14.2%	33.8%	25.3%	68.9%

The decrease in the effective tax rate for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is primarily due to the reversal of $16.9 million of gross uncertain tax positions, or $11.0 million net of federal tax benefit, during the three months ended June 30, 2012. In 2011, the Company established a reserve for uncertain tax positions upon making a decision to file amended state income tax returns for the years ended December 31, 2008 and 2009, and to file its 2010 and 2011 state income tax returns using the same filing positions as the amended 2008 and 2009 returns. During the three and six months ended June 30, 2012, the Company reached agreement with the Massachusetts tax authorities related to its state income tax filing positions and reversed its uncertain tax positions, resulting in an increase of $12.8 million in available state tax credit carryforwards and a reduction of its liability for uncertain tax positions.

As of December 31, 2011, the Company had federal, foreign and state net operating loss, or NOL, carryforwards of $157.1 million, $2.3 million and $32.9 million, respectively. Included in the NOLs and credit carryforwards are state NOLs and credit carryforwards of $2.2 million attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs and credit carryforwards are credited directly to additional paid-in capital when realized. These NOLs and credit carryforwards expire between 2012 and 2030. Of the total federal NOLs, approximately $149.0 million relate to NOLs that were acquired in connection with the acquisition of Adolor. These NOLs are subject to limitation under the Internal Revenue Code, Section 382. The Company expects to utilize approximately $33.1 million of Adolor’s federal NOLs by the end of 2012.

As of June 30, 2012, the Company had $13.1 million of uncertain tax positions, a decrease of $14.6 million from December 31, 2011, which was primarily the result of the agreement reached related to the filing of the amended state tax returns, as discussed above. Of the total uncertain tax positions as of June 30, 2012, $11.4 million was included in other long-term liabilities within the condensed consolidated balance sheet.

M. LEGAL PROCEEDINGS

In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying Cubist that it had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, the Company received a second Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28,

2020. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the “Orange Book”). Both notice letters further stated that Hospira is asserting that each claim in the referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA, as amended. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. The complaints, which were both filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic version of CUBICIN until the expiration of the patents in the respective lawsuits and; (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the 30-month period or otherwise shortens the 30-month period. The Company cannot predict the outcome of this matter. Any final, unappealable adverse result in the litigation would likely have a material adverse effect on the Company’s results of operations and financial condition.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

(i)             our financial performance, including revenues, expenses, capital expenditures, gross margin and income taxes and our expected available cash and use of cash, including for the repayment of the outstanding amount of our 2.25% convertible subordinated notes, or 2.25% Notes, in June 2013;

(ii)          the commercialization and manufacturing of CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan) and the commercial success of DIFICID® (fidaxomicin);

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our financial highlights, business developments and product and product pipeline updates for the three and six months ended June 30, 2012.

•                  Results of Operations: This section provides a review of our results of operations for the three and six months ended June 30, 2012 and 2011.

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

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. Cubist has two marketed products, CUBICIN and ENTEREG. We acquired ENTEREG in connection with the acquisition of Adolor Corporation, or Adolor, in December 2011. We also co-promote DIFICID in the United States, or U.S., under our co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer. In addition, Cubist has three late-stage drug candidates and several pre-clinical programs, each being developed to address areas of significant medical needs.

CUBICIN is a once-daily, bactericidal, intravenous antibiotic with proven activity against methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA. CUBICIN is approved in the U.S., the European Union, or EU, Japan and many other countries for the treatment of certain infections caused by Gram-positive bacteria, including treatment for certain bloodstream infections. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal, or GI, recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S. DIFICID is approved in the U.S. for the treatment of Clostridium difficile-associated diarrhea, or CDAD.

Financial Highlights

The following table is a summary of our financial results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
U.S. CUBICIN revenues, net	$200.2	$168.6	$384.9	$322.3
U.S. ENTEREG revenues, net	9.7	—	19.1	—
International product revenues	11.4	7.7	24.0	16.1
Total worldwide product revenues, net	$221.3	$176.3	$428.0	$338.4

Net income (loss)	$43.1	$(20.6)	$75.9	$2.0
Basic net income (loss) per common share	$0.68	$(0.34)	$1.20	$0.03
Diluted net income (loss) per common share	$0.58	$(0.34)	$1.04	$0.03

Business Developments

The following is a summary of significant business developments that occurred during the six months ended June 30, 2012, or that impacted the period thereof. For additional 2011 developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on February 27, 2012, or 2011 Form 10-K.

ANDA Notification/Patent Litigation in U.S.

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying us that it had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Both notice letters further stated that Hospira is asserting that each claim in the referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA, as amended. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. The complaints, which were both filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic version of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the 30-month period or otherwise shortens the 30-month period. Any final, unappealable adverse result in the litigation would likely have a material adverse effect on our results of operations and financial condition. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book.

Acquisition of Adolor

In December 2011, we completed our acquisition of Adolor. Under the terms of the agreement and plan of merger, we paid Adolor’s former stockholders $4.25 in cash for each share of Adolor common stock, or approximately $220.8 million, in aggregate,  which we funded from our existing cash balances. Adolor’s former stockholders also received one non-transferable contingent payment right, or CPR, which represents the right to receive up to an additional $4.50 in cash for each share of Adolor common stock owned, or up to approximately $233.8 million in aggregate, which Cubist will pay upon achievement of certain regulatory milestones, sales milestones or a combination of both, related to CB-5945. The fair value of the purchase price was estimated to be $331.0 million and was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. See Note C., “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information.

Repurchase of Convertible Subordinated Notes

In June 2012, we repurchased $74.7 million aggregate principal amount of our outstanding 2.25% Notes, in privately-negotiated transactions, which we funded from our existing cash balances. Cubist repurchased the 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt plus accrued interest and transaction fees, resulting in a cash outflow of $102.6 million. The repurchase resulted in a net loss of $3.7 million for the three and six months ended June 30, 2012. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Product and Product Pipeline Updates

In July 2012, we announced first patient enrollment in a Phase 3 clinical trial of CB-315, which we are developing for the treatment of CDAD. We are also developing CB-5945 for the treatment of chronic opioid-induced constipation, or OIC, and we expect to initiate a Phase 3 clinical trial by the end of 2012.

In April 2012, we announced that a Phase 4 clinical study of ENTEREG in patients undergoing radical cystectomy met its primary endpoint of time to achieve recovery of both upper and lower GI function. We expect to submit an sNDA seeking label expansion for the use of ENTEREG to accelerate the time to upper and lower GI recovery in patients undergoing this procedure by the end of 2012.

We are developing ceftolozane/tazobactam, or CXA-201, as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa. First patient enrollment in a Phase 3 clinical trial of CXA-201 for the treatment of complicated intra-abdominal infections, or cIAI, occurred in December 2011, which triggered a $30.0 million milestone payment that we made to the former stockholders of Calixa Therapeutics Inc., or Calixa, in January 2012. We also have an ongoing Phase 3 clinical trial of CXA-201 for the treatment of complicated urinary tract infections, or cUTI. We plan to file a New Drug Application, or NDA, for cUTI and cIAI indications by the end of 2013 and a subsequent filing of a marketing authorization application outside the U.S., assuming positive Phase 3 clinical trial results in both cUTI and cIAI. We also are planning to pursue the development of CXA-201 as a potential treatment for hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP, and expect to begin Phase 3 clinical trials of CXA-201 for VABP in the second half of 2012.

In addition, we continue to seek opportunities to build our pipeline of acute care therapies through our business development efforts and to progress compounds into clinical development that we have developed internally.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended June 30,
	2012	2011	% Change
	(in millions)
U.S. product revenues, net	$209.9	$168.6	25%
International product revenues	11.4	7.7	47%
Service revenues	8.7	—	N/A
Other revenues	0.6	0.5	27%
Total revenues, net	$230.6	$176.8	30%

Product Revenues, net

Cubist’s net U.S. product revenues included $200.2 million of sales of CUBICIN and $9.7 million of sales of ENTEREG for the three months ended June 30, 2012, as compared to $168.6 million of net U.S. product revenues from sales of CUBICIN for the three months ended June 30, 2011. We did not have any ENTEREG revenues for the three months ended June 30, 2011, because we had not yet acquired Adolor. Gross U.S. product revenues totaled $241.9 million and $192.9 million for the three months ended June 30, 2012 and 2011, respectively. The $49.0 million increase in gross U.S. product revenues was due to: (i) price increases of 5.5% for CUBICIN in both July 2011 and January 2012, which resulted in $23.5 million of additional gross U.S. product revenues; (ii) an increase of approximately 8.0% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $15.3 million; and (iii) revenues related to the addition of ENTEREG to our product portfolio in December 2011.

Gross U.S. product revenues are offset by provisions for the three months ended June 30, 2012 and 2011, as follows:

	Three Months Ended June 30,
	2012	2011
	(in millions)
Gross U.S. product revenues	$241.9	$192.9
Provisions offsetting U.S. product revenues:
Contractual adjustments	(14.1)	(11.3)
Governmental rebates	(17.9)	(13.0)
Total provisions offsetting product revenues	(32.0)	(24.3)
U.S. product revenues, net	$209.9	$168.6

Contractual adjustments include pricing and early payment discounts extended to our external customers, as well as provisions for sales returns and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service, or 340B/PHS, and Federal Supply Schedule, or FSS, drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increases in chargebacks, Medicaid rebates, including the amount of rebates and the number of individuals eligible to participate in the Medicaid program, and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above.

International product revenues increased $3.6 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily related to an increase in product sold to Novartis AG, or Novartis, and MSD Japan, a wholly-owned subsidiary of Merck & Co., Inc., or Merck, for Novartis’ and MSD Japan’s distribution of CUBICIN in their respective territories.

Service Revenues

For the three months ended June 30, 2012, service revenues were $8.7 million. There were no service revenues for the three months ended June 30, 2011. Service revenues for the three months ended June 30, 2012, represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. and an additional $5.0 million recognized in June 2012 upon achieving an annual sales target. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to condensed consolidated financial statements for additional information.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended June 30,
	2012	2011	% Change
	(in millions)
Cost of product revenues	$58.9	$39.0	51%
Research and development	67.2	41.9	61%
Contingent consideration	2.7	81.8	-97%
Selling, general and administrative	40.2	38.3	5%
Total costs and expenses	$169.0	$201.0	-16%

Cost of Product Revenues

Cost of product revenues were $58.9 million and $39.0 million for the three months ended June 30, 2012 and 2011, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is primarily attributable to the increase of sales of CUBICIN, the addition of ENTEREG to our product portfolio and amortization expense of $4.6 million related to the ENTEREG intangible asset. Our gross margin for the three months ended June 30, 2012 and 2011, was 73% and 78%, respectively. The decrease in our gross margin percentage from the three months ended June 30, 2011, is primarily due to amortization expense related to the ENTEREG intangible asset and a write-off of $3.2 million for inventory that was deemed unsalable. We expect our gross margin percentage for the remainder of 2012 to be slightly lower than our gross margin percentage in 2011 due to amortization of ENTEREG assets.

Research and Development Expense

Research and development expense for the three months ended June 30, 2012 and 2011, consisted of the following:

	Three Months Ended June 30,
	2012	2011	% Change
	(in millions)
Internal and other development costs	$31.1	$24.4	27%
Third-party development costs	36.1	17.1	111%
Milestone and upfront payments	—	0.4	-100%
Total research and development	$67.2	$41.9	61%

The increase in research and development expenses for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is primarily due to an increase of $17.0 million in clinical trial expenses primarily related to CXA-201 and CB-315, an increase of $4.5 million in employee-related expenses due to additional headcount and an increase of $3.2 million in lab services and supplies primarily related to CXA-201 and CB-625.

Contingent Consideration Expense

Contingent consideration expense for the three months ended June 30, 2012 and 2011, represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009 and to Adolor’s former stockholders pursuant to our agreement to acquire Adolor in December 2011. Contingent consideration expense for the three months ended June 30, 2012, relates to the time value of money, as compared to contingent consideration expense for the three months ended June 30, 2011, which was primarily related to increases in the probabilities of success for achieving certain development milestones related to cIAI and cUTI.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is primarily due to an increase in consulting fees and employee-related expenses due to an increase in headcount.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Three Months Ended June 30,
	2012	2011	% Change
	(in millions)
Interest income	$0.7	$0.6	18%
Interest expense	(8.9)	(7.8)	15%
Other income (expense)	(3.1)	0.2	-2022%
Total other income (expense), net	$(11.3)	$(7.0)	62%

Interest Expense

The increase in interest expense for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily relates to the increase in debt discount amortization on our 2.50% convertible senior notes, or 2.50% Notes, and the cessation of capitalizing interest as a result of substantially completing construction at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden, in December 2011.

Interest expense is expected to decrease throughout the remainder of 2012, as compared to the same period in 2011, due to the repurchase of $74.7 million of our 2.25% Notes in June 2012. See Note G., “Debt,” in the accompany notes to condensed consolidated financial statements for additional information.

Other Income/Expense

Other expense for the three months ended June 30, 2012, increased from other income in the three months ended June 30, 2011, primarily due to a $3.3 million loss we recorded on the partial repurchase of our 2.25% Notes in June 2012. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provision (benefit) for the periods presented:

	Three Months Ended June 30,
	2012	2011
	(in millions, except percentages)

Effective tax rate	14.2%	33.8%
Provision (benefit) for income taxes	$7.1	$(10.5)

The effective tax rate of 14.2% for the three months ended June 30, 2012, differs from the effective tax rate for the three months ended June 30, 2011, and the U.S. federal statutory income tax rate of 35% primarily due to the resolution of uncertain state tax positions in the second quarter of 2012, resulting in the recognition of an $11.0 million income tax benefit, net, during the three months ended June 30, 2012. See Note L., “Income Taxes,” in the accompanying notes to condensed consolidated financial statements for additional information.

We expect our full year 2012 effective tax rate to be approximately 31% as a result of the income tax benefit recorded in the second quarter of 2012, which is not expected to reoccur.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Revenues

The following table sets forth net revenues for the periods presented:

	Six Months Ended June 30,
	2012	2011	% Change
	(in millions)
U.S. product revenues, net	$404.0	$322.3	25%
International product revenues	24.0	16.1	50%
Service revenues	12.4	—	N/A
Other revenues	1.9	1.0	82%
Total revenues, net	$442.3	$339.4	30%

Product Revenues, net

Cubist’s net U.S. product revenues included $384.9 million of sales of CUBICIN and $19.1 million of sales of ENTEREG for the six months ended June 30, 2012, as compared to $322.3 million of net U.S. product revenues from sales of CUBICIN for the six months ended June 30, 2011. We did not have any ENTEREG revenues for the six months ended June 30, 2011, because we had not yet acquired Adolor. Gross U.S. product revenues totaled $466.0 million and $367.4 million for the six months ended June 30, 2012 and 2011, respectively. The $98.6 million increase in gross U.S. product revenues was due to: (i) price increases of 5.5% for CUBICIN in both July 2011 and January 2012, which resulted in $45.2 million of additional gross U.S. product revenues; (ii) an increase of approximately 9.1% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $33.5 million; and (iii) revenues related to the addition of ENTEREG to our product portfolio in December 2011.

Gross U.S. product revenues are offset by provisions for the six months ended June 30, 2012 and 2011, as follows:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Gross U.S. product revenues	$466.0	$367.4
Provisions offsetting U.S. product revenues:
Contractual adjustments	(27.0)	(20.8)
Governmental rebates	(35.0)	(24.3)
Total provisions offsetting product revenues	(62.0)	(45.1)
U.S. product revenues, net	$404.0	$322.3

Contractual adjustments include pricing and early payment discounts extended to our external customers, as well as provisions for sales returns and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/PHS and FSS drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increases in chargebacks, Medicaid rebates, including the amount of rebates and the number of individuals eligible to participate in the Medicaid program, and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above.

International product revenues increased $8.0 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily related to an increase in product sold to Novartis and Merck’s subsidiary, MSD Japan, for their distribution of CUBICIN in their respective territories.

Service Revenues

For the six months ended June 30, 2012, service revenues were $12.3 million. There were no service revenues for the six months ended June 30, 2011. Service revenues for the six months ended June 30, 2012, represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. and an additional $5.0 million recognized in June 2012 upon achieving an annual sales target. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to condensed consolidated financial statements for additional information.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Six Months Ended June 30,
	2012	2011	% Change
	(in millions)
Cost of product revenues	$112.8	$75.6	49%
Research and development	118.4	82.3	44%
Contingent consideration	5.5	82.9	-93%
Selling, general and administrative	84.1	78.5	7%
Total costs and expenses	$320.8	$319.3	0%

Cost of Product Revenues

Cost of product revenues were $112.8 million and $75.6 million for the six months ended June 30, 2012 and 2011, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, is primarily attributable to the increase of sales of CUBICIN, the addition of ENTEREG to our product portfolio and amortization expense related to the ENTEREG intangible asset. Our gross margin for the six months ended June 30, 2012 and 2011, was 74% and 78%, respectively. The decrease in our gross margin percentage from the six months ended June 30, 2011, is primarily due to $9.2 million of amortization expense related to the ENTEREG intangible asset and a write-off of $4.4 million for inventory that was deemed unsalable.

Research and Development Expense

Research and development expense for the six months ended June 30, 2012 and 2011, consisted of the following:

	Six Months Ended June 30,
	2012	2011	% Change
	(in millions)
Internal and other development costs	$60.1	$47.9	25%
Third-party development costs	58.3	33.8	72%
Milestone and upfront payments	—	0.6	-99%
Total research and development	$118.4	$82.3	44%

The increase in research and development expenses for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, is primarily due to: (i) an increase of $20.1 million in clinical trial expenses primarily related to CXA-201, CB-315 and CUBICIN; (ii) an increase of $9.4 million in employee-related expenses due to additional headcount; (iii) an increase of $4.8 million in lab services and supplies primarily related to CXA-201 and CB-625; and (iv) an increase of $4.2 million in manufacturing process development expenses to support the clinical trials of CXA-201 and CB-315.

Contingent Consideration Expense

Contingent consideration expense for the six months ended June 30, 2012 and 2011, represents the change in the fair value of the contingent consideration liability. Contingent consideration expense for the six months ended June 30, 2012, relates to the time value of money, as compared to contingent consideration expense for the six months ended June 30, 2011, which was primarily related to increases in the probabilities of success for achieving certain development milestones related to cIAI and cUTI.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, is primarily due to an increase of $6.3 million in consulting fees and employee-related expenses due to an increase in headcount. This was partially offset by a decrease of $2.1 million in legal expenses primarily related to the settlement of the patent infringement litigation with Teva Parenteral Medicines Inc., or Teva, and its affiliates in April 2011.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Six Months Ended June 30,
	2012	2011	% Change
	(in millions)
Interest income	$1.4	$1.4	1%
Interest expense	(17.9)	(15.7)	14%
Other income (expense)	(3.3)	0.5	-716%
Total other income (expense), net	$(19.8)	$(13.8)	44%

Interest Expense

The increase in interest expense for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily relates to the increase in debt discount amortization on our 2.50% Notes and the cessation of capitalizing interest as a result of substantially completing construction at 65 Hayden in December 2011.

Other income/expense

Other expense for the six months ended June 30, 2012, increased from other income in the six months ended June 30, 2011, primarily due to a $3.3 million loss we recorded on the partial repurchase of our 2.25% Notes in June 2012. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(in millions, except percentages)

Effective tax rate	25.3%	68.9%
Provision for income taxes	$25.8	$4.4

The effective tax rate of 25.3% for the six months ended June 30, 2012, decreased from the effective tax rate for the six months ended June 30, 2011, primarily due to the impact of non-deductible contingent consideration expense in the second quarter of 2011, as well as the resolution of uncertain state tax positions in the second quarter of 2012, resulting in the recognition of an $11.0 million income tax benefit, net, during the six months ended June 30, 2012. See Note L., “Income Taxes,” in the accompanying notes to condensed consolidated financial statements for additional information.

The effective tax rate for the six months ended June 30, 2012, differs from the U.S. federal statutory income tax rate of 35.0%, primarily due to the income tax benefit recorded during the second quarter of 2012 as a result of the resolution of our uncertain tax positions, as discussed above.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt obligations, including our 2.25% Notes, which become due in June 2013. We fund our cash requirements primarily through sales of CUBICIN and ENTEREG and equity and debt financings. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, particularly CXA-201, CB-315 and CB-5945, investments in other product opportunities and our business development activities.

A summary of our cash, cash equivalents, investments and certain financial obligations is summarized as follows:

	June 30,	December 31,
	2012	2011
	(in millions)
Cash and cash equivalents	$134.7	$197.6
Short-term investments	676.5	670.1
Long-term investments	43.2	—
Total	$854.4	$867.7

Short-term 2.25% Notes outstanding principal	$34.5	$—
Long-term 2.50% Notes outstanding principal	450.0	559.2
Payable to Glaxo Group Limited	22.5	22.5
Total	$507.0	$581.7

Based on our current business plan, we believe that our available cash, cash equivalents, investments and projected cash flows from revenues will be sufficient to fund our operating expenses, debt obligations, contingent payments under our license, collaboration and merger agreements and capital requirements for the foreseeable future. Certain economic or strategic factors may require that we seek to raise additional cash by selling debt or equity securities. However, such funds may not be available when needed, or we may not be able to obtain funding on favorable terms, or at all, particularly if the credit and financial markets are constrained at the time we require funding.

Investments

We invest in bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. See Note A., “Basis of Presentation and Accounting Policies” and Note B., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Borrowings and Other Liabilities

We have convertible debt outstanding as of June 30, 2012, related to our 2.50% Notes, due November 2017, and our 2.25% Notes, due June 2013. Both debt instruments are convertible into common stock upon satisfaction of certain conditions and require semi-annual interest payments.  In June 2012, we repurchased $74.7 million of our 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt, which we funded from our existing cash balances. We expect to repay the remaining outstanding amount of our 2.25% Notes in June 2013 using our available cash balances. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

As a result of the acquisition of Adolor, we assumed an obligation to pay Glaxo Group Limited, or Glaxo, annual payments aggregating to $22.5 million. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

We also had a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes that we terminated in June 2012. There were no outstanding borrowings under the credit facility as of December 31, 2011.

Repurchases of Common Stock, Convertible Subordinated Notes or Convertible Senior Notes Outstanding

From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or repurchase or redeem our outstanding 2.25% Notes and 2.50% Notes pursuant to the terms of the convertible notes, in privately-negotiated transactions, publicly-announced programs or otherwise. During the second quarter of 2012, our Board of Directors authorized us to repurchase $74.7 million of original principal amount of our 2.25% Notes, in privately-negotiated transactions. If and when our Board of Directors should determine to authorize any such action again, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Cubist and its stockholders. Any such repurchases or redemptions could deplete some of our cash resources.

Cash Flows

Our net cash flows are as follows:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Net cash provided by operating activities	$67.1	$92.3
Net cash used in investing activities	$(65.6)	$(133.1)
Net cash (used in) provided by financing activities	$(64.5)	$37.8

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012, was $67.1 million, as compared to $92.3 million for the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2012, was impacted by a $26.9 million premium paid to partially extinguish our 2.25% Notes and a milestone payment to Calixa’s former stockholders in January 2012 as a result of first patient enrollment in Phase 3 clinical trials for cIAI in 2011, of which $17.4 million was included within net cash provided by operating activities, as it relates to the amount of the milestone payment in excess of its acquisition-date fair value. Net cash provided by operating activities was also impacted by: (i) a $20.8 million decrease in the change in prepaid assets for the six months ended June 30, 2012, as compared to the six months ended June, 2011, which is primarily due to prepaid income taxes recorded in 2011; and (ii) a $21.7 million decrease in the change in accounts payable and accrued liabilities for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, which is primarily due to increases in payments of annual performance-based bonuses and restructuring payments related to the acquisition of Adolor, as discussed below.

In connection with our acquisition of Adolor, we committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement for Adolor’s operating lease for its facility in Exton, Pennsylvania. We incurred charges of $9.3 million in the fourth quarter of 2011 related to these activities. We paid $5.3 million in employee-related severance and $1.2 million to terminate Adolor’s operating lease during the six months ended June 30, 2012. The remaining severance payments will be made through the first half of 2013 using our existing cash balances.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012, was $65.6 million, as compared to $133.1 million for the six months ended June 30, 2011. Net cash used in investing activities for the six months ended June 30, 2012, primarily consisted of $53.5 million of net purchases of investments and $12.1 million of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2011, primarily consisted of $107.4 million of net purchases of investments and $25.7 million of purchases of property and equipment primarily related to costs incurred for the expansion of our facility at 65 Hayden.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012, was $64.5 million, as compared to net cash provided by financing activities of $37.8 million for the six months ended June 30, 2011. Net cash used in financing activities for the six months ended June 30, 2012, included the repurchase of $74.7 million in aggregate principal of our 2.25% Notes, as discussed above, and a milestone payment to Calixa’s former stockholders in January 2012 as a result of first patient enrollment in Phase 3 clinical trials for cIAI in 2011, of which the acquisition-date fair value of $12.6 million was included within net cash used in financing activities. This was partially offset by $17.3 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $5.5 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. Net cash provided by financing activities for the six months ended June 30, 2011, included $25.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $12.0 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards.

Commitments and Contingencies

Legal Proceedings

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN, and in May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. In March 2012, we filed a patent infringement lawsuit against Hospira in response to the ANDA filing, and in July 2012, we filed a new complaint against Hospira in response to Hospira’s amendment to its ANDA filing. See the “Overview” section within this MD&A for additional information.

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

Contingent Consideration

Adolor

If certain regulatory milestones, sales milestones or a combination of both are achieved, with respect to CB-5945, we have committed, under the terms of the merger agreement pursuant to which we acquired Adolor in December 2011, to make future payments to the former stockholders of Adolor. We granted non-transferable CPRs to the former stockholders of Adolor, which represent the right to receive additional payments above the upfront purchase price, up to a maximum amount of $4.50 for each share owned by Adolor’s former stockholders upon achievement of such milestones. The aggregate, undiscounted additional amount that Cubist could pay under the merger agreement ranges from zero to approximately $233.8 million.

Calixa

If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate a novel anti-pseudomonal cephalosporin, CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. First patient enrollment in Phase 3 clinical trials for cIAI triggered a $30.0 million milestone payment that we made to the former stockholders of Calixa in January 2012. We may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa, including a $40.0 million milestone payment expected to be triggered in the second half of 2012 related to first patient enrollment in a Phase 3 clinical trial for VABP.

In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of June 30, 2012 and December 31, 2011, the contingent consideration related to the Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Contractual Obligations

Other than the repurchase of $74.7 million of our 2.25% Notes in June 2012, as discussed in the “Liquidity and Capital Resources” section within this MD&A, our contractual obligations have not materially changed since February 27, 2012, the date we filed our 2011 Form 10-K. For more information on our contractual obligations, refer to our 2011 Form 10-K.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. A company will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public company’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect the adoption to have any impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2011. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K.

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.6 million on our fixed-rate investments as of June 30, 2012. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

As of June 30, 2012, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $45.5 million and $648.3 million, respectively. As of December 31, 2011, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $146.6 million and $675.6 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes and our 2.50% Notes would decrease by approximately $0.1 million and $4.0 million, respectively, as of June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•                  the ability to maintain and enforce U.S. and foreign patent protection for CUBICIN, including in the face of challenges, such as Hospira’s submission of an ANDA, and an amendment thereto, to the FDA seeking approval to market a generic version of CUBICIN and asserting that each claim in our Orange Book-listed patents protecting CUBICIN in the U.S. is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA, as amended;

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

•                  our reliance on third-party manufacturers, including our single source provider of the active pharmaceutical ingredient, or API, for CUBICIN and our two finished drug product suppliers (one of which is an affiliate of Hospira, the company that recently submitted an ANDA to the FDA, seeking to market its own generic version of CUBICIN), to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with current Good Manufacturing Practices, or cGMPs, and other requirements of the regulatory approvals for CUBICIN and to do so in accordance with a schedule to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners and to do so at an acceptable cost;

•                  the reimbursement policies of government and third-party payors;

•                  the level and scope of rebates, discounts, fees and other payments that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the 340B/PHS drug pricing program;

•                  future legislative and policy changes in the U.S. and other jurisdictions where CUBICIN is sold, including any additional U.S. health care reform legislation, changes to the existing health care reform enacted in March 2010 under the Affordable Care Act, or health care reform, price controls or taxes on pharmaceutical sales, or adoption of a generic drug user fee act that would provide additional revenue to reduce the review time for ANDAs;

•                  maintaining the level of fees and discounts payable to distributors and wholesalers who distribute CUBICIN at the same or similar levels;

•                  the cost containment efforts of hospitals, particularly with respect to CUBICIN, which often represents the top antibiotic expense for hospital pharmacies and is a significant cost to them; and

•                  our ability to continue to successfully sell CUBICIN, begin selling ENTEREG and co-promote DIFICID in the U.S. using the same sales force, which, prior to this year, had never commercialized three products at the same time.

We market and sell CUBICIN in the U.S. through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, could impact our ability to effectively sell and market CUBICIN and ENTEREG and co-promote DIFICID.

As of June 30, 2012, CUBICIN had been approved or received an import license in more than 70 countries outside of the U.S. and is commercially available in more than 50 countries, including countries in the EU. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

Beginning with our acquisition of Adolor in December 2011, we are also generating revenues from our sales of ENTEREG in the U.S., although such revenues are anticipated to be much lower than our CUBICIN revenues.  Our ability to successfully sell ENTEREG depends on many of the same factors listed above that may impact our sales of CUBICIN, but as they relate to ENTEREG, including a potential ANDA challenge (see the next risk factor for additional information) and the following additional risks:

•                  Prior to this year, our sales force had never sold ENTEREG before or any product for the indication for which ENTEREG is approved, bowel resection surgery with primary anastomosis;

•                  ENTEREG and our OIC product candidates are peripherally-acting mu-opioid receptor antagonists intended to mitigate the GI side effects associated with acute postoperative or chronic (long-term) opioid pain management. If the use of drugs or techniques that reduce the requirement for opioid analgesics becomes more widespread, the market for ENTEREG and our OIC product candidates would decrease. For example, postoperative use of non-opioid analgesics (e.g. non-steroidal anti-inflammatory drugs such as parenteral acetaminophen) may reduce total opioid requirements. Novel analgesics which target other opioid receptor subtypes, non-opioid receptors or pain pathways are under development that may, if approved, compete with mu-opioid analgesics for acute or chronic pain management. If these analgesics significantly reduce the use of more traditional opioid analgesics, it would have a negative impact on the potential market for ENTEREG and our OIC product candidates; and

•                  ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy, or REMS, and the product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients, consistent with the approved indication. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the Entereg Access Support and Education, or E.A.S.E.® program. If we were to provide ENTEREG to a hospital that is not enrolled in the E.A.S.E. program, we could face sanctions from the FDA.

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

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. Each of these patents is listed in the Orange Book. Both notice letters further stated that Hospira is asserting that each claim in the referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA, as amended. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. The complaints, which were both filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic version of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the 30-month period or otherwise shortens the 30-month period. Until this is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in the litigation, whether appealable or not, would likely cause our stock price to decline. Any final unappealable adverse result in the litigation would likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us or if there are no longer any unexpired patents listed in the FDA’s Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019 (6,468,967 and 6,852,689), and the third is due to expire on June 15, 2016 (RE39,071). Since the settlement with Teva, we have listed the following patents in the Orange Book under our NDA covering CUBICIN:

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

ENTEREG Patents.  ENTEREG is protected by four U.S. patents listed in the Orange Book. Two of these, U.S. Patent Nos. 5,250,542 and 5,434,171, are licensed to our wholly-owned subsidiary, Adolor, from Eli Lilly. U.S. Patent No. 5,250,542 covers the alvimopan compound in ENTEREG and methods for binding a peripheral opioid receptor and expires on March 29, 2016, including a five-year patent term extension from the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 5,434,171 covers the formulation of alvimopan in ENTEREG and methods for binding a peripheral opioid receptor, and expires on December 8, 2013. The other two U.S. patents listed in the Orange Book, U.S. Patent Nos. 6,469,030 and 8,112,290, are both owned by Adolor. U.S. Patent No. 6,469,030 claims the use of ENTEREG in methods for treating or preventing ileus and expires November 29, 2020, and U.S. Patent No. 8,112,290, expiring July 31, 2030, covers certain methods of treating patients in hospitals with ENTEREG within the E.A.S.E. program.

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

General Proprietary Rights.  Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN and U.S. patent protection for ENTEREG, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges. For our products and drug candidates where we cooperate with a partner or collaborator to enforce and defend the proprietary rights, such as CXA-201, CB-5945, ENTEREG and CB-625, our commercial success will depend in part on such partners or collaborators doing the same.

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

•                  third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and

•                  the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners’ patent applications may result in patents with narrower coverage than we desire or have planned for.

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

CUBICIN and ENTEREG.  We rely on third parties to manufacture API and finished drug product for CUBICIN and ENTEREG. We contract with ACS Dobfar SpA, or ACSD, to manufacture and supply us with CUBICIN API for commercial purposes in the U.S. and in order to allow us to fulfill our obligations to supply our international CUBICIN partners. ACSD is our sole provider of our commercial supply of CUBICIN API worldwide. Our CUBICIN API must be stored in a temperature-controlled environment. ACSD currently stores some CUBICIN API at its facilities in Italy. In order to offset the risk of a single-source API supplier, we currently hold a supply of safety stock of API, in addition to what is stored at ACSD, at the Integrated Commercialization Solutions, or ICS, warehouse/distribution center in Kentucky. Any disaster at the facilities at ACSD or ICS where we hold this safety stock, such as a fire or loss of power, that causes a loss of this safety stock would heighten the risk that we face, especially from having only one supplier of API for CUBICIN. ACSD recently completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility to increase production capacity, so we have only been receiving product from the updated facility for a short period of time. We cannot be certain that production from the updated facility will continue to go smoothly or that the updated facility will be able to produce CUBICIN API in the volumes that we anticipated from this expansion. For ENTEREG, we rely on two suppliers who are approved to manufacture and supply us with ENTEREG API for commercial purposes in the U.S.

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

If our API and finished product manufacturers (in particular, ACSD because they are our sole CUBICIN API supplier), experience any significant difficulties in their respective manufacturing processes, including any difficulties with their raw materials or supplies, any delays in obtaining any necessary regulatory approvals in connection with changes to their respective manufacturing processes, or if they have significant problems with their businesses, including lack of capacity, whether as a result of constrained credit and financial markets or otherwise, if they experience staffing difficulties or slow-downs in their systems, including extended periods where any of these manufacturers may need to shut down their facilities for scheduled maintenance or otherwise, if they are unable to successfully manufacture CUBICIN or ENTEREG API or finished drug product in accordance with cGMPs and the specified procedures mandated by regulatory requirements or if they experience any errors or inconsistencies in their testing and release of our product that is intended to ensure the product meets cGMPs, specifications and such procedures, if they fail, for any other reason, including because of competing demands from other customers, to deliver CUBICIN or ENTEREG API or finished drug product to us in order to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners, or if our relationship with any of these manufacturers terminates, we could experience significant interruptions in the supply of CUBICIN or ENTEREG. Any such supply interruptions could impair our ability to supply CUBICIN or ENTEREG at levels to meet U.S. market demand or to satisfy our contractual obligations to supply our international CUBICIN partners, which could, particularly with respect to U.S. sales of CUBICIN, have a material adverse effect on our results of operations and financial condition. Because of the significant U.S. and international regulatory requirements that we would need to satisfy in order to qualify a new API or finished drug product supplier, we could experience significant interruptions in the supply of CUBICIN or ENTEREG if we needed to transfer the manufacture of CUBICIN or ENTEREG API or the finished drug product to one or more other suppliers in an effort to address these or any other difficulties with our current suppliers.

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

Other Products and Product Candidates.  Under our agreement with Optimer for DIFICID, we do not have the rights to manufacture and supply DIFICID ourselves. Any interruption in supply of DIFICID would likely cause us to fail to generate the revenues that we expect from our co-promotion of DIFICID. In addition, if the third-party suppliers of our pipeline products fail to supply us with sufficient quantities of bulk or finished products to meet our development needs, our development of these products could be stopped, delayed or impeded.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger and globally-distributed research and development staffs, larger and more experienced sales and marketing organizations, and greater manufacturing capabilities. Our competitors may develop, acquire or license on an exclusive basis technologies and drug products that are safer, easier to administer, more effective, or less costly than CUBICIN, ENTEREG or any drug candidate that we may have or develop, which could render our technology obsolete and noncompetitive. If price competition inhibits the continued acceptance of CUBICIN, if physicians prefer other drug products over CUBICIN, or if physicians switch to new drug products or choose to reserve CUBICIN for use in limited circumstances, our financial condition and results of operations would be negatively impacted.

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox®, marketed by Pfizer, Inc., or Pfizer; Synercid®, marketed by King Pharmaceuticals, Inc., which is now a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIV™ (telavancin), which is being marketed by Theravance, Inc.; and Teflaro®, which is being marketed by Forest Laboratories, Inc. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for approximately 70% of sales, based on days of therapy, in this market.

In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN, marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN if Hospira’s ANDA is ultimately approved or its generic version of CUBICIN otherwise comes to market or if a third party files an ANDA that is ultimately approved or otherwise comes to market. CUBICIN also may face competition in the future from drug candidates currently in clinical development as treatments for cSSSI. These include oritavancin, which is being developed by The Medicines Company, tedizolid phosphate, which is being developed by Trius Therapeutics, Inc., dalbavancin, which is being developed by Duranta Therapeutics and ceftobiprole, which is being developed by Basilea Pharmaceutica AG.

Currently, ENTEREG is the only FDA-approved product indicated for the acceleration of GI recovery following bowel resection surgery. There are other products in various stages of clinical development for this condition. For example, we are aware of molecules in development by Helsinn Therapeutics and other companies that could compete with ENTEREG at some point in the future.

DIFICID faces competition in the U.S. from other commercially available drugs for the treatment of CDAD, such as Vancocin® (oral vancomycin), marketed by ViroPharma Incorporated, which is also available in an inexpensive generic form, as well as Flagyl® (metronidazole), marketed by Pfizer and Sanofi-Aventis, which is also available in an inexpensive generic form.

Any inability on our part to compete with current or subsequently-introduced drug products, particularly with respect to CUBICIN, would have a material adverse impact on our results of operations.

We need to manage our growth and the increased breadth of our activities effectively, and the ways that we have chosen, or may choose, to manage this growth may expose us to additional risk.

We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, which we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials. We are now selling two products on our own, co-promoting a third product in the U.S. and have three late-stage product candidates. As a result, our expanded breadth of activities has been and is expected to continue taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, including the integration of our recently consummated acquisition of Adolor, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

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

If we are unable to discover or acquire additional promising candidates or to develop successfully the candidates we have, we will not be able to implement our business strategy. Even if we succeed in discovering or acquiring drug candidates, there can be no assurance that we will be successful in developing them or any of our current candidates, particularly in new therapeutic areas in which we may have little or no direct development experience, and achieve approval for use in humans, that they can be manufactured economically, that they can be successfully commercialized or that they will be widely accepted in the marketplace. Because of the long development timelines and the fact that most drug candidates that make it into clinical development are not ultimately approved for commercialization, none of the drug candidates that we currently are developing are expected to generate revenues until 2015 at the earliest, if at all. If we are unable to bring any of our current or future drug candidates to market or to acquire or obtain other rights to any additional marketed drug products, this could have a material adverse effect on our long-term business, operating results and financial condition, and our ability to create long-term shareholder value may be limited.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on synergies between the acquiror and acquiree.  If we are unable to realize such synergies, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we acquire through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets are constrained at the time we require funding. Furthermore, there is the risk that our valuation of an acquired product or business may turn out to be erroneous or inappropriate and thereby cause us to have overvalued an acquisition target. In addition, the accounting effect of the acquisition may be different than what we had anticipated. We also may have to adjust certain aspects of the accounting for acquisitions, such as goodwill, IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

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

The FDA and other competent authorities worldwide may change their approval requirements or policies for antibiotics or other products, or apply interpretations to their requirements or policies, in a manner that could increase development costs or delay or prevent commercialization of our antibiotic or other product candidates.

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

In October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommended that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. In November 2008, an FDA Anti-Infective Drugs Advisory Committee, or AIDAC, concluded that non-inferiority trials are acceptable for cSSSI indications and that a 10% non-inferiority margin may be acceptable if certain abscess types of cSSSI infections are excluded and the antibiotic provides safety, cost or antimicrobial benefits. In August 2010, the FDA issued draft guidance on drug development for acute bacterial skin and skin structure infections, or ABSSSI, in which the agency confirmed that non-inferiority trials are acceptable to support serious skin infection indications but did not specify what non-inferiority margin should be used. In October 2010, the FDA approved Teflaro for treatment of ABSSSI based on a pre-specified non-inferiority margin of 10% against standard therapy in the product’s Phase 3 clinical studies. Although this approval may provide some indication of the FDA’s approach, the lack of clear guidance from the FDA concerning the appropriate non-inferiority margin and, more particularly, to which study end point this should be applied, has created uncertainty about the standards for approval of antibiotics in the U.S. In November 2010, the FDA also issued final guidance on the use of non-inferiority trials to support the approval of antibacterial drugs. Although this guidance provides no further information on the acceptable range of non-inferiority margins, the FDA suggests that, in light of the final guidance, companies should re-evaluate non-inferiority study protocols previously reviewed.

In March 2012, the FDA released draft guidance for cUTI and is considering updating its guidance for cIAI. In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as HABP and VABP). Our plan is to seek approval for CXA-201 for the treatment of cUTI, cIAI, HABP and VABP in the U.S. and EU. Based on recommendations at a recent AIDAC, in March 2012 we discussed with the FDA our proposed study design, required in order to seek approval for HABP and VABP in the U.S. Based on this discussion, our VABP study that we are designing for U.S. approval for HABP and VABP appears to be viable, and we plan to start this study later in 2012.

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

Mu-Opioid Products.  There is currently no formal FDA guidance relevant to our mu-opioid antagonist product candidate, CB-5945, which we are developing for the treatment of chronic OIC. Given the lack of formal guidance, we will need to agree with the FDA on the appropriate clinical trials required for approval in the U.S. We may not be able to agree upon a viable Phase 3 trial design in order to seek approval in the U.S. In addition, the FDA or regulatory agencies in other countries may change the requirements for approval of mu-opioid antagonists in the U.S. or such other countries, and/or may impose more stringent requirements, which would increase our development costs and could delay or prevent commercialization of CB-5945. For these reasons, we also cannot be sure that the FDA will approve our sNDA seeking label expansion for the use of ENTEREG to accelerate the time to upper and lower GI recovery in patients undergoing radical cystectomy, which we plan to submit to the FDA by the end of 2012.

We have collaborative and other similar types of relationships that expose us to a number of risks.

We have entered into, and anticipate continuing to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies, including a Novartis subsidiary, AstraZeneca AB and a Merck subsidiary, to develop and commercialize CUBICIN outside the U.S.; we have a collaboration with Optimer to co-promote DIFICID in the U.S.; we have a collaboration with Hydra

Biosciences, Inc. to develop compounds that target the human Transient Receptor Potential Ankyrin repeat 1 receptor, which is believed to have an important role in pain management; and we have collaborations with respect to certain of our pre-clinical candidates. Collaborations such as these are necessary for us to research, develop, and commercialize drug candidates.

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

•                  in situations where we and our collaborator are sharing the costs of development, our collaborators may not have the funds to contribute their share of the costs of the collaboration;

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, commercial terms, the level of efforts being utilized to develop or commercialize product candidates that are the subject of a particular collaboration, or the preferred course of development or commercialization strategy might cause delays or termination of the research, development or commercialization of drug candidates or products that we are marketing, such as DIFICID, may lead to additional responsibilities with respect to drug candidates or marketed products, or result in litigation or arbitration, any of which would be time-consuming and expensive and could cause disruptions in the collaborative nature of these relationships, which could impede the success of our endeavors;

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

In October 2010, we closed the issuance of $450.0 million aggregate principal amount of our 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately-negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of our 2.25% Notes. In June 2012, we repurchased, in privately-negotiated transactions, $74.7 million of the principal amount of our 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $109.2 million to $34.5 million, at an average price of approximately $136.07 per $100 par value of debt. Despite the net proceeds that we realized from the offering of the 2.50% Notes, we may be required to seek additional funds in the future due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased, redeemed or converted earlier, the remaining $34.5 million aggregate principal amount of the 2.25% Notes will become due in June 2013 and the $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. We have no committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our stockholders or us, particularly if the credit and financial markets are constrained at the time we require funding.

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

Our annual debt service obligations on our outstanding 2.25% Notes, after taking into account our repurchase of approximately $74.7 million of the principal amount of such notes in June 2012, are approximately $0.7 million in interest payments during the remaining term of the 2.25% Notes, and our annual debt service obligations on our 2.50% Notes are approximately $11.3 million per year in interest payments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We may also be forced to obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights to CUBICIN or our product candidates in certain markets or grant licenses on terms that are not favorable to us. If we fail to obtain additional capital when we need it, we will not be able to execute our current business plan successfully.

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal and state net operating loss carryforwards.

We are subject to federal and state income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as “book tax”). These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock-based compensation, the accounting for business combinations, including accounting for contingent consideration, changes in tax laws and rates, the tax impact of existing or future health care reform legislation, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could affect our results of operations, including our net income. The effect on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

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

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA, seeking approval to market a generic version of CUBICIN. In May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA to include U.S. Patent No. 8,129,342, which expires on November 28, 2020. In March 2012, we filed a patent infringement lawsuit against Hospira in response to the ANDA filing, and in July 2012, we filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. For additional information regarding the ANDA filing and related patent litigation, see the risk factor above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights. An adverse outcome in any patent litigation, including any litigation with Hospira, or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this “Risk Factors” section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, our stock price may decline. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources.

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

In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesale price. An increasing number of payors are instead adopting reimbursement based on new measures, such as average sales price, average manufacturer price and Actual Acquisition Cost, or AAC. The existing data for reimbursement based on these metrics is relatively limited. However, Medicaid programs for three states (Alabama, Oregon, and California) have instituted AAC approaches for Medicaid pharmacy reimbursement on some or all drugs, with reimbursement rates based on monthly surveys of pharmacies in each respective state. In addition, the Centers for Medicare and Medicaid Services has begun conducting monthly national surveys of pharmacies to develop National Average Drug Acquisition Cost, or NADAC, data, and has issued for comment a proposed methodology for those surveys. Use of NADAC data is not required, but its availability could serve as a stimulus for growth of AAC usage by state Medicaid programs, which could either directly adopt it, or use it as a template to develop their own, state-specific AAC approaches.  The future implications of national reimbursement data based on a particular survey being used in specific states for all types of drugs and all classes of pharmacies is difficult to predict but could result in lower levels of reimbursement for our products. In addition, it will be difficult to predict the impact of all these evolving reimbursement mechanics on the willingness of payors to cover CUBICIN or ENTEREG and the willingness of providers to purchase it.

Third-party payors, including the U.S. government and the governments of other countries, are increasingly challenging the prices charged for and the cost-effectiveness of medical products, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and other countries and the concurrent growth of organizations such as MCOs, as well as the implementation of health care reform, including the creation of accountable care organizations, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Finally, outside the U.S., certain countries, including some countries in the EU, set prices as part of the regulatory process concerning pricing and reimbursement with limited participation in the process by marketing authorization holders. We cannot be sure that such prices will be acceptable to us or our collaborators. Such prices may negatively impact our revenues from sales by us or our collaborators in those countries. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Major proposed or actual price reductions for branded pharmaceuticals that occurred during 2010 and 2011 in Germany, Italy, Spain, France, and Greece are still in effect. Further, an increasing number of EU countries use drug prices from other EU Member States as “reference prices” to help determine pricing in their own countries. Consequently, a downward trend in drug prices for some countries could contribute to similar occurrences elsewhere. In addition, the current budgetary difficulties faced by a number of EU Member States, including Greece and Spain, has led to substantial delays in payment and payment partially with government bonds rather than cash by regulatory authorities for medicinal products supplied by manufacturers and distributors.

In another international trend, various countries also are investigating completely new drug reimbursement methodologies, under which prices would be set largely on the basis of assumptions on a drug’s pharmaco-economic value. For example, in 2010 the United Kingdom, or UK, announced that, by 2014, it will begin determining reimbursement rates for new drug products based in large part on an assessment of the overall value of each drug’s benefits. In 2012, the UK has reaffirmed its intention to implement this approach within their announced timing. The impact on reimbursement for CUBICIN, or any future drug product we may market in such countries, incremental resources needed to manage submissions in such a regulatory environment and the potential for other countries adopting similar approaches are difficult to predict at this time.

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

Some of the drug candidates that we are developing are in the pre-clinical stage. In order for a drug candidate to move from this stage to human clinical trials, we must submit an Investigational New Drug Application, or IND, to the FDA or a similar document to competent health authorities outside the U.S. The FDA and other countries’ authorities will allow us to begin clinical trials under an IND or similar document in other countries only if we demonstrate in our submission that the potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we did not have the requisite data to file for an IND or similar document and proceed with clinical trials, and this likely will happen again in the future.

Once a drug candidate enters human clinical trials, the trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies (e.g., Institutional Review Boards, or IRBs, and/or Independent Ethics Committees, or IECs). There may be delays in preparing protocols or receiving approval for them that may delay either or both the start and the finish of the clinical trials. Feedback from regulatory authorities, IRBs, IECs, or safety monitoring boards or results from earlier stage and/or concurrent clinical studies might require modifications or delays in later stage clinical trials or could cause a termination or suspension of an entire drug development program. These types of delays or suspensions can result in increased development costs, delays in marketing approvals, and/or abandoning future development activities. Furthermore, there are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

•                  unforeseen safety issues or findings of an unacceptable safety profile, including potential safety signals identified by regulatory agencies in competing clinical trials by other parties evaluating compounds within the same or related drug classes as the drug candidates we are developing, which could have broader impact on our development plans;

•                  findings of an unacceptable risk-benefit profile as a result of analyses conducted during the course or upon completion of ongoing clinical trials or other types of adverse events that occur in clinical trials that are disproportionate to statistical expectations;

•                  inadequate efficacy observed in the clinical trials;

•                  the rate of patient enrollment, including limited availability of patients who meet the criteria for certain clinical trials or inability to enroll patients, including limited availability or inability to enroll resulting from competing clinical trials by other parties evaluating compounds within the same or related drug classes as the drug candidates we are developing, which could impact enrollment rates based on competition at overlapping study sites and delay completion of a competing clinical study sponsored by Cubist;

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

Regulatory Product Approvals.  We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN and ENTEREG. In territories around the world where CUBICIN is not already approved, our international collaborators have submitted or plan to submit applications for approvals to market CUBICIN. However, we cannot be certain that any regulatory authority will approve these or any future submissions on a timely basis or at all. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the Phase 3 clinical trials of many product candidates include health economics and outcomes research, or HEOR, endpoints or protocols, which may result in trials being prolonged so that the requisite HEOR data can be gathered and may result in unfavorable HEOR data, which could impact the product’s approval, reimbursement or success in the marketplace.

Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with such authority’s standards. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. The results of our clinical testing of a drug candidate may cause us to suspend, terminate or redesign our clinical testing program for that drug candidate. We cannot be sure when we, independently or with our collaborators, might be in a position to submit additional drug candidates for regulatory review. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated, even if other studies or trials relating to the program are successful. In addition, data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval and even could affect the commercial success of a product that is already on the market based on earlier trials, such as CUBICIN or ENTEREG. Moreover, recent events, including complications experienced by patients taking FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress or foreign legislatures and increased caution by the FDA and comparable foreign regulatory authorities in reviewing applications for approval of new drugs. In summary, we cannot be sure that regulatory approval will be granted for drug candidates that we submit for regulatory review. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain these approvals. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a drug candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA’s or any foreign regulatory authority’s response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed as well as additional post-approval requirements. Our commercialization of an approved drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA, or an equivalent competent authority of another country, may determine that a REMS is necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug.

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

The ENTEREG product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients. The REMS and the boxed warning may make it more difficult to market and sell ENTEREG. We are not permitted to sell ENTEREG to hospitals that do not register in the E.A.S.E. program as part of the REMS. Hospitals may be unwilling or unable to comply with the requirements for registration in the E.A.S.E. program. Complying with the requirements of the REMS can be costly and time-consuming for us and could adversely affect our financial performance.  Failure to comply with the requirements of the approved REMS can render the drug misbranded, and a violation of a REMS requirement is subject to civil penalties.

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

Failure to comply with manufacturing and other post-approval state or federal U.S. law, or similar laws of other countries, including laws that prohibit certain payments to health care professionals or inappropriate promotion and marketing activities, and/or require reports with respect to the payments and marketing efforts with respect to health care professionals or patients, or any regulations of the FDA and other regulatory agencies can, among other things, result in fines, increased compliance expense, denial or withdrawal of regulatory approvals, product recalls or seizures, forced discontinuance of or changes to important promotion and marketing campaigns, operating restrictions, consent decrees, corporate integrity agreements and criminal prosecution and sanctions. Later discovery of previously unknown problems with a drug product, manufacturer or facility may result in restrictions on the drug product, us or our manufacturing facilities, including withdrawal of the drug product from the market. The cost of compliance with pre- and post-approval regulations may have a negative effect on our operating results and financial condition.

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

We are required to submit certain pricing data to the federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition (i) to the availability of federal funds to pay for our products under Medicaid and Medicare Part B and (ii) to procurement of our products by the U.S. Department of Veterans Affairs, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the possibility of error always exists. This creates the potential for exposure under the false claims laws, because fraudulent intent is not a necessary condition for prosecution under those laws. If our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could face substantial liability.

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

Employment and Human Resources.  The laws and regulations applicable to our relationships with our employees and contractors are complex, extensive and fluid and are subject to evolving interpretations by regulatory and judicial authorities. The failure to comply with these laws and regulations could result in significant damages, orders and/or fines and therefore could adversely affect our business and results of operations. An adverse result in any significant employment litigation against us could result in significant damages to us and could have a material adverse effect on our business and results of operations.

Credit and financial market conditions may exacerbate certain risks affecting our business.

Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other health care providers. As a result of adverse global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, income and cash flow. In addition, we rely upon third parties for many aspects of our business, including our collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations and manufacturers, and third-party suppliers. Because of the tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

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

•                  an adverse result in the litigation against Hospira to defend and/or assert our patents in connection with Hospira’s February 2012 notification to us that it had submitted an ANDA, and thereafter an amendment to the ANDA, to the FDA for approval to market a generic version of CUBICIN before the expiration of the Orange Book patents covering CUBICIN;

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

10.1*                 2012 Equity Incentive Plan (Appendix A, Definitive Proxy Statement on Form DEF-14A filed on April 26, 2012, File No. 000-21379).

31.1                        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                           The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*                 Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

August 7, 2012
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)