Form 10-Q
period 2012-09-30
CUBIST PHARMACEUTICALS INC
filed 2012-11-05
CIK 912183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 22, 2012: 64,403,265.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$55,217	$197,618
Short-term investments	841,745	670,077
Accounts receivable, net	94,361	87,800
Inventory	38,242	34,890
Deferred tax assets, net	15,556	16,189
Prepaid expenses and other current assets	36,316	36,700
Total current assets	1,081,437	1,043,274
Property and equipment, net	164,826	168,425
In-process research and development	311,400	311,400
Goodwill	122,133	122,133
Other intangible assets, net	159,324	174,980
Long-term investments	14,423	—
Other assets	58,081	67,243
Total assets	$1,911,624	$1,887,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,344	$32,584
Accrued liabilities	123,336	144,794
Short-term deferred revenue	5,232	4,008
Short-term contingent consideration	38,992	67,999
Short-term debt, net	33,101	—
Other current liabilities	3,500	3,000
Total current liabilities	224,505	252,385
Long-term deferred revenue	32,479	27,516
Long-term deferred tax liabilities, net	127,383	143,177
Long-term contingent consideration	186,238	180,235
Long-term debt, net	364,266	454,246
Other long-term liabilities	27,093	30,039
Total liabilities	961,964	1,087,598
Commitments and contingencies (Notes C, D, G, L and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 64,377,426 and 62,640,902 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	64	63
Additional paid-in capital	937,586	904,281
Accumulated other comprehensive income (loss)	74	(185)
Retained earnings (accumulated deficit)	11,936	(104,302)
Total stockholders’ equity	949,660	799,857
Total liabilities and stockholders’ equity	$1,911,624	$1,887,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
U.S. product revenues, net	$218,354	$186,433	$622,389	$508,724
International product revenues	11,959	9,778	35,976	25,825
Service revenues	7,215	3,020	19,544	3,020
Other revenues	653	2,467	2,531	3,498
Total revenues, net	238,181	201,698	680,440	541,067

Costs and expenses:
Cost of product revenues	55,740	48,380	168,583	123,933
Research and development	70,197	46,171	188,575	128,458
Contingent consideration	1,473	2,069	6,996	84,983
Selling, general and administrative	40,420	35,949	124,455	114,454
Total costs and expenses	167,830	132,569	488,609	451,828

Operating income	70,351	69,129	191,831	89,239

Other income (expense):
Interest income	817	598	2,233	2,002
Interest expense	(7,629)	(7,878)	(25,538)	(23,585)
Other income (expense)	(3,359)	467	(6,652)	1,002
Total other income (expense), net	(10,171)	(6,813)	(29,957)	(20,581)
Income before income taxes	60,180	62,316	161,874	68,658
Provision for income taxes	19,859	38,081	45,636	42,453
Net income	$40,321	$24,235	$116,238	$26,205

Basic net income per common share	$0.63	$0.40	$1.83	$0.43
Diluted net income per common share	$0.55	$0.33	$1.59	$0.41

Shares used in calculating:
Basic net income per common share	64,048,673	61,238,131	63,521,491	60,411,324
Diluted net income per common share	82,856,912	82,528,893	81,251,074	77,834,805

Total comprehensive income	$40,570	$23,902	$116,497	$25,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$116,238	$26,205
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt repurchase, including write-off of debt issuance costs	3,542	—
Depreciation and amortization	24,900	8,865
Amortization and accretion of investments	6,584	5,359
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	14,740	15,078
Deferred income taxes	(14,012)	3,115
Stock-based compensation	19,244	13,970
Contingent consideration expense	6,996	84,983
Payment of contingent consideration	(17,408)	(23,209)
Premium paid for convertible subordinated debt repurchase	(26,945)	—
Inventory write-off	4,386	4,692
Loss on disposal of property and equipment	3,248	—
Other non-cash	3,420	2,440
Changes in assets and liabilities:
Accounts receivable	(6,561)	(18,666)
Inventory	(5,679)	(2,528)
Prepaid expenses and other current assets	384	(1,057)
Other assets	5,754	(5,148)
Accounts payable and accrued liabilities	(28,059)	2,575
Deferred revenue and other liabilities	2,942	11,975
Total adjustments	(2,524)	102,444
Net cash provided by operating activities	113,714	128,649
Cash flows from investing activities:
Purchases of property and equipment	(14,279)	(89,938)
Purchases of investments	(1,170,611)	(1,099,130)
Proceeds from investments	978,161	879,006
Net cash used in investing activities	(206,729)	(310,062)
Cash flows from financing activities:
Payment of contingent consideration	(12,592)	(16,791)
Issuance of common stock, net	28,825	35,465
Excess tax benefit on stock-based awards	9,085	13,234
Repurchase of convertible subordinated debt	(74,704)	—
Net cash (used in) provided by financing activities	(49,386)	31,908
Net decrease in cash and cash equivalents	(142,401)	(149,505)
Effect of changes in foreign exchange rates on cash balances	—	490
Cash and cash equivalents at beginning of period	197,618	372,969
Cash and cash equivalents at end of period	$55,217	$223,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A.            BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated financial statements were derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are contained in Cubist’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2012. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s results of operations for the three and nine months ended September 30, 2012, include the results of Adolor Corporation, or Adolor, which Cubist acquired in December 2011. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year.

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

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between Level 1 and Level 2 or between Level 2 and Level 3. During the nine months ended September 30, 2012, there were no transfers between Level 1, Level 2 or Level 3.

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments primarily consist of available-for-sale securities as of September 30, 2012 and December 31, 2011, and are carried at fair value.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held with several major financial institutions in the United States, or U.S. Investments are restricted, in accordance with the Company’s investment policy, to a concentration limit per institution.

Cubist’s accounts receivable at September 30, 2012 and December 31, 2011, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and nine months ended September 30, 2012 and 2011, Cubist did not have any significant write-offs of accounts receivable, and its days sales outstanding has not significantly changed since December 31, 2011.

	Percentage of Total Accounts Receivable Balance as of
	September 30,	December 31,
	2012	2011
AmerisourceBergen Drug Corporation	22%	22%
Cardinal Health, Inc.	20%	22%
McKesson Corporation	20%	19%

	Percentage of Total Net Revenues for the Three Months Ended September 30,		Percentage of Total Net Revenues for the Nine Months Ended September 30,
	2012	2011	2012	2011
AmerisourceBergen Drug Corporation	20%	20%	20%	22%
Cardinal Health, Inc.	18%	20%	19%	21%
McKesson Corporation	18%	17%	18%	17%

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

IPR&D is tested for impairment on an annual basis, or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company’s programs, Cubist could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or different assumptions could result in materially different fair value estimates.

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

Gross U.S. product revenues are offset by provisions for the three and nine months ended September 30, 2012 and 2011, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Gross U.S. product revenues	$250,881	$213,117	$716,905	$580,469
Provisions offsetting U.S. product revenues:
Contractual adjustments	(13,535)	(10,855)	(40,515)	(31,689)
Governmental rebates	(18,992)	(15,829)	(54,001)	(40,056)
Total provisions offsetting product revenues	(32,527)	(26,684)	(94,516)	(71,745)
U.S. product revenues, net	$218,354	$186,433	$622,389	$508,724

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

Service Revenues

Service revenues for the three months ended September 30, 2012, represent: (i) the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement with Optimer, which was entered into in April 2011 to promote and provide medical affairs support for DIFICID in the U.S.; and (ii) a $3.5 million payment representing a portion of Optimer’s gross profits on net sales of DIFICID in the U.S. that exceeded the 2012 annual sales target, as stipulated in the co-promotion agreement. Service revenues for the nine months ended September 30, 2012, also include an additional $5.0 million recognized in June 2012 upon achieving an annual sales target under the terms of the co-promotion agreement with Optimer. Cubist is eligible to receive, under the terms of the co-promotion agreement, an additional $12.5 million if a specified sales target is achieved and a portion of Optimer’s gross profits on net sales of DIFICID above the annual sales targets, if any, in 2013. The two-year term of the co-promotion agreement ends in July 2013.

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

In June 2012, Cubist repurchased $74.7 million of its 2.25% Notes, in privately-negotiated transactions, which reduced Cubist’s fully-diluted shares of common stock outstanding by 2,427,738 shares. In October 2012, the Company called for redemption the remaining $34.5 million aggregate principal amount of its outstanding 2.25% Notes. See Note G., “Debt,” and Note N., “Subsequent Event,” for additional information.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, expect share and per share amounts)
Net income, basic	$40,321	$24,235	$116,238	$26,205
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	1,853	772	5,469	2,368
Debt issuance costs related to 2.50% Notes, net of tax	245	125	723	374
Debt discount amortization related to 2.50% Notes, net of tax	2,296	1,091	6,659	3,219
Interest on 2.25% Notes, net of tax	128	157	—	—
Debt issuance costs related to 2.25% Notes, net of tax	17	28	—	—
Debt discount amortization related to 2.25% Notes, net of tax	316	471	—	—
Net income, diluted	$45,176	$26,879	$129,089	$32,166

Shares used in calculating basic net income per common share	64,048,673	61,238,131	63,521,491	60,411,324
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,262,445	2,317,230	2,305,428	1,999,326
2.50% Notes convertible into shares of common stock	15,424,155	15,424,155	15,424,155	15,424,155
2.25% Notes convertible into shares of common stock	1,121,639	3,549,377	—	—
Shares used in calculating diluted net income per common share	82,856,912	82,528,893	81,251,074	77,834,805

Net income per share, basic	$0.63	$0.40	$1.83	$0.43
Net income per share, diluted	$0.55	$0.33	$1.59	$0.41

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase shares of common stock and RSUs	2,059,361	1,849,813	2,535,235	2,040,507
2.25% Notes convertible into shares of common stock	—	—	2,521,856	3,549,377

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of September 30, 2012, but prior to the filing of the financial statements with the SEC on this Quarterly Report on Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. In October 2012, the Company called for redemption the remaining $34.5 million aggregate principal amount of its outstanding 2.25% Notes. See Note N., “Subsequent Event,” for additional information.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. A company will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have any impact on its consolidated financial statements.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair value of the Company’s available-for-sale investments:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Balance at September 30, 2012:
Bank deposits	$62,384	$—	$—	$62,384
U.S. Treasury securities	110,475	7	(1)	110,481
Corporate and municipal notes	623,098	262	(193)	623,167
Total	$795,957	$269	$(194)	$796,032

Balance at December 31, 2011:
Bank deposits	$92,001	$—	$—	$92,001
U.S. Treasury securities	114,061	39	(7)	114,093
Federal agencies	39,408	1	(6)	39,403
Corporate and municipal notes	364,752	1	(173)	364,580
Total	$610,222	$41	$(186)	$610,077

The following table contains information regarding the range of contractual maturities of the Company’s short-term and long-term investments:

	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Within 1 year	$781,558	$781,609	$610,222	$610,077
1-2 years	14,399	14,423	—	—
Total	$795,957	$796,032	$610,222	$610,077

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $60.1 million and $60.0 million as of September 30, 2012 and December 31, 2011, respectively, were included within short-term investments in the condensed consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities.

C.   BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Adolor

On December 12, 2011, Cubist acquired 100% of the outstanding shares of common stock of Adolor for $4.25 in cash for each share owned by Adolor’s former stockholders plus contingent payment rights, or CPRs, as described below, upon which Adolor became a wholly-owned subsidiary of Cubist. Adolor’s assets included an existing commercialized product, ENTEREG and rights to an additional clinical-stage product candidate, CB-5945, among others. CB-5945 is an oral, peripherally-acting mu-opioid receptor antagonist currently in development for the treatment of chronic opioid-induced constipation.

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

The allocation of the purchase price to acquired assets and liabilities has been prepared on a preliminary basis and is subject to change as additional information becomes available, including the finalization of the fair value of acquired assets and certain tax matters. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than December 12, 2012, which is one year after the acquisition date.

The difference between the purchase price and the fair value of the assets acquired and liabilities assumed of $60.7 million was allocated to goodwill. None of this goodwill is expected to be deductible for income tax purposes.

The Company recorded $40.8 million of ENTEREG inventory that was acquired from Adolor. See Note I., “Inventory,” for additional information.

The acquisition-date fair value of the payable to Glaxo Group Limited, or Glaxo, assumed in connection with the acquisition of Adolor in December 2011 was allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates, and imputed interest on the payable to Glaxo is recorded as interest expense within the condensed consolidated statement of comprehensive income. See Note D., “Fair Value Measurements,” for additional information.

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

The following table summarizes the activity within the restructuring liability included in accrued liabilities within the condensed consolidated balance sheets:

	Employee- Related Severance	Early Termination of Leased Facilities	Total
	(in thousands)
Balance at December 31, 2011	$8,089	$1,190	$9,279
Less: payments made during the period	(6,182)	(1,190)	(7,372)
Balance at September 30, 2012	$1,907	$—	$1,907

D.           FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Corporate and municipal notes	$—	$2,721	$—	$2,721
Short-term and long-term investments: (2)
Bank deposits	—	62,384	—	62,384
U.S. Treasury securities	110,481	—	—	110,481
Corporate and municipal notes	—	623,167	—	623,167
Total assets	$110,481	$688,272	$—	$798,753
Liabilities
Contingent consideration	$—	$—	$225,230	$225,230
Total liabilities	$—	$—	$225,230	$225,230

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Federal agencies	$831	$—	$—	$831
Corporate and municipal notes	—	18,455	—	18,455
Short-term and long-term investments: (2)
Bank deposits	—	92,001	—	92,001
U.S. Treasury securities	114,093	—	—	114,093
Federal agencies	39,403	—	—	39,403
Corporate and municipal notes	—	364,580	—	364,580
Total assets	$154,327	$475,036	$—	$629,363
Liabilities
Contingent consideration	$—	$—	$248,234	$248,234
Total liabilities	$—	$—	$248,234	$248,234

(1)	Excludes $52.5 million and $178.3 million of cash at September 30, 2012 and December 31, 2011, respectively.
(2)	Excludes certificates of deposit of $60.1 million and $60.0 million not deemed to be securities at September 30, 2012 and December 31, 2011, respectively.

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

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011, which was recorded at its estimated fair value of $18.9 million. The Company made a payment of $3.0 million to Glaxo in September 2012. As of September 30, 2012, the carrying value of the remaining five annual payments to Glaxo of $16.7 million approximates its fair value. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input.

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

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Adolor
Contingent consideration	$113,942	Probability-adjusted discounted cash flow	Probabilities of success Period in which milestones are expected to be achieved	54% - 63% (58%) 2015 - 2016
			Discount rate	5.3%
Calixa Therapeutics Inc.
Contingent consideration	$111,288	Probability-adjusted discounted cash flow	Probabilities of success Periods in which milestones are expected to be achieved	29% - 100% (57%) 2013 - 2018
			Discount rate	5.3%

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

The table below provides a rollforward of fair value balances that used Level 3 inputs:

Contingent Consideration
(in thousands)
Balance at December 31, 2011	$248,234
Contingent consideration expense	6,996
Contingent consideration payment	(30,000)
Balance at September 30, 2012	$225,230

Adolor

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to CB-5945, was estimated to be $113.9 million and $110.5 million as of September 30, 2012 and December 31, 2011, respectively. The change in fair value for the three and nine months ended September 30, 2012, is due to the time value of money. The aggregate, undiscounted amount of contingent consideration that Cubist could pay under the merger agreement ranges from zero to approximately $233.8 million.

Calixa

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa Therapeutics Inc., or Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to ceftolozane/tazobactam, or CXA-201, was estimated to be $111.3 million and $137.7 million as of September 30, 2012 and December 31, 2011, respectively. The change in fair value for the three months ended September 30, 2012, is due to the time value of money. The change in fair value for the nine months ended September 30, 2012, is primarily due to a $30.0 million milestone payment that Cubist made to the former stockholders of Calixa in January 2012, which was triggered by first patient enrollment in a Phase 3 clinical trial for complicated intra-abdominal infections, or cIAI, which occurred in December 2011. This was partially offset by contingent consideration expense related to the time value of money. Cubist may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa under the merger agreement. CXA-201 is being developed as a potential treatment for hospital-acquired bacterial pneumonia, or HABP, ventilator-associated bacterial pneumonia, or VABP, complicated urinary tract infections, or cUTI, and cIAI.

E.              PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2012	2011
	(in thousands)
Land and buildings	$165,007	$166,899
Laboratory equipment	34,872	29,463
Furniture and fixtures	3,233	2,504
Computer hardware and software	25,550	23,252
Construction-in-progress	2,464	3,467
	231,126	225,585
Less: accumulated depreciation	(66,300)	(57,160)
Property and equipment, net	$164,826	$168,425

Depreciation expense was $3.1 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively, and $9.2 million and $7.0 million for the nine months ended September 30, 2012 and 2011, respectively. The Company recorded a loss on disposal of property and equipment of $3.2 million for the three and nine months ended September 30, 2012, as a result of renovations at 45-55 Hayden Avenue in Lexington, Massachusetts, which was included in other income (expense) within the condensed consolidated statement of comprehensive income.

F.              GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Indefinite-Lived Assets

The Company’s goodwill balance as of September 30, 2012, remained unchanged from the goodwill balance as of December 31, 2011. As of September 30, 2012, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note K., “Segment Information,” for additional information.

As of September 30, 2012, the Company’s IPR&D consisted of $117.4 million related to CB-5945, which was acquired through the Company’s acquisition of Adolor in December 2011, and $194.0 million related to CXA-201, which was acquired through the Company’s acquisition of Calixa in December 2009. The IPR&D value of CXA-201 as a potential treatment for HABP and VABP had an estimated fair value of $174.0 million, and the IPR&D value of CXA-201 as a potential treatment for cUTI and cIAI had an estimated fair value of $20.0 million as of the acquisition date. Cubist has not recorded any impairment charges related to the IPR&D since the acquisition of Adolor and Calixa.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

		September 30,	December 31,
		2012	2011
		(in thousands)
Patents		$2,627	$2,627
Acquired technology rights		193,100	193,100
		195,727	195,727
Less:	accumulated amortization — patents	(2,415)	(2,368)
	accumulated amortization — acquired technology rights	(33,988)	(18,379)
Intangible assets, net		$159,324	$174,980

Amortization expense was $5.2 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $15.7 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in amortization expense during the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, was primarily due to the ENTEREG technology rights acquired in connection with the acquisition of Adolor in December 2011.

The estimated aggregate amortization of intangible assets as of September 30, 2012, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2012	$5,219
2013	20,874
2014	20,874
2015	20,874
2016	19,594
2017 and thereafter	71,889
Total	$159,324

G.            DEBT

Debt is comprised of the following amounts at:

	September 30,	December 31,
	2012	2011
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(85,734)	(96,007)
Net carrying amount of the liability component of the 2.50% Notes	364,266	353,993

Total 2.25% Notes outstanding at the end of the period	34,514	109,218
Unamortized discount	(1,413)	(8,965)
Net carrying amount of the liability component of the 2.25% Notes	33,101	100,253

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$397,367	$454,246

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

2.25% Notes

As of September 30, 2012, the Company had $34.5 million aggregate principal outstanding of 2.25% Notes, due June 2013, which were recorded as short-term debt in the condensed consolidated balance sheet. In June 2012, the Company repurchased $74.7 million of the original principal amount of the 2.25% Notes, in privately-negotiated transactions, as further discussed below. In October 2012, Cubist called for redemption the remaining $34.5 million aggregate principal amount of its outstanding 2.25% Notes and notified holders that all conversions of the 2.25% Notes prior to the date of redemption would be settled in cash. See Note N., “Subsequent Event,” for additional information. Cubist held the right on or after June 20, 2011, to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest to the date of redemption if the closing price of Cubist’s common stock on the date of the redemption notice was greater than 150% of the conversion price for at least 20 trading days (whether or not consecutive) out of 30 consecutive trading days immediately prior to the date Cubist gave notice of the redemption. The 2.25% Notes were convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 of the 2.25% Notes principal, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist could deliver cash or a combination of cash and common stock in lieu of shares of common stock, at Cubist’s option. As of September 30, 2012, the “if-converted value” exceeded the principal amount of the 2.25% Notes by $19.0 million. The fair value of the outstanding 2.25% Notes was estimated to be $55.6 million as of September 30, 2012.

In June 2012, the Company repurchased, in privately-negotiated transactions, $74.7 million of the principal amount of its 2.25% Notes, reducing the outstanding amount from $109.2 million to $34.5 million. Cubist repurchased the 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt plus accrued interest and transaction fees, resulting in a cash outflow of $102.6 million. The repurchase resulted in a net loss of $3.7 million during the nine months ended September 30, 2012, primarily comprised of a $3.3 million difference between the net carrying value and the fair value of the liability component of the $74.7 million principal at the time of repurchase, which was recorded to other income (expense) within the condensed consolidated statement of comprehensive income. The net carrying value of the equity portion of the 2.25% Notes was $15.7 million as of September 30, 2012. Subsequent to the partial repurchase of the 2.25% Notes in June 2012, the Company determined the effective interest rate at which the debt discount is amortized to be 8.2% for these notes.

2.50% Notes

As of September 30, 2012, the Company had $450.0 million aggregate principal outstanding of 2.50% Notes, which are due November 2017. These 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 of principal, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert them at any time prior to the close of business on the business day immediately preceding May 1, 2017, if one of the following criteria is met: (i) during the calendar quarter immediately following any calendar quarter in which the last reported sale price of the common stock is greater than or equal to 130% of the conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) out of 30 consecutive trading days; (ii) during the five business day period immediately following any five consecutive trading days in which the trading price per $1,000 of the 2.50% Notes’ principal for each trading day was less than 98% of the last reported sale price of Cubist’s common stock multiplied by the conversion rate on each such trading day; or (iii) upon the occurrence of certain specified corporate events. Upon conversion by a note holder, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option. If the 2.50% Notes are converted into shares of common stock, and the Company elected to deliver shares of common stock, the shares issued upon conversion would dilute the Company’s shares of common stock outstanding.  Interest is payable to the note holders on May 1st and November 1st of each year. As of September 30, 2012, the “if-converted value” exceeded the principal amount of the 2.50% Notes by $285.6 million. The fair value of the outstanding 2.50% Notes was estimated to be $778.5 million as of September 30, 2012.

The table below summarizes the interest expense the Company incurred on its 2.50% Notes, 2.25% Notes and other interest expense, which includes interest expense for the payable to Glaxo, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest coupon payment	$3,015	$3,427	$9,770	$10,290
Amortization of discount on debt	3,963	4,653	13,444	13,707
Amortization of the liability component of the debt issuance costs	398	457	1,526	1,371
Other interest expense	253	—	798	—
Capitalized interest	—	(659)	—	(1,783)
Total interest expense	$7,629	$7,878	$25,538	$23,585

Credit Facility

In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Cubist terminated the revolving credit facility with RBS Citizens in June 2012. There were no outstanding borrowings under the credit facility as of December 31, 2011.

H.            ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30,	December 31,
	2012	2011
	(in thousands)
Accrued royalty	$37,651	$62,741
Accrued clinical trials	22,782	9,231
Accrued Medicaid and Medicare rebates	20,548	14,877
Accrued bonus	10,065	17,289
Accrued benefits and incentive compensation	8,843	10,447
Other accrued costs	23,447	30,209
Accrued liabilities	$123,336	$144,794

Accrued royalties are primarily comprised of royalties owed on net sales of CUBICIN under Cubist’s license agreement with Eli Lilly & Co., or Eli Lilly. Accrued royalties decreased at September 30, 2012, as compared to December 31, 2011, due to the semi-annual royalty payment made to Eli Lilly in August 2012. Accrued clinical trials increased as of September 30, 2012, as compared to December 31, 2011, as a result of clinical trial activity primarily related to CXA-201 and CB-315. Accrued Medicaid and Medicare rebates increased at September 30, 2012, as compared to December 31, 2011, as a result of increased levels of governmental rebates associated with higher levels of CUBICIN sales and delays in billing by state authorities. Accrued bonus decreased at September 30, 2012, as compared to December 31, 2011, due to payment of annual performance-based bonuses in the first quarter of 2012.

I.                INVENTORY

Inventories consisted of the following at:

	September 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$12,613	$6,015
Work-in-process	5,406	14,506
Finished goods	20,223	14,369
Inventory	38,242	34,890
Included in other assets:
Raw materials	30,554	35,110
Finished goods	2,640	—
Total	$71,436	$70,000

Inventory included in other assets within the condensed consolidated balance sheets as of September 30, 2012, and December 31, 2011, represents the amount of ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisition of Adolor in December 2011, Cubist recorded the acquired ENTEREG inventory at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up is recorded to cost of product revenues within the condensed consolidated statements of comprehensive income as the related inventory is sold. ENTEREG finished goods have a shelf-life of three years from the date of manufacture, which the Company expects to sell prior to expiration, with the corresponding inventory step-up recognized in the period in which the inventory is sold. The ENTEREG active pharmaceutical ingredient, or API, which is classified as raw materials, has a shelf-life of 60 months from the date of manufacture, but can be reprocessed at an immaterial cost to the Company, with no expected reduction in potency, thereby extending its shelf-life, as needed. The Company expects to consume the ENTEREG API over a period of approximately seven years based on the Company’s long-range sales projections of ENTEREG.

J.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

In June 2012, the Company’s stockholders approved, and the Company adopted, the 2012 Equity Incentive Plan, or 2012 EIP, which replaced the Company’s 2010 Equity Incentive Plan, or 2010 EIP, and the Company’s Amended and Restated 2002 Directors’ Equity Incentive Plan, or Directors’ EIP, and is the only existing equity compensation plan from which the Company may make equity-based awards to employees, directors and consultants. Under the 2012 EIP, the Company has reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, restricted stock, RSUs, performance units, stock grants and stock appreciation rights, plus the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 EIP, the Directors’ EIP and the Amended and Restated 2000 Equity Incentive Plan as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards after June 7, 2012. Vesting conditions of the Company’s equity awards did not change as a result of the adoption of the 2012 EIP. At September 30, 2012, there were 4,831,669 shares remaining available for grant under the 2012 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$133	$66	$305	$160
Research and development	2,371	1,875	6,724	4,675
Selling, general and administrative	4,248	3,534	12,215	9,135
Total stock-based compensation	6,752	5,475	19,244	13,970
Income tax effect	(2,302)	(2,081)	(6,770)	(5,308)
After-tax effect of stock-based compensation expense	$4,450	$3,394	$12,474	$8,662

General Option Information

A summary of option activity for the nine months ended September 30, 2012, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	8,238,838	$22.60
Granted	1,698,515	$42.04
Exercised	(1,407,728)	$19.17
Canceled	(217,709)	$29.26
Outstanding at September 30, 2012	8,311,916	$26.98

Vested and exercisable at September 30, 2012	4,691,577	$21.16

Weighted average grant-date fair value of options granted during the period	$14.37

RSU Information

A summary of RSU activity for the nine months ended September 30, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	642,236	$28.38
Granted	326,146	$42.19
Vested	(187,600)	$26.63
Forfeited	(45,390)	$29.36
Nonvested at September 30, 2012	735,392	$34.89

K.            SEGMENT INFORMATION

Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. For the three months ended September 30, 2012 and 2011, the Company generated approximately 95% and 94% of revenues, respectively, within the U.S., and for the nine months ended September 30, 2012 and 2011, the Company generated approximately 94% and 95% of revenues, respectively, within the U.S.

L.             INCOME TAXES

Cubist’s federal statutory rate for the three and nine months ended September 30, 2012 and 2011, was 35.0%. The effective rate differs from the statutory rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Federal	35.0%	35.0%	35.0%	35.0%
State	0.6%	3.5%	1.3%	3.8%
Federal and state credits	0.0%	-2.0%	0.0%	-2.1%
Domestic manufacturing deduction	-2.4%	0.0%	-2.7%	0.0%
Contingent consideration	-0.4%	22.3%	0.7%	22.6%
Reversal of uncertain tax positions	0.0%	0.0%	-6.7%	0.0%
Other	0.2%	2.3%	0.6%	2.5%
Effective tax rate	33.0%	61.1%	28.2%	61.8%

The decrease in the effective tax rate for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, is primarily due to the impact of significant non-deductible contingent consideration expense recorded in 2011. In addition, the decrease in the effective tax rate for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was impacted by the reversal of $16.9 million of gross uncertain tax positions, or $11.0 million net of federal tax benefit, during the nine months ended September 30, 2012, related to the Company’s state income tax filing positions. In 2011, the Company established a reserve for uncertain tax positions upon making a decision to file amended state income tax returns for the years ended December 31, 2008 and 2009, and to file its 2010 and 2011 state income tax returns using the same filing positions as the amended returns. During the second quarter of 2012, the Company reached agreement with the Massachusetts tax authorities related to its state income tax filing positions and reversed its uncertain tax positions, resulting in an increase of $12.8 million in available state tax credit carryforwards and a reduction of its liability for uncertain tax positions.

As of December 31, 2011, the Company had federal, foreign and state net operating loss, or NOL, carryforwards of $157.1 million, $2.3 million and $32.9 million, respectively. In addition, the Company had $12.8 million of state tax credit carryforwards as of December 31, 2011. Included in the NOLs and credit carryforwards are state NOLs and credit carryforwards of $2.2 million attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs and credit carryforwards are credited directly to additional paid-in capital when realized. These NOLs and credit carryforwards expire between 2012 and 2030. Of the total federal NOLs, approximately $149.0 million relate to NOLs that were acquired in connection with the acquisition of Adolor. These NOLs are subject to limitation under the Internal Revenue Code, Section 382. The Company expects to utilize approximately $33.1 million of Adolor’s federal NOLs by the end of 2012.

Uncertain Tax Positions

A reconciliation of the Company’s changes in uncertain tax positions is as follows:

Nine Months Ended
September 30, 2012
(in thousands)
Balance at December 31, 2011	$27,774
Additions based on tax positions related to the current year	253
Additions for tax positions of prior years	24,312
Subtractions for tax positions of prior years	(16,783)
Balance at September 30, 2012	$35,556

The increase in the Company’s total uncertain tax positions during the nine months ended September 30, 2012, primarily related to an increase of $20.3 million as a result of positions that the Company has taken on its 2011 tax return, filed during the third quarter of 2012, related to the determination of the amount of Adolor NOLs that may be utilized in the future. The $20.3 million uncertain tax position was recorded as a reduction of the total deferred tax asset that may be available related to these NOLs. This amount is not included in the $149.0 million of NOLs that were acquired in connection with the acquisition of Adolor, discussed above. This increase was partially offset by the reversal of $16.8 million of gross uncertain tax positions primarily due to the agreement reached related to the filing of the amended state tax returns, as discussed above.  Of the total uncertain tax positions as of September 30, 2012, $13.5 million were included in other long-term liabilities within the condensed consolidated balance sheet and $22.1 million were offset against deferred tax assets.

M.          LEGAL PROCEEDINGS

In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying Cubist that it had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, the Company received a second Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, the Company received a third Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA a New Drug Application, or NDA, seeking approval to market a generic version of CUBICIN.  Hospira’s third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the “Orange Book”). Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira’s ANDA, as amended, and NDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. On September 17, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such ANDA and from approving Hospira’s NDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the respective 30-month period or otherwise shortens the respective 30-month period. The court has scheduled a trial date in these related actions beginning on February 18, 2014, and a claims construction hearing (commonly referred to as a Markman hearing) on April 10, 2013. The Company cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on the Company’s results of operations and financial condition.

N.            SUBSEQUENT EVENT

In October 2012, Cubist called for redemption the remaining $34.5 million aggregate principal amount of its outstanding 2.25% Notes. Holders had the option to receive 100% of the principal amount of their notes to be redeemed plus accrued and unpaid interest to the date of redemption or to convert their notes at a conversion value based on Cubist’s stock price over a defined conversion reference period. Cubist elected to pay all settlements of the 2.25% Notes, under redemption or upon conversion, in cash. Cubist expects to pay an estimated amount of approximately $50 million in aggregate to settle the 2.25% Notes. Actual amounts to be paid during the fourth quarter of 2012 for the settlement of the 2.25% Notes may differ from this estimate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties described or discussed in Item 1A under the heading “Risk Factors” in Part II of this report. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report on Form 10-Q, and we caution readers not to place substantial reliance on such statements. The information contained in this Quarterly Report on Form 10-Q is provided by us as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

(i)             our financial performance, including revenues, expenses, capital expenditures, gross margin and income taxes and our expected available cash and use of cash, including for the repayment of the remaining outstanding amount of our 2.25% convertible subordinated notes, or 2.25% Notes, in the fourth quarter of 2012;

(ii)        the commercialization and manufacturing of CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan) and the commercial success of DIFICID® (fidaxomicin);

(iii)     the strength of our intellectual property portfolio protecting CUBICIN and our ability to enforce this intellectual property portfolio; and

(iv)      our expectations regarding our drug candidates, including the anticipated timing and results of our clinical trials, timing of our meetings with, and submissions to, regulatory authorities, including the timing of our submission of a supplemental New Drug Application, or sNDA, seeking label expansion for the use of ENTEREG and a New Drug Application, or NDA, seeking approval of ceftolozane/tazobactam, or CXA-201, for the treatment of complicated urinary tract infections, or cUTI, and complicated intra-abdominal infections, or cIAI, indications, and the development, regulatory filing and review and commercial potential of our other drug candidates, such as CB-5945 and CB-315, and the costs and expenses related thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our financial highlights, business developments and product and product pipeline updates for the three and nine months ended September 30, 2012.

•                  Results of Operations: This section provides a review of our results of operations for the three and nine months ended September 30, 2012 and 2011.

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

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used primarily in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. Cubist has two marketed products, CUBICIN and ENTEREG. We acquired ENTEREG in connection with the acquisition of Adolor Corporation, or Adolor, in December 2011. We also co-promote DIFICID in the United States, or U.S., under our co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer. In addition, Cubist has three drug candidates that have reached Phase 3 clinical trials and several earlier-stage and pre-clinical programs, each being developed to address areas of significant medical needs.

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

Financial Highlights

The following table is a summary of our selected financial results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
U.S. CUBICIN revenues, net	$208.3	$186.4	$593.2	$508.7
U.S. ENTEREG revenues, net	10.1	—	29.2	—
International product revenues	12.0	9.8	36.0	25.8
Total worldwide product revenues, net	$230.4	$196.2	$658.4	$534.5

Net income	$40.3	$24.2	$116.2	$26.2
Basic net income per common share	$0.63	$0.40	$1.83	$0.43
Diluted net income per common share	$0.55	$0.33	$1.59	$0.41

Business Developments

The following is a summary of significant business developments that occurred during the nine months ended September 30, 2012, or that impacted the period thereof. For additional 2011 developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on February 27, 2012, or 2011 Form 10-K.

ANDA Notification/Patent Litigation in U.S.

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying us that it had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an NDA seeking approval to market a generic version of CUBICIN.  Hospira’s third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira’s ANDA, as amended, and NDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. On September 17, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such ANDA and from approving Hospira’s NDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the respective 30-month period or otherwise shortens the respective 30-month period. The court has scheduled a trial date in these related actions beginning on February 18, 2014, and a claims construction hearing (commonly referred to as a Markman hearing) on April 10, 2013. Any final, unappealable, adverse result in these litigations would likely have a material adverse effect on our results of operations and financial condition. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book.

Acquisition of Adolor

In December 2011, we completed our acquisition of Adolor. Under the terms of the agreement and plan of merger, we paid Adolor’s former stockholders $4.25 in cash for each share of Adolor common stock, or approximately $220.8 million, in aggregate, which we funded from our existing cash balances. Adolor’s former stockholders also received one non-transferable contingent payment right, or CPR, which represents the right to receive up to an additional $4.50 in cash for each share of Adolor common stock owned, or up to approximately $233.8 million in aggregate, which Cubist is required to pay upon achievement of certain regulatory milestones, sales milestones or a combination of both, related to CB-5945. The fair value of the purchase price was estimated to be $331.0 million and was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. See Note C., “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information.

Repurchase of 2.25% Notes

In June 2012, we repurchased $74.7 million aggregate principal amount of our outstanding 2.25% Notes, in privately-negotiated transactions. Cubist repurchased the 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt plus accrued interest and transaction fees, resulting in a cash outflow of $102.6 million. The repurchase resulted in a net loss of $3.7 million for the nine months ended September 30, 2012, as calculated under accounting guidance for debt with conversion and other options. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

In October 2012, we called for redemption the remaining $34.5 million aggregate principal amount of our outstanding 2.25% Notes, and we elected to pay all settlements of the 2.25% Notes, under redemption or upon conversion, in cash. We expect to pay an estimated amount of approximately $50 million in aggregate to settle the 2.25% Notes. Actual amounts to be paid during the fourth quarter of 2012 for the settlement of the 2.25% Notes may differ from this estimate. See Note N., “Subsequent Event,” in the accompanying notes to condensed consolidated financial statements for additional information.

Co-Promotion of DIFICID

During the three months ended September 30, 2012, we received a $3.5 million payment from Optimer, representing a portion of Optimer’s gross profits on net sales of DIFICID in the U.S. that exceeded the 2012 annual sales target, as stipulated in the co-promotion agreement. In addition, during the second quarter of 2012, we earned a $5.0 million bonus from Optimer, representing the achievement of an annual sales target under the terms of the co-promotion agreement. See

Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to condensed consolidated financial statements for additional information.

Product and Product Pipeline Updates

We are developing CXA-201 as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa. First patient enrollment in a Phase 3 clinical trial of CXA-201 for the treatment of cIAI occurred in December 2011, which triggered a $30.0 million milestone payment that we made to the former stockholders of Calixa Therapeutics Inc., or Calixa, in January 2012. We also have an ongoing Phase 3 clinical trial of CXA-201 for the treatment of cUTI. We plan to file an NDA for cUTI and cIAI indications by the end of 2013 and a subsequent filing of a marketing authorization application outside the U.S., assuming positive Phase 3 clinical trial results in both cUTI and cIAI. We also are planning to pursue the development of CXA-201 as a potential treatment for hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP, and expect to begin an open-label, Phase 3 clinical trial of CXA-201 for VABP in the first half of 2013.

In October 2012, we announced first patient enrollment in a Phase 3 long-term safety study of CB-5945. We are developing CB-5945 for the treatment of opioid-induced constipation, or OIC, in patients with chronic, non-cancer pain. We are assessing opportunities for finding a partner for CB-5945. Also, in July 2012, we announced first patient enrollment in a Phase 3 clinical trial of CB-315, which we are developing for the treatment of CDAD.

In April 2012, we announced that a Phase 4 clinical study of ENTEREG in patients undergoing radical cystectomy met its primary endpoint of time to achieve recovery of both upper and lower GI function. We expect to submit an sNDA seeking label expansion for the use of ENTEREG to accelerate the time to upper and lower GI recovery in patients undergoing this procedure by the end of 2012.

In addition, we continue to seek opportunities to build our pipeline of acute care therapies through our business development efforts and through our clinical development of compounds that we have developed internally.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended September 30,
	2012	2011	% Change
	(in millions)
U.S. product revenues, net	$218.4	$186.4	17%
International product revenues	12.0	9.8	22%
Service revenues	7.2	3.0	139%
Other revenues	0.6	2.5	-74%
Total revenues, net	$238.2	$201.7	18%

Product Revenues, net

Cubist’s net U.S. product revenues included $208.3 million of sales of CUBICIN and $10.1 million of sales of ENTEREG for the three months ended September 30, 2012, as compared to $186.4 million of net U.S. product revenues from sales of CUBICIN for the three months ended September 30, 2011. We did not have ENTEREG revenues for the three months ended September 30, 2011, because we had not yet acquired Adolor. Gross U.S. product revenues totaled $250.9 million and $213.1 million for the three months ended September 30, 2012 and 2011, respectively. The $37.8 million increase in gross U.S. product revenues was due to: (i) price increases of 5.5% for CUBICIN in January and July 2012, which resulted in $24.3 million of additional gross U.S. product revenues; (ii) an increase of approximately 1.3% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $2.9 million; and (iii) the addition of ENTEREG to our product portfolio in December 2011, which resulted in additional gross U.S. product revenues of $10.6 million.

Gross U.S. product revenues are offset by provisions for the three months ended September 30, 2012 and 2011, as follows:

	Three Months Ended September 30,
	2012	2011
	(in millions)
Gross U.S. product revenues	$250.9	$213.1
Provisions offsetting U.S. product revenues:
Contractual adjustments	(13.5)	(10.9)
Governmental rebates	(19.0)	(15.8)
Total provisions offsetting product revenues	(32.5)	(26.7)
U.S. product revenues, net	$218.4	$186.4

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

International product revenues increased $2.2 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily related to an increase in product sold to Novartis AG, or Novartis, for Novartis’ distribution of CUBICIN in its territories.

Service Revenues

For the three months ended September 30, 2012 and 2011, service revenues were $7.2 million and $3.0 million, respectively. Service revenues for the three months ended September 30, 2012 and 2011, represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. In addition, during the three months ended September 30, 2012, we received a $3.5 million payment representing a portion of Optimer’s gross profits on net sales of DIFICID in the U.S. that exceeded the 2012 annual sales target, as stipulated in the co-promotion agreement. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to condensed consolidated financial statements for additional information.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended September 30,
	2012	2011	% Change
	(in millions)
Cost of product revenues	$55.7	$48.4	15%
Research and development	70.2	46.2	52%
Contingent consideration	1.5	2.1	-29%
Selling, general and administrative	40.4	35.9	12%
Total costs and expenses	$167.8	$132.6	27%

Cost of Product Revenues

Cost of product revenues were $55.7 million and $48.4 million for the three months ended September 30, 2012 and 2011, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the three months ended September 30, 2012, as compared to the three months ended

September 30, 2011, is primarily attributable to the increase of sales of CUBICIN, the addition of ENTEREG to our product portfolio and amortization expense of $4.6 million related to the ENTEREG intangible asset. Our gross margin for the three months ended September 30, 2012 and 2011, was 76% and 75%, respectively.

Research and Development Expense

Research and development expense for the three months ended September 30, 2012 and 2011, consisted of the following:

	Three Months Ended September 30,
	2012	2011	% Change
	(in millions)
External expenses	$40.6	$19.5	108%
Unallocated internal research and development expenses	29.6	22.4	32%
Milestone and upfront payments	—	4.3	-100%
Total research and development expenses	$70.2	$46.2	52%

The increase in research and development expenses for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, is primarily due to an increase of $17.7 million in clinical trial expenses primarily related to CXA-201 and CB-315, as well as an increase of $5.2 million in employee-related expenses due to additional headcount. This was partially offset by a decrease in milestone expense primarily related to a $4.0 million development milestone paid to Astellas Pharma Inc., or Astellas, related to the development of CXA-201 during the three months ended September 30, 2011, which did not recur during the three months ended September 30, 2012.

Contingent Consideration Expense

Contingent consideration expense for the three months ended September 30, 2012 and 2011, represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to Calixa’s former stockholders pursuant to our agreement to acquire Calixa in December 2009 and to Adolor’s former stockholders pursuant to our agreement to acquire Adolor in December 2011. Contingent consideration expense for the three months ended September 30, 2012 and 2011, relates to the time value of money.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, is primarily due to an increase in employee-related expenses as a result of increased headcount and an increase in promotional expenses for ENTEREG and CUBICIN.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Three Months Ended September 30,
	2012	2011	% Change
	(in millions)
Interest income	$0.8	$0.6	37%
Interest expense	(7.6)	(7.9)	-3%
Other income (expense)	(3.4)	0.5	-819%
Total other income (expense), net	$(10.2)	$(6.8)	49%

Other Income/Expense

Other expense for the three months ended September 30, 2012, increased from other income for the three months ended September 30, 2011, due to a $3.2 million loss on disposal of property and equipment as a result of renovations at 45-55 Hayden Avenue in Lexington, Massachusetts, or 45-55 Hayden, recorded in the third quarter of 2012.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provision for the periods presented:

	Three Months Ended September 30,
	2012	2011
	(in millions, except percentages)

Effective tax rate	33.0%	61.1%
Provision for income taxes	$19.9	$38.1

The effective tax rate of 33.0% for the three months ended September 30, 2012, differs from the effective tax rate for the three months ended September 30, 2011, primarily due to the impact of significant non-deductible contingent consideration expense recorded in 2011. The impact of contingent consideration expense on the effective tax rate for the three months ended September 30, 2011, was approximately 22.3%.

The effective tax rate for the three months ended September 30, 2012, differs from the U.S. federal statutory rate of 35.0%, primarily due to the impact of the domestic manufacturing deduction. The effective tax rate for the three months ended September 30, 2011, differs from the U.S. federal statutory rate of 35.0%, primarily due to the impact of significant non-deductible contingent consideration expense recorded in 2011. See Note L., “Income Taxes,” in the accompanying notes to condensed consolidated financial statements for additional information.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Revenues

The following table sets forth net revenues for the periods presented:

	Nine Months Ended September 30,
	2012	2011	% Change
	(in millions)
U.S. product revenues, net	$622.4	$508.7	22%
International product revenues	36.0	25.8	39%
Service revenues	19.5	3.0	547%
Other revenues	2.5	3.5	-28%
Total revenues, net	$680.4	$541.0	26%

Product Revenues, net

Cubist’s net U.S. product revenues included $593.2 million of sales of CUBICIN and $29.2 million of sales of ENTEREG for the nine months ended September 30, 2012, as compared to $508.7 million of net U.S. product revenues from sales of CUBICIN for the nine months ended September 30, 2011. We did not have ENTEREG revenues for the nine months ended September 30, 2011, because we had not yet acquired Adolor. Gross U.S. product revenues totaled $716.9 million and $580.5 million for the nine months ended September 30, 2012 and 2011, respectively. The $136.4 million increase in gross U.S. product revenues was due to: (i) price increases of 5.5% for CUBICIN in July 2011, January 2012 and July 2012, which resulted in $69.5 million of additional gross U.S. product revenues; (ii) an increase of approximately 6.3% in vial sales of CUBICIN in the U.S., which resulted in higher gross U.S. product revenues of $36.4 million; and (iii)  the addition of ENTEREG to our product portfolio in December 2011, which resulted in additional gross U.S. product revenues of $30.5 million.

Gross U.S. product revenues are offset by provisions for the nine months ended September 30, 2012 and 2011, as follows:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Gross U.S. product revenues	$716.9	$580.5
Provisions offsetting U.S. product revenues:
Contractual adjustments	(40.5)	(31.7)
Governmental rebates	(54.0)	(40.1)
Total provisions offsetting product revenues	(94.5)	(71.8)
U.S. product revenues, net	$622.4	$508.7

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

International product revenues increased $10.2 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily related to an increase in product sold to Novartis and MSD Japan for their distribution of CUBICIN in their respective territories.

Service Revenues

For the nine months ended September 30, 2012 and 2011, service revenues were $19.5 million and $3.0 million, respectively. Service revenues for the nine months ended September 30, 2012 and 2011, represent the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. In addition, during the nine months ended September 30, 2012, we recorded a $5.0 million payment representing the achievement of an annual sales target under the terms of the co-promotion agreement and a $3.5 million payment representing a portion of Optimer’s gross profits on net sales of DIFICID in the U.S. that exceeded the 2012 annual sales target as stipulated in the co-promotion agreement. See Note A., “Basis of Presentation and Accounting Policies,” in the accompanying notes to condensed consolidated financial statements for additional information.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Nine Months Ended September 30,
	2012	2011	% Change
	(in millions)
Cost of product revenues	$168.6	$123.9	36%
Research and development	188.6	128.5	47%
Contingent consideration	7.0	85.0	-92%
Selling, general and administrative	124.4	114.4	9%
Total costs and expenses	$488.6	$451.8	8%

Cost of Product Revenues

Cost of product revenues were $168.6 million and $123.9 million for the nine months ended September 30, 2012 and 2011, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization expense related to certain intangible assets. The increase in our cost of product revenues during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, is primarily attributable to the increase of sales of CUBICIN, the addition of ENTEREG to our product portfolio and amortization expense related to the ENTEREG intangible asset. Our gross margin for the nine months ended September 30, 2012 and 2011, was 74% and 77%, respectively. The decrease in our gross margin percentage from the nine months ended September 30, 2011, is primarily due to the gross margin for ENTEREG, which was impacted by $13.8 million of amortization expense related to the ENTEREG intangible asset.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2012 and 2011, consisted of the following:

	Nine Months Ended September 30,
	2012	2011	% Change
	(in millions)
External expenses	$101.4	$54.8	85%
Unallocated internal research and development expenses	87.2	68.7	27%
Milestone and upfront payments	—	5.0	-100%
Total research and development expenses	$188.6	$128.5	47%

The increase in research and development expenses for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, is primarily due to: (i) an increase of $37.8 million in clinical trial expenses primarily related to CXA-201; (ii) an increase of $14.6 million in employee-related expenses due to additional headcount; (iii) an increase of $7.2 million in lab services and supplies primarily related to exploratory programs; and (iv) an increase of $6.1 million in manufacturing process development expenses primarily to support the clinical trials of CB-315. This was partially offset by a decrease in milestone expense primarily related to a $4.0 million development milestone paid to Astellas related to the development of CXA-201 during the nine months ended September 30, 2011, which did not recur during the nine months ended September 30, 2012.

Contingent Consideration Expense

Contingent consideration expense for the nine months ended September 30, 2012 and 2011, represents the change in the fair value of the contingent consideration liability. Contingent consideration expense for the nine months ended September 30, 2012, relates to the time value of money, as compared to contingent consideration expense for the nine months ended September 30, 2011, which was primarily related to increases in the probabilities of success for achieving certain development, regulatory and sales milestones related to CXA-201.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, is primarily due to an increase of $8.1 million in consulting fees and employee-related expenses as a result of increased headcount.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Nine Months Ended September 30,
	2012	2011	% Change
	(in millions)
Interest income	$2.2	$2.0	12%
Interest expense	(25.5)	(23.6)	8%
Other income (expense)	(6.7)	1.0	-764%
Total other income (expense), net	$(30.0)	$(20.6)	46%

Interest Expense

The increase in interest expense for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily relates to the cessation of capitalizing interest as a result of substantially completing construction at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden, in December 2011, partially offset by the repurchase of $74.7 million of our 2.25% Notes in June 2012. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Other Income/Expense

Other expense for the nine months ended September 30, 2012, increased from other income for the nine months ended September 30, 2011, primarily due to a $3.3 million loss recorded on the partial repurchase of our 2.25% Notes in June 2012, and a $3.2 million loss on disposal of property and equipment as a result of renovations at 45-55 Hayden, recorded in the third quarter of 2012. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information related to the loss on the partial repurchase of our 2.25% Notes.

Provision for Income Taxes

The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(in millions, except percentages)

Effective tax rate	28.2%	61.8%
Provision for income taxes	$45.6	$42.5

The effective tax rate of 28.2% for the nine months ended September 30, 2012, decreased from the effective tax rate for the nine months ended September 30, 2011, primarily due to the impact of significant non-deductible contingent consideration expense recorded in 2011. The impact of contingent consideration expense on the effective tax rate for the nine months ended September 30, 2011, was approximately 22.6%. In addition, the effective tax rate for the nine months ended September 30, 2012, was impacted by the resolution of uncertain state tax positions in the second quarter of 2012, resulting in the recognition of an $11.0 million income tax benefit, net, during the nine months ended September 30, 2012. The impact of the reversal of uncertain tax positions on the effective tax rate for the nine months ended September 30, 2012, was approximately -6.7%.

The effective tax rate for the nine months ended September 30, 2012, differs from the U.S. federal statutory income tax rate of 35.0%, primarily due to the income tax benefit recorded during the second quarter of 2012 as a result of the resolution of our uncertain tax positions, as discussed above. The effective tax rate for the nine months ended September 30, 2011, differs from the U.S. federal statutory income tax rate of 35.0%, primarily due to significant non-deductible contingent consideration expense recorded in 2011. See Note L., “Income Taxes,” in the accompanying notes to condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Currently, we require cash to fund our working capital needs, to purchase capital assets, and to pay our debt obligations. We fund our cash requirements primarily through sales of CUBICIN and ENTEREG and equity and debt financings. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, particularly CXA-201, CB-315 and CB-5945, investments in other  product opportunities and our business development activities.

A summary of our cash, cash equivalents, investments and certain financial obligations is as follows:

	September 30,	December 31,
	2012	2011
	(in millions)
Cash and cash equivalents	$55.2	$197.6
Short-term investments	841.8	670.1
Long-term investments	14.4	—
Total	$911.4	$867.7

Short-term 2.25% Notes outstanding principal	$34.5	$—
Long-term 2.50% Notes outstanding principal	450.0	559.2
Payable to Glaxo Group Limited	19.5	22.5
Total	$504.0	$581.7

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

Investments

We invest in bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. See Note A., “Basis of Presentation and Accounting Policies,” and Note B., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Borrowings and Other Liabilities

We have convertible debt outstanding as of September 30, 2012, related to our 2.50% senior convertible notes, or 2.50% Notes, due November 2017, and our 2.25% Notes, which we called for redemption in October 2012, as discussed below. In June 2012, we repurchased $74.7 million of our 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt, which we funded from our existing cash balances. Our 2.50% Notes are convertible into common stock upon satisfaction of certain conditions and require semi-annual interest payments.  See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

In October 2012, we called for redemption the remaining $34.5 million aggregate principal amount of our outstanding 2.25% Notes. Holders had the option to receive 100% of the principal amount of their notes to be redeemed plus accrued and unpaid interest to the date of redemption or to convert their notes at a conversion value based on Cubist’s stock price over a defined conversion reference period. We elected to pay all settlements of the 2.25% Notes, under redemption or upon conversion, in cash. We expect to pay an estimated amount of approximately $50 million in aggregate to settle the 2.25% Notes, which will be funded from our existing cash balances. Actual amounts to be paid during the fourth quarter of 2012 for the settlement of the 2.25% Notes may differ from this estimate.

As a result of the acquisition of Adolor, we assumed an obligation to pay Glaxo Group Limited, or Glaxo, remaining annual payments aggregating to $19.5 million. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

We had a $90.0 million revolving credit facility with RBS Citizens National Association for general corporate purposes that we terminated in June 2012. There were no outstanding borrowings under the credit facility as of December 31, 2011.

Repurchases of Common Stock, Convertible Subordinated Notes or Convertible Senior Notes Outstanding

From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or repurchase or redeem, in cash or common stock, our outstanding 2.50% Notes pursuant to the terms of the convertible notes, in privately-negotiated transactions, publicly-announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action again, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Cubist and its stockholders. Any such repurchases or redemptions could deplete some of our cash resources.

Cash Flows

Our net cash flows are as follows:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Net cash provided by operating activities	$113.7	$128.6
Net cash used in investing activities	$(206.7)	$(310.1)
Net cash (used in) provided by financing activities	$(49.4)	$31.9

Operating Activities

Net cash provided by operating activities of $113.7 million for the nine months ended September 30, 2012, decreased from $128.6 million for the nine months ended September 30, 2011, primarily due to: (i) a $26.9 million premium paid to partially extinguish our 2.25% Notes; (ii) a decrease in deferred tax liabilities primarily related to the resolution of uncertain state tax positions in the second quarter of 2012; and (iii) an increase in payments of annual performance-based bonuses, royalties paid to Eli Lilly on sales of CUBICIN and restructuring payments related to the acquisition of Adolor. We committed to a restructuring program in the fourth quarter of 2011 and have paid $7.4 million as of September 30, 2012, primarily related to severance benefits to former Adolor employees. The remaining severance payments will be made through the first half of 2013 using our existing cash balances. See Note C., “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements.

Net cash provided by operating activities for both the nine months ended September 30, 2012 and 2011, included the impact of milestone payments made to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cIAI and cUTI, respectively. The contingent consideration payments of $17.4 million and $23.2 million included within net cash provided by operating activities for the nine months ended September 30, 2012 and 2011, respectively, related to the amount of the milestone payments in excess of their acquisition-date fair value.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012, was $206.7 million, as compared to $310.1 million for the nine months ended September 30, 2011. Net cash used in investing activities for the nine months ended September 30, 2012, primarily consisted of $192.5 million of net purchases of investments and $14.3 million of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2011, primarily consisted of $220.1 million of net purchases of investments and $89.9 million of purchases of property and equipment primarily related to the acquisition of 45-55 Hayden and costs incurred for the expansion of our facility at 65 Hayden.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012, was $49.4 million, as compared to net cash provided by financing activities of $31.9 million for the nine months ended September 30, 2011. Net cash used in financing activities for the nine months ended September 30, 2012, included the repurchase of $74.7 million in aggregate principal of our 2.25% Notes, as discussed above, and the $12.6 million acquisition-date fair value of the milestone payment made in January 2012 to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cIAI in 2011. This was partially offset by $28.8 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $9.1 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. Net cash provided by financing activities for the nine months ended September 30, 2011, included $35.5 million of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan, as well as a $13.2 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. This was partially offset by the $16.8 million acquisition-date fair value of the milestone payment to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cUTI in 2011.

Commitments and Contingencies

Legal Proceedings

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN, and in May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an NDA to the FDA seeking approval to market a generic version of CUBICIN. In March 2012, we filed a patent infringement lawsuit against Hospira in response to the ANDA filing, and in July 2012, we filed a new complaint against Hospira in response to Hospira’s amendment to its ANDA filing. In September 2012, we filed a patent infringement complaint against Hospira in response to its NDA filing. See the “Overview” section within this MD&A for additional information.

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

Calixa

If certain development, regulatory, or commercial milestones are achieved with respect to CXA-201, or other products that incorporate a novel anti-pseudomonal cephalosporin, CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. First patient enrollment in Phase 3 clinical trials for cIAI triggered a $30.0 million milestone payment that we made to the former stockholders of Calixa in January 2012. We may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa, including a $40.0 million milestone payment expected to be triggered in the first half of 2013 related to first patient enrollment in an open-label, Phase 3 clinical trial for VABP.

In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of September 30, 2012 and December 31, 2011, the contingent consideration related to the Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Contractual Obligations

Other than the repurchase of our 2.25% Notes in the second quarter of 2012 and the anticipated redemption of the remaining aggregate amount outstanding of our 2.25% Notes in the fourth quarter of 2012, as discussed in the “Liquidity and Capital Resources” section within this MD&A, our contractual obligations have not materially changed since February 27,

2012, the date we filed our 2011 Form 10-K. For more information on our contractual obligations, refer to our 2011 Form 10-K.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. A company will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption to have any impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2011. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K.

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.6 million on our fixed-rate investments as of September 30, 2012. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

As of September 30, 2012, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $55.6 million and $778.5 million, respectively. As of December 31, 2011, the fair value of the 2.25% Notes and 2.50% Notes was estimated by us to be $146.6 million and $675.6 million, respectively. We determined the estimated fair value of the 2.25% Notes and 2.50% Notes by using quoted market rates. As of September 30, 2012, if interest rates were to increase by 100 basis points, the fair value of our 2.25% Notes would decrease by an immaterial amount and our 2.50% Notes would decrease by approximately $1.7 million. In October 2012, we called for redemption the remaining $34.5 million aggregate principal amount of our outstanding 2.25% Notes.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•                  the ability to maintain and enforce U.S. and foreign patent protection for CUBICIN, including in the face of challenges, such as Hospira’s submissions to the FDA seeking approval to market generic versions of CUBICIN and asserting that each claim in our Orange Book-listed patents protecting CUBICIN in the U.S. is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug products described by Hospira’s ANDA, as amended, and NDA;

•                  the ability to maintain and grow market share and vial sales as the price of CUBICIN increases in a market that has shown only modest growth;

•                  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, availability of reimbursement, convenience, safety, efficacy and other factors;

•                  whether the Federal Trade Commission, or FTC, Department of Justice, or DOJ, or a third party seeks to challenge and is successful in such challenge of our settlement agreement with Teva Parenteral Medicines Inc., or Teva, and its affiliates;

•                  the impact on physicians’ perception and use of CUBICIN as a result of treatment guidelines that are published from time to time, including the treatment guidelines for MRSA infections published by the Infectious Diseases Society of America in early 2011;

•                  our reliance on third-party manufacturers, including our single source provider of the active pharmaceutical ingredient, or API, for CUBICIN and our two finished drug product suppliers (one of which is an affiliate of Hospira, the company that submitted filings to the FDA seeking to market its own generic versions of CUBICIN), to manufacture, store, release and deliver sufficient quantities of CUBICIN in accordance with current Good Manufacturing Practices, or cGMPs, and other requirements of the regulatory approvals for CUBICIN and to do so in accordance with a schedule to meet demand for our sales in the U.S. and for our supply obligations to our international CUBICIN distribution partners and to do so at an acceptable cost;

•                  the reimbursement policies of government and third-party payors;

•                  the level and scope of rebates, discounts, fees and other payments that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the 340B/PHS drug pricing program;

•                  future legislative and policy changes in the U.S. and other jurisdictions where CUBICIN is sold, including any changes to the existing U.S. health care reform enacted in March 2010 under the Affordable Care Act, or health care reform, additional U.S. health care reform legislation, price controls or taxes on pharmaceutical sales, or adoption of a generic drug user fee act that would provide additional revenue to reduce the review time for ANDAs;

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

As of September 30, 2012, CUBICIN had been approved or received an import license in more than 70 countries outside of the U.S. and is commercially available in more than 50 countries, including countries in the EU, Asia (including Japan) and Latin America. Our partners may not be successful in launching or marketing CUBICIN in their markets. For example, to date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates both in and outside the hospital in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the evolving commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

Beginning with our acquisition of Adolor in December 2011, we are also generating revenues from our sales of ENTEREG in the U.S., although such revenues have been and are anticipated to be much lower than our CUBICIN revenues.  Our ability to successfully sell ENTEREG depends on many of the same factors listed above that may impact our sales of CUBICIN, but as they relate to ENTEREG, including a potential ANDA challenge (see the next risk factor for additional information) and the following additional risks:

•                  Prior to this year, our sales force had never sold ENTEREG before or any product for the indication for which ENTEREG is approved, bowel resection surgery with primary anastomosis;

•                  ENTEREG and CB-5945 are peripherally-acting mu-opioid receptor antagonists intended to mitigate the GI side effects associated with acute postoperative or chronic (long-term) opioid pain management. If the use of drugs or techniques that reduce the requirement for opioid analgesics becomes more widespread, the market for ENTEREG and CB-5945 would decrease. For example, postoperative use of non-opioid analgesics (e.g. non-steroidal anti-inflammatory drugs such as parenteral acetaminophen) may reduce total opioid requirements. Novel analgesics which target other opioid receptor subtypes, non-opioid receptors or pain pathways are under development, and these novel analgesics may, if approved, compete with mu-opioid analgesics for acute or chronic pain management. If these analgesics significantly reduce the use of more traditional opioid analgesics, it would have a negative impact on the potential market for ENTEREG and CB-5945; and

•                  ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy, or REMS, and the product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients, consistent with the approved indication. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the Entereg Access Support and Education, or E.A.S.E.® program. If we were to provide ENTEREG to a hospital that is not enrolled in the E.A.S.E. program, we could face sanctions from the FDA.

We may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of CUBICIN, ENTEREG or our product candidates and research technologies.

CUBICIN Patents.  The primary composition of matter patent covering CUBICIN in the U.S. has expired. We own rights to patents directed toward methods of administration, methods of treatment and methods of manufacture of CUBICIN, as well as a patent covering CUBICIN produced by certain processes. We cannot be sure that patents will be granted on any pending patent applications for CUBICIN. Of particular concern for a company like ours that is dependent primarily upon one product to generate revenues and profits, which in our case is CUBICIN, is that third parties may seek approval to market generic versions of CUBICIN by filing applications with the FDA which they claim that the patents protecting CUBICIN, owned or licensed by us and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed.

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an NDA seeking approval to market a generic version of CUBICIN. Hospira’s third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the Orange Book. Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira’s ANDA, as amended, and NDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. On September 17, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such ANDA and from approving Hospira’s NDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before expiration of the respective 30-month period or otherwise shortens the respective 30-month period. The court has scheduled a trial date in these related actions beginning on February 18, 2014, and a Markman hearing on April 10, 2013. Until this is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in these litigations with Hospira, whether appealable or not, would likely cause our stock price to decline. Any final, unappealable, adverse result in these litigations would likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline.

In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve our patent infringement litigation with respect to CUBICIN. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us or if there are no longer any unexpired patents listed in the FDA’s Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist’s NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva’s generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019 (6,468,967 and 6,852,689), and the third is due to expire on June 15, 2016 (RE39,071). Since the settlement with Teva, we have listed the following patents in the Orange Book under our NDA covering CUBICIN:

•                  U.S. Patent 8,129,342, listed in March 2012, granted on March 6, 2012, and expiring on November 28, 2020;

•                  U.S. Patent 8,058,238, listed in December 2011, granted on November 15, 2011, and expiring on November 28, 2020; and

•                  U.S. Patent 8,003,673, listed in September 2011, granted on August 23, 2011, and expiring on September 4, 2028.

Teva may also sell daptomycin for injection product supplied by Cubist at an earlier date upon specified types of “at risk” launches of a generic daptomycin for injection product by a third party. The settlement agreement will remain in effect until the expiration of the term of the license granted by us to Teva and the expiration of a non-exclusive royalty-free license granted by Teva to us under any Teva U.S. patent rights that Teva has the right to license and that may be applicable to CUBICIN and the daptomycin for injection product to be supplied by us to Teva. Each of Cubist and Teva may terminate the settlement agreement in the event of a material breach by the other party. In addition, each party may terminate the license granted by it to the other party in the event of a challenge of the licensed patents by the other party. If this license becomes effective, or the license or settlement agreement terminates for the reasons stated in this paragraph, earlier than we anticipate, our business and results of operations could be materially impacted.

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

In addition to the Orange Book-listed patents covering ENTEREG and methods of treatment with ENTEREG, we have five years of new chemical entity, or NCE, exclusivity for ENTEREG that expires on May 20, 2013. The NCE exclusivity prevents the submission to the FDA of any application for approval of a generic pharmaceutical product containing alvimopan, the API in ENTEREG, until May 20, 2013, or May 20, 2012, if the applicant certifies that the patents covering ENTEREG are invalid, unenforceable, and/or will not be infringed by the generic product. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable. If we are unable to prevail in such a proceeding, our revenues for sales of ENTEREG will be negatively impacted.

General Proprietary Rights.  Our commercial success will depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN and U.S. patent protection for ENTEREG, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges. For our products and drug candidates where we cooperate with a partner or collaborator to enforce and defend the proprietary rights, such as CXA-201, CB-5945, ENTEREG and CB-625, our commercial success will depend in part on such partners or collaborators cooperating with us or doing the same on their own.

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

We rely on third parties to manufacture CUBICIN, ENTEREG and other products and product candidates that we are promoting and developing.

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

We contract with both Hospira Worldwide, Inc., or Hospira Worldwide, and Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our use in the U.S. and our international partners’ use in other markets outside the U.S. Hospira, which has submitted filings to the FDA seeking approval to market generic versions of CUBICIN, is an affiliate of Hospira Worldwide. Taking the CUBICIN API and turning it into finished drug product is a complex, carefully-specified process. For many of the non-U.S. markets in which CUBICIN is sold, either Hospira Worldwide or Oso is the sole supplier of one or more of the vial sizes that are sold in such markets. For ENTEREG, we rely on a primary supplier to manufacture and supply us with finished ENTEREG drug product for our use in the U.S.

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

Reliance on third-party suppliers also entails risks to which we would not be subject if we manufactured products or product candidates ourselves, including reliance, in part, on the third party for regulatory compliance and quality assurance, and some aspects of product release. We also rely on third-party suppliers for raw materials and key intermediates used in connection with manufacture of our product candidates, and any failure to supply in sufficient quantities could negatively impact development of such product candidates. Our third-party suppliers may not be able to comply with cGMP requirements in the U.S. or similar regulatory requirements outside the U.S. Failure of our third-party suppliers to comply with applicable regulations could result in their inability to continue supplying us in a timely manner and could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, suspension of manufacture, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance.

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

In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN, marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN if Hospira’s ANDA or NDA, or a third party’s filing to the FDA for approval to market a generic version of CUBICIN, is ultimately approved or a generic version of CUBICIN otherwise comes to market. CUBICIN also may face competition in the future from drug candidates currently in clinical development as treatments for cSSSI. These include oritavancin, which is being developed by The Medicines Company, tedizolid phosphate, which is being developed by Trius Therapeutics, Inc., dalbavancin, which is being developed by Duranta Therapeutics and ceftobiprole, which is being developed by Basilea Pharmaceutica AG.

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

We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, which we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials. We are now selling two products on our own, co-promoting a third product in the U.S. and have three product candidates in Phase 3 clinical trials. As a result, our expanded breadth of activities has been and is expected to continue taking up increasing time and attention of our business. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. Our ability to develop and grow the commercialization of our products, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, including the integration of our recently consummated acquisition of Adolor, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and resources.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and other personnel. In order to induce highly qualified and high performing employees to remain at Cubist, we provide competitive compensation packages, including stock options and restricted stock units, or RSUs, that vest over time. In the future, we expect to continue providing competitive compensation packages, including stock options, RSUs or other equity incentives to attract and retain employees. The value to employees of these equity-based incentives, particularly stock options, is significantly affected by movements in our stock price that we have limited control over and may at any time be insufficient to counteract more lucrative offers from other companies. We also have provided retention letters to our executive officers and certain other key employees. Despite our efforts to retain highly qualified and performing employees, members of our management, scientific, medical and sales teams, including some senior members, have in the past and may in the future terminate their employment with us. The failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results.

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

Except for CB-315, all of our drug candidates that have progressed to or beyond Phase 2 clinical trials, including CUBICIN, were not internally developed. We obtained the rights to these drugs through the in-licensing or acquisition of patent rights, product candidates and/or technologies from third parties. These types of activities represent a significant expense, as they generally require us to pay upfront payments, development and commercialization milestone payments and royalties on product sales to other parties. In addition, we may structure our in-licensing arrangements as cost and profit sharing arrangements, in which case we would share development and commercialization costs, as well as any resulting profits, with a third party.

We may not be able to acquire, in-license or otherwise obtain rights to additional desirable drug candidates or marketed drug products on acceptable terms or at all. In fact, we have faced and will continue to face significant competition for these types of drug candidates and marketed products from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more experience than we have in pharmaceutical development and sales and significantly more financial resources than we have. Because of the intense competition for these types of drug candidates and marketed products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Such competition and higher prices are most pronounced for late-stage candidates and marketed products, which have the lowest risk and would have the most immediate impact on our financial performance. If we need additional capital to fund our acquisition, in-licensing or otherwise obtaining rights to a drug candidate or marketed product, we would need to seek financing by borrowing funds or raising money through the capital markets. Given the current state of the financial and credit markets, it may be difficult for us to acquire the capital that we would need at an acceptable cost.

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

As noted above, one of the ways we intend to grow our pipeline and business is through acquisitions of other companies. We have limited experience in acquiring businesses. Acquisitions involve a number of particular risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of disclosed and undisclosed liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on synergies between the acquirer and acquiree.  If we are unable to realize such synergies, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products that we gain rights to through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness, and we may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets are constrained at the time we require funding. Furthermore, there is the risk that our valuation of an acquired product or business may turn out to be erroneous or inappropriate and thereby cause us to have overvalued an acquisition target. In addition, the accounting effect of the acquisition may be different than what we had anticipated. We also may have to adjust certain aspects of the accounting for acquisitions, such as goodwill, IPR&D, other intangible assets and contingent consideration over time as events or circumstances occur, which could have a material adverse effect on our results of operations.

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

For example, the FDA historically has not required placebo-controlled clinical trials demonstrating the superiority of a drug candidate to placebo for approval of antibiotics, but instead has relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment, and it must be shown that the product candidate is not less effective than the approved treatment by a defined margin. If the FDA were to require placebo-controlled clinical trials for approval of antibiotics, it could ultimately prevent commercialization of any new antibiotic product candidates that we are developing or may seek to develop, such as CXA-201 and CB-315. This would likely have a material adverse effect on our business and results of operations.

In addition, there has been a lack of clear guidance from the FDA concerning the appropriate non-inferiority margin for approval of antibiotics and, more particularly, to which study end point this should be applied, which has created some uncertainty about the standards for approval of antibiotics in the U.S.

Our plan is to seek approval for CXA-201 for the treatment of cUTI, cIAI, HABP and VABP in the U.S. and EU. In March 2012, the FDA released draft guidance for cUTI and in September 2012, released updated draft guidance for cIAI. In November 2010, the FDA also released draft guidance for nosocomial pneumonia (now referred to by the FDA as HABP and VABP). Based on recommendations at a recent FDA Anti-Infective Drugs Advisory Committee, in March 2012 we discussed with the FDA our proposed study design, required in order to seek approval for HABP and VABP in the U.S. Based on this discussion, our VABP study that we are designing for U.S. approval for HABP and VABP appears to be viable, and we plan to start an open-label, Phase 3 clinical trial in the first half of 2013.

Any consequences that the FDA’s approach has for any of the antibiotic product candidates that we are developing or may seek to develop may also be reflected in the approach adopted towards these products by the competent authorities in other countries. Furthermore, differing regulatory approval requirements in different countries complicates our ability to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability.

Mu-Opioid Products.  There is currently no formal FDA guidance relevant to our mu-opioid antagonist product candidate, CB-5945, which we are developing for the treatment of OIC in patients with chronic, non-cancer pain. Given the lack of formal guidance, we will need to agree with the FDA on the appropriate clinical trials required for approval in the U.S. We may not be able to agree upon a viable Phase 3 trial design in order to seek approval in the U.S. In addition, the FDA or regulatory agencies in other countries may change the requirements for approval of mu-opioid antagonists in the U.S. or such other countries, and/or may impose more stringent requirements, which would increase our development costs and could delay or prevent commercialization of CB-5945. For these reasons, we also cannot be sure that the FDA will approve our sNDA seeking label expansion for the use of ENTEREG to accelerate the time to upper and lower GI recovery in patients undergoing radical cystectomy, which we plan to submit to the FDA by the end of 2012.

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

We have incurred substantial operating losses in the past and may incur additional losses or fail to increase our profit.

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

In October 2010, we closed the issuance of $450.0 million aggregate principal amount of our 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase, in privately-negotiated transactions, approximately $190.8 million of the principal amount of the $300.0 million aggregate outstanding principal amount of our 2.25% Notes. In June 2012, we repurchased, in privately-negotiated transactions, $74.7 million of the principal amount of our 2.25% Notes, reducing the outstanding amount of the 2.25% Notes from $109.2 million to $34.5 million, at an average price of approximately $136.07 per $100 par value of debt. In October 2012, we called for redemption the remaining $34.5 million aggregate principal amount of our outstanding 2.25% Notes, and we elected to pay all settlements of the 2.25% Notes, under redemption or upon conversion, in cash, which will occur in the fourth quarter of 2012. Despite the net proceeds that we realized from the offering of the 2.50% Notes, we may be required to seek additional funds in the future due to economic and strategic factors. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our existing and any newly-acquired drug candidates, actively seek to acquire companies with marketed products or product candidates, acquire or in-license additional products or product candidates, expand our research and development activities and infrastructure and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased, redeemed or converted earlier, $450.0 million of aggregate principal amount of the 2.50% Notes will become due in November 2017. We have no committed sources of capital and do not know whether additional financing will be available when and if needed, or, if available, that the terms will be favorable to our stockholders or us, particularly if the credit and financial markets are constrained at the time we require funding.

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

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include the risks set forth elsewhere in this “Risk Factors” section and the following:

•                  if, in addition to Hospira, other third parties file applications with the FDA seeking approval to market generic versions of our products prior to the earlier of expiration of relevant patents owned or licensed by us or the date Teva is allowed to launch a generic version of CUBICIN under our settlement agreement with Teva and its affiliates, we may need to defend our patents, including by filing lawsuits alleging patent infringement, as we did in the Teva litigation that we settled and in the Hospira litigation in which we recently filed  complaints;

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

In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN, and in May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted an NDA to the FDA seeking approval to market a generic version of CUBICIN. In March 2012, we filed a patent infringement lawsuit against Hospira in response to the ANDA filing, and in July 2012, we filed a new complaint against Hospira in response to Hospira’s amendment to its ANDA filing. In September 2012, we filed a patent infringement complaint against Hospira in response to its NDA filing. For additional information regarding Hospira’s ANDA and NDA filings and the related patent litigation, see the risk factor above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights.

An adverse outcome in any patent litigation, including the litigation with Hospira, or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. For the reasons stated in this “Risk Factors” section above regarding the possibility that we may not be able to obtain, maintain or protect our proprietary rights, our stock price may decline. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources.

Revenues generated by our commercialized products, CUBICIN and ENTEREG, and products which we may commercialize in the future depend on reimbursement from third-party payors.

In both domestic and foreign markets, sales of CUBICIN, ENTEREG and any future drug product we may market are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal government programs, including Medicare and Medicaid, managed care providers, and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of CUBICIN or ENTEREG, related procedures or services, or any other future drug product we may market. If these entities do not provide coverage and reimbursement for CUBICIN or ENTEREG, or provide an insufficient level of coverage and reimbursement, CUBICIN or ENTEREG may be too costly for general use, and physicians may prescribe them less frequently. In a similar manner, levels of reimbursement for drug products by government authorities, private health insurers, and other organizations, such as managed care organizations, or MCOs, are likely to have an effect on the successful commercialization of DIFICID, which we co-promote, and our ability to attract collaborative partners to invest in the development of our product candidates.

In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the Medicaid rebate program, Medicare Parts A, B and D, 340B/PHS drug pricing programs and the Veterans Health Care Act of 1992 pricing program impact the revenues that we derive from CUBICIN and ENTEREG.

One impending federal government action with unknown, but potentially significant impact on our business is the Sequestration for the Medicare program, a feature of the Budget Control Act of 2011. Sequestration is a series of reductions to previously-planned federal spending for 2013-2021, which became mandates once the Congressional Joint Select Committee on Deficit Reduction (sometimes referred to as the “Super Committee”), failed to agree on an alternative deficit-reduction proposal to present to Congress. This $1.1 trillion of now-required cumulative spending reductions includes a 2% reduction in planned Medicare reimbursements, totaling $123 billion. Specifically, these reductions will impact reimbursement to hospitals (inpatient and outpatient), physicians, and Medicare managed care and prescription drug plans, under the Medicare Parts A, B and D, and Medicare Advantage programs. The significant magnitude of these payment reductions will place additional financial pressures on Medicare providers, particularly hospitals with heavy inpatient Medicare utilization. This could force these providers to take new measures to address this shortfall in previously-expected reimbursements. It is possible that these measures could result in heightened scrutiny and/or reduced purchasing of branded pharmaceuticals, such as CUBICIN, ENTEREG and any future drug product we may market. The Sequestration requirements can be reversed or modified by act of Congress, but it is likely that such an action would be conditioned upon instituting a different set of agreed reductions to future federal spending. Any such alternative spending reductions could impact sales of CUBICIN, ENTEREG and any future drug product we may market.

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

In response to certain legal actions and business pressures, both government payors (e.g., state Medicaid programs) and private payors have begun to move away from drug reimbursement based on average wholesale price. An increasing number of payors are instead adopting reimbursement based on new measures, such as average sales price, average manufacturer price and Actual Acquisition Cost, or AAC. The existing data for reimbursement based on these metrics is relatively limited. However, Medicaid programs for four states (Alabama, Oregon, California and Louisiana) have instituted AAC approaches for Medicaid pharmacy or physician reimbursement on some or all drugs, with reimbursement rates based on periodic surveys of pharmacies or physicians in each respective state. In addition, the Centers for Medicare and Medicaid Services, or CMS, has launched a program to conduct national surveys of pharmacies’ acquisition costs for drugs, to develop National Average Drug Acquisition Cost, or NADAC, data. CMS has also initiated development of another survey-based database of the average reimbursement amounts paid to pharmacies for each of their major customer classes. Referred to as National Average Retail Price, or NARP, that set of measures is intended to be used by state Medicaid programs to complement the NADAC. Use of NADAC and NARP are not required, but their availability could serve as a stimulus for AAC adoption by state Medicaid programs. The future implications of national, survey-based reimbursement data being used in specific states for all types of drugs and all classes of pharmacies is difficult to predict, but could result in lower levels of reimbursement for our products, which could affect our sales. In addition, it will be difficult to predict how all of these evolving reimbursement mechanics will impact the willingness of payors to cover CUBICIN or ENTEREG and the willingness of providers to purchase it.

Third-party payors, including the U.S. government and the governments of other countries, are increasingly challenging the prices charged for, and the cost-effectiveness of, medical products, and they are increasingly limiting both coverage and the level of reimbursement for prescription drugs. Also, the trend toward managed health care in the U.S. and other countries and the concurrent growth of organizations such as MCOs, as well as the implementation of health care reform, including the creation of accountable care organizations and integrated delivery networks, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us and approved by regulators. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

The budgetary difficulties for certain states in the U.S., while not as severe as those in the EU, are serious and increasing. Individual states’ responses to these financial pressures could result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including CUBICIN, ENTEREG or any future drug product we may market.

In another trend, various countries also are investigating completely new drug reimbursement methodologies, under which prices would be set largely on the basis of assumptions about a drug’s pharmaco-economic value. For example, in 2010 the United Kingdom, or UK, announced that, by 2014, it will begin determining reimbursement rates for new drug products based in large part on an assessment of the overall value of each drug’s benefits. In 2012, the UK has reaffirmed its intention to implement this approach within this announced timing. The impact on reimbursement for CUBICIN, or any future drug product we may market in such countries, incremental resources needed to manage submissions in such a regulatory environment and the potential for other countries adopting similar approaches are difficult to predict at this time.

Although not required by any legislative or regulatory mandates, payors in the U.S., particularly commercial managed care payors, have also begun to tie drug reimbursement to more rigorous pharmaco-economic standards. These payors are increasingly expecting and requiring pharmaceutical products to contribute tangibly to value-based patient outcomes in order to receive more favorable reimbursement levels and/or lower patient cost-sharing (e.g., co-payments). CUBICIN, ENTEREG and particularly any future drug product we may market, will need to meet these higher standards, or risk physicians and patients having less financial incentive to use them.

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

•                  the rate of patient enrollment, including limited availability of patients who meet the criteria for certain clinical trials or inability to enroll patients resulting from competing clinical trials by other parties evaluating compounds within the same or related drug classes as the drug candidates we are developing, which could impact enrollment rates based on competition for patients and delay completion of a competing clinical study sponsored by Cubist;

•                  our inability to manufacture, or obtain from a third-party manufacturer, sufficient quantities of acceptable products and comparator products for use in clinical trials;

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

•                  the difficulties and complexity of testing our drug candidates in clinical trials with pediatric patients as subjects, particularly with respect to CUBICIN, for which we are pursuing a U.S. regulatory filing to gain an additional six months of exclusivity based on safety and efficacy in pediatric patients, for which additional clinical trials will be required;

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

•                  the failure of our clinical investigational sites and related facilities and the clinical data collected and records kept at such sites to be in compliance with the FDA’s Good Clinical Practices, or EU legislation governing good clinical practice, including the failure to pass FDA, European Medicines Agency or EU Member State inspections of clinical trials—such failure at even one site in a multi-site clinical trial can impact the results or success of the entire trial;

•                  our inability to reach agreement with the FDA, the competent national authorities of EU Member States or the participating sites’ IECs on a trial design that we are able to execute, which could happen in the case of CUBICIN or ENTEREG, for example, with respect to U.S. pediatric clinical trials;

•                  the FDA or the competent national authorities of EU Member States, IECs or a Data Safety Monitoring Committee placing a trial on “clinical hold,” temporarily or permanently stopping a trial, or requesting modifications of a trial protocol for a variety of reasons, often due to safety concerns;

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

Selling a pharmaceutical product in the hospital setting presents certain challenges. Hospitals differ widely and each hospital’s or hospital group’s prescribing is influenced by a list of accepted drugs called a formulary. Most hospitals have a committee, often called a pharmacy and therapeutics committee, which meets periodically to determine which pharmaceutical products to add to the formulary. Many factors are assessed by such committees, including the cost of the drug and its pharmaco-economic profile. Once a product is on formulary, it is easier for a physician within a hospital or hospital group to prescribe the drug. Hospital formulary approval is critical if ENTEREG is to become a commercial success, and we cannot assure you that a sufficient number of hospitals will include ENTEREG on their formulary.  Notwithstanding success in registering hospitals in the E.A.S.E. program and having those registered hospitals include ENTEREG on the formulary, there can be no assurance that such hospitals will order ENTEREG in meaningful amounts, if at all.

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

Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN, we have made certain Phase 4 clinical study commitments to the FDA, including for studies of renally-compromised patients and pediatric patients. Further, we are required to conduct certain post-approval clinical studies of ENTEREG in pediatric patients and in patients undergoing radical cystectomy. We recently completed a radical cystectomy Phase 4 clinical trial of ENTEREG. Our business could be seriously harmed, particularly with respect to our CUBICIN or ENTEREG Phase 4 clinical study pediatric commitments, if we do not complete these studies at all or within the time limits imposed by the FDA and, as a result, the FDA imposes monetary fines on us.

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

Compliance/Fraud and Abuse.  We are subject to extensive and complex laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. We are subject to similar laws and regulations in other countries. While we have developed and implemented a corporate compliance program designed to promote compliance with applicable U.S. and other countries’ laws and regulations, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure or alleged failure to be in compliance with such laws or regulations. There appears to be a heightened risk of such investigations in the current environment, as evidenced by recent enforcement activity and pronouncements by the Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the use of a legal doctrine that could impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Other countries also have developed an array of legislative and regulatory provisions to combat fraud and abuse. Our partners responsible for authorization and marketing of CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Optimer co-promotes DIFICID along with us and, except for our co-promotion rights and our joint rights to review and approve promotional and medical affairs materials, is responsible for all aspects of the commercialization of DIFICID, including pricing, distribution and contracting, and will maintain a compliance program that is entirely independent of our compliance program. Any governmental or other actions brought against Optimer with respect to the commercialization of DIFICID could have a significant impact on our ability to successfully co-promote DIFICID and could subject us to investigation or other government actions. Adolor and/or Glaxo commercialized ENTEREG from 2008 until our acquisition of Adolor in December 2011 under each company’s own compliance program, which, prior to our acquisition of Adolor, we had no control over. We performed due diligence and are not aware of any compliance failures or violations at Adolor that could lead to a governmental or other action against Adolor with respect to the commercialization of ENTEREG. However, if there were any compliance issues that we are not aware of that lead to any such governmental or other action regarding the commercialization of ENTEREG, our ability to successfully commercialize ENTEREG could be significantly impacted, and we may be subject to investigation or other government actions.

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

•                  an adverse result in the litigation against Hospira to defend and/or assert our patents in connection with Hospira’s notifications to us that it had submitted filings to the FDA seeking approval to market generic versions of CUBICIN before the expiration of the Orange Book patents covering CUBICIN;

•                  whether additional third parties submit filings with the FDA seeking approval to market generic versions of our products prior to expiration of relevant patents owned or licensed by us and the results of any litigation that we file to defend and/or assert our patents against such third parties;

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1*	Amended Short-Term Incentive Plan Terms and Conditions, effective as of July 2, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*     Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

November 5, 2012
By:
/s/ David W.J. McGirr
David W.J. McGirr
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Finance and Accounting Officer)