Form 10-K
period 2012-12-31
CUBIST PHARMACEUTICALS INC
filed 2013-02-27
CIK 912183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 29, 2012, (without admitting that any person whose shares are not included in the calculation is an affiliate) was $2.4 billion computed based on a per share price of $37.91, the closing price of our common stock, as reported on the NASDAQ Global Select Market on June 29, 2012. The number of outstanding shares of common stock of Cubist on February 13, 2013, was 64,917,350.

DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS
ANNUAL MEETING OF STOCKHOLDERS, WHICH IS EXPECTED TO BE HELD ON JUNE 12, 2013,
ARE INCORPORATED BY REFERENCE INTO PART III.

Cubist Pharmaceuticals, Inc.
Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document contains and incorporates by reference "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue," "believe," "plan," "intend," "estimate," or other similar words. You are cautioned that forward-looking statements are based on current expectations, and are inherently uncertain, and you should not place substantial reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties discussed in Item 1A under the heading "Risk Factors" in this Annual Report on Form 10-K. The information contained in this Annual Report on Form 10-K is provided by us as of the date of this Annual Report on Form 10-K, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

        Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding our expectations with respect to:

  (i)
  our financial performance, including revenues, expenses, capital expenditures, gross margin and income taxes and our expected available cash and use of cash;

  (ii)
  the commercialization and manufacturing of CUBICIN® (daptomycin for injection), ENTEREG® (alvimopan), and our other products and product candidates and the commercial success of DIFICID® (fidaxomicin);

  (iii)
  the strength of our intellectual property portfolio protecting CUBICIN, ENTEREG or our product candidates, and our ability to successfully enforce this intellectual property portfolio;

  (iv)
  the development, regulatory filing and review, timing of commercial launches and commercial potential of our products and product candidates, such as ceftolozane/tazobactam (formerly known as CXA-201), bevenopran (formerly known as CB-5945) and surotomycin (formerly known as CB-315), and the costs and expenses related thereto, including (a) the anticipated timing and results of our clinical trials, timing and results of our meetings with, and submissions to, regulatory authorities, including our submission of a supplemental New Drug Application seeking label expansion for the use of ENTEREG and (b) the timing of our New Drug Application seeking approval of ceftolozane/tazobactam for the treatment of complicated urinary tract infections and complicated intra-abdominal infections indications; and

  (v)
  our plans to (a) continue adding products and product candidates through internal development, in-licensing and acquisition and (b) expand our international operations.

PART I

ITEM 1.    BUSINESS

Overview

        Cubist Pharmaceuticals, Inc., which we refer to as "we," "Cubist," or the "Company," is a biopharmaceutical company focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used, in hospitals and other acute care settings, including home infusion and hospital outpatient clinics.

        We were incorporated as a Delaware corporation in 1992. Our shares are listed on the NASDAQ Global Select Market, where our trading symbol is CBST. Our principal offices are located at 45, 55 and 65 Hayden Avenue, Lexington, Massachusetts 02421. Our telephone number is 781-860-8660, and our website address is www.cubist.com.

        For information regarding revenue and other information concerning our results of operations for our one reporting segment and geographic information for each of our last three fiscal years, refer to our consolidated financial statements and the accompanying notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of Part II of this Annual Report on Form 10-K.

Products and Product Candidates

        The success of our business is primarily dependent upon our ability to discover or in some way to acquire rights to products, and to develop and commercialize our current and future products and product candidates. The following table summarizes important information about our products, including our one co-promoted product, and our clinical-stage product candidates:

Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
CUBICIN®	Worldwide, exclusive rights as a result of acquiring and exclusively licensing technology from Eli Lilly & Co, or Eli Lilly; Cubist commercializes CUBICIN in the United States, or U.S. Cubist has entered into agreements with international alliance partners for the distribution of CUBICIN outside of the U.S.	Approved in the U.S. for: complicated skin and skin structure infections, or cSSSI, caused by certain Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (S. aureus), or MRSA, and methicillin-susceptible S. aureus, or MSSA, and S. aureus bacteremia, including right-sided endocarditis, or RIE, caused by MRSA and MSSA; approved in the European Union, or EU, Japan and over 40 other countries for similar indications.	Approved by the U.S. Food and Drug Administration, or FDA, and launched by Cubist in the U.S. in 2003; expanded label approved in 2006; approved by the FDA in 2010 for once-a-day dosing as a 2-minute intravenous, or I.V., injection; commercially available in over 50 countries outside of the U.S.; additional launches ongoing.

Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
ENTEREG®	Worldwide, exclusive rights as a result of our December 2011 acquisition of Adolor Corporation, or Adolor, which acquired such rights through an exclusive license from Eli Lilly and Shire U.S. Inc., or Shire.	Approved in the U.S. for: acceleration of upper and lower gastrointestinal, or GI, recovery following partial large or small bowel resection surgery with primary anastomosis; ENTEREG is not approved for sale outside the U.S.	Approved by the FDA and launched in the U.S. in 2008 by Adolor and Glaxo Group Limited, or Glaxo; Adolor acquired all commercialization rights back from Glaxo in September 2011; Cubist commercializing since acquisition of Adolor. A supplemental New Drug Application, or sNDA, seeking label expansion submitted in December 2012.
DIFICID®	Co-promotion rights in the U.S. through an agreement with Optimer Pharmaceuticals, Inc., or Optimer.	Approved in the U.S. for: clostridium difficile-associated diarrhea, or CDAD.	Approved by the FDA and launched in the U.S. in 2011 by Optimer and Cubist under co-promotion agreement. Co-promotion agreement expires in July 2013.
Ceftolozane/tazobactam(1)
Worldwide (except in select Asia-Pacific and Middle Eastern territories), exclusive rights to manufacture, market and sell and worldwide rights to develop as a result of December 2009 acquisition of Calixa Therapeutics Inc., or Calixa, which acquired such rights pursuant to an agreement with Astellas Pharma Inc., or Astellas.
In development for: complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP.
Cubist initiated Phase 3 clinical trials in 2011 for the treatment of cUTI and cIAI. Cubist intends to initiate Phase 3 clinical trials for the treatment of VABP in 2013. (The Phase 3 clincal trial for the treatment of VABP, if successful, could result in a label for both HABP and VABP in the U.S.)
Surotomycin(2)	Worldwide, exclusive rights; developed internally.	In development for: CDAD.	Cubist initiated Phase 3 clinical trials in July 2012.
Bevenopran(3)	Worldwide, exclusive rights as a result of our December 2011 acquisition of Adolor, which acquired such rights through an exclusive license from Eli Lilly.	In development for the U.S. market for: opioid-induced constipation, or OIC, in patients with chronic, non-cancer pain.
Cubist initiated a Phase 3 long-term safety study in October 2012. Cubist intends to initiate enrollment in Phase 3 efficacy trials for bevenopran in the first half of 2013. Cubist made a decision in the fourth quarter of 2012 to deprioritize and delay efforts to develop bevenopran for the EU market.

Products/Product Candidates	Cubist's Rights	Indication(s)/Potential Indication(s)	Commercial or Development Status
CB-625	Worldwide, exclusive rights to develop, manufacture and commercialize through an agreement with Hydra Biosciences, Inc., or Hydra.	In development for: acute pain.	Clinical Trial Authorization, or CTA, filed in the EU in December 2011; Cubist conducted a Phase 1 clinical trial in 2012; additional Phase 1 clinical and non-clinical studies are currently underway. Cubist intends to make a decision in the first half of 2013 whether to proceed with further clinical studies.

(1)
Formerly known as CXA-201
(2)
Formerly known as CB-315
(3)
Formerly known as CB-5945

        Additional information about our products and product candidates is discussed below.

Marketed Products

CUBICIN

        We currently derive most of our revenues from CUBICIN (daptomycin for injection), which we launched in the U.S. in November 2003 and commercialize on our own in the U.S. CUBICIN is a once-daily, bactericidal, I.V. antibiotic with activity against certain Gram-positive organisms, including MRSA. CUBICIN is approved in the U.S., EU and Japan for the indications identified in the table above. The following is a breakdown of our revenues from CUBICIN:

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)
U.S. CUBICIN revenues, net	$809.2	$698.8	$599.6
International CUBICIN revenues	50.5	36.7	25.3

Total worldwide CUBICIN revenues, net	$859.7	$735.5	$624.9

  U.S. Markets:

        As of December 31, 2012, CUBICIN has been used in the treatment of an estimated 1.7 million patients in the U.S. We believe that CUBICIN provides important advantages, including:

  •
  its rapid bactericidal properties demonstrated in vitro;

  •
  its mechanism of action;

  •
  its established safety profile; and

  •
  its indication for S. aureus bloodstream infections, including RIE.

        We market CUBICIN to more than 2,000 U.S. institutions (hospitals and outpatient acute care settings) that account for approximately 80% of the total market opportunity for I.V. antibiotics to treat serious Gram-positive infections in the U.S. As of December 31, 2012, CUBICIN had approximately 14% share of this market, based on days of therapy, on a rolling 12-month basis.

        Our sales and marketing efforts are led by our in-house marketing team and our acute care sales force, which includes key account managers, or KAMs, sales representatives, known as clinical business managers, their management teams, regional access managers, or RAMs, and the RAMs' management teams. The KAMs are responsible for developing and maintaining accounts for our large hospital systems. The RAMs' primary objective is to manage the transition of CUBICIN use from the inpatient to the outpatient settings, such as home infusion and physician office infusion settings.

  ANDA Notification/Patent Litigation in U.S.:

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying us that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN, and in May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted a New Drug Application, or NDA, to the FDA seeking approval to market a generic version of CUBICIN. In March 2012, we filed a patent infringement lawsuit against Hospira in response to its ANDA filing, and in July 2012, we filed a new complaint against Hospira in response to Hospira's amendment to its ANDA filing. In September 2012, we filed a patent infringement complaint against Hospira in response to its NDA filing. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

        In April 2011, we entered into a settlement and license agreement, or settlement agreement, with Teva Parenteral Medicines Inc., or Teva, and its affiliates to resolve patent infringement litigation with respect to CUBICIN. We originally filed a patent infringement lawsuit against Teva in March 2009 in response to a February 2009 notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

  International Markets:

        Following its U.S. launch, CUBICIN has received regulatory approvals in many markets outside the U.S., including the EU and Japan, with indications generally similar to the approved indications in the U.S. As of December 31, 2012, CUBICIN was commercially available in more than 50 countries. We have established distribution agreements with other companies for commercialization of CUBICIN in these ex-U.S. countries.

        Outside of the U.S., where outpatient infusion is a less-established practice, the use of CUBICIN is primarily in the hospital setting. Our revenues from sales of CUBICIN by our international partners were up 38% in 2012 compared to 2011. Our total international revenues are primarily based on sales of CUBICIN by Novartis AG, or Novartis, our distribution partner in the EU, which sells CUBICIN through a subsidiary. In addition to the EU, Novartis has rights to develop, market and sell CUBICIN in Australia, New Zealand, India, and certain Central American, South American and Middle Eastern countries. Unless terminated earlier, in accordance with its terms, our license agreement with Novartis' subsidiary expires on the later of: (a) expiration of the last-to-expire of the CUBICIN patents owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; (b) the date on which there no longer exists a claim of a pending CUBICIN patent application owned by Cubist or jointly-owned by Cubist and Novartis' subsidiary; and (c) the earlier of: (i) generic daptomycin sales reaching 30% of the total market share for all daptomycin sales in Novartis' territory, and (ii) June 30, 2020. AstraZeneca AB has rights to develop, market and sell CUBICIN in China as well as more than 100 additional countries around the world, and Merck & Co., Inc., or Merck, through its wholly-owned subsidiary, MSD Japan, has rights to develop, market and sell CUBICIN in Japan. Other international partners for CUBICIN include Medison Pharma, Ltd. for Israel, Sunovion Pharmaceuticals, Inc. for Canada, TTY BioPharm for Taiwan, and Kuhnil Pharma Co., Ltd. for South Korea. Each distribution partner is responsible for seeking regulatory approvals to market CUBICIN and for selling and marketing CUBICIN in its territory. We are responsible for manufacturing and supplying CUBICIN to our partners in exchange for a transfer price and for most of our partners a possible additional royalty.

  Medical Need:

        The growth in prevalence of drug-resistant bacterial pathogens has led to increased mortality rates, prolonged hospitalizations, and increased health care costs. The resistant organisms have emerged from both the Gram-positive and Gram-negative classes of bacteria. Gram-positive bacteria are differentiated from Gram-negative bacteria by the differences in the structure of the bacterial cell wall. These differing cellular structures greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site.

        CUBICIN's spectrum includes activity against strains of Gram-positive pathogens that are both susceptible and resistant to other antibiotic therapies. In particular, CUBICIN is potent and rapidly bactericidal in vitro against isolates of S. aureus that are both susceptible and resistant to other antibiotics. According to the most recent surveillance study, more than 99.9% of strains of S. aureus were susceptible to daptomycin, consistent with surveillance studies conducted since daptomycin was launched in 2003.

  Clinical Development:

        We continue to undertake research and development in seeking to add to the medical knowledge regarding CUBICIN. We also conduct post-marketing research agreed to with the FDA, such as a study of CUBICIN in renally-compromised patients and pediatric studies in cSSSI and bacteremia that are part of a commitment under the Pediatric Research Equity Act. In addition, Cubist is working with the FDA on a pediatric study design that may be sufficient to obtain an additional six months of U.S. market exclusivity. If such exclusivity is obtained, the non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. that we granted to Teva as part of our settlement of our patent litigation with Teva, will begin on June 24, 2018, rather than December 24, 2017. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

  Source of Rights:

        We have acquired and exclusively licensed technology from Eli Lilly related to the composition, manufacture, and/or use of daptomycin. To date, under our agreements with Eli Lilly through which we acquired these rights, we have made payments to Eli Lilly of $1.2 million for milestones, which were paid in Cubist common stock. In addition, in July 2003, we issued to Eli Lilly $8.0 million of our common stock in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. In March 2005, we issued to Eli Lilly $20.0 million of our common stock in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. As of December 31, 2012, we have paid Eli Lilly approximately $453.0 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier, our license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents acquired or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, or UK, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

ENTEREG

        In December 2011, we completed the acquisition of Adolor, at which time Adolor became a wholly-owned subsidiary of Cubist. Under the terms of the agreement and plan of merger, we paid approximately $220.8 million in cash to the former stockholders of Adolor. We also granted contingent payment rights, or CPRs, to the former stockholders of Adolor, which represent the right to receive payments in addition to the upfront purchase price, up to a maximum amount of $4.50 in cash for each share owned, or $233.8 million in aggregate for all stockholders, upon achievement of certain regulatory milestones, sales milestones or a combination of both, related to the clinical-stage product candidate, bevenopran. See Note D., "Business Combinations and Acquisitions," in the accompanying notes to consolidated financial statements for additional information.

        In connection with the acquisition, we acquired rights to Adolor's marketed product, ENTEREG (alvimopan), which is an oral, peripherally-acting mu opioid receptor antagonist. ENTEREG is indicated in the U.S. to accelerate upper and lower GI recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG was launched in June 2008 in the U.S. in collaboration with Glaxo. Adolor reacquired all commercialization rights to ENTEREG from Glaxo, effective September 1, 2011. See the "Source of Rights" section of this Item 1 for additional information.

  U.S. Markets:

        There are more than 4,000 hospitals in the U.S. that perform bowel resection surgeries, with approximately 1,600 hospitals collectively performing approximately 80% of such surgeries. We are utilizing our approximately 200-person acute care hospital sales organization in the U.S. to promote ENTEREG. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy, or REMS, and the product labeling currently carries a boxed warning restricting ENTEREG to only short-term (15 doses) use in hospitalized patients. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the ENTEREG Access Support and Education, or E.A.S.E.®, program.

  Medical Need:

        The impairment of GI motility after intra-abdominal surgery can be associated with abdominal distension and bloating, persistent abdominal pain, nausea and vomiting, delayed passage of a stool or an inability to pass flatus (gas) and an inability to intake a solid food diet. Delayed GI recovery following bowel resection surgery can postpone hospital discharge until its resolution, resulting in an increased cost burden on hospitals.

  Clinical Development:

        The FDA recently completed a post-marketing drug safety evaluation, or PDSE, of ENTEREG to identify any new serious adverse events not previously observed during the development of ENTEREG, highlight any known side effects reported in unusual numbers or report potential new safety concerns now that ENTEREG is being used in the general population. The FDA concluded that the PDSE did not require any changes to the ENTEREG label.

        Adolor began a Phase 4 clinical trial in 2009 to satisfy an FDA post-approval requirement to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy. Radical cystectomy involves extensive resection of abdominal and pelvic structures, including the bowel, resulting in patients being at high risk of delayed GI recovery. Approximately 280 subjects were enrolled in the trial. In April 2012, we announced that this clinical study met its primary endpoint of time to achieve recovery of both upper and lower GI function. In December 2012, we submitted an sNDA seeking label expansion for the use of ENTEREG to accelerate GI recovery following any surgery that includes a bowel resection with primary anastomosis. In addition, consistent with FDA regulations and the ENTEREG approval letter, two pediatric Phase 4 clinical trials are required. We expect the first of these studies to be initiated during 2013; however, further discussions with the FDA around this program are expected prior to initiation.

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

        In April 2002, Adolor entered into a collaboration agreement with Glaxo, in which Glaxo received exclusive, worldwide rights to develop and commercialize ENTEREG for certain indications. In June 2011, Glaxo and Adolor entered into a termination agreement whereby Adolor agreed to reacquire Glaxo's rights to ENTEREG in exchange for Adolor's agreement to pay Glaxo: i) $25.0 million, of which $2.5 million was paid by Adolor prior to the acquisition; ii) tiered, single-digit royalties on annual net sales of ENTEREG, subject to reductions based upon certain conditions; and iii) a one-time, sales-based milestone of $15.0 million upon achievement of a predetermined level of sales in a given year. Effective September 1, 2011, Adolor assumed all responsibilities related to the commercialization of ENTEREG. In December 2011, Cubist assumed the obligations owed to Glaxo as a result of the acquisition of Adolor. Cubist made an annual payment of $3.0 million to Glaxo in 2012, and the remaining $19.5 million is payable in five installments over the next five years. We do not expect to achieve the one-time sales-based milestone in 2013.

DIFICID

        In April 2011, we entered into a co-promotion agreement with Optimer, in which Optimer engaged Cubist as its exclusive partner to promote and provide medical affairs support for DIFICID (fidaxomicin) in the U.S. DIFICID was approved by the FDA in May 2011 for the treatment of CDAD and launched in the U.S. in July 2011. The two-year term of the co-promotion agreement ends in July 2013. Under the co-promotion agreement:

  •
  Optimer and Cubist co-promote DIFICID to physicians, hospitals, long-term care facilities and other health care institutions as well as jointly provide medical affairs support for DIFICID.

  •
  Optimer is responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID.

  •
  We receive a quarterly service fee of $3.8 million, and in 2012, we received: (i) a $5.0 million bonus for the achievement of the annual sales target for the first sales year; and (ii) a $3.5 million payment, representing a portion of Optimer's gross profits on net sales of DIFIID in the U.S. that exceeded the annual sales target for the first sales year.

  •
  We are also eligible to receive additional service revenue in 2013 if a mutually agreed-upon annual sales target, established upon execution of the co-promotion agreement, is achieved, as well as a portion of Optimer's gross profits on net sales of DIFICID above the specified annual target for the second sales year.

        See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

Late-Stage Product Candidates

Ceftolozane/tazobactam

        In connection with our acquisition of Calixa in December 2009, we acquired rights to ceftolozane/tazobactam, an I.V. antibiotic combination of a novel anti-pseudomonal cephalosporin, CXA-101, which Calixa licensed from Astellas, and the beta-lactamase inhibitor, tazobactam. We are developing ceftolozane/tazobactam as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa. Phase 3 clinical trials for cUTI and cIAI commenced in 2011. We plan to file an NDA with the FDA for the cUTI and cIAI indications within approximately six months of obtaining data from the trials, and subsequently file a marketing authorization application outside the U.S., assuming positive Phase 3 clinical trial results in both indications. We are also planning to pursue the development of ceftolozane/tazobactam as a potential treatment for HABP and VABP and expect to begin an open-label, Phase 3 clinical trial of ceftolozane/tazobactam for VABP in 2013. See Note C., "Business Agreements," and Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

  Source of Rights:

        Under our license agreement with Astellas, as amended, we have the exclusive rights to manufacture, market and sell any eventual products that incorporate CXA-101, including ceftolozane/tazobactam, in all territories of the world except select Asia-Pacific and Middle Eastern territories, and to develop such products in all territories of the world. Under the license agreement with Astellas, we have an obligation to make remaining milestone payments to Astellas that could total up to $40.0 million if certain specified development, regulatory and sales events are achieved with respect to ceftolozane/tazobactam. In addition, if ceftolozane/tazobactam is successfully developed and commercialized, we have an obligation to pay Astellas tiered single-digit royalties on net sales.

Surotomycin

        Surotomycin is an oral lipopeptide with rapid in vitro bactericidal activity against Clostridium difficile, or C. difficile, which is an opportunistic anaerobic Gram-positive bacterium which causes CDAD. We initiated Phase 3 clinical trials of surotomycin in July 2012. Current therapeutic options for treating CDAD are limited and include DIFICID. Up to 25% of patients treated with current therapies have a recurrence of their disease, which is associated with significant mortality risk. Although DIFICID offers an improvement in sustained clinical response, we believe that alternative agents are needed.

  Source of Rights:

        Surotomycin was discovered internally by Cubist. As a result, we are not obligated to make milestone payments or pay sales-based royalties in the event surotomycin is successfully developed or commercialized.

Bevenopran

        Bevenopran is an oral, peripherally-acting mu opioid receptor antagonist, acquired from Adolor. It is currently in development for the treatment of OIC in patients with chronic, non-cancer pain, and in which there are currently no approved therapies by the FDA. Mu opioid receptors in the GI tract (characterized as peripheral mu opioid receptors as they reside outside the central nervous system) regulate functions such as motility, secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other opioid analgesics, disrupts normal gut motility resulting in non-propulsive contractions of the bowel wall, ultimately delaying transit time of intestinal contents.

This is the primary mechanism underlying OIC. In October 2012, we announced first patient enrollment in a Phase 3 long-term safety study of bevenopran, which is one of four planned registrational studies in patients with chronic, non-cancer pain. We expect to begin enrollment in Phase 3 efficacy trials for bevenopran in the first half of 2013.

  Source of Rights:

        In September 2009, Adolor acquired the exclusive worldwide rights to bevenopran from Eli Lilly for an upfront payment, milestone payments that are contingent upon achievement of pre-defined, late-stage clinical and regulatory events and achievement of certain sales targets, and single-digit royalties on net sales of the product. We assumed the obligation to pay these milestones upon the acquisition of Adolor. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

Early-Stage and Pre-Clinical Programs

CB-625

        In December 2012, we completed a research collaboration with Hydra, under which we identified novel ion channel compounds that target the human Transient Receptor Potential Ankyrin repeat 1, or TRPA1, receptor. In December 2011, we filed a CTA, the filing necessary to commence clinical trials in the EU, for a potent, selective TRPA1 antagonist, CB-625, and paid a $5.0 million milestone to Hydra in January 2012 as a result of the CTA filing. We conducted a Phase 1 clinical trial in the first quarter of 2012 to evaluate the potential of TRPA1 to treat acute pain and certain inflammatory conditions. Additional Phase 1 clinical studies as well as formulation work and non-clinical studies are currently ongoing. We expect to make a decision in the first half of 2013 on whether or not to proceed with further clinical studies.

        We are working on several pre-clinical programs, addressing areas of significant medical needs. These include therapies to treat various serious bacterial infections and agents to treat acute pain. We have ongoing collaborations and agreements with third parties that are focused on the research and development of acute care products.

Research and Development Expenditures

        Our research and development expenditures, which include research and development related to CUBICIN, were $277.7 million, $184.5 million and $157.9 million in 2012, 2011 and 2010, respectively. Based on our ongoing investments in CUBICIN and the progression of our product pipeline programs, particularly ceftolozane/tazobactam, surotomycin and bevenopran, we expect that our expenditures in research and development will increase by approximately $100 million in 2013 as compared to 2012.

Significant Customers

        The following table sets forth our net revenues from our three largest customers as a percentage of total net revenues for the periods presented:

	Percentage of Total Net Revenues for the Years Ended December 31,
	2012	2011	2010
AmerisourceBergen Drug Corporation	20%	21%	25%
Cardinal Health, Inc.	18%	21%	22%
McKesson Corporation	18%	17%	17%

Competition

CUBICIN

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from other commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox®, marketed by Pfizer, Inc., or Pfizer; Synercid®, marketed by King Pharmaceuticals, Inc., which is now a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIV™ (telavancin), which is being marketed in the U.S. by Theravance, Inc.; and Teflaro®, which was launched by Forest Laboratories, Inc., or Forest, in January 2011. In particular, vancomycin has been a widely-used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for 70% of sales in this market, based on days of therapy.

        In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN, marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S. from a generic version of CUBICIN if Hospira's ANDA or NDA is ultimately approved or its generic version of CUBICIN otherwise comes to market or a third party files an ANDA or NDA that is ultimately approved or its generic version of CUBICIN otherwise comes to market. See the "Intellectual Property Portfolio" section of this Item 1 for additional information.

        CUBICIN also may face competition in the future from several drug candidates currently in clinical development as treatments for cSSSI.

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

Intellectual Property Portfolio

        We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. Except as specifically noted below, the patent rights described below may be subject to potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. For example, in the U.S. under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which is described in more detail below under the "Government Regulation" section of this Item 1, a portion of the patent term lost during product development and FDA review of an NDA or an application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FD&C Act, is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term extension period is generally one-half the time between the effective date of the Investigational New Drug Application, or IND, and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of patent term extension is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for the patent term extension.

        As of February 7, 2013, Cubist and its subsidiaries owned or co-owned 67 issued U.S. patents, 32 pending U.S. patent applications, 171 issued foreign patents and 140 pending foreign patent applications. Not included in these totals are the patents and patent applications that Cubist exclusively licenses. Additional patent filings relating to our product and product candidates described below may be made in the future.

        Our trademarks, CUBICIN, ENTEREG and Cubist, are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office, or PTO, and in other countries.

CUBICIN

        We have acquired exclusive rights to licensed technology from Eli Lilly related to the composition, manufacture, and/or use of daptomycin, the active ingredient in CUBICIN. The primary composition of matter patent covering daptomycin in the U.S. has expired; however, currently there are seven issued U.S. patents owned by Cubist that cover the drug product, manufacture, and/or administration or use of daptomycin. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
RE39,071	June 2016
6,468,967	September 2019
6,852,689	September 2019
6,696,412	November 2020
8,058,238	November 2020
8,129,342	November 2020
8,003,673	September 2028

        In addition, we have filed a number of patent applications in our name relating to the composition, manufacture, administration and/or use of daptomycin and/or other lipopeptides. The patent term extension for CUBICIN that was applied to U.S. Patent 4,885,243 has now expired.

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of daptomycin for injection (the active ingredient in CUBICIN). Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. Hospira's second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an NDA under Section 505(b)(2) of the FD&C Act seeking approval to market a generic version of CUBICIN. Hospira's third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book. Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira's ANDA, as amended, and NDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira's amendment to its ANDA. On September 17, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA's approval of Hospira's ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira's generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney's fees. By statute, the FDA is automatically prohibited from approving Hospira's ANDA for 30 months from Cubist's receipt of Hospira's first Paragraph IV notification letter for such ANDA and from approving Hospira's NDA for 30 months from Cubist's receipt of Hospira's first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the respective 30-month period or otherwise shortens the respective 30-month period. The court has scheduled a trial date in these related actions beginning on February 18, 2014, and a claim construction hearing (commonly referred to as a Markman hearing) on April 10, 2013. Any final, unappealable, adverse result in these litigations would likely have a material adverse effect on our results of operations and financial condition. We are confident in our intellectual property portfolio protecting CUBICIN, including the patents listed in the Orange Book.

        In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017; and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or if there are no longer any unexpired patents listed in the Orange Book as applying to our NDA covering CUBICIN. The license is granted under the patents that were the subject of the litigation, any other patents listed in the Orange Book as applying to Cubist's NDA covering CUBICIN, and any other U.S. patents that we have the right to license and that cover Teva's generic version of daptomycin for injection. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. Two of the three patents that were the subject of the litigation are currently due to expire on September 24, 2019, and the third is due to expire on June 15, 2016. In September 2011, we listed U.S. Patent 8,003,673, which was granted on August 23, 2011, and expires on September 4, 2028, in the Orange Book under our NDA covering CUBICIN. In December 2011, we listed U.S. Patent 8,058,238, which was granted on November 15, 2011, and expires on November 28, 2020, in the Orange Book under our NDA covering CUBICIN. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of "at risk" launches of a generic daptomycin for injection product by a third party.

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

ENTEREG

        We have acquired exclusive rights to licensed technology from Eli Lilly related to the composition, manufacture, administration and/or use of alvimopan, the active ingredient in ENTEREG. Currently, there are four issued U.S. patents that cover the drug product, manufacture, and/or administration or use of alvimopan. These patents and their expiration dates are as follows:

Patent No.	Expiration Date
5,434,171	December 2013
5,250,542	March 2016
6,469,030	November 2020
8,112,290	July 2030

        In addition to the patents related to ENTEREG, alvimopan is classified as a new chemical entity, or NCE, under the Hatch-Waxman Act.

Other Patents

        We own the rights to patents covering our late-stage product candidates, as follows:

Patent No.	Expiration Date
CXA-101/Ceftolozane/tazobactam(1):
• EP 1 556 389 B1	December 2023
• 7,129,232	October 2024
Surotomycin(2):
• 7,335,725	December 2020
Bevenopran(3):
• 7,560,463	September 2023
• 7,381,719	May 2025

(1)
Patents covering the novel CXA-101 compound, and products containing that compound extend through at least 2023 in Europe and through October 2024 in the U.S. and are exclusively licensed to Cubist by Astellas.

(2)
Patents covering the composition of matter and its manufacture and use; additional patent pending in the U.S. with expiration no earlier than December 2029.

(3)
Patents covering the composition of bevenopran in the U.S. and various foreign countries are exclusively licensed to Cubist from Eli Lilly; additional pending patent applications in the U.S. and certain foreign countries claiming the use of bevenopran for the treatment of OIC.

Manufacturing and Supply

CUBICIN

        We outsource many of our supply chain activities, including: (i) manufacturing the active pharmaceutical ingredient, or API, for CUBICIN; (ii) processing to convert CUBICIN API into its finished, vialed and packaged formulation; and (iii) managing warehousing and distribution of CUBICIN to our customers, and performing the order processing, order fulfillment, shipping, collection and invoicing services related to our CUBICIN product sales in the U.S.

  API:

        We have a manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, pursuant to which ACSD manufactures and supplies us API for CUBICIN, on an exclusive basis, for commercial purposes. ACSD also manufactures API for our CUBICIN clinical trials. Pursuant to our agreement with ACSD, as amended, ACSD currently stores some CUBICIN API at its facilities in Italy. Under the agreement, we are required to purchase a certain percentage of our requirements for CUBICIN API from ACSD, and we pay ACSD for CUBICIN API based upon a volume-based pricing schedule. ACSD completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility in 2011 to increase production capacity. Our agreement with ACSD currently is set to expire on December 31, 2015, but will extend for an additional two-year term, provided that Cubist and ACSD negotiate in good faith a revision to the prices charged for CUBICIN API based on ACSD's then current costs to manufacture CUBICIN API unless: (a) the agreement is earlier terminated in accordance with its terms; or (b) Cubist notifies ACSD by December 31, 2014, that we do not desire to extend the term. After the initial two-year extension, we may extend the term of the agreement, at our option, for additional two-year extension periods. We expect that ACSD's fermentation and purification plant capacity could meet all of our anticipated needs for CUBICIN API for at least the next several years.

  Fill-Finish/Packaging:

        We have an agreement with Hospira Worldwide, Inc., or Hospira Worldwide, under which Hospira Worldwide converts CUBICIN API into our finished, vialed formulation of CUBICIN. In addition, we have an agreement with Oso Biopharmaceuticals Manufacturing, LLC, or Oso, to provide fill-finish as well as packaging and labeling services for the finished CUBICIN drug product at Oso's Albuquerque, New Mexico, facility. We also have an agreement with a third-party manufacturer to package and label finished CUBICIN drug product produced by Hospira Worldwide. We intend to establish an additional third-party manufacturer of finished CUBICIN drug product in 2013, pending successful process validation and regulatory approval.

        Our third-party manufacturers are responsible for securing the raw materials and supplies required for the manufacturing and supply of CUBICIN. Many of these raw materials and supplies are available from at least two suppliers in quantities adequate to meet our requirements for CUBICIN. However, some materials and supplies are available only from one supplier, including the CUBICIN glass vials and rubber stoppers in which CUBICIN is ultimately filled to be sold. In order to reduce the risks associated with such sole suppliers, Cubist and its third-party manufacturers have mitigation strategies in place, which include holding inventory levels, qualifying additional vendors for some materials where possible and other contingency plans.

  Distribution/Warehousing/Logistics:

        We distribute CUBICIN in the U.S. in accordance with a drop-ship program under which approximately 69% of our gross sales orders were processed through wholesalers for the year ended December 31, 2012, but shipped directly to our end users, while the remaining orders were processed directly with the customer. This provides us with greater visibility into end user ordering and reordering trends. We use a third-party logistics provider, which exclusively manages our CUBICIN warehousing and inventory program and distributes finished product to our customers. This third-party logistics provider also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the drop-ship model we have employed since the launch of CUBICIN in the U.S.

ENTEREG

        We have a manufacturing and supply agreement with two approved third-party suppliers of the API in ENTEREG and one primary third-party manufacturer of ENTEREG finished capsules. Our third-party manufacturers are responsible for securing the raw materials and supplies required for the manufacturing and supply of ENTEREG.

        We utilize a third-party logistics provider to manage our ENTEREG warehousing and inventory program and distribute finished product to our customers. This third-party logistics provider also provides us with order processing, order fulfillment, shipping, collection and invoicing services in support of the drop-ship model. Upon enrollment in the E.A.S.E. program, hospitals can order ENTEREG through wholesalers and on receipt and verification of the order, our third-party logistics provider will drop-ship ENTEREG directly to the hospital pharmacy.

Clinical Pipeline Programs

        We are currently using third-party suppliers to manufacture drug substance and drug product for clinical trials for all of our pipeline product candidates, including ceftolozane/tazobactam, surotomycin and bevenopran.

 Government Regulation

        Our current and contemplated activities, and the products and processes that will result from such activities, are subject to substantial government regulation.

U.S.—FDA Drug Approval Process

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

  INDs:

        Pre-clinical testing results obtained from in vivo studies in several animal species, as well as from in vitro studies, are submitted to the FDA, or an international equivalent, as part of an IND or equivalent, and are reviewed by the FDA prior to the commencement of human clinical trials. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers.

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

  •
  Phase 1 clinical trials—test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

  •
  Phase 2 clinical trials—involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose-response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

  •
  Phase 3 clinical trials—consist of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen.

  •
  Phase 4 clinical trials—conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, including the approvals of CUBICIN and ENTEREG, the FDA may require that certain Phase 4 studies, which are called post-marketing commitment studies, be conducted post-approval.

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

  NDA/BLA:

        All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in an NDA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application, or BLA. In addition to reports of the trials conducted under the IND, the NDA or BLA includes information pertaining to the preparation of the new drug, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. Once an application is accepted for filing, the FD&C Act requires the FDA to review the application within 180 days of its filing, although in practice, longer times may be required. In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs. As part of its review, the FDA may refer the application to an advisory committee for evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee; however, historically, it has followed such recommendations. The FDA may determine that a REMS is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

        In reviewing a BLA or NDA, the FDA may grant marketing approval, deny the application if it determines the application does not provide an adequate basis for approval or again request additional information. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials or restrictions on direct-to-consumer advertising, any of which could negatively impact the commercial success of a drug.

  Adverse Event Reporting:

        The FDA requires reporting of certain information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal or suspension of the product from the market.

  Hatch-Waxman Act:

        In the U.S., the Hatch-Waxman Act made a complex set of changes to both patent and drug approval laws. In particular, the Hatch-Waxman Act authorizes the FDA to approve generic versions of innovative pharmaceuticals (excluding biologics) through ANDA filings. In an ANDA, the generic manufacturer must demonstrate only "bioequivalence" between the generic version and the NDA-approved drug, not safety and efficacy, thus eliminating the need for the ANDA applicant to conduct costly and lengthy clinical trials in humans.

        The Hatch-Waxman Act also amended the FD&C Act to provide five years of exclusivity for a drug that contains an NCE. This means that an ANDA applicant cannot submit an ANDA for a drug containing an NCE (such as CUBICIN or ENTEREG) until five years after approval of the NDA, unless there is a patent challenge. In addition, unless there is a patent challenge, the FDA cannot approve an ANDA for the same indication as the approved NCE until after the innovator's patents on the NCE and the approved indication expire.

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

EU—European Medicines Agency Approval Process

        In the EU, medicinal products are authorized following a similar, demanding process as that required in the U.S. Medicinal products must be authorized in one of two ways, either through the decentralized procedure, which provides for the mutual recognition procedure of national approval decisions by the competent authorities of the EU Member States, or through the centralized procedure by the European Commission, which provides for the grant of a single marketing authorization that is valid for all EU member states. The authorization process is essentially the same irrespective of which route is used.

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

Good Manufacturing Practices

        We must adhere to current Good Manufacturing Practices, or cGMP, and product-specific regulations enforced by the FDA, the European Commission, the European Medicines Agency, or EMA, and the competent authorities of EU Member States following product approval. The FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations, the withdrawal of our product from the market or suspension of the marketing authorizations granted for our products.

Pricing and Reimbursement Regulation

        In the U.S. and internationally, sales of CUBICIN, ENTEREG and other products that we market now and may market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, managed care providers, and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies that govern the drugs and biologics that will be offered and increase the out-of-pocket obligations of member patients for such products. In addition, particularly in the U.S. and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. Various provisions of the Patient Protection and Affordable Care Act, which was enacted in March 2010, and as amended by the Health Care and Education Reconciliation Act of 2010, also enacted in March 2010, collectively referred to as the Affordable Care Act, increased the levels of rebates and discounts that we have to provide in connection with sales of such products that are paid for, or reimbursed by, certain state and federal government agencies and programs. It is possible that future legislation in the U.S. and other jurisdictions could be enacted, which could potentially impact the reimbursement rates for CUBICIN, ENTEREG and the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates we are required to pay to federal and state government entities. The most significant governmental reimbursement and discount programs in the U.S. are described below:

  Medicare Part B:

        Medicare Part B pays physicians, hospital outpatient departments and other outpatient providers that furnish CUBICIN under a payment methodology using average sales price, or ASP, information. Cubist, as a manufacturer under these rules, is required to provide ASP information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. This information is used to compute Medicare payment rates, which are set at ASP plus six percent in the physician office setting, with ASP updated quarterly. This Medicare Part B payment rate for physicians can change only through legislation. However, the Part B payment rate for hospital outpatient departments, by law, is subject to annual reconfirmation or change by CMS; for 2013, that rate is ASP plus six percent. CMS could change this hospital outpatient rate in future years. If Cubist were ever found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

  Medicare Part D/Medicare Advantage:

        CMS offers a voluntary drug benefit to Medicare beneficiaries who are eligible for Medicare Part A and/or enrolled in Medicare Part B. These drug benefits are available through two different programs, both of which are offered on an annual enrollment basis through private health plans that contract with CMS. The first program is Medicare Part D, under which beneficiaries may enroll in Prescription Drug Plans, or PDP's, that offer drug coverage only. The second program is Medicare Advantage, under which Medicare beneficiaries may enroll in health plans that cover a full range of medical services, and usually prescription drugs as well. Similar to pharmaceutical coverage through private health insurance, PDP and Medicare Advantage plans have been negotiating discounts from drug manufacturers and passing on some of those savings to Medicare beneficiaries. However, a number of changes to the Medicare Part D and Medicare Advantage programs are occurring as a result of the U.S. health care reform legislation enacted in March 2010 under the Affordable Care Act, or health care reform. One of these changes will have the effect of significantly reducing the patient coverage gap (i.e., the so-called "doughnut hole"), by transitioning the patient responsibility in that coverage range from 100% in 2010 to 25% (i.e., equal to the patient coinsurance for the range preceding the coverage gap) in 2020. Drug manufacturers, including Cubist with respect to CUBICIN, are obligated to provide quarterly discounts of 50% of the negotiated price (paid by each plan to the dispensing pharmacy) of branded drugs issued to Medicare Part D patients in the coverage gap. Certain other provisions of health care reform, some effective in 2012 and others in 2014 will have the combined effect of reducing reimbursement to Medicare Advantage plans. This development could make it more likely that these plans will consider more cost-saving measures such as more restrictive drug formularies and increased patient cost-sharing.

  Medicare Part A:

        Medicare Part A pays for inpatient hospital services under a prospective payment system in which cases are grouped into Medicare Severity Diagnosis Related Groups, or MS-DRGs, and the amount of the single Medicare payment for an inpatient stay depends upon the applicable MS-DRG. Medicare Part A applies to inpatient episodes of care for both CUBICIN and ENTEREG patients covered by Medicare and is responsible for reimbursement of a large proportion of the annual sales volume of both products. The applicable MS-DRG can vary based on the condition of the patient. Most drugs, including CUBICIN and ENTEREG, are not subject to separate billing under Medicare Part A. For this reason, and because inpatient MS-DRG rates have generally been increased annually, the sensitivity of hospitals to drug prices has not been as great as it has for other providers. However, hospitals will be subject to cost pressures from scheduled and potential limitations to Part A reimbursement from provisions of health care reform. These provisions (and the year in which each became, or will become, effective) include: productivity adjustments to some providers' Medicare payment rates (2012), Medicare readmissions penalties (2012), Medicare bundled payment pilot project (2013), reduced Medicare payments to disproportionate share hospitals (2013), and reduced Medicare payments to some hospitals for hospital-acquired infections (2014).

  Medicaid Rebate Program:

        For CUBICIN, we also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law, including the Affordable Care Act. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The Medicaid utilization subject to rebate previously had been limited to only those units paid for by Medicaid programs under fee-for-service arrangements but was expanded upon enactment of the Affordable Care Act to include utilization under capitated managed care arrangements. The amount of the "basic" portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the "additional" portion, which adjusts the overall rebate amount upward as an "inflation penalty" when the product's latest quarter's AMP exceeds the product's AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index—Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is required to be recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for each of our products. The terms of our participation in the program impose a requirement for us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties not to exceed $100,000 per item of false information in addition to other penalties available to the government. The Affordable Care Act, in combination with other federal legislation passed in August 2010, made changes to the definition of AMP, effective October 1, 2010. These and the other Affordable Care Act changes that still need to be clarified by final guidance and regulations from the federal government could impact the rebate liability for CUBICIN and the products we are developing and may develop in the future. ENTEREG is not currently part of the Medicaid rebate program.

  340B/PHS Drug Pricing Program:

        The availability of federal funds to pay for CUBICIN under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/Public Health Service, or PHS, drug pricing program. The 340B/PHS drug pricing program requires participating manufacturers to charge no more than a statutorily-determined "ceiling" price to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as the outpatient departments of hospitals that serve a disproportionate share of Medicaid and poor Medicare beneficiaries. A product's ceiling price for a quarter reflects its Medicaid AMP from two quarters earlier less its Medicaid rebate amount from two quarters earlier. Therefore, the above-mentioned revisions to the Medicaid rebate formula and AMP definition enacted by the Affordable Care Act could cause the discount produced by the ceiling price to increase. Under the Affordable Care Act, four additional classes of entities were made eligible for these discounts, increasing the volume of sales for which Cubist must now honor the 340B/PHS discounts.

  Federal Supply Schedule:

        We also make CUBICIN and ENTEREG available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs, or VA. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the VA, the Department of Defense, or DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the "Federal Ceiling Price," which is, at a minimum, 24% less than the Non-Federal Average Manufacturer Price for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

  Sequestration:

        The Budget Control Act of 2011, enacted August 2, 2011, or the Budget Control Act, imposed cuts and caps on discretionary spending over the next 10 years. Such spending reductions may adversely affect the FDA, potentially producing additional backlogs in the approval process that could affect our products and product candidates. These reductions may also affect the National Institutes of Health, potentially reducing a source of research grants for the pharmaceutical industry, including Cubist. The Budget Control Act also created a new Joint Select Committee on Deficit Reduction, or the Joint Committee, to propose further deficit reduction with a goal of reducing the deficit by $1.5 trillion over the next 10 years. Because the Joint Committee did not agree on reduction goals within the allowed timeframe, the federal budget is now subject to a "sequestration" process (originally scheduled to begin January 2, 2013) that provides for automatic procedures to reduce spending by as much as $1.1 trillion for 2013 through 2021. The American Taxpayer Relief Act of 2012 effectively delayed the start of the sequestration requirements from January 2, 2013, to March 1, 2013, at which time they will take effect, unless altered or eliminated by Congress as part of an alternative action to address the projected federal government deficit. Medicaid would be exempt from these automatic cuts, and reductions in Medicare spending would be limited to provider payments under Medicare Parts A and B, including, but not limited to, hospitals and physicians, payments to Medicare Advantage plans and payments to Medicare Part D plans, including but not limited to, hospitals and physicians. These payment reductions cannot exceed two percent. Nonetheless, the Medicare cuts are projected by the Federal Office of Management and Budget to total $123 billion over the nine-year period.

  EU:

        The sole legal instrument at the EU level governing the pricing and reimbursement of drugs is the Price Transparency Directive (Council Directive 89/105/EEC), or the Directive. The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of drugs in the EU and do not hinder, prevent or distort competition on the market. The Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made by individual EU Member States. It also does not have any direct consequence on pricing or reimbursement levels in individual EU Member States. As a result, the competent authorities of each of the 27 EU Member States have adopted individual strategies for regulating the pricing and reimbursement of drugs in their respective territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies. In some EU Member States, notably Greece and Spain, prices paid by the national health services for both established and new drugs have been cut substantially as a part of comprehensive government austerity programs. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in those countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies, including Cubist, may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

  Other International Markets:

        We may expand our commercial presence to foreign countries and territories outside of the EU in the future, but at this time our commercial presence outside of the EU is in select countries only. In addition to the EU and some emerging markets, Japan is currently our only other major market. Under current Japanese laws, branded drug reimbursement amounts by the country's National Health Insurance system are typically set at relatively high levels for new drugs. These amounts are subsequently reduced, but at multi-year intervals and, historically, by relatively small amounts. This system has generally provided a high level of stability for drug prices. Short-term, this stability is likely to continue because the next round of reimbursement reductions is not scheduled to take place until 2014. However, since the Japanese government could seek and enact much larger decreases in the future than it customarily has, the Japanese pricing and reimbursement environment for 2014 and beyond is uncertain at this time.

Sales and Marketing Regulation

        The FDA regulates all advertising and promotion activities for products under its jurisdiction, including CUBICIN, ENTEREG and DIFICID. A company may not commercially promote a product prior to its approval, and after approval can make only those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA. Physicians may, on their own choice and responsibility, prescribe drugs for uses that are not described in the drug's labeling and that differ from those tested by the product's manufacturer and approved by the FDA. Such off-label uses are common across medical specialties and may reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' promotion and communications regarding off-label uses. Generally speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under certain conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA and other government agencies, including those related to false claims, discussed below.

        Certain products approved by the FDA may be promoted only if the promotional materials advertising such products carry a so-called "boxed warning". ENTEREG has a boxed warning that alerts prescribers to the restriction on ENTEREG imposed by a REMS. Under the REMS, ENTEREG is available only for short-term use (15 doses) in hospitalized patients. Only hospitals that have registered in the E.A.S.E. program as part of the REMS may use ENTEREG. Registration in the E.A.S.E. program certifies that a hospital performs certain surgeries for which ENTEREG is indicated post-surgically.

        In recent years, several states have also enacted legislation requiring pharmaceutical companies operating within the state to establish marketing and promotional compliance programs or codes of conduct and/or file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities. Similar legislation is being considered by additional states and by Congress. In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act provisions. Beginning in 2014, manufacturers of drugs will be required to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are not always clear.

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

Other Regulation

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

        Our international operations are subject to compliance with the Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners, collaborators, contract research organizations, or CROs, vendors or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls.

        Our international operations could also be subject to compliance with the recently adopted Bribery Act in the UK and similar laws in other countries. The Bribery Act was effective on July 1, 2011, and applies to any company incorporated in or "carrying on business" in the UK, irrespective of where in the world the offending conduct occurs. The Bribery Act prohibits the provision of an "advantage" intended to induce or reward "improper performance" of the recipient's function. Offences under the

Bribery Act include the offer, promise or provision of a bribe, as well as the request, acceptance or agreement to receive a bribe. The failure by a company to prevent third parties from providing a bribe on its behalf could also constitute an offence under the Bribery Act. This Act applies to bribery activities both in the public and private sector.

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

Our Employees

        As of February 1, 2013, we had approximately 762 employees. We consider our employee relations to be good.

WHERE YOU CAN FIND MORE INFORMATION

        We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information may be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

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

ITEM 1A.    RISK FACTORS

        Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those contained in or implied by the forward-looking statements contained in this report. We refer you to our "Cautionary Note Regarding Forward-Looking Statements," which identifies certain forward-looking statements contained in this report.

We depend heavily on the continued commercial success of CUBICIN.

        Our current ability to maintain and grow revenues depends primarily on the commercial success of CUBICIN in the U.S. CUBICIN's continued acceptance by the medical community and the future market demand and medical need for CUBICIN are critical factors in CUBICIN's continued success. Although we also generate revenues from our sales of ENTEREG and co-promotion of DIFICID in the U.S., such revenues have been and are expected to be much lower than our CUBICIN revenues. Therefore, if we are unable to continue to grow revenues from sales of CUBICIN, our future operating results and financial condition could be materially adversely affected.

CUBICIN may not continue to be accepted by hospitals, physicians and other health care providers.

        We cannot be sure that CUBICIN will continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S., particularly as the market into which CUBICIN is sold has grown only modestly, and economic problems persist. These factors have resulted in increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower-cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals.

        The degree of continued market acceptance of CUBICIN in the U.S. and other jurisdictions where CUBICIN is sold depends on a number of additional factors, including those set forth below and the other CUBICIN-related risk factors described in this "Risk Factors" section:

  •
  the safety and efficacy of CUBICIN, both actual and perceived;

  •
  the possibility that target organisms develop resistance to CUBICIN;

  •
  our ability to maintain prescribing information, also known as a label, that is substantially consistent with current prescribing information for CUBICIN;

  •
  the rate of growth, if any, of the overall market into which CUBICIN is sold, including the market for products to treat MRSA skin and bloodstream infections;

  •
  our ability to effectively promote CUBICIN to those physicians who treat patients for whom CUBICIN would be appropriate, particularly in light of increasing restrictions on our sales force's access to physicians;

  •
  our ability to maintain and enforce U.S. and foreign patent protection for CUBICIN, particularly in light of efforts by companies such as Hospira and Teva to obtain approval to market generic versions of CUBICIN;

  •
  our ability to maintain and grow market share and vial sales as the price of CUBICIN increases in a market that has shown only modest growth and in light of the cost containment efforts of hospitals;

  •
  the advantages and disadvantages of CUBICIN, both actual and perceived, compared to alternative therapies with respect to cost, convenience, safety, efficacy and other factors;

  •
  the impact on physicians' perception and use of CUBICIN as a result of treatment guidelines that are published from time to time, including the treatment guidelines for MRSA infections published by the Infectious Diseases Society of America, or IDSA, in early 2011;

  •
  the reimbursement policies of government and third-party payors and the level and scope of rebates, discounts, fees and other payments that we are required to pay or provide under federal government programs in the U.S., such as Medicare, Medicaid and the 340B/PHS drug pricing program; and

  •
  future legislative and policy changes in the U.S. and other jurisdictions where CUBICIN is sold.

        Our ability to successfully sell ENTEREG depends on many of the same factors listed above that may impact our sales of CUBICIN.

Our ability to grow revenues and execute on our long-term strategy depends heavily on our ability to acquire and/or discover, develop, and obtain marketing approval for additional products or product candidates, such as ceftolozane/tazobactam.

        In order for us to achieve our long-term business objectives, we will need to acquire and/or successfully develop and commercialize additional products or product candidates, including ceftolozane/tazobactam and others. Although we have made, and expect to continue to make, significant investments in research and development, including by increasing our research and development personnel, we have had only a limited number of our internally-discovered product candidates even reach the clinical development stage. Failure by us to successfully acquire and/or develop and obtain marketing approval for additional products and product candidates would likely have a material adverse effect on our ability to grow revenues, our financial condition, and our ability to execute on our long-term business objectives.

        Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. Drug candidates are subject to extensive pre-clinical testing before they can even be tested in human clinical trials. Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory approval for the product candidate, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Regulatory authorities such as the FDA and its foreign equivalents have broad discretion in the review process and may decide that the results of any clinical trials we conduct for a product candidate are insufficient for approval. If we are not successful in developing and obtaining marketing approvals for additional product candidates, including ceftolozane/tazobactam, our long-term business plans would be adversely affected.

        We may not be able to acquire, in-license or otherwise obtain rights to additional drug candidates or marketed drug products on acceptable terms or at all. We have faced and will continue to face significant competition for these types of drug candidates and marketed products from a variety of other companies with interest in the anti-infective and acute care marketplace, many of which have significantly more financial resources and experience in pharmaceutical development than we have. Because of the intense competition for these types of drug candidates and marketed products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and is often at levels that we cannot afford or that we believe are not justified by market potential. This competition is most intense for late-stage candidates and marketed products, which have the lowest risk and would have the most immediate impact on our financial performance. If we are not successful in acquiring additional commercial stage products, our long-term business plans would be adversely affected.

The commercial success of CUBICIN outside the U.S is largely dependent on our third-party partners and other factors outside of our control.

        As of December 31, 2012, CUBICIN had been approved or received an import license in more than 70 countries outside of the U.S. and is commercially available in more than 50 countries, including countries in the EU, Asia (including Japan) and Latin America. We do not market and sell CUBICIN directly outside of the U.S., but rely on third parties to do so. Our partners may not be successful in launching or marketing CUBICIN in their markets. To date, EU sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates in some EU countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the commercialization strategy and mix of resources that our EU partner, Novartis, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

We may not be able to protect our proprietary rights in CUBICIN in the face of challenges from companies like Hospira and Teva who seek to sell generic versions of CUBICIN.

        Although we continue to own rights to a number of patents covering CUBICIN, certain patent rights covering CUBICIN in the U.S. have expired. We cannot be sure that any patents covering CUBICIN will not be contested or invalidated or that any patent applications will be granted. Of particular concern is that third parties may seek approval to market generic versions of CUBICIN by filing applications with the FDA in which they claim that the patents protecting CUBICIN are invalid, unenforceable and/or not infringed.

        In February 2012, we received a letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of daptomycin for injection (the active ingredient in CUBICIN), 500 mg/vial, which ANDA was subsequently amended by Hospira in May 2012. In August 2012, we received another letter from Hospira notifying us that it had submitted to the FDA an NDA seeking approval to market a generic version of daptomycin for injection, 350 mg/vial. Each of the notice letters further stated that Hospira is asserting that each claim in the relevant CUBICIN patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira's ANDA, as amended, and NDA. In 2012, we filed several patent infringement lawsuits against Hospira in the U.S. District Court for the District of Delaware alleging infringement of certain U.S. patents covering CUBICIN. The complaints seek (i) an order preventing the effective date of the FDA's approval of Hospira's ANDA and NDA until the expiration of the relevant patents; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing its generic versions of CUBICIN until the expiration of the relevant patents; and (iii) an award of attorney's fees. The court has scheduled a trial date in these related actions beginning in February 2014 and a Markman hearing in April 2013. Until this dispute is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in these litigations, whether appealable or not, would likely cause our stock price to decline. Any final, unappealable, adverse result in these litigations would likely have a material adverse effect on the continued commercialization of CUBICIN, our results of operations and financial condition and cause our stock price to decline. In any event, this dispute and these litigations may result in substantial cost to us and distract our management from other aspects of our business.

        In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve patent infringement litigation with respect to CUBICIN. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if (i) the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, which could occur if Hospira is successful in our patent litigation with Hospira, (ii) a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or (iii) there are no longer any unexpired patents listed in the FDA's Orange Book as applying to our NDA covering CUBICIN. Teva may also sell generic daptomycin supplied by Cubist at an earlier date upon certain specified types of "at risk" launches of a generic daptomycin for injection product by a third party. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. If this license becomes effective, or the license or settlement agreement terminates earlier than we anticipate, our business and results of operations could be materially impacted.

        In addition, the FTC or the DOJ could seek to challenge our settlement with Teva, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Teva. While we believe our settlement is lawful, we may not prevail in any such challenges or litigation. We may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

We may not be able to obtain, maintain or protect proprietary rights necessary for the continued development and commercialization of our products, product candidates and research technologies.

        Our commercial success will also depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN and U.S. patent protection for ENTEREG, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges. For our products and drug candidates where we cooperate with a partner, collaborator or other third party to enforce and defend the proprietary rights, such as ENTEREG, ceftolozane/tazobactam, bevenopran and CB-625, our commercial success will depend in part on such partners, collaborators or other third parties cooperating with us or doing the same on their own.

        We cannot be sure that our patents and patent applications, including our own and those that we have rights to under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, without limitation to the following:

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

  •
  third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and

  •
  the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners' patent applications may result in patents with narrower coverage than we desire or have planned for.

        If our licensors, collaborators or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. We also have and may in the future engage in collaborations, sponsored research agreements and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements.

        We also rely on trade secrets and other unpatented proprietary information in our manufacturing and product development activities. To the extent that we maintain a competitive advantage by relying on trade secrets and unpatented proprietary information, such competitive advantage may be compromised if others independently develop the same or similar technology. We seek to protect trade secrets and proprietary information in part through confidentiality provisions and invention assignment provisions in agreements with our collaborators, employees and consultants. These agreements could be held unenforceable, or if breached, we might not have adequate remedies.

We rely on third parties to manufacture CUBICIN and our other products and product candidates, and any difficulties, delays or disruptions in the manufacturing process or supply of any of our products or product candidates could have a material adverse effect on our business operations.

        We rely on third parties to manufacture API and finished drug product for all of our products and product candidates, including CUBICIN. We also rely on third parties to manufacture material for the conduct of ongoing and planned clinical trials, including our ongoing and planned ceftolozane/tazobactam trials. Any difficulties, delays or disruptions in the manufacturing process for any of our products or product candidates could result in a number of adverse consequences for our business, including but not limited to, a loss of inventory, our inability to supply sufficient quantities of drug product to meet U.S. demand, our inability to satisfy our contractual obligations to supply our international CUBICIN partners, our inability to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner and the incurrence of substantial additional costs to remediate or identify alternatives sources of supply. Any of these consequences could result in a material adverse effect on our results of operations, financial condition and long-term business plans.

        We contract with ACSD as our sole provider of our commercial supply of CUBICIN API worldwide. Although we hold a supply of safety stock of API at another warehouse/distribution center in addition to what is stored at ACSD, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability at these facilities that causes a loss of this safety stock would heighten the risk that we face. We contract with multiple third parties, including Hospira Worldwide and Oso to manufacture and supply to us finished CUBICIN drug product for our worldwide needs. Hospira, which has submitted filings to the FDA seeking approval to market generic versions of CUBICIN, is an affiliate of Hospira Worldwide. For many of the non-U.S. markets in which CUBICIN is sold, either Hospira Worldwide or Oso is the sole supplier of one or more of the vial sizes that are sold in such markets.

        We also rely on third-party contract manufacturing organizations, or CMOs, to manufacture clinical trial materials for our drug candidates, and we will rely on CMOs to manufacture commercial supplies, if any such drug candidates are ultimately approved for commercial sale. In order to successfully develop and commercialize these drug candidates in a timely manner, we and our CMOs must be able to develop and execute on manufacturing processes for each candidate that will:

  •
  be approved by the FDA and/or other regulatory authorities in the countries where such candidates are manufactured or sold;

  •
  produce sufficient quantities of API and drug product of such candidates to meet our clinical trial needs and market demand; and

  •
  produce such amounts at a cost that will allow us to make an adequate profit.

        We have not yet been able to meet these manufacturing process requirements for any of our current drug candidates, including ceftolozane/tazobactam, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for ceftolozane/tazobactam and our other drug candidates that satisfy these requirements, our financial performance will be adversely impacted, and we will be unable to meet our long-term goals.

        Factors that could cause our suppliers of API, drug product or clinical trial material to experience difficulties, delays or disruptions in supply include, but are not limited to:

  •
  difficulties in obtaining raw materials or supplies;

  •
  delays in obtaining any necessary regulatory approvals;

  •
  any significant problems with their businesses, including staffing difficulties, slow-downs or shut-downs of their business, whether as a result of the current constrained credit and financial markets or otherwise;

  •
  failure to conform to applicable cGMPs or regulatory requirements;

  •
  errors or inconsistencies in their testing and release procedures;

  •
  lack of capacity due to competing demands from other customers; and

  •
  natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability.

        Due to the significant U.S. and international regulatory requirements that we would need to satisfy in order to qualify new suppliers, we could experience significant interruptions in supply if we needed to transfer the manufacture of any API, drug product or clinical trial material to one or more other suppliers to address these or any other difficulties with our current suppliers.

        Any failure by our third-party suppliers to comply with applicable regulations could also be the basis for sanctions being imposed on them or us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, suspension of manufacture, license revocation, seizures or recalls of product or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial performance and long-term business plans.

We face significant competition from other biotechnology and pharmaceutical companies and will likely face additional competition in the future from third-party drug candidates under development and from generic versions of CUBICIN.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical and chemical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, including larger and more experienced global development staffs and sales and marketing organizations and greater manufacturing capabilities. Our competitors may develop, acquire or license technologies and drug products that are safer, easier to administer, more effective, or less costly than our products or drug candidates, which could render our technology obsolete and noncompetitive.

        Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox, marketed by Pfizer; Synercid, marketed by King Pharmaceuticals, Inc., which is now a wholly-owned subsidiary of Pfizer; Tygacil, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIV, which is being marketed by Theravance, Inc.; and Teflaro, which is being marketed by Forest. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for approximately 70% of sales, based on days of therapy, in this market. In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN to be marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN if Hospira's ANDA or NDA, or a third party's filing to the

FDA for approval to market a generic version of CUBICIN, is ultimately approved or a generic version of CUBICIN otherwise comes to market. CUBICIN also may face competition in the future from several drug candidates currently in clinical development as treatments for cSSSI.

        CUBICIN is also priced higher than many of its competitor products, which could inhibit the continued acceptance of CUBICIN or otherwise cause physicians switch to new drug products or reserve CUBICIN for use in limited circumstances. Any inability on our part to compete with current or subsequently-introduced drug products, particularly with respect to CUBICIN, would have a material adverse impact on our results of operations.

We need to manage our growth effectively, and the increased breadth and complexity of our activities may expose us to additional risk.

        We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, which we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials. We are now selling two products on our own, co-promoting a third product in the U.S. and have three product candidates in Phase 3 clinical trials. We also have grown our employee base substantially, particularly in research and development and sales. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates through clinical trials. Our ability to continue to successfully commercialize our existing products, achieve our research and development objectives, add and integrate new products and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to effectively manage these increased demands on our organization and expand our organization and infrastructure. To manage the increasing breadth and complexity of our activities, we will also need to continue making significant additional investments in personnel, infrastructure, information management systems and resources. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or product candidates could suffer, which could materially adversely affect our business.

We rely on third parties, such as CROs, to help us conduct our clinical trials, and if these third parties fail to fulfill their obligations to us, our development programs may be adversely affected.

        As we advance our product candidates through development, the size and scope of the clinical trials we conduct increases significantly, including the number of patients and medical conditions being studied and the number of clinical sites and countries in which the trials will be conducted. We contract with third parties such as CROs, contract investigational drug labeling and distribution providers, and regional and central laboratories to assist with the conduct of our clinical trials. As a result, many key operational aspects of our clinical trial process are out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other services related to the conduct of our clinical trials fail to perform their obligations in a timely and satisfactory manner or in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials, or we may be unable to rely on the clinical data generated. If these, or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials, or we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. Outsourcing this critical work to third parties also leaves us exposed to the risk that changes in their business or financial condition could cause them to no longer be able to support our business, the impact of which could delay key projects and initiatives and therefore adversely impact the timing and achievement of our business goals.

Our success is dependent upon our ability to attract and retain highly qualified personnel and limit turnover in our sales and marketing personnel.

        Our ability to be successful in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and other personnel. In order to attract and retain highly qualified and high performing employees, we provide competitive compensation packages. We also have provided retention letters to our executive officers and certain other key employees. However, despite our efforts to retain highly qualified and performing employees, key employees have in the past and may in the future choose to terminate their employment with us. Any failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results. Also, we market and sell CUBICIN in the U.S. through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, could impact our ability to effectively sell and market CUBICIN and our other products.

We intend to continue to pursue acquisitions of other companies, and we may not realize the benefits of any such acquisitions.

        In order for us to achieve our publicly-stated, long-term business objectives, we intend to continue to pursue acquisitions of other companies. We have limited experience in acquiring businesses. Acquisitions involve a number of risks, including: diversion of management's attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of undisclosed liabilities; and uncertainty about the effectiveness of the acquired company's internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on cost savings realized by combining the acquirer and target company. If we are unable to realize such cost savings, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products or candidates that we obtain through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets are constrained at the time we require funding. There is also the risk that our valuation of an acquired product or business may turn out to be erroneous and thereby cause us to have overvalued an acquisition target, which could have a material adverse effect on our results of operations.

        As a result, we cannot assure you that, following any prior or future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The process of obtaining the necessary governmental approvals to market and sell drug products in the U.S. and in foreign countries is complex, time consuming, expensive and subject to a number of risks that could result in a failure to obtain approval for the product candidate.

        We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN and ENTEREG. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These requirements include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. Differing regulatory approval requirements in different countries make it more difficult for us to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability of our clinical trials. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the Phase 3 clinical trials of many product candidates include health economics and outcomes research, or HEOR, endpoints or protocols, which may result in trials being prolonged so that the requisite HEOR data can be gathered and may result in unfavorable HEOR data, which could impact the product's approval, reimbursement or success in the marketplace.

        Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with such authority's standards. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that a program be terminated. Clinical and other data are also often subject to varying interpretations, so even if we believe that the data from clinical trials that we conduct for a product candidate produced positive results, the FDA or other regulatory authorities may determine that the data we submit with any marketing approval application, including our planned NDA for ceftolozane/tazobactam, is not adequate for approval. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain the necessary regulatory approvals for additional product candidates. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a drug candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA's or any foreign regulatory authority's response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

        Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed and additional post-approval requirements. The commercialization of a drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA, or an equivalent authority of another country, may determine that a REMS is necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug, any of which would make it more difficult to market the product, especially if competitor products are not subject to a similar REMS. For example, ENTEREG was approved with a boxed warning on its label and subject to a REMS that imposes restrictions and requirements on the distribution of ENTEREG, which make it more difficult to market and sell. The REMS is subject to modification by the FDA at any time, and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult, costly and time-consuming to market and sell ENTEREG.

        Even if our drug products are approved for marketing and commercialization, we may need to comply with post-approval clinical study commitments in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN and ENTEREG, we have made certain Phase 4 clinical study commitments to the FDA. If we do not complete these studies or do not complete them within the time limits imposed by the FDA, the FDA could impose monetary fines or other sanctions on us, which could have a material adverse effect on our business.

We have collaborative and other similar types of relationships with third parties that expose us to a number of risks.

        We have entered into, and anticipate that we will continue to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies to develop and commercialize CUBICIN outside the U.S., a collaboration to co-promote DIFICID in the U.S., and collaborations with respect to certain of our early-stage and pre-clinical candidates. In order for existing and future collaborations to be successful, we need to be able to work effectively with our collaborators.

        Reliance on collaborations poses a number of risks to our business including the following:

  •
  our collaborators may not perform their contractual obligations, including complying with the required level of development or commercialization efforts and appropriate and timely reporting on adverse events in their territories, as expected;

  •
  we may be dependent upon other collaborators to manufacture and supply drug product in order to develop and/or commercialize the drug product that is the subject of the collaboration, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

  •
  in situations where we and our collaborator share decision-making power with respect to development of the product, we and our collaborator may not agree on decisions that could adversely affect the development, regulatory approval, manufacture or commercial viability of the product or result in litigation or arbitration;

  •
  in situations where we and our collaborator are sharing the costs of development, our collaborators may not have the funds to contribute their share of the costs of the collaboration;

  •
  we may fail to satisfy our contractual obligations to our partners, including obligations to supply our international CUBICIN partners with finished CUBICIN drug product, which could subject us to claims for damages and other losses or rights to terminate the agreement;

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

        Collaborations with third parties are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborators could have an adverse effect on our operations and financial performance.

Our investments are subject to risks which could result in losses.

        We invest our cash in money market instruments, bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. All of these investments are subject to credit, liquidity, market and interest rate risk. These risks have been heightened in today's tightened and fluctuating credit and financial markets. Such risks, including the risk of failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses or a complete loss of our investments, which may have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have incurred substantial operating losses in the past and may incur additional losses or fail to increase our profit.

        Despite our recent sustained profitability, we may have lower levels of profitability or incur operating losses in future periods as a result of, among other things, revenues growing more slowly or declining, increased spending on the development of our drug candidates, or investments in the acquisition or in-licensing of additional products or product candidates. Lower levels of profitability and/or operating losses may negatively impact our stock price and could have a material adverse impact on our business and results of operations.

We may require additional funds to execute on our long-term business strategy, and such funds may not be available to us on terms that we find acceptable or at all, particularly if the financial and credit markets are constrained at the time we require funding.

        Although we held $979.4 million of cash, cash equivalents and investments as of December 31, 2012, and we recently entered into a $150.0 million revolving credit facility, we may be required to seek additional funds in the future to execute on our long-term business strategy. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our drug candidates, seek to acquire companies, products and product candidates, expand our research and development activities and infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased, redeemed or converted earlier, $450.0 million of aggregate principal amount of our 2.50% convertible senior notes, or 2.50% Notes, currently outstanding will become due in November 2017. We may seek any additional needed funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, further dilution to existing stockholders could result. In addition, as a condition to providing additional funds to us, future investors or lenders may demand, and may be granted, rights superior to those of existing stockholders. If we issue additional debt securities in the future, our existing debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We cannot be certain, however, that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms, if at all, particularly if the credit and financial markets are constrained at the time we require funding. If we fail to obtain additional capital when we need it, we may not be able to execute our current long-term business plans successfully.

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal and state net operating loss, or NOL, carryforwards.

        We are subject to federal and state income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as "book tax"). These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock-based compensation, the accounting for business combinations, including accounting for contingent consideration, changes in tax laws and rates, the tax impact of existing or future health care reform legislation, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could adversely affect our results of operations, including our net income. The effect on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

Patent litigation or other intellectual property proceedings relating to our products or processes could result in liability for damages or stop our development and commercialization efforts for such products.

        The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include the following:

  •
  if, in addition to Hospira, other third parties file applications with the FDA seeking approval to market generic versions of our products, we will need to assert and defend our patents, including by filing lawsuits alleging patent infringement;

  •
  we or our collaborators may initiate litigation or other proceedings against third parties to enforce patent rights, invalidate the patents held by such third parties, or obtain a judgment that our products or processes do not infringe such third parties' patents;

  •
  if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we or our collaborators will need to defend against such proceedings;

  •
  if our competitors file patent applications that claim technology also claimed by us, we or our collaborators may participate in interference, derivation and/or post-grant opposition proceedings to determine the validity, priority and/or inventorship of relevant patent filings; and

  •
  if third parties initiate litigation claiming that our brand names infringe their trademarks, we or our collaborators will need to defend against such proceedings.

        An adverse outcome in any patent litigation, including the litigation with Hospira, or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial and have a material adverse effect on our results of operations, and some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could also have a material adverse effect on our ability to compete in the marketplace and our stock price.

Revenues generated by our currently commercialized products and products which we may commercialize in the future depend on reimbursement from third-party payors.

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

        In both the U.S. and in foreign jurisdictions, legislative and regulatory actions, including but not limited to the Medicaid rebate program, Medicare Parts A, B and D, 340B/PHS drug pricing programs and the VHC Act pricing program impact the revenues that we derive from CUBICIN and ENTEREG.

        One impending federal government action with unknown, but potentially significant impact on our business is the possible sequestration for the Medicare program, a feature of the Budget Control Act. Sequestration is a series of mandated reductions to previously-planned federal spending for 2013-2021, which includes a 2% reduction in planned Medicare reimbursements, totaling $123 billion. These reductions would impact reimbursement to hospitals (inpatient and outpatient), physicians, and Medicare managed care and prescription drug plans, under the Medicare Parts A, B and D, and Medicare Advantage programs. The significant magnitude of these payment reductions would place additional financial pressures on Medicare providers, particularly hospitals with heavy inpatient Medicare utilization, which could force these providers to take new measures to address the shortfall in previously-expected reimbursements. It is possible that these measures could result in heightened scrutiny and/or reduced purchasing of branded pharmaceuticals, such as CUBICIN, ENTEREG, and any future drug product we may market.

        In addition to these existing legislative and regulatory mandates, future legislation or regulatory actions altering these mandates or imposing new ones could have a significant adverse effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures can, among other things, negatively impact the level of reimbursement for pharmaceutical products, require higher levels of cost-sharing by beneficiaries, change the discounts required to be provided by pharmaceutical manufacturers to government payors, extend government discounts to additional government programs or reduce the level of reimbursement for health care services and other non-drug items. Examples of such actions that have been publicly proposed and/or included in past bills introduced in Congress include federal rebates on Medicare Part D and Medicare Advantage volume for drugs issued to economically-disadvantaged beneficiaries (i.e., those who are dual-eligible for Medicare and Medicaid, or eligible for federal lower income subsidies), federal rebates for Medicare Part B volume, reductions in ASP reimbursement for Medicare Part B payment rates and partial or full extension of 340B/PHS discounts to disproportionate share hospitals' inpatient purchases. Any such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets. Also, the trend toward managed health care in the U.S. and other countries and the concurrent growth of organizations such as MCOs, as well as the implementation of health care reform, including the creation of accountable care organizations and integrated delivery networks, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us. In the U.S., individual states' responses to ongoing financial pressures could also result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including CUBICIN, ENTEREG or any future drug product we may market. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.

        Drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our drug candidates will demonstrate the quality, safety and efficacy necessary to obtain marketing approvals. In addition, drug candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials, which are required for marketing approval. The FDA and other countries' authorities will allow us to begin clinical trials under an IND or similar document in other countries only if we demonstrate in our submission that the potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we were not able to generate adequate data to proceed with clinical trials, and this likely will happen again in the future.

        Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory approval, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Human clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies. There may be delays in preparing protocols or receiving approval for them that may delay the start or completion of the clinical trials. In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. There are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

  •
  the difficulties and complexity of testing our drug candidates in clinical trials with pediatric patients as subjects, particularly with respect to CUBICIN, for which we are pursuing a U.S. regulatory filing to gain an additional six months of exclusivity based on safety and efficacy in pediatric patients;

  •
  unforeseen safety issues (including those arising with respect to trials by third parties for compounds in a similar class as our product or product candidate), inadequate efficacy, or an unacceptable risk-benefit profile observed at any point during or after completion of the trials;

  •
  slower than expected rates of patient enrollment, which could be due to any number of factors, including failure of our third-party vendors, including our CROs, to effectively perform their obligations to us, a lack of patients who meet the enrollment criteria or competition from clinical trials in similar product classes or patient populations;

  •
  the risk of failure of our clinical investigational sites and related facilities to maintain compliance with the FDA's current Good Clinical Practices regulations or similar regulations in countries outside of the U.S., including the risk that these sites fail to pass inspections by the appropriate governmental authority, which could invalidate the data collected at that site;

  •
  any inability to reach agreement with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute, such as in the case of CUBICIN with respect to U.S. pediatric clinical trials; and

  •
  changes in laws, regulations, regulatory policy or clinical practices.

The FDA or other regulatory authorities could determine that our clinical trials and/or manufacturing processes were not properly designed, were not conducted in accordance with applicable laws or regulations or were otherwise not properly managed by or our third party vendors. Any such deficiency in the design, implementation or oversight of our development programs, including ceftolozane/tazobactam, could cause us to incur significant additional costs, experience significant delays, prevent us from obtaining marketing approval for any product candidate or abandon development of certain product candidates, any of which could harm our business and cause our stock price to decline.

We are subject to ongoing U.S. and foreign regulatory obligations and oversight of many critical aspects of our business, and any failure by us to maintain compliance with applicable regulations may result in several adverse consequences including the potential suspension of the manufacturing, marketing and sale of our products, the incurrence of significant additional expense and other limitations on our ability to commercialize our products.

        We and our commercial partners are subject to ongoing regulatory requirements and review both in the U.S. and in foreign jurisdictions, pertaining to the manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping related to our products. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with respect to our products or third-party manufacturing facilities may result in restrictions on our ability to manufacture, market or sell our products, or even the withdrawal of our products from the market. Any such restrictions could result in a decrease in product sales, damage to our reputation or the initiation of lawsuits against us or our third-party manufacturers. We or our partners may also be subject to additional sanctions, such as:

  •
  warning letters;

  •
  civil or criminal penalties;

  •
  suspension or withdrawal of regulatory approvals;

  •
  temporary or permanent closing of our facilities or those of our third-party manufacturers;

  •
  requirements to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy or other issues involving our products;

  •
  changes to the package insert for our products;

  •
  implementation of risk mitigation programs;

  •
  restrictions on our continued manufacturing, marketing or sale of our products; or

  •
  recalls or a refusal by regulators to consider or approve applications for additional indications.

        Any of the above sanctions could have a material adverse impact on our business.

If we or our commercial partners market or distribute our products in a manner that violates federal, state or foreign healthcare fraud and abuse laws, marketing disclosure laws or other federal, state or foreign laws and regulations, we may be subject to civil or criminal penalties.

        In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign healthcare regulation, which includes but is not limited to, the Federal False Claims Act, the Federal Anti-Kickback Statute, the FCPA and similar laws in countries outside of the U.S. Similar laws and regulations exist in many other countries throughout the world in which we commercialize and intend to commercialize our products, including CUBICIN, either directly or through our commercial partners. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations. However, our commercial partners for CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Adolor and/or Glaxo commercialized ENTEREG from 2008 until our acquisition of Adolor in December 2011, under each company's own compliance program, which, prior to our acquisition of Adolor, we had no control over. If we, our representatives or our partners fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us and/or our partners, including, but not limited to, restrictions on how we and/or our partners market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

        In recent years, several U.S. states have also enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct and/or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities. Similar legislation is being considered by additional states, Congress and foreign governments. In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act and related regulations. Beginning in 2014, manufacturers of drugs will be required to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are not always clear. Compliance with these laws is difficult, time consuming and costly, and if we are found to not be in full compliance with these laws, we may face enforcement actions, fines and other penalties, and we could receive adverse publicity which could have an adverse effect on our business, financial condition and results of operations.

        If we fail to comply with any federal, state or foreign laws or regulations governing our industry, we could be subject to a range of regulatory actions that could adversely affect our ability to commercialize our products, harm or prevent sales of our products, or substantially increase the costs and expenses of commercializing and marketing our products, all of which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition and results of operations.

        We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the VA, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.

        We currently have very limited operations outside of the U.S. and currently employ only one senior executive outside the U.S., who is located in Zurich, Switzerland. However, we have manufacturing, collaboration, clinical trial and other relationships outside the U.S., and CUBICIN is marketed internationally through collaborations. Also, in order to meet our long-term goals, we will need to grow our international operations significantly over the next several years. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

  •
  the fact that we have limited experience operating our business internationally;

  •
  unexpected adverse events related to CUBICIN or our other products or product candidates that occur in foreign markets that we have not experienced in the U.S.;

  •
  local, economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues and other obligations incident to doing business in, or with a company located in, another country;

  •
  unexpected changes in reimbursement and pricing requirements, tariffs, trade barriers and regulatory requirements;

  •
  economic weakness, including foreign currency exchange risks, inflation or political instability in particular foreign economies and markets; and

  •
  compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules , which could lead to actions by us or our licensees, distributors, manufacturers, CROs, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or U.S. laws.

        These and other risks associated with our international operations may materially adversely affect our business and results of operations.

Our business is subject to numerous U.S. and international environmental and safety laws and regulations, which increase our potential liability and require us to expend significant resources to ensure compliance.

        Our research, development and manufacturing efforts, and those of third parties that research, develop and manufacture our products and product candidates on our behalf or in collaboration with us, involve the controlled use of hazardous materials, including chemicals, viruses, bacteria and various radioactive compounds and are therefore subject to numerous U.S. and international environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition, we, and our collaborators and third-party manufacturers, also may become subject to laws and regulations related to climate change, including the impact of global warming. The costs of compliance with environmental and safety laws and regulations are significant, and the costs of complying with climate change laws also could be significant. Any violations, even if inadvertent or accidental, of current or future environmental, safety or climate change laws or regulations could subject us to substantial fines, penalties or environmental remediation costs, or cause us to lose permits or other authorizations to operate affected facilities, any of which could adversely affect our operations.

Credit and financial market conditions may exacerbate certain risks affecting our business.

        Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other health care providers. As a result of adverse global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, income and cash flow. In addition, we rely upon third parties for many aspects of our business, including our collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations, manufacturers, and third-party suppliers. Because of the tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

The way that we account for our operational and business activities is based on estimates and assumptions that may differ from actual results.

        The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, including product rebates, chargeback and return accruals; inventories; clinical research costs; investments; business combinations; intangible assets and impairment; income taxes; accounting for stock-based compensation and contingent consideration. Those critical estimates and assumptions are based on our historical experience, future projections, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances, and they form the basis for making judgments about the carrying values and fair values of assets and liabilities that may not be readily apparent from other sources. If actual results differ from these estimates as a result of unexpected conditions or events occurring which cause us to have to reassess our assumptions, there could be a material adverse impact on our financial results and the performance of our stock.

We could incur substantial costs in connection with product liability claims relating to our pharmaceutical products.

        The nature of our business exposes us to potential liability inherent in the testing, manufacturing and marketing of pharmaceutical and biotechnology products. Our products and the clinical trials utilizing our products and drug candidates may expose us to product liability claims and possible adverse publicity. For example, changes in laws outside the U.S. are expanding our potential liability for injuries that occur during clinical trials. Product liability insurance is expensive, is subject to deductibles and coverage limitations, and may not be available in the amounts that we desire for a price we are willing to pay. While we currently maintain product liability insurance coverage, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. In addition, we cannot be sure that we will be able to obtain or maintain insurance coverage at acceptable costs or in sufficient amounts, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition. The cost of defending any products liability litigation or other proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings may also absorb significant management time.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business.

        We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personally identifiable information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced significant elements of our information technology infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable both to service interruptions and to security breaches from inadvertent or intentional actions. We may be susceptible to third-party attacks on our information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. Service interruptions or security breaches could result in significant financial, legal, business or reputational harm.

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

  •
  an adverse result in our litigation against Hospira to defend and/or assert our patents in connection with Hospira's efforts to seek approval to market generic versions of CUBICIN;

  •
  whether additional third parties submit filings with the FDA seeking approval to market generic versions of our products and the results of any litigation that we file to defend and/or assert our patents against such third parties;

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

  •
  litigation, including stockholder or patent litigation; and

  •
  volatility in the markets unrelated to our business and other events or factors, many of which are beyond our control.

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

        Several aspects of our corporate governance might discourage an attempt to acquire us that could otherwise be viewed as beneficial to our stockholders. For example:

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

  •
  our directors are divided into three classes and are elected to staggered three-year terms, which prevents our entire Board of Directors from being replaced in any single year or in two consecutive years; and

  •
  advance notice is required for nomination of candidates for election as a director to our Board of Directors and for a stockholder proposal to be presented at an annual meeting of our stockholders.

Our business could be negatively affected as a result of the actions of activist stockholders.

        Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully defend against the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:

  •
  responding to proxy contests and other actions by activist stockholders may be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees;

  •
  perceived uncertainties as to our future direction may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

  •
  if individuals are elected to our Board of Directors with a specific agenda different from ours, it may adversely affect our ability to effectively and timely execute on our strategic plan and create additional value for our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 45, 55 and 65 Hayden Avenue in Lexington, Massachusetts, where we own approximately 402,000 square feet of commercial and laboratory space and 38 acres of land.

ITEM 3.    LEGAL PROCEEDINGS

        See Note L., "Commitments and Contingencies," in the accompanying notes to consolidated financial statements within Item 8 of Part II in this report, which is incorporated herein by reference.

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

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol CBST. The following table shows the high and low sales price for our common stock as reported by the NASDAQ Global Select Market for each quarter in the periods presented:

	Common Stock Price
	2012		2011
	High	Low	High	Low
First Quarter	$44.95	$38.40	$25.25	$20.95
Second Quarter	$44.24	$36.73	$39.29	$25.02
Third Quarter	$49.86	$37.79	$37.68	$28.82
Fourth Quarter	$48.95	$38.53	$40.49	$33.43

Holders

        As of February 13, 2013, we had 127 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities Registered pursuant to Section 12 of the Exchange Act

        None.

Corporate Performance Graph

        The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index from December 31, 2007, through December 31, 2012. The comparison assumes $100 was invested on December 31, 2007, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The points on the graph are as of December 31st of the year indicated.

	2007	2008	2009	2010	2011	2012
CBST	100	118	92	104	193	205
NASDAQ Stock Market (U.S.)	100	61	88	104	105	124
NASDAQ Pharmaceutical Index	100	93	105	113	121	161
NASDAQ Biotechnology Index	100	87	101	116	130	171

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from our audited consolidated financial statements.

	For the Years Ended December 31,
Results of Operations	2012		2011		2010		2009		2008
	(in thousands, except per share data)
U.S. product revenues, net	$849,371		$701,367		$599,601		$523,972		$414,681
International product revenues	50,454		36,658		25,316		13,759		7,400
Service revenues	23,249	(1)	6,725	(1)	8,500	(8)	22,550	(8)	9,451	(8)
Other revenues	3,285		9,222		3,041		1,863		2,109

Total revenues, net	$926,359		$753,972		$636,458		$562,144		$433,641

Net income	$154,075	(2)	$33,023	(5)	$94,325	(9)	$79,600		$127,892	(10)

Basic net income per common share	$2.42		$0.54		$1.60		$1.38		$2.26
Diluted net income per common share	$2.10		$0.52		$1.55		$1.36		$2.07

	As of December 31,
Balance Sheet Data	2012		2011		2010		2009	2008
	(in thousands)
Cash, cash equivalents and investments	$979,396	(3,4)	$867,695	(6,7)	$909,912	(9)	$496,163	$417,945
Total assets	$1,932,385		$1,883,515	(6,7)	$1,415,157		$983,685	$689,141
Total long-term debt	$367,811	(3)	$454,246		$435,800	(9)	$245,386	$232,194
Other long-term obligations, excluding long-term deferred revenue	$281,217	(2,4)	$349,511	(6)	$144,709		$122,055	$3,697
Stockholders' equity	$990,748		$799,857		$663,423		$470,643	$352,327
Dividends	$—		$—		$—		$—	$—

(1)
In April 2011, we entered into a co-promotion agreement with Optimer, in which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. Under the terms of the co-promotion agreement, Cubist earns a quarterly fee of $3.8 million, or an aggregate of $30.0 million during the term of the co-promotion agreement. In addition, during the year ended December 31, 2012, we recorded a $5.0 million payment for the achievement of an annual sales target under the terms of the co-promotion agreement and a $3.5 million payment representing a portion of Optimer's gross profits on net sales of DIFICID in the U.S. that exceeded the annual sales target for the first sales year as stipulated in the co-promotion agreement. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

(2)
In the fourth quarter of 2012, we recorded an impairment charge of $38.7 million to write down the in-process research and development, or IPR&D, asset related to bevenopran, which we acquired in connection with the acquisition of Adolor in December 2011. The impairment charge was largely offset by contingent consideration income of $37.0 million recorded during the fourth quarter of 2012 due to a related decrease in the probability of achieving a regulatory approval milestone in the EU for bevenopran. See Note F., "Fair Value Measurements," and Note I., "Goodwill and Other Intangible Assets, Net," in the accompanying notes to consolidated financial statements for additional information.

(3)
In June 2012, we repurchased $74.7 million aggregate principal amount of our outstanding 2.25% convertible subordinated notes, or 2.25% Notes, in privately-negotiated transactions. In November 2012, we retired the remaining $34.5 million of our outstanding 2.25% Notes. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

(4)
In January 2012, we made a $30.0 million milestone payment to the former stockholders of Calixa upon achievement of first patient enrollment in a Phase 3 clinical trial of ceftolozane/tazobactam for cIAI. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

(5)
During the year ended December 31, 2011, we recognized $91.5 million of contingent consideration expense primarily due to increasing the fair value of our contingent consideration liability related to ceftolozane/tazobactam as a result of increasing the probabilities of achieving certain milestones. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

(6)
In December 2011, we acquired Adolor, for which we paid the former stockholders of Adolor an aggregate of $220.8 million in cash. We also granted CPRs to the former stockholders of Adolor, which represents the right to receive payments in addition to the upfront purchase price, up to a maximum amount of $4.50 in cash for each share owned, upon achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran. The fair value of the CPRs of $110.2 million was recorded as contingent consideration on the acquisition date and was included within our consolidated balance sheet as of December 31, 2011.

(7)
During 2011, we acquired the land and building located at 45-55 Hayden Avenue in Lexington, Massachusetts, or 45-55 Hayden, for $52.5 million, and we also made a $40.0 million milestone payment to the former stockholders of Calixa upon achievement of first patient enrollment in Phase 3 clinical trials of ceftolozane/tazobactam for cUTI. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

(8)
From July 2008 through June 2010, Cubist promoted and provided other support for MERREM® I.V. in the U.S. under a commercial services agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca. In June 2010, our agreement with AstraZeneca, as amended, terminated in accordance with its terms.

(9)
In October 2010, we closed the issuance of $450.0 million aggregate principal amount of the 2.50% Notes. We used a portion of the proceeds from the offering of the 2.50% Notes to repurchase approximately $190.8 million of the principal amount of the 2.25% Notes and recorded a $17.8 million loss on extinguishment. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

(10)
In 2008, we recorded an income tax benefit of $102.2 million related to the reversal of a significant portion of the valuation allowance on our deferred tax assets. We also recorded an other-than-temporary impairment charge of $49.2 million on our investment in auction rate securities, which we subsequently sold in December 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See also "Cautionary Note Regarding Forward-Looking Statements."

Introduction

        This Management's Discussion and Analysis, or MD&A, is provided in addition to the accompanying consolidated financial statements and footnotes to assist the reader in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

  •
  Overview: This section provides a summary of our performance during the years ended December 31, 2012, 2011 and 2010, as well as our business and strategic initiatives that could cause our actual results to differ materially from the results that we expect.

  •
  Results of Operations: This section provides a review of our results of operations for the years ended December 31, 2012, 2011 and 2010.

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

Overview

        Cubist's strategic intent is to become the leading global biopharmaceutical company focused on discovering, developing and commercializing therapies for acutely ill patients—those in treatment for serious but acute illnesses for days or weeks in hospitals or outpatient acute care settings.

Revenue Growth

        We derive most of our revenues from our I.V. antibiotic, CUBICIN, which we currently commercialize on our own in the U.S. Our worldwide net product revenues represent net U.S. product revenues of CUBICIN and, beginning in December 2011, ENTEREG, as well as international product revenues, which relate to the payments we receive from international distributors in connection with their commercialization of CUBICIN. The cash flow generated from sales of CUBICIN for the treatment of patients with certain serious infections caused by Gram-positive bacteria, including MRSA, funds important investments to drive our future growth. Our total revenue growth for the year ended December 31, 2012, as compared to the year ended December 31, 2011, includes contributions from:

  •
  CUBICIN net U.S. product revenues, which increased 16% to $809.2 million primarily due to an increase of approximately 5% in vial shipments and CUBICIN price increases;

  •
  International product revenues from sales of CUBICIN by our ex-U.S. marketing partners, which increased 38% to $50.5 million;

  •
  ENTEREG net U.S. product revenues, which were $40.2 million. We re-launched ENTEREG, the first and only FDA-approved therapy to accelerate the time for GI recovery following bowel resection surgery, in January 2012, following our acquisition of Adolor in December of 2011; and

  •
  Service revenues of $23.2 million under our co-promotional agreement with Optimer for the launch of its acute care therapeutic, DIFICID. In 2012, service revenues included a payment of $5.0 million for the achievement of an annual sales target under the terms of the co-promotion agreement and a $3.5 million payment representing a portion of Optimer's gross profits on net sales of DIFICID in the U.S. that exceeded the annual sales target for the first sales year. Our two-year agreement with Optimer will expire in July 2013.

Late-Stage Clinical Pipeline

        During 2012, we advanced our clinical pipeline as we sought to leverage the acute care-focused business model we have created. As of December 31, 2012, we were enrolling patients in Phase 3 clinical trials for three product candidates. Two of these late-stage product candidates, assuming successful clinical trial results and approvals, would be used to treat hospitalized patients with serious infections:

  •
  Ceftolozane/tazobactam—an I.V. antibiotic in development as a potential treatment for certain infections caused by Gram-negative bacteria including Pseudomonas aeruginosa. We are currently conducting ongoing, global Phase 3 clinical trials in cUTI and cIAI, which began in 2011. Pseudomonas aeruginosa has been cited as a pathogen of concern by the U.S. Congress as well as the IDSA due to the levels of multi-drug-resistance which exist in many hospitals. The FDA recently designated ceftolozane/tazobactam as a Qualified Infectious Disease Product, or QIDP. As a result of this qualification, ceftolozane/tazobactam is eligible for certain incentives, including an accelerated review period upon filing of an NDA, and if ceftolozane/tazobactam is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

  •
  Surotomycin—an oral antibiotic in development as a potential treatment for CDAD. We began Phase 3 clinical trials of surotomycin in July 2012. CDAD is a serious disease in the U.S. and many parts of the world, with significant levels of recurrence associated with increasing risk of mortality. Data from our Phase 2 clinical trial, as announced in 2011, demonstrated that treatment with surotomycin reduced recurrence by more than 50% when compared with standard of care, oral vancomycin. In late 2012, the FDA designated surotomycin as a QIDP, and as a result, surotomycin is also eligible for the same incentives as ceftolozane/tazobactam, as discussed above.

  •
  Bevenopran—an oral therapy in development as a potential treatment for OIC, which we acquired in connection with our acquisition of Adolor in December 2011. We began a Phase 3 long-term safety study of bevenopran in OIC in late 2012. OIC is the most common side effect for patients undergoing long-term treatment with opioids to relieve chronic pain, such as serious back pain. We expect to begin enrollment in Phase 3 efficacy trials of bevenopran in patients with OIC in the first half of 2013. Assuming clinical trial success and regulatory approval, we believe bevenopran would address an important unmet medical need in the chronic care setting.

        See "Business," in Item 1 of Part I to this Annual Report on Form 10-K for a discussion of our products, product candidates and pre-clinical programs.

Financial Highlights

        The following table is a summary of our selected financial results for the periods presented:

	For the Years Ended December 31,
	2012		2011		2010
	(in millions, except per share data)
Total revenues, net	$926.4		$754.0		$636.4
Net income	$154.1	(1)	$33.0	(2)	$94.3
Basic net income per common share	$2.42		$0.54	(2)	$1.60
Diluted net income per common share	$2.10		$0.52	(2)	$1.55

(1)
In the fourth quarter of 2012, we recorded an impairment charge of $38.7 million to write down the IPR&D asset related to bevenopran, which we acquired in connection with the acquisition of Adolor in December 2011. The impairment charge was largely offset by contingent consideration income of $37.0 million recorded during the fourth quarter of 2012, due to a related decrease in the probability of achieving a regulatory approval milestone in the EU for bevenopran. See the "Results of Operations" section of this MD&A for additional information.

(2)
During the year ended December 31, 2011, we recognized $91.5 million of contingent consideration expense primarily related to increasing the fair value of our contingent consideration liability related to ceftolozane/tazobactam. See the "Results of Operations" and "Commitments and Contingencies" sections of this MD&A for additional information.

        Changes to our liquidity position and financing capability during 2012, were as follows:

  •
  As of December 31, 2012, we had cash, cash equivalents and investments of $979.4 million, as compared to $867.7 million as of December 31, 2011.

  •
  In June 2012, we repurchased $74.7 million aggregate principal amount of our 2.25% Notes, in privately-negotiated transactions, and in November 2012, we retired the remaining $34.5 million of our outstanding 2.25% Notes. Our outstanding convertible debt as of December 31, 2012, consists of $450.0 million aggregate principal amount of our 2.50% Notes due November 2017.

  •
  In November 2012, we entered into a three-year senior-secured revolving credit facility of up to $150.0 million.

Business Developments

        The following is a summary of certain significant business developments that occurred during the year ended December 31, 2012, or that impacted the period thereof:

  ANDA Notification/Patent Litigation in U.S.

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN, and in May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an NDA to the FDA seeking approval to market a generic version of CUBICIN. In March 2012, we filed a patent infringement lawsuit against Hospira in response to its ANDA filing, and in July 2012, we filed a new complaint against Hospira in response to Hospira's amendment to its ANDA filing. In September 2012, we filed a patent infringement complaint against Hospira in response to its NDA filing. See the "Intellectual Property Portfolio" section in Item 1 of Part I of this Annual Report on Form 10-K for additional information.

  Acquisition of Adolor

        In December 2011, we completed our acquisition of Adolor. Under the terms of the agreement and plan of merger, we paid Adolor stockholders $4.25 in cash for each share of Adolor common stock, or approximately $220.8 million, in aggregate, which we funded from our existing cash balances. Adolor's former stockholders also received one non-transferable CPR, which represents the right to receive up to an additional $4.50 in cash for each share of Adolor common stock owned, or up to approximately $233.8 million in aggregate, which Cubist is required to pay upon achievement of certain regulatory milestones, sales milestones or a combination of both, related to bevenopran. The fair value of the purchase price was estimated to be $331.0 million and was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition.

        In the fourth quarter of 2012, we determined that the carrying value of the IPR&D asset related to bevenopran, which we acquired in connection with the acquisition of Adolor, was impaired as a result of our decision in the fourth quarter of 2012 to deprioritize and delay efforts to develop bevenopran for the EU market. This decision was based on our current assessment of the regulatory path and the commercial opportunity for OIC agents in the EU. We recorded an impairment charge of $38.7 million to write down the IPR&D asset related to bevenopran and recorded contingent consideration income of $37.0 million during the fourth quarter of 2012 to adjust the fair value of the contingent consideration liability. See the "Results of Operations" section within this MD&A for additional information.

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenues

        The following table sets forth revenues for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
U.S. product revenues, net	$849.4	$701.4	21%
International product revenues	50.5	36.7	38%
Service revenues	23.2	6.7	246%
Other revenues	3.3	9.2	-64%

Total revenues, net	$926.4	$754.0	23%

  Product Revenues, net

        Cubist's net U.S. product revenues included $809.2 million of sales of CUBICIN and $40.2 million of sales of ENTEREG for the year ended December 31, 2012, as compared to $698.8 million of sales of CUBICIN and $2.6 million of sales of ENTEREG for the year ended December 31, 2011. Gross U.S. product revenues totaled $977.9 million and $802.5 million for the years ended December 31, 2012 and 2011, respectively. The $175.4 million increase in gross U.S. product revenues was primarily due to: (i) price increases of 5.5% for CUBICIN in July 2011, January 2012 and July 2012, which resulted in $94.8 million of additional gross CUBICIN U.S. product revenues; (ii) an increase of approximately

5.2% in vial sales of CUBICIN in the U.S., which resulted in higher gross CUBICIN U.S. product revenues of $41.2 million; and (iii) the addition of ENTEREG to our product portfolio in December 2011, which resulted in additional gross U.S. product revenues of $39.4 million.

        Gross U.S. product revenues are offset by provisions for the years ended December 31, 2012 and 2011, as follows:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
Gross U.S. product revenues	$977.9	$802.5	22%
Provisions offsetting U.S. product revenues
Contractual adjustments	(55.3)	(45.1)	23%
Governmental rebates	(73.2)	(56.0)	31%

Total provisions offsetting product revenues	(128.5)	(101.1)	27%

U.S. product revenues, net	$849.4	$701.4	21%

        Contractual adjustments include pricing and early payment discounts extended to our customers, as well as sales returns and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid program rebates and Medicare coverage gap discount programs, as well as chargebacks related to 340B/PHS and FSS drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increases in chargebacks, pricing discounts and Medicaid rebates due to increased U.S. sales of CUBICIN and the price increases described above.

        We expect net revenues from sales of CUBICIN in the U.S. to continue to increase due primarily to increased vial sales and price increases we may implement. We also expect an increase in ENTEREG product revenues as a result of targeted efforts by our sales force in the hospital setting. There are a number of events, trends and uncertainties that are impacting or may impact our revenues from CUBICIN and ENTEREG and the growth of such revenues. These events, trends and uncertainties are set forth in the "Risk Factors" section in Item 1A of Part I to this Annual Report on Form 10-K.

        International product revenues are primarily based on sales of CUBICIN by Novartis, our distribution partner in the EU. International product revenues increased to $50.5 million for the year ended December 31, 2012, from $36.7 million for the year ended December 31, 2011, primarily related to an increase in product sold by Novartis and MSD Japan for their distribution of CUBICIN in their respective territories. We expect our international product revenues to increase from 2012 as a result of an increase in anticipated sales of CUBICIN by our international alliance partners.

  Service Revenues

        Service revenues for the years ended December 31, 2012 and 2011, were $23.2 million and $6.7 million, respectively. Service revenues for the years ended December 31, 2012 and 2011, related to quarterly fees earned under the co-promotion agreement with Optimer to promote DIFICID in the U.S. In addition, during the year ended December 31, 2012, we recorded a $5.0 million payment for the achievement of an annual sales target under the terms of the co-promotion agreement and a $3.5 million payment representing a portion of Optimer's gross profits on net sales of DIFICID in the U.S. that exceeded the annual sales target for the first sales year as stipulated in the co-promotion agreement. We expect service revenues to decrease in 2013 as compared to 2012, as the arrangement with Optimer terminates in July 2013.

  Other Revenues

        Other revenues for the years ended December 31, 2012 and 2011, were $3.3 million and $9.2 million, respectively. Other revenues for the year ended December 31, 2011, included a $5.0 million sales milestone during the year ended December 31, 2011, as a result of Novartis achieving a predetermined level of aggregate sales of CUBICIN to third parties, which we recognized as other revenue upon achievement.

Costs and Expenses

        The following table sets forth costs and expenses for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
Cost of product revenues	$230.1	$172.9	33%
Research and development	277.7	184.5	51%
Impairment of IPR&D	38.7	—	N/A
Contingent consideration	(29.0)	91.5	-132%
Selling, general and administrative	171.8	163.2	5%
Restructuring charges	—	9.3	-100%

Total costs and expenses	$689.3	$621.4	11%

  Cost of Product Revenues

        Cost of product revenues were $230.1 million and $172.9 million for the years ended December 31, 2012 and 2011, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization expense related to certain intangible assets. The increase in cost of product revenues of $57.2 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily attributable to the increase in sales of CUBICIN in the U.S., the addition of ENTEREG to our product portfolio and amortization expense related to the ENTEREG intangible asset. Our gross margin for the years ended December 31, 2012 and 2011, was 74% and 77%, respectively. The decrease in our gross margin percentage from the year ended December 31, 2011, is primarily due to the gross margin for ENTEREG, which was impacted by $18.3 million of amortization expense related to the ENTEREG intangible asset. We expect our gross margin percentage in 2013 to be similar to our gross margin percentage in 2012.

  Research and Development Expense

        The following table contains a breakdown of our research and development expenses for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
External expenses:
Marketed products	$17.3	$13.9	24%
Phase 3 programs:
Ceftolozane/tazobactam	70.2	26.2	167%
Surotomycin	20.3	*	N/A
Bevenopran	8.2	*	N/A
Earlier-stage programs	29.2	36.8	-21%
Milestone and upfront payments	5.5	10.0	-45%
Research and development employee-related expenses	82.0	64.8	27%
Other unallocated internal research and development expenses	45.0	32.8	37%

Total research and development	$277.7	$184.5	51%

*
Program had not reached Phase 3 development for the period presented.

        For each of our research and development programs, we incur both external and internal expenses. External expenses include clinical and non-clinical activities performed by CROs, lab services, purchases of drug product materials and manufacturing development costs. We track external research and development expenses by individual program, with the Phase 3 costs associated with development activities for our three current Phase 3 programs identified in the table above. Marketed product expenses include external expenses for post-marketing Phase 4 trials for CUBICIN and ENTEREG. External expenses for earlier-stage programs primarily include expenses incurred for CB-625, as well as costs incurred prior to Phase 3 for ceftolozane/tazobactam, surotomycin and bevenopran. Milestone and upfront payments included in research and development expense relate to the licensing or purchase of research and development assets that did not qualify as business combinations. Research and development employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

        The increase in research and development expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily due to: (i) an increase of $44.0 million in external expenses related to ceftolozane/tazobactam as a result of incurring a full year of Phase 3 clinical trial expenses for cUTI and cIAI, in which first patient enrollment commenced in July 2011 and December 2011, respectively; (ii) an increase of $20.3 million in external expenses related to surotomycin as a result of first patient enrollment in Phase 3 clinical trials, which commenced in July 2012; (iii) an increase of $8.2 million in external expenses related to bevenopran as a result of the start-up of a Phase 3 long-term safety study in October 2012; and (iv) an increase of $17.3 million in employee-related expenses due to additional headcount.

        We expect research and development expenses to increase by approximately $100.0 million in 2013. The increase in expense is expected to be driven by our Phase 3 clinical trial expenses for activities related to ceftolozane/tazobactam, surotomycin and bevenopran, including the cost to purchase the material for use in clinical trials, and continued investment in process and development, as well as an increase in headcount.

  Impairment of IPR&D

        In connection with the acquisition of Adolor in December 2011, we acquired an IPR&D asset related to bevenopran with an acquisition-date fair value of $117.4 million. During the fourth quarter of 2012, we made a decision to deprioritize and delay efforts to develop bevenopran for the EU market based on our current assessment of the regulatory path and the commercial opportunity for OIC agents in the EU. As a result of this decision, and in conjunction with our annual impairment test, we updated the fair value estimate of the IPR&D asset to incorporate a low probability of pursuing bevenopran in the EU. We recorded an impairment charge of $38.7 million to write down the IPR&D asset to its revised fair value, which was recorded within our consolidated statement of income for the year ended December 31, 2012. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

  Contingent Consideration

        Contingent consideration income was $29.0 million for the year ended December 31, 2012, and contingent consideration expense was $91.5 million for the year ended December 31, 2011. This income/expense represents the change in the fair value of the contingent consideration liability relating to remaining amounts potentially payable to Calixa's former stockholders pursuant to our agreement to acquire Calixa in December 2009 and to Adolor's former stockholders pursuant to our agreement to acquire Adolor in December 2011. The change in the fair value for the year ended December 31, 2012, primarily related to recording contingent consideration income of $37.0 million with respect to bevenopran during the fourth quarter of 2012 as a result of decreasing the probability of achieving a regulatory approval milestone in the EU, which resulted in a decrease in the fair value of the CPRs owed to the former stockholders of Adolor. This was partially offset by contingent consideration expense for ceftolozane/tazobactam related to the time value of money.

        The change in the fair value of the contingent consideration liability for the year ended December 31, 2011, primarily relates to achieving the milestones for first patient enrollment in the Phase 3 clinical trials of ceftolozane/tazobactam for cUTI and cIAI, increasing the probabilities of success for subsequent associated milestones and recognizing expense related to the time value of money, which resulted in approximately $69.0 million of contingent consideration expense. In addition, the probability of enrollment in a Phase 3 clinical trial of ceftolozane/tazobactam as a potential treatment for HABP and VABP was increased, and the resulting fair value of the associated milestone was increased, which resulted in additional contingent consideration expense of $22.2 million.

        Contingent consideration expense/income may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

  Selling, General and Administrative Expense

        Selling, general and administrative expense for the year ended December 31, 2012, was $171.8 million as compared to $163.2 million for the year ended December 31, 2011. The increase in selling, general and administrative expense is primarily related to an increase of $4.5 million in payroll, benefits and other employee-related expenses due to an increase in headcount and an increase of $3.6 million in promotional expenses for ENTEREG and CUBICIN. This was partially offset by a decrease of $4.9 million in transaction fees related to the acquisition of Adolor in December 2011.

        We expect selling, general and administrative expense in 2013 to increase modestly, in the aggregate, primarily due to an increase in salaries, benefits and employee-related expenses due to an increase in headcount during 2013, as well as expenses related to patent infringement litigation with Hospira related to Hospira's ANDA and NDA filings.

  Restructuring Expense

        In connection with our acquisition of Adolor, we committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement for Adolor's operating lease for its facility in Exton, Pennsylvania, as of December 31, 2011. Cubist incurred charges of $9.3 million in the fourth quarter of 2011 related to these activities. We paid employee-related severance of $7.2 million and the lease termination obligation of $1.2 million during 2012 using our existing cash balances. The remaining severance payments will be made in the first half of 2013.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2012	2011	% Change
	(in millions)
Interest income	$3.1	$2.7	15%
Interest expense	(33.0)	(31.4)	5%
Other income (expense)	(7.6)	1.0	857%

Total other income (expense), net	$(37.5)	$(27.7)	35%

  Interest Expense

        Interest expense for the year ended December 31, 2012, was $33.0 million as compared to $31.4 million for the year ended December 31, 2011. The increase in interest expense is primarily due to the cessation of capitalizing interest as a result of completing construction at 65 Hayden Avenue in Lexington, Massachusetts, or 65 Hayden, in December 2011, partially offset by the retirement of our 2.25% Notes in June 2012 and November 2012. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

  Other Income (Expense)

        Other expense for the year ended December 31, 2012, was $7.6 million as compared to other income of $1.0 million for the year ended December 31, 2011. The increase in other expense for the year ended December 31, 2012, primarily relates to a $4.0 million aggregate loss recorded on the retirement of our 2.25% Notes in June 2012 and November 2012. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	For the Years Ended December 31,
	2012	2011
	(in millions, except percentages)
Effective tax rate	22.8%	68.5%
Provision for income taxes	$45.5	$71.8

        The effective tax rate of 22.8% for the year ended December 31, 2012, decreased from the effective tax rate for the year ended December 31, 2011, primarily due to the impact of significant non-deductible contingent consideration expense recorded in 2011, which increased the effective tax rate for the year ended December 31, 2011, by approximately 28.5%. In addition, during the fourth quarter of 2012, we recorded contingent consideration income that is not subject to income tax, which decreased the effective tax rate for the year ended December 31, 2012, by approximately 6.0%. In addition, the effective tax rate for the year ended December 31, 2012, was impacted by the resolution of uncertain state tax positions in the second quarter of 2012, resulting in the recognition of an $11.0 million net of federal tax benefit. The impact of the reversal of uncertain tax positions on the effective tax rate for the year ended December 31, 2012, was approximately -5.5%.

        For the year ended December 31, 2012, the difference between the effective tax rate of 22.8% and the U.S. federal statutory income tax rate of 35.0% is primarily due to contingent consideration income recorded in the fourth quarter of 2012 and the resolution of uncertain tax positions, as discussed above. For the year ended December 31, 2011, the difference between the effective tax rate of 68.5% and the U.S. federal statutory income tax rate of 35.0% is primarily due to the impact of non-deductible contingent consideration expense.

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

        Contingent consideration expense related to potential future milestone payments will have a negative impact on our effective tax rate in the year the expense is recognized as it is largely non-deductible for tax purposes. Conversely, contingent consideration income will lower our effective tax rate as contingent consideration income is not taxable. The 2013 effective tax rate will include the benefit of the federal research credit, which was extended retroactively through December 31, 2013, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The benefit of the 2012 federal research credit will be reflected in our effective tax rate for the first quarter of 2013. Our effective tax rate would have been reduced by approximately 2.0% had the credit been effective for the year ended December 31, 2012.

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenues

        The following table sets forth revenues for the periods presented:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
U.S. product revenues, net	$701.4	$599.6	17%
International product revenues	36.7	25.3	45%
Service revenues	6.7	8.5	-21%
Other revenues	9.2	3.0	203%

Total revenues, net	$754.0	$636.4	18%

  Product Revenues, net

        Cubist's total net product revenues included $698.8 million of sales of CUBICIN in the U.S., $2.6 million of sales of ENTEREG in the U.S. and $36.7 million of international product revenues for the year ended December 31, 2011, as compared to $599.6 million of net U.S. product revenues from sales of CUBICIN in the U.S. and $25.3 million of international product revenues for the year ended December 31, 2010. Gross U.S. product revenues totaled $802.5 million and $665.4 million for the years ended December 31, 2011 and 2010, respectively. The $137.1 million increase in gross U.S. product revenues was primarily due to price increases for CUBICIN in January and July 2011, which resulted in $82.9 million of additional gross CUBICIN U.S. product revenues, and to an increase of approximately 8% in vial sales of CUBICIN in the U.S., which resulted in higher gross CUBICIN U.S. product revenues of $51.5 million.

        Gross U.S. product revenues were offset by provisions for the years ended December 31, 2011 and 2010, as follows:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
Gross U.S. product revenues	$802.5	$665.4	21%
Provisions offsetting U.S. product revenues
Contractual adjustments	(45.1)	(33.9)	33%
Governmental rebates	(56.0)	(31.9)	75%

Total provisions offsetting product revenues	(101.1)	(65.8)	54%

U.S. product revenues, net	$701.4	$599.6	17%

        Contractual adjustments include pricing and early payment discounts extended to our customers, as well as sales returns and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid program rebates and Medicare coverage gap discount programs, as well as chargebacks related to 340B/PHS and FSS drug pricing programs. The increase in provisions against gross product revenue was primarily driven by increases in chargebacks, Medicaid rebates and pricing discounts due to increased U.S. sales of CUBICIN and the price increases described above. In addition, Medicaid rebates also increased as a result of health care reform, which increased the amount of Medicaid rebates and the number of individuals eligible to participate in the Medicaid program.

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

  Cost of Product Revenues

        Cost of product revenues were $172.9 million and $140.8 million for the years ended December 31, 2011 and 2010, respectively. Included in our cost of product revenues are royalties owed on net sales of CUBICIN under our license agreement with Eli Lilly, costs to procure, manufacture and distribute CUBICIN, and the amortization expense related to certain intangible assets. Our gross margin for the years ended December 31, 2011 and 2010, was 77%. The increase in cost of product revenues of $32.1 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily attributable to the increase in sales of CUBICIN in the U.S.

  Research and Development Expense

        The following table contains a breakdown of our research and development expenses for the periods presented:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
External expenses:
Marketed products	$13.9	$17.1	-19%
Phase 3 programs:
Ceftolozane/tazobactam	26.2	*	N/A
Earlier-stage programs	36.8	48.7	-24%
Milestone and upfront payments	10.0	1.0	900%
Research and development employee-related expenses	64.8	57.6	13%
Other unallocated internal research and development expenses	32.8	33.5	-2%

Total research and development	$184.5	$157.9	17%

*
Program had not reached Phase 3 development for the period presented.

        The increase in research and development expense was primarily due to: (i) an increase of $26.2 million in external expenses related to ceftolozane/tazobactam, in which first patient enrollment in Phase 3 clinical trials for cUTI and cIAI was achieved during July 2011 and December 2011, respectively; (ii) an increase of $9.0 million in milestone expense related to a $4.0 million development milestone paid to Astellas as a result of first patient enrollment for the Phase 3 trial of ceftolozane/tazobactam in cUTI in 2011 and a $5.0 million development milestone recorded during the year ended December 31, 2011, and paid to Hydra in January 2012, as a result of a CTA filing in December 2011 for CB-625; and (iii) an increase of $7.2 million in employee-related expenses.

  Contingent Consideration

        Contingent consideration expense was $91.5 million and $4.9 million for the years ended December 31, 2011 and 2010, respectively. This expense primarily represented the change in the fair value of the contingent consideration liability related to remaining amounts potentially payable to Calixa's former stockholders upon the achievement of certain development, regulatory and sales milestones pursuant to our agreement to acquire Calixa in December 2009. Approximately $69.0 million of the change in the fair value for the year ended December 31, 2011, related to achieving the milestones for first patient enrollment in the Phase 3 clinical trials of ceftolozane/tazobactam for cUTI and cIAI, increasing the probabilities of success for subsequent associated milestones and recognizing expense related to the time value of money. In addition, the probability of enrollment in a Phase 3 clinical trial of ceftolozane/tazobactam as a potential treatment for HABP and VABP in 2012 was increased, and the resulting fair value of the associated milestone was increased, which resulted in additional expense of $22.2 million.

  Selling, General and Administrative Expense

        Selling, general and administrative expense for the year ended December 31, 2011, was $163.2 million as compared to $143.3 million for the year ended December 31, 2010. The increase in selling, general and administrative expense was primarily due to an increase of $14.7 million in payroll, benefits and other employee-related expenses as a result of an increase in headcount and transaction fees of $8.1 million incurred in connection with the acquisition of Adolor in December 2011. The increase was partially offset by a decrease of approximately $3.0 million in rental expense as a result of the acquisition of the building and land located at 45-55 Hayden in July 2011, which we previously leased.

Other Income (Expense), net

        The following table sets forth other income (expense), net for the periods presented:

	For the Years Ended December 31,
	2011	2010	% Change
	(in millions)
Interest income	$2.7	$4.7	-43%
Interest expense	(31.4)	(25.6)	23%
Other income (expense)	1.0	(14.4)	-107%

Total other income (expense), net	$(27.7)	$(35.3)	-21%

  Interest Income

        Interest income for the year ended December 31, 2011, was $2.7 million as compared to $4.7 million for the year ended December 31, 2010. The decrease in interest income was primarily due to a decrease of $4.3 million due to lower rates of return on our investments resulting from a decline in overall market rates in 2011 as compared to 2010, partially offset by an increase of $2.3 million due to a higher average invested cash balance in 2011 as compared to 2010.

  Interest Expense

        Interest expense for the year ended December 31, 2011, was $31.4 million as compared to $25.6 million for the year ended December 31, 2010. The increase in interest expense was due to the issuance of $450.0 million aggregate principal amount of our 2.50% Notes in October 2010. Interest expense included $18.4 million of amortization of a debt discount during the year ended December 31, 2011, related to both our 2.50% Notes and 2.25% Notes in accordance with accounting guidance for debt with conversion and other options. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

  Other Income (Expense)

        Other income for the year ended December 31, 2011, was $1.0 million as compared to other expense of $14.4 million for the year ended December 31, 2010. The increase in other income for the year ended December 31, 2011, primarily related to a $15.9 million loss on the partial extinguishment of our 2.25% Notes in October 2010 that we recorded in 2010. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

Provision for Income Taxes

        The following table summarizes the effective tax rates and income tax provisions for the periods presented:

	For the Years Ended December 31,
	2011	2010
	(in millions, except percentages)
Effective tax rate	68.5%	38.9%
Provision for income taxes	$71.8	$60.0

        For the year ended December 31, 2011, the difference between the effective tax rate of 68.5% and the U.S. federal statutory income tax rate of 35.0% was primarily due to the impact of non-deductible contingent consideration of 28.5%, state income taxes of 3.7% and non-deductible expenses of 2.3% related to transaction costs incurred for the acquisition of Adolor. For the year ended December 31, 2010, the difference between the effective tax rate of 38.9% and the U.S. federal statutory income tax rate of 35.0% was primarily the result of state income taxes of 3.9%, non-deductible contingent consideration of 1.1% and the impact of the federal research and development tax credit of -1.7%.

Liquidity and Capital Resources

        We currently require cash to fund our working capital needs, to purchase capital assets and to pay our debt obligations. We fund our cash requirements primarily through sales of CUBICIN and ENTEREG and equity and debt financings. We expect to incur significant expenses in the future for the continued development and commercialization of CUBICIN, the development of our other drug candidates, particularly ceftolozane/tazobactam, surotomycin and bevenopran, investments in other product opportunities and our business development activities.

        A summary of our cash, cash equivalents, investments and certain financial obligations is as follows:

	As of December 31,
	2012	2011
	(in millions)
Cash and cash equivalents	$104.0	$197.6
Short-term investments	872.2	670.1
Long-term investments	3.2	—

Total	$979.4	$867.7

Outstanding principal on convertible notes	$450.0	$559.2
Payable to Glaxo	19.5	22.5

Total	$469.5	$581.7

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

Borrowings and Other Liabilities

        We have convertible debt outstanding as of December 31, 2012, related to our 2.50% Notes, due November 2017. In October 2010, we completed a registered public offering of $450.0 million aggregate principal amount of the 2.50% Notes. The 2.50% Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on each May 1st and November 1st. We used a portion of the net proceeds from this offering to repurchase $190.8 million aggregate principal amount of our outstanding 2.25% Notes in October 2010, at an average price of approximately $105.37 per $100 par value of debt. In June 2012, we repurchased $74.7 million of our 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt, resulting in a cash outflow of $102.6 million. In November 2012, we retired the remaining $34.5 million of our outstanding 2.25% Notes at an average stock price of approximately $42.14 per share, resulting in a cash outflow of $47.2 million. Holders had the option to receive 100% of the principal amount of their notes to be redeemed plus accrued and unpaid interest to the date of redemption or to convert their notes at a conversion value based on Cubist's stock price over a defined conversion reference period. Substantially all holders of the 2.25% Notes elected to convert, and we elected to pay all settlements of the 2.25% Notes, under redemption or upon conversion, in cash. We funded the retirement of our 2.25% Notes from our existing cash balances. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

        As a result of the acquisition of Adolor, we assumed an obligation to pay Glaxo remaining annual payments aggregating to $22.5 million, of which $3.0 million has been paid as of December 31, 2012. Cubist recorded the fair value of the remaining annual payments at the date of acquisition based on a discount rate. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information.

        In November 2012, Cubist entered into a $150.0 million three-year senior-secured, syndicated revolving credit facility with a group of lenders, including Royal Bank of Canada as administrative agent. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. The obligations under the credit facility are guaranteed by our existing and future domestic subsidiaries and are secured by substantially all of our assets and those of our subsidiary guarantors. The credit facility contains affirmative and negative covenants that we believe are customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The credit facility also requires Cubist to maintain a maximum leverage ratio and a minimum interest coverage ratio. There were no borrowings outstanding under the credit facility as of December 31, 2012. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information.

        We had a $90.0 million revolving credit facility with RBS Citizens National Association for general corporate purposes that we terminated in June 2012. There were no outstanding borrowings under the credit facility as of December 31, 2011.

Repurchases of Common Stock or Convertible Senior Notes Outstanding

        From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or repurchase or redeem, in cash or common stock, our outstanding 2.50% Notes pursuant to the terms of the convertible notes in privately-negotiated transactions, publicly-announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Cubist and its stockholders. Any such repurchases or redemptions could deplete some of our cash resources.

Cash Flows

        Our net cash flows are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)
Net cash provided by operating activities	$215.7	$200.4	$184.5
Net cash used in investing activities	$(232.4)	$(439.5)	$(222.7)
Net cash (used in) provided by financing activities	$(76.8)	$62.8	$253.0

  Operating Activities

        Net cash provided by operating activities of $215.7 million for the year ended December 31, 2012, increased from $200.4 million for the year ended December 31, 2011, primarily due to: (i) an increase in accounts receivable of $5.7 million as of December 31, 2012, as compared to an increase of $22.0 million as of December 31, 2011, due to timing of sales and cash receipts; and (ii) a decrease in prepaid income taxes of $13.4 million in 2012, as compared to an increase of $8.1 million in the prior year due to timing of payments to tax authorities.

        Net cash provided by operating activities for both the years ended December 31, 2012 and 2011, included the impact of milestone payments made to Calixa's former stockholders as a result of first patient enrollment in Phase 3 clinical trials of ceftolozane/tazobactam for cIAI and cUTI, respectively. The contingent consideration payments of $17.4 million and $23.2 million included within net cash provided by operating activities for the years ended December 31, 2012 and 2011, respectively, related to the amount of the milestone payments in excess of their acquisition-date fair value.

        Net cash provided by operating activities of $200.4 million for the year ended December 31, 2011, increased from $184.5 million for the year ended December 31, 2010, primarily due to: (i) the impact of the milestone payment made to Calixa's former stockholders as a result of first patient enrollment in Phase 3 clinical trials of ceftolozane/tazobactam for cUTI, as discussed above; and (ii) an increase in accrued restructuring as a result of the acquisition of Adolor, accrued Medicaid rebates as a result of delayed billing for rebate claims by state authorities and the impact of health care reform, as well as accrued royalties owed to Eli Lilly on sales of CUBICIN.

  Investing Activities

        Net cash used in investing activities in 2012 was $232.4 million, as compared to $439.5 million and $222.7 million in 2011 and 2010, respectively. Net cash used in investing activities in 2012 consisted of $214.3 million of net purchases of investments and $18.1 million of purchases of property and equipment. Net cash used in investing activities in 2011 consisted of $200.7 million related to the acquisition of Adolor, $138.8 million of net purchases of investments and $100.1 million of purchases of property and equipment primarily related to the acquisition of 45-55 Hayden and construction of approximately 104,000 square feet of laboratory space and associated administrative space at our facilities at 65 Hayden. Net cash used in investing activities in 2010 consisted of $205.2 million of net purchases of investments, which included $28.8 million received from the sale of our auction rate securities in December 2010, and $17.5 million of purchases of property and equipment. We estimate that capital expenditures for 2013 will be approximately $20.0 million, primarily driven by investment in laboratory equipment, information technology solutions and enhancements to support the needs of an expanding business, which we expect to fund from our existing cash balances.

  Financing Activities

        Net cash used in financing activities in 2012 was $76.8 million, as compared to net cash provided by financing activities of $62.8 million and $253.0 million in 2011 and 2010, respectively. Net cash used in financing activities for the year ended December 31, 2012, included the retirement of the outstanding aggregate principal of $109.2 million of our 2.25% Notes, as discussed above, and the $12.6 million acquisition-date fair value of the milestone payment made in January 2012 to Calixa's former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cIAI in 2011. This was partially offset by a $10.8 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. Net cash provided by financing activities for the year ended December 31, 2011, included an $18.1 million credit to additional paid-in capital relating to excess tax benefits from stock-based awards. This was partially offset by a milestone payment to Calixa's former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cUTI in 2011, of which the acquisition-date fair value of $16.8 million was included within net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2010, included cash received from the issuance of $450.0 million of our 2.50% Notes, offset by repayment of $190.8 million in aggregate principal of our 2.25% Notes and $14.0 million of debt issuance costs incurred in connection with the issuance of the 2.50% Notes. Net cash provided by financing activities also included cash received from stock option exercises and purchases of common stock through our employee stock purchase plan of $36.1 million, $61.6 million and $16.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Commitments and Contingencies

Legal Proceedings

        In February 2012, we received a Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN, and in May 2012, we received a second Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted to the FDA an amendment to its ANDA. In August 2012, we received a third Paragraph IV Certification Notice Letter from Hospira notifying us that it had submitted an NDA to the FDA seeking approval to market a generic version of CUBICIN. In March 2012, we filed a patent infringement lawsuit against Hospira in response to its ANDA filing, and in July 2012, we filed a new complaint against Hospira in response to Hospira's amendment to its ANDA filing. In September 2012, we filed a patent infringement complaint against Hospira in response to its NDA filing. See the "Intellectual Property Portfolio" section in Item 1 of Part I of this Annual Report on Form 10-K for additional information.

        In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve patent infringement litigation with respect to CUBICIN. We originally filed the patent infringement lawsuit in March 2009 in response to the February 2009 notification to us by Teva that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both us and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Among other things, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017; and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. See the "Business" section in Item 1 of Part I of this Annual Report on Form 10-K for additional information on the agreement, including, among other things, a summary of the licenses granted under the agreement, terms of the agreement that relate to the timing of the licenses, the scope of the licenses, the termination provisions, and provisions related to our obligation to supply CUBICIN to Teva.

Contingent Consideration

  Adolor

        If certain regulatory milestones, sales milestones or a combination of both are achieved with respect to bevenopran, we have committed, under the terms of the merger agreement pursuant to which we acquired Adolor in December 2011, to make future payments to the former stockholders of Adolor. We granted non-transferable CPRs to the former stockholders of Adolor, which represent the right to receive payments in addition to the upfront purchase price, up to a maximum amount of $4.50 in cash for each share owned by Adolor's former stockholders upon achievement of such milestones. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Adolor under the merger agreement ranges from zero to approximately $233.8 million.

        The fair value of the contingent consideration liability related to bevenopran decreased $33.5 million during the year ended December 31, 2012, primarily due to decreasing the probability of achieving a regulatory milestone in the EU, partially offset by the time value of money. If the probability of developing bevenopran for the EU market is further decreased or terminated, the contingent consideration liability could be further reduced.

  Calixa

        If certain development, regulatory, or commercial milestones are achieved with respect to ceftolozane/tazobactam, or other products that incorporate a novel anti-pseudomonal cephalosporin, CXA-101, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. First patient enrollment in Phase 3 clinical trials for cIAI triggered a $30.0 million milestone payment that we made to the former stockholders of Calixa in January 2012. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Calixa under the merger agreement is $220.0 million, which includes a $40.0 million milestone payment expected to be triggered in 2013 related to first patient enrollment in an open-label, Phase 3 clinical trial for VABP.

        In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of December 31, 2012 and 2011, the contingent consideration related to the Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties. The following summarizes our significant contractual obligations at December 31, 2012, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Convertible senior notes(1)	$—	$—	$450.0	$—	$450.0
Interest on convertible senior notes(1)	11.3	22.5	22.5	—	56.3
Royalty payments(2)	72.1	—	—	—	72.1
Inventory purchase obligations(3)	69.5	40.7	—	—	110.2
Contingent consideration obligations(4)	40.0	—	—	—	40.0
Other purchase obligations(5)	74.5	31.2	2.9	—	108.6
Other liabilities(6)	9.0	7.0	9.0	—	25.0

Total contractual cash obligations	$276.4	$101.4	$484.4	$—	$862.2

(1)
The convertible senior notes consist of a remaining $450.0 million aggregate principal amount of our 2.50% Notes, due in November 2017. The 2.50% Notes require semi-annual interest payments in May and November through maturity.

(2)
The royalty payments listed above represent amounts expected to be owed through December 31, 2012, to: i) Eli Lilly on sales of CUBICIN; ii) Eli Lilly and Shire on sales of ENTEREG; and iii) Glaxo on sales of ENTEREG. Committed payments do not reflect the impact of royalties on future sales of CUBICIN and ENTEREG beyond December 31, 2012, because we are unable to reliably estimate such total CUBICIN and ENTEREG sales on which royalties would be due.

(3)
The inventory purchase obligations listed above primarily represent purchases for the manufacturing of CUBICIN API by our supplier, ACSD, under the amended manufacturing and supply agreement with ACSD, as well as payments for converting CUBICIN API into its finished, vialed and packaged formulation under separate agreements for these services. The expected payments for minimum inventory purchase obligations have been translated to U.S. dollars using the exchange rate between U.S. dollars and Euros at December 31, 2012.

(4)
The contingent consideration obligation included above represents an amount for which we can reliably estimate the timing and amount of payments expected to be made to: i) the former stockholders of Calixa upon the achievement of certain development milestones with respect to ceftolozane/tazobactam in connection with our acquisition of Calixa; and ii) the former stockholders of Adolor upon the achievement of certain regulatory and commercialization milestones with respect to bevenopran. This contingent consideration obligation has not been probability-adjusted or discounted. The total undiscounted amounts potentially payable to the former stockholders of Calixa and Adolor, in excess of the amount included in the table above, are $180.0 million and $233.8 million, respectively, the payment of which is contingent upon the achievement of certain development, regulatory and sales-based milestones.

(5)
Other purchase obligations listed above primarily represent expected amounts owed to our CROs and independent clinical investigators related to clinical trials of candidates in our product pipeline, as well as amounts owed to our third-party service provider for the purposes of conducting clinical trials on our behalf related to ceftolozane/tazobactam. Other purchase obligations also include expected amounts for future research funding under our collaboration agreements.

(6)
Other liabilities listed above primarily represent amounts owed to Glaxo as a result of the termination agreement entered into between Adolor and Glaxo in June 2011. Adolor agreed to pay Glaxo $25.0 million, of which $2.5 million was paid in August 2011, payable in annual installments through 2017 in exchange for the return to Adolor of full commercialization rights to ENTEREG. In December 2011, we assumed the remaining obligations owed to Glaxo as a result of the acquisition of Adolor, and in September 2012, we made an annual payment of $3.0 million to Glaxo. The annual payments included above have not been discounted.

        In addition to the commitments discussed above, we have commitments to make potential future milestone payments to third parties under our license and collaboration arrangements totaling approximately $1.3 billion, which include $346.7 million for development milestones, $204.6 million for regulatory milestones and $741.5 million for sales-based milestones. These milestones primarily include the commencement and results of clinical trials, obtaining regulatory approval in various jurisdictions and the future commercial success of development programs, the outcome and timing of which are difficult to predict and subject to significant uncertainty. In addition to the milestones discussed above, we are obligated to pay royalties on future sales, which are contingent on generating levels of sales of future products that have not been achieved and may never be achieved. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See Note C., "Business Agreements," in the accompanying notes to consolidated financial statements for additional information regarding our license, collaboration and acquisition arrangements.

        Reserves for unrecognized tax benefits of $14.5 million have also been excluded from the table above due to our inability to predict the timing of tax audit resolutions.

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

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition;

  •
  Inventories;

  •
  Clinical Research Costs;

  •
  Investments;

  •
  Business Combinations;

  •
  Intangible Assets and Impairment;

  •
  Income Taxes;

  •
  Stock-Based Compensation; and

  •
  Contingent Consideration.

I. Revenue Recognition

        Our principal sources of revenue are: (i) sales of CUBICIN and ENTEREG in the U.S.; (ii) revenues derived from sales of CUBICIN by our international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and distribution agreements with other pharmaceutical and biopharmaceutical companies; and (iv) service revenues derived from our promotion and support of DIFICID. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and collectibility of the resulting receivable is reasonably assured.

  Multiple-Element Arrangements

        We account for revenue arrangements with multiple elements entered into or materially modified after January 1, 2011, by separating and allocating consideration in a multiple-element arrangement according to the relative selling price of each deliverable. The selling price of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

        We entered into the co-promotion agreement with Optimer in April 2011 to co-promote DIFICID in the U.S. The term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011. We assessed the co-promotion agreement under the accounting guidance on revenue recognition for multiple-element arrangements. The deliverables under the co-promotion agreement with Optimer include co-promotion of DIFICID, participation in joint committees and providing medical affairs support for DIFICID. Each identified deliverable within the arrangement was determined to be a separate unit of accounting, and the performance period of each deliverable was deemed to be the term of the co-promotion agreement. There are no performance obligations extending beyond the term of the arrangement. As a result, we are recognizing the service fees ratably over the performance period ending July 31, 2013.

        Cubist's other existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements. Under this guidance, we recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of Cubist's performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered by Cubist.

        We sell CUBICIN to international distribution partners based upon transfer price arrangements that are generally adjusted annually, based upon the terms of the agreements. Once our distribution partner sells CUBICIN to a third party, we may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price our partners previously paid us for the product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. Certain agreements with our distribution partners contain multiple elements in which we have continuing performance obligations.

In such arrangements in which we determined that the undelivered elements in each arrangement did not have objective evidence of fair value, payments from distribution partners are recorded as deferred revenue. We amortize deferred revenue over the remaining performance obligation.

  Milestone Payments

        Under our license, collaboration and commercialization agreements, we may be entitled to receive consideration in the form of milestone payments. Consideration for an event that meets the definition of a substantive milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either Cubist's performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as Cubist completes its remaining performance obligations.

  U.S. Product Revenues, net

        We maintain a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to our end users, which are generally hospitals and acute care settings. We generally do not allow wholesalers to stock CUBICIN or ENTEREG. This results in sales trending closely to actual hospital and acute care settings' purchases. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, discounts, wholesaler management fees, Medicaid program rebates and Medicare coverage gap discount program rebates in the same period the related sales are recorded.

        Our return policy allows our customers to return product within a specified period prior to and subsequent to the expiration date of the product. Our estimate of the provision offsetting returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and re-order rates of end users. If we discontinue the drop-ship program and allow wholesalers to stock CUBICIN and ENTEREG, our net product sales may be impacted.

        We analyze our estimates and assumptions for chargebacks, Medicaid program rebates and Medicare coverage gap discount program rebate reserves quarterly. Our reserves for chargebacks, Medicaid program rebates and Medicare rebates represent our estimates of outstanding claims for end-user rebate-eligible sales that have occurred, but for which related claim submissions have not been received. Our estimates are based on an analysis of customer sales mix data, prior claims history and third-party studies to determine which sales may flow through to a rebate- or chargeback-eligible customer. Effective March 23, 2010, the Affordable Care Act extended Medicaid rebates to drug volume issued to Medicaid patients whose drug coverage is managed by MCOs under individual agreements with states. We accrue for the expected liability at the time we record the sale; however, the time lag between sale and payment of Medicaid and Medicare rebates can be lengthy. In addition, we continue to experience delays in billing by state authorities under the MCO plans. As a result, in any particular period our Medicaid and Medicare rebate adjustments may incorporate revisions of accruals for several periods.

        Reserves for Medicaid program rebates and Medicare coverage gap discount program rebates are included in accrued liabilities and were $20.6 million and $14.9 million at December 31, 2012 and 2011, respectively. Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $9.2 million and $8.2 million at December 31, 2012 and 2011, respectively.

        We believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances. Applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns, chargebacks and Medicaid rebate reserves to vary. Due to the drop-ship model under which we currently operate and our experience to date of actual product returns and chargebacks, we do not expect that the differences in these reserves would be material. If actual results vary with respect to our Medicaid reserve, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.

II. Inventories

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) basis. On a quarterly basis, we analyze our inventory levels and write-down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of product revenues. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Therefore, any such written-down inventory would be sold at significantly higher margin. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We dispose of our expired inventory. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is included in other assets within the consolidated balance sheets.

III. Clinical Research Costs

        We engage external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. Contracts and studies vary significantly in duration and are generally composed of a fixed management fee, variable indirect reimbursable costs and amounts owed on a per patient enrollment basis. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expense in our consolidated statements of income. We defer and capitalize nonrefundable advance payments made by us for research and development activities, including clinical research activities, until the related goods are delivered or the related services are performed. Milestones paid to collaborators are expensed as incurred if the payment is not payment for future services. We monitor the activity levels and patient enrollment levels of the studies through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs.

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

IV. Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year from the balance sheet date are classified as long-term investments. Our short-term and long-term investments may include bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. Investments are considered available-for-sale as of December 31, 2012 and 2011, and are carried at fair value. In accordance with fair value measurement guidance, we categorize investments within the fair value hierarchy based on the inputs used to estimate fair value, which may be based on observable and/or unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. The fair value hierarchy level is determined by asset class based on the lowest level of significant input. As of December 31, 2012, the fair value estimates for our investments utilize observable inputs and are categorized as Level 1 or Level 2 of the fair value hierarchy, which is described in Note B., "Accounting Policies," in the accompanying notes to consolidated financial statements.

        Investments are initially valued at the transaction price and subsequently valued using information obtained through a third-party pricing service. The pricing service uses various market inputs to determine value, including trade information, broker or dealer quotes, bids, offers, market interest rates or a combination of these data sources. We corroborate the prices provided by our third-party pricing service by obtaining and analyzing market data from other pricing sources and confirming that the relevant markets are active. See Note E., "Investments," in the accompanying notes to consolidated financial statements for additional information.

        Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends and declines in value judged to be other-than-temporary credit losses are included in other income (expense) within the consolidated statements of income. Any premium or discount arising at purchase is amortized and/or accreted to interest income within the consolidated statements of income.

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

        The following table summarizes these estimated fair values (in millions):

December 12, 2011
(as adjusted)
Cash	$20.2
Investments	2.0
Inventory	46.1
IPR&D	117.4
ENTEREG intangible asset	163.3
Deferred tax assets	56.1
Goodwill	52.7
Other assets acquired	7.3

Total assets acquired	465.1
Deferred tax liabilities	(104.2)
Payable to Glaxo	(18.9)
Other liabilities assumed	(11.0)

Total liabilities assumed	(134.1)

Total net assets acquired	$331.0

        The purchase price allocation was prepared on a preliminary basis and adjusted during the measurement period to reflect information existing at the acquisition date but that became available only post-acquisition. The measurement period adjustments primarily related to certain ENTEREG inventory batches acquired from Adolor that were deemed saleable and additional deferred tax assets recorded as a result of the finalization of the Internal Revenue Code, Section 382 study performed in connection with the acquisition of Adolor's NOLs and the filing of its 2011 tax return. Goodwill of $60.7 million was initially recognized on the date of acquisition and purchase price accounting adjustments of $8.0 million, which reduced goodwill, were recorded through the measurement period. None of this goodwill is expected to be deductible for income tax purposes.

        We acquired commercial ENTEREG inventory and recorded it at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up is recorded to cost of product revenues within the consolidated statement of income as the related inventory is sold. We expect to consume substantially all of the ENTEREG API over a remaining period of approximately eight years based on our long-range sales projections of ENTEREG. See Note G., "Inventory," in the accompanying notes to consolidated financial statements for additional information.

        Of the identifiable assets acquired through our acquisition of Adolor, $117.4 million related to IPR&D for bevenopran. Bevenopran is an oral, peripherally-acting mu opioid receptor antagonist currently in development as a potential treatment for OIC in patients with chronic, non-cancer pain. Cubist initiated a Phase 3 long-term safety study of bevenopran as a potential treatment for OIC in patients with chronic, non-cancer pain in October 2012. See "Intangible Assets and Impairment" within this Critical Accounting Policies and Estimates section for additional information.

        We also recorded $163.3 million of finite-lived intangible assets, as adjusted, related to the rights to ENTEREG. The fair value of the acquired ENTEREG intangible asset was determined using an income approach, including a discount rate applied to the projected cash flows. The ENTEREG intangible asset is being amortized using the straight-line method over approximately nine years. Estimating the fair value of assets acquired and liabilities assumed in a business combination requires significant judgment. The use of different estimates could result in materially different fair values.

VI. Intangible Assets and Impairment

  IPR&D

        Upon acquisition, IPR&D assets are recorded at their acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets and are subject to impairment testing. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred.

        In July 2012, the FASB issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Cubist would be able to resume performing the qualitative assessment in any subsequent period. As provided for in the amended guidance, Cubist elected to bypass the qualitative assessment and instead performed the quantitative impairment test for its indefinite-lived intangible assets.

        IPR&D is tested for impairment on an annual basis, in the fourth quarter, or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.

        The projected discounted cash flow models used to estimate the fair values of our IPR&D reflects significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including:

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

        In connection with the acquisition of Calixa in December 2009, we identified and recorded $194.0 million as IPR&D assets relating to ceftolozane/tazobactam for cUTI, cIAI, HABP and VABP indications. As of the date of acquisition, the IPR&D asset related to ceftolozane/tazobactam for HABP and VABP had an estimated fair value of $174.0 million, and the IPR&D asset related to ceftolozane/tazobactam for cUTI and cIAI had an estimated fair value of $20.0 million. We assessed the fair value of IPR&D assets using an income approach, including discounted cash flow models that are probability-adjusted for assumptions relating to the development and potential commercialization of ceftolozane/tazobactam. Development of ceftolozane/tazobactam requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before it could be commercialized in the U.S. or other territories. The estimated research and development cost to complete ceftolozane/tazobactam, which includes potential development milestones but excludes contingent consideration milestones, ranges from $100.0 million to $120.0 million for the cUTI and cIAI indications and from $190.0 million to $230.0 million for the HABP and VABP indications. Assuming successful results in clinical trials and regulatory approval, we expect to commercially launch ceftolozane/tazobactam with cUTI and cIAI indications in 2015 and with the HABP and VABP indications in 2019. The estimated costs to complete each IPR&D project represent management's best estimate of expected costs, but are subject to change based on additional information to be received as development activities advance.

        In connection with the acquisition of Adolor in December 2011, we also identified and recorded IPR&D relating to bevenopran of $117.4 million. The fair value of the acquired IPR&D asset was determined using an income approach, including a discount rate, applied to the probability-adjusted cash flows. The estimated research and development cost to complete bevenopran ranges from $145.0 million to $170.0 million, which includes potential development milestones but excludes contingent consideration milestones. Assuming successful results in clinical trials and regulatory approval, we intend to commercially launch bevenopran in 2016.

        During the fourth quarter of 2012, we made a decision to deprioritize and delay efforts to develop bevenopran for the EU market based on our current assessment of the regulatory path and the commercial opportunity for OIC agents in the EU. As a result of this decision, and in conjunction with our annual impairment test, we updated the fair value estimate of the IPR&D asset to incorporate a low probability of pursuing bevenopran in the EU. We determined the fair value using an income approach, including a discount rate applied to the probability-adjusted cash flows, which was deemed to be a Level 3 input. We believe the assumptions are representative of those a market participant would use in estimating fair value. As of December 31, 2012, the IPR&D asset related to bevenopran is our only asset measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents approximately 9.0% of the total assets measured at fair value. The resulting fair value of the IPR&D asset related to bevenopran was $78.7 million at December 31, 2012. Accordingly, we recorded an impairment charge of $38.7 million to write down the IPR&D asset to its revised fair value, which was recorded within our consolidated statement of income for the year ended December 31, 2012. We did not recognize any impairment charges related to IPR&D during the years ended December 31, 2011 and 2010. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

        The successful development of new pharmaceutical products is subject to numerous risks and uncertainties, including, but not limited to, those set forth in the "Risk Factors" section of this Annual Report on Form 10-K. Given these uncertainties, there can be no assurance that our clinical programs will be successfully developed for the pursued indications or, if successfully developed, that these programs will be developed in the timeframes described above. If such development is not successful or completed in a timely manner or is more expensive than currently anticipated, we may not realize the financial benefits expected from our clinical programs or from the related acquisitions as a whole, which could have a material adverse effect on our results of operations.

  Goodwill

        Goodwill totaled approximately $114.1 million as of December 31, 2012, and relates to our acquisitions of Adolor and Calixa in December 2011 and December 2009, respectively. Goodwill represents the difference between the purchase price and the fair value of the net assets acquired under the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of our reporting unit below its carrying amount. We performed step one of the two-step goodwill impairment test by assessing the fair value of our reporting unit as compared to its carrying value, including goodwill. We determined that the carrying value of our single reporting unit did not exceed its fair value, and therefore, goodwill was not impaired as of December 31, 2012. We did not recognize any impairment charges related to goodwill during the years ended December 31, 2012, 2011 and 2010.

  Other Intangible Assets

        Other intangible assets consist of patents, intellectual property, acquired technology rights, manufacturing rights, and other intangibles with finite lives. We amortize our intangible assets using the straight-line method over their estimated economic lives, which range from nine to 13 years. Determining the economic lives of intangible assets requires us to make significant judgments and estimates and can materially impact our operating results. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of use of the acquired assets, overall business strategy, and market and economic trends. Future events could cause management to conclude that impairment indicators exist and that certain long-lived assets are impaired. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition. We did not recognize an impairment charge related to our other intangible assets during the years ended December 31, 2012, 2011 and 2010.

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

        In accounting for uncertain tax positions, we recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact our income tax provision in future periods. During the year ended December 31, 2012, we reversed $16.7 million of gross uncertain tax positions primarily due to an agreement reached with the Massachusetts tax authorities in 2012 related to the filing of amended state tax returns. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as a provision for income tax in the consolidated statement of income. See Note N., "Income Taxes," in the accompanying notes to consolidated financial statements for additional information.

VIII. Stock-Based Compensation

        We expense the fair value of employee stock-based compensation using the straight-line recognition method over the employees' service periods, which are generally the vesting period of the equity award. In order to determine the fair value of option awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, estimated option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. Our expected stock-price volatility assumption is based on the historical volatility of our stock, which is obtained from public data sources. The expected life represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. We determine the expected life assumption based on the exercise behavior and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns, if applicable. We estimate forfeitures based on our historical experience of pre-vesting cancellations for terminated employees. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. See Note K., "Employee Stock Benefit Plans," in the accompanying notes to consolidated financial statements for additional information.

IX. Contingent Consideration

        Each period we revalue the contingent consideration obligations associated with certain acquisitions to their fair value and record increases in the fair value as contingent consideration expense and record decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of our clinical programs in certain indications progress and additional data is obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note F., "Fair Value Measurements," in the accompanying notes to consolidated financial statements for additional information.

Recent Accounting Pronouncements

        In February 2013, the FASB issued amended accounting guidance for reporting accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of this guidance is not expected to have an impact on our consolidated financial statements.

        In July 2012, the FASB issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance for the year ended December 31, 2012. The adoption did not have any impact on our consolidated financial statements. As provided for in the amended guidance, we elected to bypass the qualitative assessment and instead performed the quantitative impairment test for our indefinite-lived intangible assets. See Note B., "Accounting Policies," in the accompanying notes to consolidated financial statements for additional information.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our cash in a variety of financial instruments, which may include money market instruments, bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. These investments are primarily denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. We currently own securities that are sensitive to market risks as part of our investment portfolio. The primary objective in managing our cash is to preserve capital and provide adequate liquidity to fund operations. None of these market-risk sensitive securities are held for trading purposes.

        The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.3 million and $1.6 million on our fixed-rate investments at December 31, 2012 and 2011, respectively.

        In November 2012, we retired the remaining $34.5 million outstanding amount of our 2.25% Notes. See Note M., "Debt," in the accompanying notes to consolidated financial statements for additional information. As of December 31, 2012 and 2011, the fair value of the 2.50% Notes was estimated by us to be $699.8 million and $675.6 million, respectively. We determined the estimated fair value of the 2.50% Notes by using quoted market rates. If interest rates were to increase by 100 basis points, the fair value of our 2.50% Notes would decrease approximately $2.9 million and $4.1 million at December 31, 2012 and 2011, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cubist Pharmaceuticals, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Cubist Pharmaceuticals, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cubist Pharmaceuticals, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in Note B to the consolidated financial statements, in 2010 the Company changed the methodology used to account for its auction rate securities by electing the fair value option.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 27, 2013

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$104,041	$197,618
Short-term investments	872,188	670,077
Accounts receivable, net	93,467	87,800
Inventory	41,947	34,890
Deferred tax assets, net	14,190	16,252
Prepaid expenses and other current assets	31,217	36,700

Total current assets	1,157,050	1,043,337
Property and equipment, net	166,465	168,425
In-process research and development	272,700	311,400
Goodwill	114,130	114,130
Other intangible assets, net	152,830	173,680
Long-term investments	3,167	—
Other assets	66,043	72,543

Total assets	$1,932,385	$1,883,515

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,603	$32,584
Accrued liabilities	163,633	144,794
Short-term deferred revenue	6,784	4,008
Short-term contingent consideration	38,998	67,999
Other current liabilities	3,500	3,000

Total current liabilities	258,518	252,385
Long-term deferred revenue	34,091	27,516
Long-term deferred tax liabilities, net	103,081	139,237
Long-term contingent consideration	150,215	180,235
Long-term debt, net	367,811	454,246
Other long-term liabilities	27,921	30,039

Total liabilities	941,637	1,083,658
Commitments and contingencies (Notes C, D, L, M and N)
Stockholders' equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 64,713,695 and 62,640,902 shares issued and outstanding as of December 31, 2012 and 2011, respectively	65	63
Additional paid-in capital	940,969	904,281
Accumulated other comprehensive loss	(59)	(185)
Retained earnings (accumulated deficit)	49,773	(104,302)

Total stockholders' equity	990,748	799,857

Total liabilities and stockholders' equity	$1,932,385	$1,883,515

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
U.S. product revenues, net	$849,371	$701,367	$599,601
International product revenues	50,454	36,658	25,316
Service revenues	23,249	6,725	8,500
Other revenues	3,285	9,222	3,041

Total revenues, net	926,359	753,972	636,458

Costs and expenses:
Cost of product revenues	230,057	172,864	140,765
Research and development	277,729	184,533	157,854
Impairment of in-process research and development	38,700	—	—
Contingent consideration	(29,021)	91,537	4,897
Selling, general and administrative	171,788	163,228	143,343
Restructuring charges	—	9,279	—

Total costs and expenses	689,253	621,441	446,859

Operating income	237,106	132,531	189,599
Other income (expense):
Interest income	3,076	2,670	4,700
Interest expense	(32,991)	(31,415)	(25,580)
Other income (expense)	(7,595)	1,003	(14,410)

Total other income (expense), net	(37,510)	(27,742)	(35,290)
Income before income taxes	199,596	104,789	154,309
Provision for income taxes	45,521	71,766	59,984

Net income	$154,075	$33,023	$94,325

Basic net income per common share	$2.42	$0.54	$1.60
Diluted net income per common share	$2.10	$0.52	$1.55
Shares used in calculating:
Basic net income per common share	63,766,209	60,839,128	58,795,467
Diluted net income per common share	81,444,658	62,937,141	62,659,632

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$154,075	$33,023	$94,325

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	126	(256)	84

Total other comprehensive income	126	(256)	84

Comprehensive income	$154,201	$32,767	$94,409

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$154,075	$33,023	$94,325
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt repurchase, including write-off of debt issuance costs	4,280	—	17,354
Depreciation and amortization	33,279	12,508	11,969
Amortization and accretion of investments	9,103	7,463	7,745
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	18,924	20,275	16,058
Premium paid for debt repurchase	(39,672)	—	(10,254)
Deferred income taxes	(32,942)	8,717	35,145
Stock-based compensation	25,702	19,368	15,984
Contingent consideration	(29,021)	91,537	4,897
Payment of contingent consideration	(17,408)	(23,209)	—
Impairment of in-process research and development	38,700	—	—
Other non-cash	15,304	6,703	2,375
Changes in assets and liabilities, excluding impact of assets acquired and liabilities assumed:
Accounts receivable	(5,667)	(21,970)	(3,370)
Inventory	(11,531)	(9,999)	1,528
Prepaid expenses and other current assets	5,483	(10,536)	(8,772)
Other assets	3,558	(4,425)	(11,645)
Accounts payable and accrued liabilities	36,764	51,341	6,252
Deferred revenue and other liabilities	6,719	19,573	4,883

Total adjustments	61,575	167,346	90,149

Net cash provided by operating activities	215,650	200,369	184,474

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(200,659)	—
Purchases of property and equipment	(18,129)	(100,068)	(17,474)
Purchases of investments	(1,529,281)	(1,406,763)	(654,755)
Proceeds from maturities of investments	1,314,993	1,267,945	449,531

Net cash used in investing activities	(232,417)	(439,545)	(222,698)

Cash flows from financing activities:
Payment of contingent consideration	(12,592)	(16,791)	(20,000)
Issuance of common stock	36,127	61,555	16,331
Excess tax benefit on stock-based awards	10,787	18,076	11,424
Repurchase of convertible subordinated debt	(109,218)	—	(190,782)
Proceeds from issuance of convertible senior debt	—	—	450,000
Payment of deferred financing costs	(1,914)	—	(13,986)

Net cash (used in) provided by financing activities	(76,810)	62,840	252,987

Net (decrease) increase in cash and cash equivalents	(93,577)	(176,336)	214,763
Effect of changes in foreign exchange rates on cash balances	—	985	890
Cash and cash equivalents at beginning of year	197,618	372,969	157,316

Cash and cash equivalents at end of year	$104,041	$197,618	$372,969

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash paid during the year for:
Interest, net of amounts capitalized	$12,441	$11,318	$6,166
Income taxes	$49,685	$41,770	$14,722
Supplemental disclosures of non-cash flow information:
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses for purchases of property and equipment	$(4,354)	$(919)	$5,974
Contingent consideration portion of purchase price (see Note D.)
Fair value of assets acquired and liabilities assumed through acquisitions (see Note D.)

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2009	57,978,174	$58	$702,248	$7,318	$(238,981)	$470,643
Cumulative effect adjustment to reclassify net gain related to auction rate securities previously recorded in accumulated other comprehensive income	—	—	—	(7,331)	7,331	—
Comprehensive income	—	—	—	84	94,325	94,409
Equity component of convertible subordinated and convertible senior debt	—	—	51,428	—	—	51,428
Exercise of stock options	1,077,169	1	14,342	—	—	14,343
Shares issued in connection with employee stock purchase plan and 401(k) plan	282,742	—	5,337	—	—	5,337
Tax benefit on stock-based awards	—	—	11,424	—	—	11,424
Stock-based compensation	6,872	—	15,839	—	—	15,839

Balance at December 31, 2010	59,344,957	59	800,618	71	(137,325)	663,423

Comprehensive income	—	—	—	(256)	33,023	32,767
Exercise of stock options	2,951,672	3	57,588	—	—	57,591
Shares issued in connection with employee stock purchase plan and 401(k) plan	340,826	1	8,553	—	—	8,554
Tax benefit on stock-based awards	—	—	18,076	—	—	18,076
Stock-based compensation	3,447	—	19,446	—	—	19,446

Balance at December 31, 2011	62,640,902	63	904,281	(185)	(104,302)	799,857

Comprehensive income				126	154,075	154,201
Equity component of convertible subordinated debt	—	—	(40,343)	—	—	(40,343)
Exercise of stock options	1,857,578	2	32,524	—	—	32,526
Shares issued in connection with employee stock purchase plan and 401(k) plan	211,925	—	7,923	—	—	7,923
Tax benefit on stock-based awards	—	—	10,787	—	—	10,787
Stock-based compensation	3,290	—	25,797	—	—	25,797

Balance at December 31, 2012	64,713,695	$65	$940,969	$(59)	$49,773	$990,748

The accompanying notes are an integral part of the consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

        Cubist Pharmaceuticals, Inc. ("Cubist" or "the Company") is a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of novel therapies to treat serious medical conditions in acutely-ill patients who are hospitalized or are being treated in other acute care settings. Cubist has two marketed products, CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan). The Company also co-promotes DIFICID® (fidaxomicin) in the United States, or U.S., under its co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer. In addition, Cubist has three drug candidates in late-stage clinical trials.

        CUBICIN is a once-daily, bactericidal, intravenous, or I.V., antibiotic with proven activity against methicillin-resistant Staphylococcus aureus (S. aureus). CUBICIN is approved in the U.S., European Union, or EU, and Japan for the treatment of certain Gram-positive bacteria and for certain bloodstream infections. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S. DIFICID is used for the treatment of Clostridium difficile-associated diarrhea, or CDAD. See Note C., "Business Agreements," for additional information related to the co-promotion agreement with Optimer.

        Cubist is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Cubist or its competitors of research and development stage products, the ability to market products or services, the Company's ability to attract and retain key personnel, the market acceptance of CUBICIN and ENTEREG, the size of the market for CUBICIN and ENTEREG, the Company's dependence on key suppliers, the ability to manufacture and supply sufficient quantities of its products and product candidates to meet commercial and clinical demand, the protection, enforcement and maintenance of the Company's patents and other proprietary technology, including in connection with the notice letters Cubist received from Hospira, Inc., or Hospira, in connection with which Hospira is seeking approval to market a generic version of CUBICIN, the Company's ability to obtain additional financing and the Company's compliance with governmental and other regulations. See Note L., "Commitments and Contingencies," for additional information.

B. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles, or GAAP, and include the accounts of Cubist and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company's acquisition of Adolor Corporation, or Adolor, were recorded at their fair values as of December 12, 2011, the date of acquisition. The operating results of Adolor have been consolidated with those of Cubist from the date of acquisition. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

        The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between Level 1 and Level 2 or between Level 2 and Level 3. During the year ended December 31, 2012, there were no transfers between Level 1, Level 2 or Level 3.

        The carrying amounts of Cubist's cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments primarily consist of available-for-sale securities as of December 31, 2012 and 2011, and are carried at fair value.

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Investments

        Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with remaining maturities of greater than one year from the balance sheet date are classified as long-term investments. Short-term and long-term investments may include bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. See Note E., "Investments," for additional information.

        Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, dividends and declines in value judged to be other-than-temporary credit losses are included in other income (expense) within the consolidated statements of income. Any premium or discount arising at purchase is amortized and/or accreted to interest income within the consolidated statements of income.

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

Concentration of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company's cash and cash equivalents are held with several major financial institutions in the U.S. Investments are restricted, in accordance with the Company's policies, to a concentration limit per institution.

        Cubist's accounts receivable, net at December 31, 2012 and 2011, represent amounts due to the Company from customers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. Cubist performs ongoing credit evaluations of its customers, including key wholesalers and distributors and generally does not require collateral. For the year ended December 31, 2012, Cubist did not have any significant write-offs of accounts receivable and its days sales outstanding has not significantly changed since December 31, 2011.

	Percentage of Total Accounts Receivable Balance as of December 31,
	2012	2011
AmerisourceBergen Drug Corporation	22%	22%
Cardinal Health, Inc.	18%	22%
McKesson Corporation	20%	19%

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

	Percentage of Total Net Revenues for the Years Ended December 31,
	2012	2011	2010
AmerisourceBergen Drug Corporation	20%	21%	25%
Cardinal Health, Inc.	18%	21%	22%
McKesson Corporation	18%	17%	17%

        The Company depends on a single-source supplier of the active pharmaceutical ingredient, or API, in CUBICIN and two suppliers to provide fill-finish services related to the manufacture of CUBICIN. If any of the Company's suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to supply CUBICIN at levels to meet market demand, the Company could experience a loss of revenue, which could materially and adversely impact its results of operations.

Inventory

        Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out (FIFO) basis. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of product revenues. The Company disposes of its expired inventory. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is included in other assets within the consolidated balance sheets.

Property and Equipment, Net

        Property and equipment are recorded at cost and are depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life
(in years)
Land	Indefinite
Building	40
Building enhancements	Not to exceed 20
Furniture and fixtures	5 - 10
Laboratory equipment	5
Computer hardware and software	3

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Intangible Assets

IPR&D

        IPR&D acquired in a business combination is capitalized on the Company's consolidated balance sheets at its acquisition-date fair value. Until the underlying project is completed, these assets are accounted for as indefinite-lived intangible assets and are subject to impairment testing. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

        The projected discounted cash flow models used to estimate the fair values of the Company's IPR&D assets reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size and market growth projections; (iii) estimates regarding the timing of and the expected costs to advance Cubist's clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate.

        In July 2012, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company concludes it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the company is not required to take further action. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Cubist would be able to resume performing the qualitative assessment in any subsequent period. As provided for in the amended guidance, Cubist elected to bypass the qualitative assessment and instead performed the quantitative impairment test for its indefinite-lived intangible assets.

        IPR&D is tested for impairment on an annual basis, in the fourth quarter, or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company's programs, Cubist could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or different assumptions could result in materially different fair value estimates. The Company recorded an impairment charge of $38.7 million during the year ended December 31, 2012, related to its IPR&D asset, bevenopran (formerly known as CB-5945). See Note I., "Goodwill and Other Intangible Assets, Net," for additional information. The Company did not recognize any impairment charges related to IPR&D during the years ended December 31, 2011 and 2010.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill relates to amounts that arose in connection with the acquisitions of Adolor and Calixa Therapeutics Inc., or Calixa, in December 2011 and December 2009, respectively. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company's single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount. Cubist performed step one of the two-step goodwill impairment test by assessing the fair value of its reporting unit as compared to its carrying value, including goodwill. The Company determined that the carrying value of its single reporting unit did not exceed its fair value, and therefore, goodwill was not impaired as of December 31, 2012. The Company did not recognize any impairment charges related to goodwill during the years ended December 31, 2012, 2011 and 2010.

Other Intangible Assets

        Other intangible assets consist of acquired intellectual property, manufacturing rights, processes, patents and acquired technology rights with finite lives. These assets are amortized on a straight-line basis over their estimated useful life which range from nine to 13 years. The fair values of patents obtained through an acquisition transaction are capitalized and amortized over the lesser of the patent's remaining legal life or its useful life. Costs to obtain, maintain and defend the Company's patents are expensed as incurred. Cubist evaluates the potential impairment of other intangible assets if events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. Cubist did not record any impairment charges related to other intangible assets during the years ended December 31, 2012, 2011 and 2010.

Revenue Recognition

        Principal sources of revenue are (i) sales of CUBICIN and ENTEREG in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist's international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) service revenues derived from Cubist's agreement with Optimer for the promotion and support of DIFICID in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

Multiple-Element Arrangements

        Cubist accounts for revenue arrangements with multiple elements entered into after January 1, 2011, by separating and allocating consideration in a multiple-element arrangement according to the relative selling price of each deliverable. The selling price of deliverables under the arrangement may be derived using a "best estimate of selling price" if vendor-specific objective evidence and third-party

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

evidence is not available. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company's control. The Company entered into the co-promotion agreement with Optimer in April 2011, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. See Note C., "Business Agreements," for additional information.

        Cubist's other existing license and collaboration agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements. Under this guidance, the Company recognizes non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of the undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of Cubist's performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and the technology has been delivered by Cubist.

U.S. Product Revenues, net

        Cubist maintains a drop-ship program under which orders are processed through wholesalers, but shipments are sent directly to the end users, which are generally hospitals and acute care settings. The Company generally does not allow wholesalers to stock CUBICIN or ENTEREG. All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, Medicaid program rebates, Medicare coverage gap discount program rebates, wholesaler management fees and discounts in the same period the related sales are recorded.

        Gross U.S. product revenues were offset by provisions for the years ended December 31, 2012, 2011 and 2010, as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Gross U.S. product revenues	$977,874	$802,457	$665,429
Provisions offsetting U.S. product revenues
Contractual adjustments	(55,331)	(45,093)	(33,900)
Governmental rebates	(73,172)	(55,997)	(31,928)

Total provisions offsetting product revenues	(128,503)	(101,090)	(65,828)

U.S. product revenues, net	$849,371	$701,367	$599,601

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

        Governmental rebates in the table above represent estimated amounts for Medicaid program rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service and Federal Supply Schedule drug pricing programs. Estimates and assumptions for reserves are analyzed quarterly. Effective March 23, 2010, the Affordable Care Act extended Medicaid rebates to drug volume issued to Medicaid patients whose drug coverage is managed by managed care organizations, or MCOs, under individual agreements with states. Reserves for chargebacks, Medicaid program rebates and Medicare coverage gap discount program rebates represent the Company's estimates of outstanding claims for end-user rebate- eligible sales that have occurred, but for which related claim submissions have not been received. The estimates are based on an analysis of customer sales mix data, prior claims history and third-party studies to determine which sales may flow through to a rebate- or chargeback-eligible customer. The Company accrues for the expected liability at the time it records the sale; however, the time lag between sale and payment of Medicaid program rebates and Medicare coverage gap discount program rebates can be lengthy. In addition, the Company continues to experience delays in billing by state authorities under the MCO plans. As a result, in any particular period, Medicaid program rebates and Medicare coverage gap discount program rebate adjustments may incorporate revisions of accruals for several periods.

        Reserves for returns, discounts, chargebacks and wholesaler management fees are offset against accounts receivable and were $9.2 million and $8.2 million at December 31, 2012 and 2011, respectively. Reserves for Medicaid program rebates and Medicare coverage gap discount program rebates are included in accrued liabilities and were $20.6 million and $14.9 million at December 31, 2012 and 2011, respectively.

International Product Revenues

        The Company sells CUBICIN to international distribution partners based upon transfer price arrangements that are generally adjusted annually, based upon the terms of the agreements. Once Cubist's distribution partner sells CUBICIN to a third party, Cubist may be owed an additional payment or royalty based on a percentage of the net selling price to the third party, less the initial transfer price Cubist's partners previously paid the Company for the product. Under no circumstances would the subsequent adjustment result in a refund to the distribution partner of the initial transfer price. Certain agreements with the Company's distribution partners contain multiple elements in which Cubist has continuing performance obligations. In such arrangements in which the Company determined that the undelivered elements in each arrangement did not have objective evidence of fair value, payments from distribution partners are recorded as deferred revenue. The Company amortizes deferred revenue to international product revenue over the remaining performance obligation. Total deferred revenue related to international product revenues was $20.4 million and $10.4 million at December 31, 2012 and 2011, respectively.

Service Revenues

        Service revenues for the years ended December 31, 2012, 2011 and 2010, were $23.2 million, $6.7 million and $8.5 million, respectively. Service revenues for the year ended December 31, 2012 and 2011, represent the ratable recognition of the quarterly service fee earned in accordance with the

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

co-promotion agreement with Optimer, which was entered into in April 2011, as described in Note C., "Business Agreements." In addition, service revenues during the year ended December 31, 2012, include a $5.0 million bonus for achieving an annual sales target and a $3.5 million payment representing a portion of Optimer's gross profits on net sales of DIFICID in the U.S. that exceeded the annual sales target for the first sales year. Service revenues for the year ended December 31, 2010, represent amounts earned under the Company's commercial services agreement with AstraZeneca Pharmaceuticals LP, an indirect wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to promote MERREM® I.V., an established (carbapenem class) I.V. antibiotic, in the U.S. The Company recognized revenues from this agreement as service revenues based on a baseline payment from AstraZeneca to Cubist, adjusted up or down by a true-up payment or refund based on actual U.S. sales of MERREM I.V. exceeding or falling short of the established baseline sales amount. The Company assessed the amount of revenue recognized at the end of each quarterly period to reflect its actual performance against the baseline sales amount that could not be subject to adjustment based on future quarter performance. The agreement with AstraZeneca, as amended, expired in accordance with its terms on June 30, 2010.

Other Revenues

        Other revenues include revenue related to upfront license payments, license fees and milestone payments received through Cubist's license, collaboration and commercialization agreements. Milestone payments received in accordance with these agreements and in which there are continuing performance obligations are recognized under accounting guidance for milestone payments. Consideration for an event that meets the definition of a substantive milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either Cubist's performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company's performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as Cubist completes its performance obligations. Total deferred revenue related to other revenues was $20.5 million and $21.1 million at December 31, 2012 and 2011, respectively.

Research and Development

        Research and development costs, including upfront fees and milestones paid to collaborators who are performing research and development activities under contractual agreement with the Company, are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. When the Company is reimbursed by a collaboration partner for work the Company performs, it records the costs incurred as research and development expenses and the related reimbursement as a reduction to research and development expenses in its consolidated statement of income. Research and development expenses primarily consist of employee-related

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

expenses, clinical and non-clinical activities performed by contract research organizations, or CROs, lab services, purchases of drug product materials, manufacturing development costs, general overhead and facilities and upfront and milestone payments related to the licensing or purchase of research and development assets that did not qualify as business combinations.

Stock-Based Compensation

        The Company expenses the fair value of employee stock-based compensation using the straight-line recognition method over the employees' service periods, which are generally the vesting period of the equity award. Compensation expense is measured using the fair value of the award at the grant date, adjusted for estimated forfeitures. The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Assumptions used in the Black-Scholes option-pricing model include estimates for stock price volatility, risk-free interest and expected life. Cubist's expected stock price volatility assumption is based on the historical volatility of the Company's stock price, which is obtained from public data sources. In prior years, the Company also utilized peer group data to derive its expected stock price volatility. The expected stock price volatility is determined based on the instrument's expected term. The risk-free interest rate is based on data derived from public sources. Cubist uses a dividend yield of zero as it has never paid cash dividends and has no intention of paying cash dividends in the foreseeable future. The expected life assumption represents the weighted average period of time that stock-based awards are expected to be outstanding giving consideration to vesting schedules, historical exercise patterns and post-vesting cancellations for terminated employees that have been exhibited historically, adjusted for specific factors that may influence future exercise patterns.

        The Company estimates forfeitures of stock-based awards based on its historical experience of pre-vesting cancellations for terminated employees. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. See Note K., "Employee Stock Benefit Plans," for additional information.

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

Basic and Diluted Net Income Per Common Share

        Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company's 2.25% convertible subordinated notes, or 2.25% Notes, and 2.50% convertible senior notes, or 2.50% Notes, the elimination of the loss on the repurchase of the Company's 2.25% Notes, discussed below, the exercise of stock options and the vesting of restricted stock units, or RSUs, as well as their related income tax effects.

        In June 2012, Cubist repurchased $74.7 million of its 2.25% Notes, in privately-negotiated transactions, which reduced Cubist's fully-diluted shares of common stock outstanding by 2,427,738 shares. In November 2012, Cubist retired the remaining $34.5 million outstanding amount of its 2.25% Notes, which reduced Cubist's fully-diluted shares of common stock outstanding by 1,121,639 shares. See Note M., "Debt," for additional information.

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands, except share and per share data)
Net income, basic	$154,075	$33,023	$94,325
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	7,088	—	1,271
Debt issuance costs related to 2.50% Notes, net of tax	936	—	154
Debt discount amortization related to 2.50% Notes, net of tax	8,705	—	1,399

Net income, diluted	$170,804	$33,023	$97,149

Shares used in calculating basic net income per common share	63,766,209	60,839,128	58,795,467
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,254,294	2,098,013	990,624
2.50% Notes payable convertible into shares of common stock	15,424,155	—	2,873,541

Shares used in calculating diluted net income per common share	81,444,658	62,937,141	62,659,632

Net income per share, basic	$2.42	$0.54	$1.60
Net income per share, diluted	$2.10	$0.52	$1.55

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. ACCOUNTING POLICIES (Continued)

        Potential shares of common stock excluded from the calculation of diluted net income per share as their inclusion would have been antidilutive, were:

	For the Years Ended December 31,
	2012	2011	2010
Options to purchase shares of common stock and RSUs	2,449,796	1,962,363	3,724,776
2.50% Notes payable convertible into shares of common stock	—	15,424,155	—
2.25% Notes payable convertible into shares of common stock	1,962,273	3,549,377	8,611,338

Subsequent Events

        Cubist considers events or transactions that have occurred after the balance sheet date but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. In February 2013, the Company entered into an option agreement with Adynxx, Inc., or Adynxx, under which Cubist has the exclusive right to acquire Adynxx. See Note Q., "Subsequent Event," for additional information.

Recent Accounting Pronouncements

        In February 2013, the FASB issued amended accounting guidance for reporting accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued amended accounting guidance for testing indefinite-lived intangible assets for impairment. The amendments permit a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2012. The adoption did not have any impact on its consolidated financial statements. As provided for in the amended guidance, Cubist elected to bypass the qualitative assessment and instead performed the quantitative impairment test for its indefinite-lived intangible assets. See the "Intangible Assets," section within this Note B., "Accounting Policies," for additional information.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS

Licensing and Collaboration Agreements

        In December 2011, Cubist acquired Adolor and with it, rights to Adolor's commercialized product, ENTEREG, and lead compound, bevenopran, an oral, peripherally-acting opioid receptor antagonist. Cubist assumed obligations to pay single-digit royalties on net sales of ENTEREG to Shire U.S. Inc., or Shire, and Eli Lilly & Co., or Eli Lilly, as a result of its acquisition of Adolor. The option and license agreement with Shire, as successor-in-interest to Roberts Laboratories Inc., and the license agreement with Eli Lilly remain in effect through the last to expire of the licensed Eli Lilly patents.

        In April 2002, Adolor entered into a collaboration agreement with Glaxo Group Limited, or Glaxo, in which Glaxo received exclusive, worldwide rights to develop and commercialize ENTEREG for certain indications. In June 2011, Glaxo and Adolor entered into a termination agreement whereby Adolor agreed to reacquire Glaxo's rights to ENTEREG in exchange for Adolor's agreement to pay Glaxo: i) $25.0 million, of which $2.5 million was paid by Adolor prior to the acquisition, payable in annual installments through 2017; ii) tiered, single-digit royalties on annual net sales of ENTEREG, subject to reductions based upon certain conditions; and iii) a one-time, sales-based milestone of $15.0 million upon achievement of a predetermined level of sales in a given year. Effective September 2011, Adolor assumed all responsibilities related to the commercialization of ENTEREG pursuant to the termination agreement. The termination agreement expires on the date of the last commercial sale of the product by Adolor in the U.S. In December 2011, the Company assumed the obligations owed to Glaxo as a result of the acquisition of Adolor. The Company made a payment of $3.0 million to Glaxo in September 2012, and the remaining $19.5 million is payable in five installments over the next five years. The Company does not expect to achieve the one-time sales-based milestone in 2013. See Note F., "Fair Value Measurements," for additional information.

        In September 2009, Adolor licensed the exclusive worldwide rights to bevenopran from Eli Lilly under a licensing agreement for an upfront payment of $2.0 million, potential development, regulatory and commercialization milestones and single-digit royalties on net sales of the product. Cubist assumed these obligations, including potential milestone payments aggregating to $69.5 million, upon acquisition of Adolor. The license agreement from Eli Lilly for bevenopran expires on a country-by-country basis on the later of: (i) the date of expiration of the last to expire of a valid claim in such country of the licensed patents; and (ii) the expiration of the data exclusivity period for bevenopran in such country.

        In December 2009, Cubist acquired Calixa and rights to develop and commercialize Calixa's lead compound, ceftolozane/tazobactam (formerly known as CXA-201), and other products that incorporate CXA-101, a novel anti-pseudomonal cephalosporin. Ceftolozane/tazobactam is an intravenously-administered combination of CXA-101, which Calixa licensed rights to from Astellas Pharma Inc., or Astellas, and the beta-lactamase inhibitor, tazobactam. Cubist's commercialization rights to CXA-101 cover all territories of the world except select Asia-Pacific and Middle Eastern territories. The agreement with Astellas was amended in September 2010 to allow Cubist to develop ceftolozane/tazobactam and other products that incorporate CXA-101 in all territories of the world. Pursuant to the license agreement with Astellas, the Company made a $4.0 million development milestone payment to Astellas as a result of first patient enrollment in a Phase 3 clinical trial of ceftolozane/tazobactam for complicated urinary tract infections, or cUTI. This milestone payment was recorded as research and development expense within the consolidated statement of income for the year ended December 31, 2011. The Company has an obligation to make remaining milestone payments to Astellas that could total up to $40.0 million if certain specified development, regulatory and sales events are achieved. In

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

addition, if licensed products are successfully developed and commercialized in the territories, Cubist will be required to pay Astellas tiered single-digit royalties on net sales of such products in such territories, subject to offsets under certain circumstances. Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country basis when the Company stops developing or selling licensed products in such country. Cubist has the right to terminate the agreement without cause upon prior notice to Astellas, and either party may terminate the agreement in the event of a breach of specified provisions of the agreement by the other party.

        In October 2009, Cubist entered into a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, to provide funding for the research and development of potential therapeutics for the management of pain. Under the terms of the agreement, Cubist has the exclusive worldwide rights to research, develop and commercialize licensed products. Cubist paid Hydra a $5.0 million upfront license fee and research and development funding payments of $13.8 million, in aggregate, since the inception of the arrangement, which was included in research and development expense. In December 2011, the Company filed a Clinical Trial Authorization, or CTA, in the EU for CB-625, a collaboration compound formulated for acute care therapy for the management of pain. Under the terms of the collaboration and license agreement, Cubist made a $5.0 million milestone payment to Hydra in January 2012 in connection with the December 2011 CTA filing, which was recorded as research and development expense during the year ended December 31, 2011. In December 2012, the Company completed its research collaboration with Hydra under the agreement. Unless earlier terminated, pursuant to the terms of the agreement, Cubist may be required to make payments of up to $572.0 million, in aggregate, upon achievement of certain development and sales milestones if three separate indications are pursued. Unless terminated earlier in accordance with its terms, the agreement with Hydra expires upon the expiration of the last-to-expire of all payment obligations under the contract, following the cessation of all research, development, manufacturing and commercialization of licensed products by or on behalf of Cubist and its affiliates.

        In November 1997, Cubist entered into a license agreement with Eli Lilly that was amended and restated in October 2000, and pursuant to which Cubist acquired exclusive worldwide rights to develop, manufacture and market daptomycin, the active ingredient in CUBICIN. In exchange for such license, Cubist paid an upfront license fee in cash and, if certain drug development milestones were achieved, agreed to pay milestone payments by issuing shares of common stock to Eli Lilly. In addition, Cubist is required to pay royalties to Eli Lilly on worldwide sales of CUBICIN. In July 2003, Cubist entered into an amendment to the restated license agreement with Eli Lilly and issued to Eli Lilly 723,619 shares of common stock valued at $8.0 million in consideration for a 1% reduction in the royalty rates payable to Eli Lilly. In September 2003, Cubist issued 38,922 shares of common stock valued at $0.5 million as a milestone payment to Eli Lilly upon Cubist receiving U.S. Food and Drug Administration, or FDA, approval for the commercial sale of CUBICIN. In March 2005, Cubist entered into a second amendment to the license agreement with Eli Lilly and issued to Eli Lilly 1,876,173 shares of common stock valued at $20.0 million in consideration for an additional 2% reduction in the royalty rates payable to Eli Lilly. The $8.0 million and $0.5 million milestone payments were recorded as intangible assets within the consolidated balance sheet and are being amortized over approximately 13 years, which was the estimated remaining life of the license agreement with Eli Lilly on the dates of the transactions. The $20.0 million was recorded as an intangible asset within the consolidated balance sheet and is being amortized over approximately 11 years, which was the estimated remaining life of the license agreement with Eli Lilly on the date of the transaction. The amortization of these intangible

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

assets is included in cost of product revenues within the consolidated statements of income. To date, in addition to the milestone payments made in stock, Cubist has made payments to Eli Lilly of approximately $453.0 million for royalties on sales of CUBICIN, which were paid in cash. Unless terminated earlier in accordance with its terms, Cubist's license agreement with Eli Lilly expires on the later of: (a) the expiration of the last-to-expire of the patents assigned or licensed under the agreement; and (b) the end of the tenth year from the date of first sale of CUBICIN in any of the U.S., Canada, Japan, the United Kingdom, Germany, France, Italy, Spain, Switzerland, Netherlands or Belgium in which know-how royalties are due under the agreement.

Commercialization and Distribution Agreements

        In April 2011, the Company entered into a co-promotion agreement with Optimer, pursuant to which Optimer engaged Cubist as its exclusive partner for the promotion of DIFICID in the U.S. DIFICID was approved by the FDA in May 2011 for the treatment of CDAD. Under the terms of the co-promotion agreement, Optimer and Cubist co-promote DIFICID to physicians, hospitals, long-term care facilities and other health care institutions as well as jointly provide medical affairs support for DIFICID. In addition, Optimer is responsible for the distribution of DIFICID in the U.S. and for recording revenue from sales of DIFICID. The term of the co-promotion agreement is approximately two years from the date of first commercial sale of DIFICID in the U.S., which occurred in July 2011. Optimer pays the Company a quarterly fee of $3.8 million throughout the term of the co-promotion agreement. Cubist is also eligible to receive an additional $12.5 million for the second sales year if a mutually agreed-upon annual sales target, established upon execution of the co-promotion agreement, is achieved and a portion of Optimer's gross profits derived from net sales of DIFICID above the specified annual target for the second sales year. The Company assessed the co-promotion agreement under the accounting guidance on revenue recognition for multiple-element arrangements. The deliverables under the co-promotion agreement with Optimer include co-promotion of DIFICID, participation in joint committees and providing medical affairs support for DIFICID. Each identified deliverable within the arrangement was determined to be a separate unit of accounting, and the performance period of each deliverable was deemed to be the term of the co-promotion agreement. There are no performance obligations extending beyond the term of the arrangement. As a result, the Company is recognizing the service fees ratably over the performance period ending July 31, 2013. See Note B., "Accounting Policies," for additional information.

        In March 2007, Cubist entered into a license agreement with Merck & Co., Inc., or Merck, for the development and commercialization of CUBICIN in Japan. Merck commercializes CUBICIN through its wholly-owned subsidiary, MSD Japan. In exchange for the development and commercialization rights in Japan, Merck paid Cubist an upfront fee of $6.0 million and in 2011, an additional milestone fee of $6.0 million for the receipt of regulatory approval in Japan. The milestone payment received in 2011 was not deemed to be substantive. The payments were recorded as deferred revenue and are recognized over the estimated performance period ending January 2021. Cubist could receive up to $32.5 million in additional payments upon Merck reaching certain sales milestones. In addition, Merck purchases finished but unlabeled vials of CUBICIN from Cubist in exchange for a transfer price. The license agreement with Merck will expire on the later of: (a) the expiration of the last to expire valid patent claim covering CUBICIN in Japan; (b) the end of market exclusivity for CUBICIN in Japan; or (c) 10 years from the date of commercial launch of CUBICIN in Japan, which occurred in September 2011.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

        In December 2006, Cubist entered into a license agreement with AstraZeneca AB for the development and commercialization of CUBICIN in China and certain other countries in Asia, the Middle East and Africa not yet covered by previously-existing CUBICIN international partnering agreements. In exchange for development and commercialization rights, AstraZeneca AB paid Cubist an upfront fee of $10.3 million. During the year ended December 31, 2010, Cubist earned $4.0 million under the agreement with AstraZeneca AB related to the receipt of regulatory approval of CUBICIN in China. Cubist could receive additional payments of up to $17.0 million upon AstraZeneca AB reaching regulatory and sales milestones. AstraZeneca AB pays Cubist a transfer price for its purchases of finished but unlabeled vials of CUBICIN and a quarterly royalty, net of the transfer price already paid for the vials sold during the quarter being reported, based on AstraZeneca AB's net sales in the quarter. Unless terminated earlier in accordance with its terms, the agreement with AstraZeneca AB expires on a country-by-country basis upon the expiration of the last-to-expire valid claim of a licensed patent in such country.

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

Other

        In April 2011, the Company entered into a settlement agreement with Teva Parenteral Medicines Inc., or Teva, and its affiliates to resolve patent infringement litigation with respect to CUBICIN. The Company originally filed the patent infringement lawsuit in March 2009 in response to the February 9, 2009, notification to Cubist by Teva that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of CUBICIN. The settlement agreement provides for a full settlement and release by both Cubist and Teva of all claims that were or could have been asserted in the patent infringement litigation and all resulting damages or other remedies. Under the settlement agreement, the Company granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if Cubist's daptomycin for injection product receives pediatric

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. BUSINESS AGREEMENTS (Continued)

exclusivity, June 24, 2018. The license Cubist granted to Teva would become effective prior to the later of these two dates if the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party's generic version of daptomycin for injection, if a third party sells a generic version of daptomycin for injection under a license or other authorization from Cubist, or if there are no longer any unexpired patents listed in the FDA's list of "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book, as applying to Cubist's New Drug Application, or NDA, covering CUBICIN. Teva may also sell the daptomycin for injection supplied by CUBICIN upon specified types of "at risk" launches of a generic daptomycin for injection product by a third party.

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

D. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Adolor

        On December 12, 2011, Cubist acquired 100% of the outstanding shares of common stock of Adolor for $4.25 in cash for each share owned by Adolor's former stockholders plus contingent payment rights, or CPRs, as described below, upon which Adolor became a wholly-owned subsidiary of Cubist. Adolor's assets included an existing commercialized product, ENTEREG, and rights to an additional clinical-stage product candidate, bevenopran, among others.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

        The following table summarizes the fair value of total consideration at December 12, 2011:

Total Acquisition- Date Fair Value
(in thousands)
Cash	$220,838
Contingent consideration	110,200

Total consideration	$331,038

        The contingent consideration relates to the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran, and in which Cubist granted non-transferable CPRs to the former stockholders of Adolor. The CPRs represent the right to receive payments in addition to the upfront purchase price, up to a maximum of $4.50 in cash for each share owned by Adolor's former stockholders upon achievement of such milestones. The CPRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. See Note F., "Fair Value Measurements," for additional information.

        The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

December 12, 2011
(as adjusted)
Cash	$20,179
Investments	2,000
Inventory	46,100
IPR&D	117,400
ENTEREG intangible asset	163,300
Deferred tax assets	56,094
Goodwill	52,671
Other assets acquired	7,351

Total assets acquired	465,095
Deferred tax liabilities	(104,138)
Payable to Glaxo Group Limited	(18,900)
Other liabilities assumed	(11,019)

Total liabilities assumed	(134,057)

Total net assets acquired	$331,038

        The purchase price allocation was prepared on a preliminary basis and adjusted during the measurement period to reflect information existing at the acquisition date but that became available only post-acquisition. The measurement period adjustments of $8.0 million, which reduced goodwill,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

primarily related to certain ENTEREG inventory batches acquired from Adolor that were subsequently deemed saleable and additional deferred tax assets recorded as a result of the finalization of the Internal Revenue Code, Section 382 study performed in connection with the acquisition of Adolor's NOLs and the filing of its 2011 tax return. Goodwill of $52.7 million, as adjusted, represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. None of this goodwill is expected to be deductible for income tax purposes.

        Of the identifiable assets acquired through the Company's acquisition of Adolor, $117.4 million related to the IPR&D asset, bevenopran. The fair value of the acquired IPR&D asset was determined using an income approach, including a discount rate, applied to the probability-adjusted cash flows. The assumptions were representative of those a market participant would use in estimating fair value. See Note F., "Fair Value Measurements," for additional information relating to subsequent fair value measurement of the IPR&D asset. Bevenopran is an oral, peripherally-acting mu opioid receptor antagonist in development for the treatment of opioid-induced constipation, or OIC, in patients with chronic, non-cancer pain. The Company initiated a Phase 3 long-term safety study of bevenopran for the treatment of OIC in patients with chronic, non-cancer pain in October 2012. The Company also recorded $163.3 million of finite-lived intangible assets, as adjusted, related to the rights to ENTEREG. The fair value of the acquired ENTEREG intangible asset was determined using an income approach, including a discount rate applied to the projected cash flows.

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

        The following supplemental unaudited pro forma information presents Cubist's financial results as if the acquisition of Adolor had occurred on January 1, 2010 (in thousands):

	For the Years Ended December 31,
	2011	2010
	(unaudited)
Total revenues, net	$809,416	$679,760

Net income	$29,147	$45,762

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

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. BUSINESS COMBINATIONS AND ACQUISITIONS (Continued)

  (ii)
  elimination of $13.1 million of transaction costs for both Cubist and Adolor and $9.3 million of restructuring charges for the year ended December 31, 2011, which are directly attributable to the transaction, and inclusion of these charges for the year ended December 31, 2010; and

  (iii)
  tax effecting the unaudited pro forma consolidated net income and adjustments for the years ended December 31, 2011 and 2010.

Restructuring Activities

        In connection with the acquisition, Cubist committed to a restructuring program in the fourth quarter of 2011, which included severance benefits to former Adolor employees and execution of a lease termination agreement with respect to Adolor's operating lease for its facility in Exton, Pennsylvania, as of December 31, 2011. The Company vacated the leased premises in June 2012. The Company incurred restructuring expense of $9.3 million during the fourth quarter of 2011 of which $8.1 million related to employee severance and $1.2 million related to the lease termination. The lease termination payment was made in June 2012, and the remaining severance payments will be made through the first half of 2013.

        The following table summarizes the activity within the restructuring liability included in accrued liabilities within the consolidated balance sheets:

	Employee- Related Severance	Early Termination of Leased Facilities	Total
	(in thousands)
Balance at December 31, 2011	$8,089	$1,190	$9,279
Less: payments made during the period	(7,156)	(1,190)	(8,346)

Balance at December 31, 2012	$933	$—	$933

E. INVESTMENTS

        The following table summarizes the amortized cost and estimated fair values of the Company's investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance at December 31, 2012:
Bank deposits	$61,000	$—	$—	$61,000
U.S. Treasury securities	114,041	4	(3)	114,042
Corporate and municipal notes	640,234	158	(215)	640,177

Total	$815,275	$162	$(218)	$815,219

Balance at December 31, 2011:
Bank deposits	$92,001	$—	$—	$92,001
U.S. Treasury securities	114,061	39	(7)	114,093
Federal agencies	39,408	1	(6)	39,403
Corporate and municipal notes	364,752	1	(173)	364,580

Total	$610,222	$41	$(186)	$610,077

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. INVESTMENTS (Continued)

        The following table contains information regarding the range of contractual maturities of the Company's investments:

	December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$812,104	$812,052	$610,222	$610,077
1-2 years	3,171	3,167	—	—

	$815,275	$815,219	$610,222	$610,077

        Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $60.1 million and $60.0 million as of December 31, 2012 and 2011, respectively, were included within short-term investments in the consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities. See Note B., "Accounting Policies," for additional information.

F. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

        The following tables set forth the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:(1)
Corporate and municipal notes	$—	$18,422	$—	$18,422
Short-term and long-term investments:(2)
Bank deposits	—	61,000	—	61,000
U.S. Treasury securities	114,042	—	—	114,042
Corporate and municipal notes	—	640,177	—	640,177

Total assets	$114,042	$719,599	$—	$833,641

Liabilities
Contingent consideration	$—	$—	$189,213	$189,213

Total liabilities	$—	$—	$189,213	$189,213

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:(1)
Federal agencies	$831	$—	$—	$831
Corporate and municipal notes	—	18,455	—	18,455
Short-term investments:(2)
Bank deposits	—	92,001	—	92,001
U.S. Treasury securities	114,093	—	—	114,093
Federal agencies	39,403	—	—	39,403
Corporate and municipal notes	—	364,580	—	364,580

Total assets	$154,327	$475,036	$—	$629,363

Liabilities
Contingent consideration	$—	$—	$248,234	$248,234

Total liabilities	$—	$—	$248,234	$248,234

(1)
Excludes $85.6 million and $178.3 million of cash at December 31, 2012 and 2011, respectively.

(2)
Excludes certificates of deposit of $60.1 million and $60.0 million not deemed to be securities at December 31, 2012 and 2011, respectively.

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

Debt

        The Company estimates the fair value of its 2.50% Notes by using quoted market rates in an inactive market, which are classified as Level 2 inputs. See Note M., "Debt," for additional information.

Payable to Glaxo

        In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo annual payments aggregating to $22.5 million as a result of Adolor's termination of its collaboration agreement with Glaxo in September 2011. The payable to Glaxo was recorded at its estimated fair value at the time of acquisition and was allocated between current and non-current liabilities within the consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. The Company made a payment

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

of $3.0 million to Glaxo in September 2012. As of December 31, 2012, the carrying value of the remaining five annual payments to Glaxo of $16.9 million approximates its fair value. Imputed interest on the payable to Glaxo is recorded as interest expense within the consolidated statements of income.

Contingent Consideration

        Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of income.

        Contingent consideration may change significantly as development progresses and additional data is obtained, impacting the Company's assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

Level 3 Disclosures

        The recurring Level 3 fair value measurements of the Company's contingent consideration liability include the following significant unobservable inputs:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Adolor
Contingent Consideration	$76,980	Probability-adjusted discounted cash flow	Probabilities of success	29% - 54% (43%)
			Periods in which milestones are expected to be achieved	2016 - 2020
			Discount rates	5.3% - 16.0% (6.8%)
Calixa Therapeutics Inc.
Contingent Consideration	$112,233	Probability-adjusted discounted cash flow	Probabilities of success	29% - 100% (57%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	5.3%

        The significant unobservable inputs used in the fair value measurement of Cubist's contingent consideration are the probabilities of successful achievement of development, regulatory and sales milestones, the period in which these milestones are expected to be achieved and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the discount rate and/or the period in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

        The table below provides a rollforward of fair value balances that used Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2010	$86,497
Contingent consideration liability recorded upon acquisition	110,200
Contingent consideration expense	91,537
Contingent consideration milestone payment	(40,000)

Balance at December 31, 2011	248,234
Contingent consideration expense (income)	(29,021)
Contingent consideration milestone payment	(30,000)

Balance at December 31, 2012	$189,213

  Adolor

        The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran, was estimated to be $77.0 million and $110.5 million as of December 31, 2012 and 2011, respectively. The change in the fair value of the contingent consideration liability during the year ended December 31, 2012, primarily related to recording contingent consideration income of $37.0 million during the fourth quarter of 2012 as a result of decreasing the probability of achieving a regulatory approval milestone in the EU. The decrease in the probability of achieving this milestone related to the Company's decision in the fourth quarter of 2012 to deprioritize and delay efforts to develop bevenopran for the EU market based on its current assessment of the regulatory path and the commercial opportunity for OIC agents in the EU. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Adolor under the merger agreement ranges from zero to approximately $233.8 million.

  Calixa

        The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to ceftolozane/tazobactam, was estimated to be $112.2 million and $137.7 million as of December 31, 2012 and 2011, respectively. The change in fair value for the year ended December 31, 2012, is primarily due to a $30.0 million milestone payment that Cubist made to the former stockholders of Calixa in January 2012, which was triggered by first patient enrollment in a Phase 3 clinical trial for complicated intra-abdominal infections, or cIAI, which occurred in December 2011. This was partially offset by contingent consideration expense related to the time value of money.

        First patient enrollment in Phase 3 clinical trials for cUTI occurred in July 2011, which triggered a $40.0 million milestone which Cubist paid to Calixa's former stockholders during the third quarter of 2011. Of the $51.2 million increase in the fair value of the contingent consideration liability during the year ended December 31, 2011, approximately $69.0 million related to achieving the first patient enrollment milestones for cUTI and cIAI discussed above, increasing the probabilities of success for

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. FAIR VALUE MEASUREMENTS (Continued)

subsequent associated milestones and recognizing expense related to the time value of money, partially offset by the $40.0 million milestone payment discussed above. In addition, the probability of enrollment in a Phase 3 clinical trial of ceftolozane/tazobactam as a potential treatment for hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP, was increased and the resulting fair value of the associated milestone was increased, which resulted in additional expense of approximately $22.2 million. This milestone would be satisfied by enrollment in such a trial to support a filing for marketing approval in either the U.S. or the EU or a Phase 2 clinical trial for the same indication achieving its clinical trial end-points. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Calixa under the merger agreement is $220.0 million. Ceftolozane/tazobactam is being developed as a potential treatment for HABP, VABP, cUTI and cIAI.

Non-Recurring Fair Value Measurements

        Certain assets such as IPR&D are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. During the fourth quarter of 2012, the Company made a decision to deprioritize and delay efforts to develop bevenopran for the EU market based on its current assessment of the regulatory path and the commercial opportunity for OIC agents in the EU. As a result of this decision, and in conjunction with its annual impairment test, the Company updated the fair value estimate of the IPR&D asset to incorporate a low probability of pursuing bevenopran in the EU. Cubist recorded an impairment charge of $38.7 million to write down the IPR&D asset to its revised fair value, which was recorded within its consolidated statement of income for the year ended December 31, 2012. The fair value was derived from assumptions that are representative of those a market participant would use in estimating fair value.

        The non-recurring Level 3 fair value measurements of the impairment analysis performed in the fourth quarter of 2012 included the following significant unobservable inputs:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Percentage
	(in thousands)
IPR&D asset (bevenopran)	$78,700	Income approach - Probability-adjusted discounted cash flow	Discount rate	16.0%

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. INVENTORY

        Inventory consisted of the following (in thousands):

	December 31,
	2012	2011
		(as adjusted)
Raw materials	$9,132	$6,015
Work-in-process	8,485	14,506
Finished goods	24,330	14,369

Inventory	41,947	34,890
Included in other assets:
Raw materials	34,091	40,410
Work-in-process	1,733	—
Finished goods	1,669	—

Total	$79,440	$75,300

        Inventory included in other assets within the consolidated balance sheets as of December 31, 2012, and December 31, 2011, represents the amount of ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisition of Adolor in December 2011, Cubist recorded the acquired ENTEREG inventory at a preliminary fair value of $40.8 million, which required a step-up adjustment to recognize the inventory at its expected net realizable value. During the fourth quarter of 2012, the Company recorded a measurement period adjustment of $5.3 million to the value of the acquired ENTEREG inventory. See Note D., "Business Combinations and Acquisitions," for additional information.

        ENTEREG finished goods have a shelf-life of three years from the date of manufacture which the Company expects to sell prior to expiration, with the corresponding inventory step-up recorded to cost of product revenues within the consolidated statements of income in the period in which the inventory is sold. The ENTEREG API, which is classified as raw materials, has a shelf-life of 60 months from the date of manufacture, but can be reprocessed at an immaterial cost to the Company with no expected reduction in potency, thereby extending its shelf-life as needed. The Company expects to consume substantially all of the ENTEREG API over a remaining period of approximately eight years based on the Company's long-range sales projections of ENTEREG.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consisted of the following at:

	December 31,
	2012	2011
	(in thousands)
Land and buildings	$166,659	$166,899
Laboratory equipment	35,961	29,463
Furniture and fixtures	3,351	2,504
Computer hardware and software	20,903	23,252
Construction-in-progress	3,120	3,467

	229,994	225,585
Less: accumulated depreciation	(63,529)	(57,160)

Property and equipment, net	$166,465	$168,425

        Depreciation expense was $12.4 million, $9.0 million and $9.0 million in 2012, 2011 and 2010, respectively. The Company capitalized approximately $2.5 million of interest costs related to the expansion at 65 Hayden Avenue in Lexington, Massachusetts, during the year ended December 31, 2011. Cubist did not capitalize interest during the years ended December 31, 2012 and 2010.

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

        Goodwill as of December 31, 2012, was $114.1 million and remained unchanged from the goodwill balance, as adjusted, as of December 31, 2011. Goodwill of $60.7 million was initially recognized in connection with the Company's acquisition of Adolor in December 2011, and purchase price accounting adjustments of $8.0 million, which reduced goodwill, were recorded through the measurement period primarily related to deferred tax assets and ENTEREG inventory. See Note D., "Business Combinations and Acquisitions," for additional information. Goodwill has been assigned to the Company's single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

Other Intangible Assets

        Other intangible assets consisted of the following finite-lived assets (in thousands):

	December 31,
	2012	2011
		(as adjusted)
Patents	$2,627	$2,627
Acquired technology rights	191,800	191,800

	194,427	194,427
Less: accumulated amortization—patents	(2,431)	(2,368)
accumulated amortization—acquired technology rights	(39,166)	(18,379)

Other intangible assets, net	$152,830	$173,680

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The Company recorded $163.3 million of intangible assets, as adjusted, in connection with its acquisition of Adolor in December 2011, which is included within acquired technology rights. The ENTEREG intangible asset acquired relates to the rights to commercialize ENTEREG in the U.S. and is being amortized using the straight-line method over approximately nine years. Amortization expense was $20.9 million, $3.5 million and $2.9 million in 2012, 2011 and 2010, respectively, and is primarily included within cost of product revenues.

        The estimated aggregate remaining amortization of other intangible assets as of December 31, 2012, for each of the five succeeding years is as follows:

(in thousands)
2013	$20,601
2014	20,729
2015	20,729
2016	19,449
2017	18,210
2018 and thereafter	53,112

$152,830

IPR&D

        The carrying value of IPR&D as of December 31, 2012 and 2011, was $272.7 million and $311.4 million, respectively. IPR&D is comprised of: (i) $78.7 million related to the development and potential commercialization of bevenopran as a result of the acquisition of Adolor and (ii) $194.0 million related to the development and potential commercialization of ceftolozane/tazobactam indications, which are currently expected to be cUTI, cIAI, HABP and VABP, as a result of the acquisition of Calixa. Ceftolozane/tazobactam for HABP and VABP had an estimated fair value of $174.0 million and ceftolozane/tazobactam for cUTI and cIAI had an estimated fair value of $20.0 million as of the acquisition date.

        During the fourth quarter of 2012, the Company updated the fair value estimate of the IPR&D asset to incorporate a low probability of pursuing bevenopran in the EU as a result of a decision to deprioritize and delay efforts to develop bevenopran for the EU market. Cubist recorded an impairment charge of $38.7 million to write down the IPR&D asset to its revised fair value. See Note F., "Fair Value Measurements," for additional information.

        Development of ceftolozane/tazobactam and bevenopran requires various levels of in-house and external testing, clinical trials and approvals from the FDA or comparable foreign regulatory authorities before ceftolozane/tazobactam or bevenopran could be commercialized for various indications in the U.S. or other territories. Drug development involves a high degree of risk, and most products that make it into clinical development do not receive marketing approval. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical product prior to the receipt of marketing approval, including, but not limited to: results from clinical trials that do not support continuing development, issues related to manufacturing or intellectual property protection, and other events or circumstances that cause unanticipated delays, technical problems or other difficulties. Given these risks and uncertainties, there can be no assurance that the development of the above mentioned

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)

development programs for any of the indications will be successfully completed. If the programs are not successful, in whole or in part, or are not completed in a timely manner, the Company may not realize the expected financial benefits from such programs or the acquisition of businesses as a whole, which could have a material adverse effect on the Company's results of operations.

J. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at:

	December 31,
	2012	2011
	(in thousands)
Accrued royalty	$72,103	$62,741
Accrued bonus	13,971	17,289
Accrued Medicaid and Medicare rebates	20,565	14,877
Accrued clinical trials	29,143	9,231
Accrued benefits and incentive compensation	8,603	10,447
Other accrued costs	19,248	30,209

Accrued liabilities	$163,633	$144,794

        Accrued royalty costs are primarily comprised of royalties owed on net sales of CUBICIN under Cubist's license agreements with Eli Lilly. Accrued Medicaid program rebates and Medicare coverage gap discount program rebates increased at December 31, 2012, as compared to December 31, 2011, as a result of increased levels of governmental rebates associated with higher levels of CUBICIN sales and continued delays in billing by state authorities. Accrued clinical trials increased as of December 31, 2012, as compared to December 31, 2011, as a result of clinical trial activity primarily related to ceftolozane/tazobactam and surotomycin (formerly known as CB-315). Other accrued costs decreased at December 31, 2012, as compared to December 31, 2011, primarily due to restructuring payments made during 2012 related to the acquisition of Adolor.

K. EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

        In June 2012, the Company's stockholders approved and the Company adopted the 2012 Equity Incentive Plan, or 2012 EIP, which replaced the Company's 2010 Equity Incentive Plan, or 2010 EIP, and the Company's Amended and Restated 2002 Directors' Equity Incentive Plan, or Directors' EIP. The 2012 EIP is the only existing equity compensation plan under which the Company may make equity-based awards to employees, directors and consultants. Under the 2012 EIP, the Company has reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, restricted stock, RSUs, performance units, stock grants and stock appreciation rights. In addition, the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 EIP, the Directors' EIP and the Amended and Restated 2000 Equity Incentive Plan as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards after June 7, 2012, are also available for grant under the 2012 EIP. Vesting conditions of the Company's equity awards did not change as a result of

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

the adoption of the 2012 EIP. Stock options granted, other than to directors under the 2012 EIP, and under the 2010 EIP have exercise prices no less than the fair market value on the grant date, vest ratably on a quarterly basis over a four-year period and expire ten years from the grant date. Stock options granted to directors under the Directors' EIP and the 2012 EIP have exercise prices no less than the fair market value on the grant date, vest ratably over either a one-year or a three-year period and expire ten years from the grant date. RSUs vest ratably on an annual basis over a four-year period. At December 31, 2012, there were 4,861,472 shares remaining available for grant under the 2012 EIP.

        Cubist does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. In line with its current business plan, Cubist does not intend to repurchase shares in the foreseeable future.

Summary of Employee Stock Purchase Plan

        Eligible employees may participate in an employee stock purchase plan sponsored by the Company. Under this program, participants purchase Cubist common stock at the end of pre-determined six-month intervals at 85% of the lower of the fair market value at the beginning or end of the period. Shares are purchased through payroll deductions of up to 15% of each participating employee's annual compensation over the course of the six-month period, subject to certain limitations. The current plan allows for the issuance of 1,250,000 shares of common stock to eligible employees. At December 31, 2012, there were 243,452 shares available for future sale to employees under this plan.

Summary of Stock-Based Compensation Expense

        The effect of recording stock-based compensation in the consolidated statement of income for the periods presented was as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$497	$264	$425
Research and development	9,100	6,623	5,121
Selling, general and administrative	16,105	12,481	10,438

Total stock-based compensation	25,702	19,368	15,984
Income tax effect	(9,510)	(7,449)	(5,930)

Stock-based compensation included in net income	$16,192	$11,919	$10,054

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

Valuation Assumptions

        The following weighted-average assumptions were used to calculate the fair value of each stock-based option award under the Black-Scholes option-pricing model:

	For the Years Ended December 31,
	2012	2011	2010
Expected stock price volatility	39.6%	41.0%	49.0%
Risk-free interest rate	0.6% - 1.1%	0.9% - 2.4%	1.2% - 2.6%
Expected annual dividend yield per share	—	—	—
Expected life of options	4.6 years	4.6 years	4.5 years

General Option Information

        A summary of the status of Cubist's stock option awards as of December 31, 2012, and changes during the year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
			(in thousands)	(in years)
Outstanding at December 31, 2011	8,238,838	$22.60	$160,252
Granted	1,801,715	$42.19	$426
Exercised	(1,669,978)	$19.48	$39,122
Forfeited	(345,381)	$30.39	$4,028

Outstanding at December 31, 2012	8,025,194	$27.31	$118,953	6.8

Vested and exercisable at December 31, 2012	4,790,523	$21.84	$96,832	5.5
Expected to vest at December 31, 2012	2,790,825	$35.41	$19,086	8.6

        The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $39.1 million, $42.2 million and $8.8 million, respectively. As of December 31, 2012, there was $32.0 million of total unrecognized compensation cost related to nonvested options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over the weighted-average period of 1.4 years. The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was approximately $17.3 million, $14.3 million and $12.9 million, respectively.

        The weighted average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010, was $14.37, $12.46 and $9.26, respectively. The weighted-average grant-date fair value of options vested as of December 31, 2012, 2011 and 2010, was $9.23, $8.46 and $9.69, respectively.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. EMPLOYEE STOCK BENEFIT PLANS (Continued)

RSUs

        A summary of the Company's RSU activity during the year ended December 31, 2012, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested at December 31, 2011	642,236	$28.38	$27,006
Granted	351,846	$42.34	$14,795
Vested	(187,600)	$26.63	$7,889
Forfeited	(70,543)	$30.12	$2,966

Nonvested at December 31, 2012	735,939	$35.33	$30,946

Expected to vest at December 31, 2012	514,612	$35.33	$21,639

        At December 31, 2012, there was $16.8 million of total unrecognized compensation cost related to nonvested RSUs granted under the Company's stock-based compensation plans, which is expected to be recognized over a period of approximately 1.4 years.

L. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Hospira's notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, the Company received a second Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an amendment to its ANDA. Hospira's second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, the Company received a third Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, seeking approval to market a generic version of CUBICIN. Hospira's third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the Orange Book. Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira's ANDA, as amended, and NDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira's amendment to its ANDA. On September 17, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware,

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. COMMITMENTS AND CONTINGENCIES (Continued)

respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA's approval of Hospira's ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira's generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney's fees. By statute, the FDA is automatically prohibited from approving Hospira's ANDA for 30 months from Cubist's receipt of Hospira's first Paragraph IV notification letter for such ANDA and from approving Hospira's NDA for 30 months from Cubist's receipt of Hospira's first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the respective 30-month period or otherwise shortens the respective 30-month period. The court has scheduled a trial date in these related actions beginning on February 18, 2014, and a claim construction hearing (commonly referred to as a Markman hearing) on April 10, 2013. The Company cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on the Company's results of operations and financial condition.

Other

        Cubist has minimum volume purchase commitments with third-party contract manufacturers with scheduled payments over the next five years that total $110.2 million at December 31, 2012. Cubist has a manufacturing and supply agreement with ACS Dobfar SpA, or ACSD, which was amended in November 2009. Under this amendment, Cubist and ACSD have agreed to: (a) a project plan for the process, equipment and associated plant improvements and expansion to ACSD's CUBICIN API facility intended to increase the capacity of the facility and the reimbursement to ACSD for certain costs associated with these activities; (b) a new CUBICIN API pricing schedule based on payments in Euros to ACSD that can be updated in the event that future facility or process improvements are implemented; and (c) a new minimum order requirement structure based on a percentage of the Company's CUBICIN API requirements rather than an absolute annual minimum. ACSD completed the process of expanding and making certain improvements to its CUBICIN API manufacturing facility in 2011 to increase production capacity.

        Cubist had other purchase obligations of $108.6 million at December 31, 2012, to be paid over the next five years. Other purchase obligations primarily related to clinical trial payment obligations owed to its CROs and independent clinical investigators related to certain clinical trials of candidates in its product pipeline, as well as amounts owed to its third-party service provider for the purposes of conducting clinical trials on Cubist's behalf related to ceftolozane/tazobactam.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT

        Debt is comprised of the following amounts at:

	December 31,
	2012	2011
	(in thousands)
Total 2.50% Notes outstanding at the end of the period	$450,000	$450,000
Unamortized discount	(82,189)	(96,007)

Net carrying amount of the liability component of the 2.50% Notes	367,811	353,993

Total 2.25% Notes outstanding at the end of the period	—	109,218
Unamortized discount	—	(8,965)

Net carrying amount of the liability component of the 2.25% Notes	—	100,253

Total carrying amount of the liability components of the 2.50% Notes and 2.25% Notes	$367,811	$454,246

2.25% Notes

        In October 2012, Cubist called for redemption of the remaining $34.5 million aggregate principal amount of its outstanding 2.25% Notes and notified holders that all conversions of the 2.25% Notes prior to the date of redemption would be settled in cash. Cubist held the right on or after June 20, 2011, to redeem all or a portion of the 2.25% Notes at 100% of the principal amount plus accrued and unpaid interest to the date of redemption if the closing price of Cubist's common stock on the date of the redemption notice was greater than 150% of the conversion price for at least 20 trading days (whether or not consecutive) out of 30 consecutive trading days immediately prior to the date Cubist gave notice of the redemption. The 2.25% Notes were convertible at any time prior to maturity into common stock at an initial conversion rate of 32.4981 shares of common stock per $1,000 of the 2.25% Notes principal, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $30.77 per share of common stock. Cubist could deliver cash or a combination of cash and common stock in lieu of shares of common stock, at Cubist's option. Substantially all holders of the 2.25% Notes elected to convert, and in November 2012, the Company retired, in cash, the 2.25% Notes at an average stock price of approximately $42.14 per share, resulting in a cash outflow of $47.2 million.

        In June 2012, the Company repurchased, in privately-negotiated transactions, $74.7 million of the principal amount of its 2.25% Notes at an average price of approximately $136.07 per $100 par value of debt plus accrued interest and transaction fees, resulting in a cash outflow of $102.6 million. The repurchases in June 2012 and November 2012 resulted in an aggregate loss of $4.4 million during the year ended December 31, 2012, primarily due to the difference between the net carrying value and the fair value of the liability component of the principal at the time of each repurchase. The aggregate loss was recorded to other income (expense) within the consolidated statement of income.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

2.50% Notes

        In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2.50% Notes due November 2017, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist's common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist's option, to the note holders that requested the conversion. Interest is payable to the note holders on each May 1st and November 1st, beginning May 1, 2011. As of December 31, 2012, the "if-converted value" exceeded the principal amount of the 2.50% Notes by $198.6 million.

        In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.50% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of the 2.50% Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2.50% Notes and the fair value of the liability at the date of issuance. The net carrying value of the equity component of the 2.50% Notes as of both December 31, 2012 and 2011, was $66.4 million. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the seven-year term of the 2.50% Notes, resulting in an amortization period ending November 1, 2017. For the years ended December 31, 2012, 2011 and 2010, the effective interest rate on the liability component of the 2.50% Notes was 7.0%. The fair value of the $450.0 million aggregate principal amount of the outstanding 2.50% Notes was estimated to be $699.8 million as of December 31, 2012, and was determined using a quoted market rate.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        The table below summarizes the interest expense the Company incurred on its 2.50% Notes, 2.25% Notes and other interest expense, which includes interest expense for the payable to Glaxo, for the periods presented:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Contractual interest coupon payment	$12,667	$13,707	$8,038
Amortization of discount on debt	17,244	18,447	15,048
Amortization of the liability component of the debt issuance costs	1,971	1,828	2,494
Other interest expense	1,109	—	—
Capitalized interest	—	(2,567)	—

Total interest expense	$32,991	$31,415	$25,580

        At December 31, 2012, future payments of principal and interest on existing debt and the payable to Glaxo are due as follows:

Principal
(in thousands)
2013	$3,500
2014	3,500
2015	3,500
2016	4,500
2017	454,500
2018 and thereafter	—

Total payments	469,500
Less current portion	(3,500)

Total long-term debt and payable obligations	$466,000

Credit Facility

        In November 2012, Cubist entered into a $150.0 million three-year senior-secured, syndicated revolving credit facility with a group of lenders, including Royal Bank of Canada, or RBC, as administrative agent. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. The obligations under the credit facility are guaranteed by the Company's existing and future domestic subsidiaries and are secured by substantially all of the assets of the Company and its subsidiary guarantors. The credit facility contains affirmative and negative covenants that are customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The credit facility also requires the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. DEBT (Continued)

        Borrowings under the credit facility bear interest at a rate per year equal to, at the Company's option, either: (a) a base rate determined by reference to the highest of (i) the prime rate of RBC; (ii) the federal funds effective rate plus 0.50%; and (iii) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin ranges from 2.25% to 2.75% for the Eurodollar rate and 1.25% to 1.75% for the base rate. There were no borrowings outstanding under the credit facility as of December 31, 2012.

        In December 2008, Cubist entered into a $90.0 million revolving credit facility with RBS Citizens National Association, or RBS Citizens, for general corporate purposes. Cubist terminated the revolving credit facility with RBS Citizens in June 2012. There were no outstanding borrowings under the credit facility as of December 31, 2011.

N. INCOME TAXES

Income Tax Expense

        The components of federal and state income tax expense consist of the following:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current income tax expense
Federal	$74,744	$55,656	$19,896
State	3,719	7,393	4,943

Total current income tax expense	78,463	63,049	24,839

Deferred income tax expense (benefit)
Federal	(15,874)	10,112	30,749
State	(17,068)	(1,395)	4,396

Total deferred income tax (benefit) expense	(32,942)	8,717	35,145

Total current and deferred income tax expense	$45,521	$71,766	$59,984

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

Effective Tax Rate

        Cubist's federal statutory tax rate was 35.0% for each of the years ended December 31, 2012, 2011 and 2010. The effective rate differs from the statutory rate as follows:

	For the Years Ended December 31,
	2012	2011	2010
Federal	35.0%	35.0%	35.0%
State	1.1%	3.7%	3.9%
Non-deductible expenses	0.6%	2.3%	0.6%
Federal credits	0.0%	-1.7%	-1.7%
Reversal of uncertain tax positions	-5.5%	0.0%	0.0%
Domestic manufacturing deduction	-2.9%	0.0%	0.0%
Contingent consideration	-6.0%	28.5%	1.1%
Other	0.5%	0.7%	0.0%

Effective tax rate	22.8%	68.5%	38.9%

        The difference between the federal rate and the effective tax rate for the year ended December 31, 2012, primarily related to the impact of contingent consideration income recorded in the fourth quarter of 2012, which is not subject to income tax, and the reversal of uncertain tax positions of $11.0 million, net of federal income tax benefit, recorded during the second quarter of 2012, as discussed below. In accordance with accounting guidance for income taxes, the effective tax rate for the year ended December 31, 2012, does not reflect the benefit the Company will receive from the federal research credit, which was extended retroactively through December 31, 2013, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The difference between the federal rate and the effective tax rate for the year ended December 31, 2011, primarily related to the impact of non-deductible contingent consideration, state income taxes and other non-deductible expenses, including transaction costs related to the acquisition of Adolor. The difference between the federal rate and the effective tax rate for the year ended December 31, 2010, primarily related to state income taxes, non-deductible contingent consideration and the impact of the federal research and development tax credit.

        The Company and its subsidiaries file income tax returns with the U.S. federal government and with multiple state and local jurisdictions in the U.S. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, changes in circumstances surrounding the need for a valuation allowance, size of the Company's income or loss, or non-recurring activities during the period. Contingent consideration expense related to potential future milestone payments will have a negative impact on the effective tax rate in the year the expense is recognized as it is largely not deductible for tax purposes. Conversely, contingent consideration income will lower the effective tax rate as contingent consideration income is not taxable.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

Deferred Taxes and Valuation Allowance

        The components of the net deferred tax assets and the related valuation allowance are as follows (in thousands):

	December 31,
	2012	2011
		(as adjusted)
Deferred income tax assets:
NOL carryforwards	$50,043	$62,099
Deferred revenues	10,141	7,574
Research and development costs	517	4,104
Tax credit carryforwards	9,357	—
Stock-based compensation	18,485	16,046
Capital loss carryforward	11,118	11,103
Other	8,868	7,147

Total deferred tax assets	108,529	108,073

Deferred income tax liabilities:
Prepaid expenses	(2,669)	(2,293)
Debt discount	(29,919)	(38,583)
IPR&D	(100,104)	(113,349)
Other intangible assets	(32,880)	(43,889)
Inventory	(14,539)	(15,981)
Depreciation	(3,968)	(3,793)

Total deferred tax liabilities	(184,079)	(217,888)

Total deferred tax assets and liabilities	(75,550)	(109,815)
Valuation allowance	(13,341)	(13,170)

Net deferred tax liabilities	$(88,891)	$(122,985)

        At December 31, 2012, the Company had federal, foreign and state NOL carryforwards of $137.2 million, $2.7 million and $34.5 million, respectively. These NOLs expire between 2018 and 2030. Included in the NOLs are state NOLs of $2.0 million attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOLs are credited directly to additional paid-in capital when realized. In addition, the Company had $14.4 million of state tax credit carryforwards at December 31, 2012, which expire between 2014 and 2027.

        The majority of the federal NOL carryforwards relate to NOLs that were acquired in connection with the acquisition of Adolor. These NOLs are subject to limitation under Internal Revenue Code, Section 382, which limits the amount of NOL and credit carryforwards that may be utilized following an ownership change. During the fourth quarter of 2012, the Company recorded a measurement period adjustment on the Adolor transaction of $5.5 million to record additional deferred tax assets as a result of the finalization of a Section 382 study and the filing of Adolor's 2011 tax return. See Note D., "Business Combinations and Acquisitions," for additional information. As a result, the aggregate amount of federal NOLs acquired from Adolor that the Company will be able to utilize was

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

approximately $163.9 million, of which $33.6 million has been utilized from the date of acquisition through December 31, 2012, and reflected in the table above.

        At December 31, 2012 and 2011, the Company maintained a valuation allowance of $13.3 million and $13.2 million, respectively, primarily relating to realized capital losses incurred on the Company's investment in auction rate securities, which were sold in 2010. The capital loss carryforwards may only be utilized to the extent that the Company generates capital gains and expire in 2015.

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

Uncertain Tax Positions

        A reconciliation of the Company's changes in uncertain tax positions is as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Uncertain tax positions at the beginning of the year	$27,774	$8,216	$5,395
Additions based on tax positions related to the current year	769	12,844	2,744
Additions for tax positions of prior years	24,299	7,321	310
Subtractions based on tax positions related to the current year	—	—	—
Subtractions for tax positions of prior years	(16,727)	(607)	(233)

Balance at the end of the year	$36,115	$27,774	$8,216

        The increase in the Company's total uncertain tax positions during the year ended December 31, 2012, primarily related to an increase of $20.3 million as a result of positions that the Company had taken on its 2011 tax return, filed during the third quarter of 2012, in connection with the determination of the amount of Adolor NOLs that may be utilized in the future. The $20.3 million uncertain tax position was recorded as a reduction of the total deferred tax asset. As a result, this amount is not included in the $163.9 million of gross NOLs that were acquired in connection with the acquisition of Adolor, as discussed above. This increase was partially offset by the reversal of $16.7 million of gross uncertain tax positions primarily due to the Company's resolution of uncertain state tax positions related to the filing of its state income tax returns. During the second quarter of 2012, the Company reached agreement with the Massachusetts tax authorities related to its state income tax filing positions and reversed its uncertain tax positions, resulting in an increase of $12.9 million in available state tax credit carryforwards and a reduction of its liability for uncertain tax positions.

        Of the total uncertain tax positions as of December 31, 2012, $13.9 million were included in other long-term liabilities within the consolidated balance sheet and $22.2 million were offset against deferred tax assets. The amount of uncertain tax positions that, if realized, would affect the Company's effective tax rate in future periods is approximately $34.3 million.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. INCOME TAXES (Continued)

        The statute of limitations for assessment by the Internal Revenue Service and state taxing authorities is closed for tax years prior to December 31, 2009, although carryforward tax attributes that were generated prior to 2009 may still be adjusted upon examination by the relevant taxing authorities if they are used in a future period.

O. SEGMENT INFORMATION

        Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. For the years ended December 31, 2012, 2011 and 2010, 94%, 94% and 96% respectively, of the Company's revenues were generated within the U.S., and substantially all of the Company's long-lived assets were held within the U.S.

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains quarterly financial information for fiscal years 2012 and 2011. Cubist believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2012
Total revenues, net	$211,692	$230,567		$238,181	$245,919
Product revenues, net	$206,803	$221,249		$230,313	$241,460
Cost of product revenues	$53,952	$58,891		$55,740	$61,474
Net income	$32,794	$43,123		$40,321	$37,837	(1)
Basic net income per share	$0.52	$0.68		$0.63	$0.59	(1)
Diluted net income per share	$0.45	$0.58		$0.55	$0.51	(1)
2011
Total revenues, net	$162,531	$176,838		$201,698	$212,905
Product revenues, net	$162,016	$176,322		$196,211	$203,476
Cost of product revenues	$36,577	$38,976		$48,380	$48,931
Net income (loss)	$22,585	$(20,615	)(2)	$24,235	$6,818	(3)
Basic net income (loss) per share	$0.38	$(0.34	)(2)	$0.40	$0.11
Diluted net income (loss) per share	$0.34	$(0.34	)(2)	$0.33	$0.11

(1)
During the fourth quarter of 2012, Cubist recorded an impairment charge of $38.7 million to write down the IPR&D asset related to bevenopran, which was acquired in connection with the acquisition of Adolor in December 2011. The impairment charge was largely offset by contingent consideration income of $37.0 million recorded during the fourth quarter of 2012, due to a decrease in the probability of achieving a regulatory approval milestone in the EU related to bevenopran. (See Note F.)

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(2)
During the second quarter of 2011, Cubist incurred a net loss primarily as a result of the increase in the fair value of the contingent consideration liability and a resulting increase in contingent consideration expense by approximately $81.8 million due to increasing the probabilities of success of certain milestones related to ceftolozane/tazobactam clinical trials. (See Note F.)

(3)
Net income decreased primarily as a result of an increase in the income tax provision resulting from non-deductible contingent consideration expense and the recognition of $9.3 million of restructuring expense and $8.1 million of transaction costs related to the acquisition of Adolor in December 2011. (See Notes D. and N.)

Q. SUBSEQUENT EVENT

        In February 2013, Cubist entered into an option agreement with Adynxx, under which Cubist has the exclusive right to acquire Adynxx following Cubist's receipt of the data from Adynxx's Phase 2 clinical trial for its lead product candidate, AYX1. Adynxx, a privately held, clinical-stage pharmaceutical company focused on developing novel analgesic therapies, is studying AYX1 as a potential treatment for the reduction of acute pain and prevention of persistent and chronic pain following surgery. Under the terms of the option agreement, Cubist made a $20.0 million upfront, non-refundable, except in limited circumstances, payment to Adynxx to secure the option right. If Cubist exercises its right, Cubist will make an additional payment of $40.0 million to acquire Adynxx and may be obligated to make payments to Adynxx upon achievement of certain development, regulatory and sales milestones.

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        PricewaterhouseCoopers LLP, our independent registered public accounting firm, which audited our financial statements for the fiscal year ended December 31, 2012, has issued an attestation report on our internal control over financial reporting, as stated in its report which is included herein.

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 12, 2013. Such information is incorporated herein by reference.

        Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Cubist and all other employees of Cubist. The Code of Conduct and Ethics is available on our web site, www.cubist.com, and in our filings with the SEC. We intend to disclose on our website any amendments or waivers to our Code of Conduct and Ethics that are required to be disclosed pursuant to SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 12, 2013. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to Stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 12, 2013. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 12, 2013. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required with respect to this item may be found in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 12, 2013. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(A)
Documents Filed As Part Of Form 10-K:

1.     Financial Statements

        The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2012 and 2011

  •
  Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

  •
  Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        The following financial statement schedule is filed as part of this Annual Report on Form 10-K. Schedules not listed below have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

SCHEDULE II

Cubist Pharmaceuticals, Inc.
Valuation and Qualifying Accounts and Reserves

Description(1)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Year Ended December 31, 2010
Medicaid rebates	$2,224	12,865	(8,810)	$6,279
Chargebacks	$720	19,535	(19,801)	$454
Prompt pay discounts	$1,187	11,434	(11,351)	$1,270
Sales returns and allowances and wholesaler fees	$3,304	3,477	(2,555)	$4,226
Valuation allowance against deferred tax assets	$14,550	70	(882)	$13,738
Year Ended December 31, 2011
Medicaid and Medicare rebates	$6,279	23,796	(15,198)	$14,877
Chargebacks	$454	32,210	(32,026)	$638
Prompt pay discounts	$1,270	13,507	(13,333)	$1,444
Sales returns and allowances and wholesaler fees	$4,226	4,804	(2,914)	$6,116
Valuation allowance against deferred tax assets	$13,738	35	(603)	$13,170
Year Ended December 31, 2012
Medicaid and Medicare rebates	$14,877	26,874	(21,186)	$20,565
Chargebacks	$638	46,298	(46,029)	$907
Prompt pay discounts	$1,444	16,943	(16,827)	$1,560
Sales returns and allowances and wholesaler fees	$6,116	5,990	(5,388)	$6,718
Valuation allowance against deferred tax assets	$13,170	185	(14)	$13,341

(1)
Additions to sales returns and allowances, chargebacks, prompt pay discounts, wholesaler fees, Medicaid program rebates and Medicare coverage gap discount program rebates are recorded as a reduction of revenue. Reserves for returns, chargebacks, prompt pay discounts and wholesaler management fees are offset against accounts receivable and reserves for Medicaid program rebates and Medicare coverage gap discount program rebates are included in accrued liabilities.

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
4.3	Note, dated October 25, 2010 (Exhibit 4.5, Annual Report on Form 10-K filed on February 23, 2011, File No. 000-21379)
Management Contracts and Compensatory Plans or Arrangements**
10.1	Amended and Restated 1997 Employee Stock Purchase Plan (Exhibit 10.60, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
10.2	Amended and Restated 2000 Equity Incentive Plan, or 2000 Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 12, 2008, File No. 000-21379)
10.3	Form of Restricted Stock Unit Agreement for awards under 2000 Plan (Exhibit 10.55, Annual Report on Form 10-K filed on February 23, 2011, File No. 000-21379)
10.4	Amended and Restated 2002 Directors' Equity Incentive Plan (Exhibit 10.2, Quarterly Report on Form 10-Q filed on May 1, 2012, File No. 000-21379)
10.5	2010 Equity Incentive Plan, or 2010 Plan (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 2, 2011, File No. 000-21379)
10.6	Form of Restricted Stock Unit Agreement for awards under 2010 Plan (Exhibit 10.49, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.7	2012 Equity Incentive Plan, or 2012 Plan
10.8	Form of Restricted Stock Unit Agreement for awards under 2012 Plan
10.9	Form of Restricted Stock Unit Agreement for Non-U.S. Employees under 2012 Plan
10.10	Form of Performance Unit Agreement for awards under 2012 Plan
10.11	Form of Stock Option Agreement for Non-U.S. Employees under 2012 Plan
10.12	Form of Retention Letter between Cubist and its Executive Officers other than its Chief Executive Officer (Exhibit 10.1, Current Report on Form 8-K filed on October 14, 2010, File No. 000-21379)

10.13	Retention Letter, dated October 27, 2010, between Cubist and its Chief Executive Officer (Exhibit 10.1, Current Report on Form 8-K filed on November 2, 2010, File No. 000-21379)
10.14	Director Compensation Summary Sheet (Exhibit 10.43, Annual Report on Form 10-K filed on February 27, 2012, File No. 000-21379)
10.15	Separation Agreement and Release, dated October 3, 2012, between Cubist and Tamara L. Joseph
10.16	Performance-Based Management Incentive Plan (Appendix B, Definitive Proxy Statement on Form DEF-14A filed on April 30, 2010, File No. 000-21379)
10.17	Short-Term Incentive Plan Terms and Conditions (Exhibit 10.1, Quarterly Report on Form 10-Q filed on November 5, 2012, File No. 000-21379)
Other Agreements
†10.18
Option and License Agreement, dated June 10, 1998, between Adolor and Roberts Laboratories Inc., predecessor-in-interest to Shire U.S., Inc. (Exhibit 10.5, Annual Report on Form 10-K filed on February 27, 2012, File No. 000-21379)
†10.19
Development and Supply Agreement, dated April 3, 2000, between Cubist and Abbott Laboratories (currently known as Hospira Worldwide, Inc., or Hospira) (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.20
First Amendment, dated June 1, 2006, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-21379)
†10.21
Second Amendment, dated June 26, 2008, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 4, 2008, File No. 000-21379)
†10.22
Third Amendment, dated June 29, 2011, to Development and Supply Agreement between Cubist and Hospira, dated April 3, 2000 (Exhibit 10.6, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
†10.23	Assignment and License Agreement, dated October 6, 2000, between Eli Lilly & Company, or Eli Lilly, and Cubist (Exhibit 10.6, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
10.24
Amendment No. 1, dated July 1, 2003, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 14, 2003, File No. 000-21379)
10.25
Amendment No. 2, dated March 3, 2005, to Assignment and License Agreement between Cubist and Eli Lilly, dated October 6, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on May 5, 2005, File No. 000-21379)
†10.26	Manufacturing and Supply Agreement, dated September 30, 2001, between ACS Dobfar S.p.A., or ACS, and Cubist (Exhibit 10.4, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
10.27
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

†10.29	Amendment No. 3, dated October 20, 2005, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on November 4, 2005, File No. 000-21379)
†10.30
Amendment No. 4, dated September 22, 2006, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.26, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.31
Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.58, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)
†10.32
Letter Agreement, dated February 19, 2010, to Amendment No. 5, dated November 17, 2009, to Manufacturing and Supply Agreement between ACS and Cubist, dated September 30, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on April 29, 2010, File No. 000-21379)
†10.33
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
†10.34
Amendment No. 1, dated April 1, 2004, to License Agreement between Cubist, Chiron, and Novartis Vaccines, dated October 2, 2003 (Exhibit 10.2, Quarterly Report on Form 10-Q filed on August 6, 2004, File No. 000-21379)
10.35
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
10.37
First Amendment, dated May 1, 2005, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.21, Annual Report on Form 10-K filed on February 27, 2009, File No. 000-21379)
†10.38
Amendment No. 2, dated April 18, 2007, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on July 30, 2010, File No. 000-21379)
†10.39
Amendment No. 3, dated January 1, 2010, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on April 29, 2010, File No. 000-21379)
†10.40
Fourth Amendment, dated January 1, 2011, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on April 29, 2011, File No. 000-21379)
*10.41	Amendment No. 5, dated May 1, 2012, to Processing Services Agreement between Oso and Cubist, dated August 11, 2004
†10.42	License Agreement, dated November 1, 2007, between Astellas Pharma Inc., or Astellas, and Calixa (Exhibit 10.33, Annual Report on Form 10-K filed on February 26, 2010, File No. 000-21379)

10.43	Letter Agreement, dated September 7, 2010, to License Agreement between Astellas and Calixa, dated November 1, 2007 (Exhibit 10.1, Quarterly Report on Form 10-Q filed on October 29, 2010, File No. 000-21379)
†10.44	License Agreement between Adolor and Eli Lilly, effective as of September 18, 2009 (Exhibit 10.1 to Adolor's Quarterly Report on Form 10-Q filed on November 10, 2011, File No. 000-30039)
†10.45	Settlement and License Agreement, dated April 4, 2011, between Cubist and Teva (Exhibit 10.1, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
†10.46	Co-promotion Agreement, dated April 5, 2011, between Cubist and Optimer (Exhibit 10.2, Quarterly Report on Form 10-Q filed on July 29, 2011, File No. 000-21379)
†10.47
Termination Agreement, dated as of June 14, 2011, between Adolor, Glaxo Group Limited and GlaxoSmithKline LLC (formerly known as SmithKline Beecham Corporation d/b/a GlaxoSmithKline) (Exhibit 10.2 to Adolor's Quarterly Report on Form 10-Q filed on August 3, 2011, File No. 000-30039)
*10.48	Credit Agreement, dated November 20, 2012, between Cubist, the Lenders, Royal Bank of Canada as an Issuing Bank and the Swingline Lender and Royal Bank of Canada as Administrative Agent
21.1	Subsidiaries of Cubist
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cubist's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

Any of the above-listed exhibits containing parenthetical information are incorporated by reference from the Company's or Adolor's filing indicated next to the title of such exhibit. All other above listed exhibits are filed herewith.

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

CUBIST PHARMACEUTICALS, INC.
Date: February 27, 2013	By:	/s/ MICHAEL W. BONNEY Michael W. Bonney Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 27, 2013
/s/ MARK H. CORRIGAN Mark H. Corrigan	Director	February 27, 2013
/s/ JANE E. HENNEY Jane E. Henney	Director	February 27, 2013
/s/ NANCY J. HUTSON Nancy J. Hutson	Director	February 27, 2013
/s/ ALISON LAWTON Alison Lawton	Director	February 27, 2013
/s/ LEON O. MOULDER, JR. Leon O. Moulder, Jr.	Director	February 27, 2013
/s/ MARTIN ROSENBERG Martin Rosenberg	Director	February 27, 2013
/s/ J. MATTHEW SINGLETON J. Matthew Singleton	Director	February 27, 2013

Signature	Title	Date

/s/ MARTIN H. SOETERS Martin H. Soeters	Director	February 27, 2013
/s/ MICHAEL B. WOOD Michael B. Wood	Director	February 27, 2013