Form 10-Q
period 2013-03-31
CUBIST PHARMACEUTICALS INC
filed 2013-05-07
CIK 912183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 22, 2013: 65,206,393.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$63,009	$104,041
Short-term investments	789,502	872,188
Accounts receivable, net	92,659	93,467
Inventory	43,286	41,947
Deferred tax assets, net	17,935	14,190
Prepaid expenses and other current assets	45,550	31,217
Total current assets	1,051,941	1,157,050
Property and equipment, net	166,272	166,465
In-process research and development	272,700	272,700
Goodwill	114,130	114,130
Other intangible assets, net	147,776	152,830
Long-term investments	88,156	3,167
Other assets	64,496	66,043
Total assets	$1,905,471	$1,932,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,227	$45,603
Accrued liabilities	123,443	163,633
Short-term deferred revenue	5,885	6,784
Short-term contingent consideration	38,987	38,998
Other current liabilities	3,500	3,500
Total current liabilities	204,042	258,518
Long-term deferred revenue	33,579	34,091
Long-term deferred tax liabilities, net	99,562	103,081
Long-term contingent consideration	152,279	150,215
Long-term debt, net	371,418	367,811
Other long-term liabilities	29,808	27,921
Total liabilities	890,688	941,637
Commitments and contingencies (Notes D, G, L and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 65,163,806 and 64,713,695 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	65	65
Additional paid-in capital	958,892	940,969
Accumulated other comprehensive loss	(35)	(59)
Retained earnings	55,861	49,773
Total stockholders’ equity	1,014,783	990,748
Total liabilities and stockholders’ equity	$1,905,471	$1,932,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
U.S. product revenues, net	$213,248	$194,149
International product revenues	12,403	12,654
Service revenues	3,624	3,664
Other revenues	654	1,225
Total revenues, net	229,929	211,692

Costs and expenses:
Cost of product revenues	55,675	53,952
Research and development	114,209	51,172
Contingent consideration	2,053	2,829
Selling, general and administrative	48,201	43,780
Total costs and expenses	220,138	151,733

Operating income	9,791	59,959

Other income (expense):
Interest income	742	674
Interest expense	(7,184)	(9,007)
Other income (expense)	240	(180)
Total other income (expense), net	(6,202)	(8,513)
Income before income taxes	3,589	51,446
(Benefit) provision for income taxes	(2,499)	18,652
Net income	$6,088	$32,794

Basic net income per common share	$0.09	$0.52
Diluted net income per common share	$0.09	$0.45

Shares used in calculating:
Basic net income per common share	64,935,601	63,001,379
Diluted net income per common share	67,034,457	84,386,002

Total comprehensive income	$6,112	$32,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$6,088	$32,794
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,472	8,218
Amortization and accretion of investments	3,224	1,309
Amortization of debt discount and debt issuance costs	3,979	5,284
Deferred income taxes	(7,264)	(139)
Stock-based compensation	7,729	5,767
Contingent consideration	2,053	2,829
Payment of contingent consideration	—	(17,408)
Other non-cash	2,299	1,828
Changes in assets and liabilities:
Accounts receivable	808	2,183
Inventory	(365)	(685)
Prepaid expenses and other current assets	5,667	8,766
Other assets	196	4,751
Accounts payable and accrued liabilities	(52,962)	(58,673)
Deferred revenue and other liabilities	256	4,340
Total adjustments	(25,908)	(31,630)
Net cash (used in) provided by operating activities	(19,820)	1,164
Cash flows from investing activities:
Purchases of property and equipment	(3,864)	(8,090)
Purchases of investments	(405,155)	(391,384)
Proceeds from maturities of investments	399,650	365,588
Payment for purchase option	(20,000)	—
Net cash used in investing activities	(29,369)	(33,886)
Cash flows from financing activities:
Payment of contingent consideration	—	(12,592)
Issuance of common stock, net	5,574	11,964
Excess tax benefit on stock-based awards	2,583	3,033
Net cash provided by financing activities	8,157	2,405
Net decrease in cash and cash equivalents	(41,032)	(30,317)
Effect of changes in foreign exchange rates on cash balances	—	(180)
Cash and cash equivalents at beginning of period	104,041	197,618
Cash and cash equivalents at end of period	$63,009	$167,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A.            BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Cubist Pharmaceuticals, Inc. (“Cubist” or the “Company”) in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated financial statements were derived from audited financial statements, but certain information and footnote disclosures required by GAAP normally included in the Company’s annual consolidated financial statements have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2013. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The most significant assumptions are employed in estimates used in determining values of: inventories; investments; acquisition-date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; accounting for stock-based compensation; product rebate, chargeback and return accruals; restructuring charges; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from these estimates.

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

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between Level 1 and Level 2 or between Level 2 and Level 3. During the three months ended March 31, 2013, there were no transfers between Level 1, Level 2 or Level 3.

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments primarily consist of available-for-sale securities as of March 31, 2013 and December 31, 2012, and are carried at fair value.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held with several major financial institutions in the United States, or U.S. The Company’s investments are restricted, in accordance with its investment policy, to a concentration limit per institution.

Cubist’s accounts receivable at March 31, 2013 and December 31, 2012, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three months ended March 31, 2013 and 2012, Cubist did not have any significant write-offs of accounts receivable, and its days sales outstanding has not significantly changed since December 31, 2012.

	Percentage of Total Accounts Receivable Balance as of
	March 31, 2013	December 31, 2012
AmerisourceBergen Drug Corporation	21%	22%
Cardinal Health, Inc.	18%	18%
McKesson Corporation	21%	20%

	Percentage of Total Net Revenues for the Three Months Ended March 31,
	2013	2012
AmerisourceBergen Drug Corporation	20%	20%
Cardinal Health, Inc.	17%	19%
McKesson Corporation	18%	18%

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

Revenue Recognition

Principal sources of revenue are (i) sales of CUBICIN® (daptomycin for injection)  and ENTEREG® (alvimopan)  in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist’s international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) service revenues derived from Cubist’s agreement with Optimer Pharmaceuticals, Inc. for the promotion and support of DIFICID® (fidaxomicin)  in the U.S. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, Medicaid program rebates, Medicare coverage gap discount program rebates, wholesaler management fees, volume-based rebates and discounts in the same period the related sales are recorded.

Gross U.S. product revenues were offset by provisions for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross U.S. product revenues	$245,947	$224,125
Provisions offsetting U.S. product revenues:
Contractual adjustments	(14,018)	(12,896)
Governmental rebates	(18,681)	(17,080)
Total provisions offsetting product revenues	(32,699)	(29,976)
U.S. product revenues, net	$213,248	$194,149

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Contractual adjustments in the table above include pricing and early payment discounts extended to the Company’s external customers, as well as returns, wholesaler distribution fees and volume-based rebates. Governmental rebates in the table above represent estimated amounts for Medicaid program rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service and Federal Supply Schedule drug pricing programs. Estimates and assumptions for reserves are analyzed quarterly.

Basic and Diluted Net Income Per Share

Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.25% convertible subordinated notes which were due June 2013, or 2.25% Notes, and 2.50% convertible senior notes due 2017, or 2.50% Notes, the exercise of stock options and the vesting of restricted stock units, or RSUs, as well as their related income tax effects. In 2012, Cubist retired its 2.25% Notes, in privately-negotiated transactions. This reduced Cubist’s fully-diluted shares of common stock outstanding by 3,549,377 shares for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, expect share and per share amounts)
Net income, basic	$6,088	$32,794
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	—	1,802
Debt issuance costs related to 2.50% Notes, net of tax	—	238
Debt discount amortization related to 2.50% Notes, net of tax	—	2,157
Interest on 2.25% Notes, net of tax	—	394
Debt issuance costs related to 2.25% Notes, net of tax	—	55
Debt discount amortization related to 2.25% Notes, net of tax	—	937
Net income, diluted	$6,088	$38,377

Shares used in calculating basic net income per common share	64,935,601	63,001,379
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,098,856	2,411,091
2.50% Notes convertible into shares of common stock	—	15,424,155
2.25% Notes convertible into shares of common stock	—	3,549,377
Shares used in calculating diluted net income per common share	67,034,457	84,386,002

Net income per share, basic	$0.09	$0.52
Net income per share, diluted	$0.09	$0.45

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three Months Ended March 31,
	2013	2012
Options to purchase shares of common stock and RSUs	2,501,854	2,460,408
2.50% Notes convertible into shares of common stock	15,424,152	—

Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board issued amended accounting guidance for reporting accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this guidance on January 1, 2013. The Company did not recognize any realized gains or losses from sales of its available-for-sale securities during the three months ended March 31, 2013, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period.

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of March 31, 2013, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q. There were no subsequent events that occurred after March 31, 2013, that required disclosure in this filing.

Recent Accounting Pronouncements

None.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance at March 31, 2013
Bank deposits	$136,910	$—	$—	$136,910
U.S. Treasury securities	110,103	8	(1)	110,110
Corporate and municipal notes	628,681	126	(169)	628,638
Total	$875,694	$134	$(170)	$875,658

Balance at December 31, 2012:
Bank deposits	$61,000	$—	$—	$61,000
U.S. Treasury securities	114,041	4	(3)	114,042
Corporate and municipal notes	640,234	158	(215)	640,177
Total	$815,275	$162	$(218)	$815,219

The following table contains information regarding the range of contractual maturities of the Company’s marketable securities:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$787,428	$787,502	$812,104	$812,052
1-2 years	88,266	88,156	3,171	3,167
Total	$875,694	$875,658	$815,275	$815,219

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $2.0 million and $60.1 million as of March 31, 2013 and December 31, 2012, respectively, were included within short-term investments in the condensed consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities.

Adynxx Option Agreement

In February 2013, Cubist entered into an option agreement with Adynxx, Inc., or Adynxx. Under the agreement, Cubist made a $20.0 million payment to Adynxx, which is non-refundable except in limited circumstances, and obtained an exclusive option to acquire 100% of the outstanding shares of Adynxx. The option is exercisable any time prior to sixty days following Cubist’s receipt of the data from a Phase 2 clinical trial for Adynxx’s lead product candidate, AYX1, subject to extension in certain limited circumstances. Adynxx is studying AYX1 as a potential treatment for the reduction of acute pain and prevention of persistent and chronic pain following surgery. If Cubist exercises the option, Cubist would make an additional payment of $40.0 million to acquire Adynxx, net of any cash acquired and liabilities assumed, and would be obligated to make certain additional payments to the stockholders of Adynxx that are contingent upon the achievement of certain development, regulatory and sales milestones.

The Company has concluded that Adynxx is a variable interest entity, or VIE, in which Cubist is not the primary beneficiary. Cubist does not have power, through its variable interest, to direct the activities that most significantly impact the economic performance of Adynxx. Specifically, Cubist does not have any voting rights or other decision-making authority over Adynxx’s operational or financial activities, and it does not participate on any joint steering or oversight committees of Adynxx. Accordingly, the Company did not consolidate Adynxx as of March 31, 2013. Cubist accounted for the $20.0 million payment, which represents the maximum exposure to any potential losses associated with this VIE, at cost, subject to impairment testing. The $20.0 million was included in prepaid expenses and other current assets within the condensed consolidated balance sheet at March 31, 2013.

C.    BUSINESS AGREEMENTS

In connection with the Company’s acquisition of Calixa Therapeutics Inc., or Calixa, in December 2009, Cubist acquired the rights to ceftolozane (formerly known as CXA-101), which Calixa had licensed from Astellas Pharma Inc., or Astellas. In March 2013, the license agreement with Astellas was amended to expand the territory in which Cubist holds the rights to manufacture, market and sell any eventual products that incorporate ceftolozane, including ceftolozane/tazobactam (formerly known as CXA-201), to include the Asia-Pacific and Middle East territories that Astellas had retained under the original agreement. With this amendment, Cubist now owns all worldwide rights to ceftolozane/tazobactam, subject to ongoing milestone and royalty obligations to Astellas. As consideration for these rights, Cubist made a one-time payment of $25.0 million to Astellas in March 2013, which was recorded within research and development expense in the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013, as these rights relate to an unapproved product.

D.            FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013:

	March 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Corporate and municipal notes	$—	$6,517	$—	$6,517
Short-term and long-term investments: (2)
Bank deposits	—	136,910	—	136,910
U.S. Treasury securities	110,110	—	—	110,110
Corporate and municipal notes	—	628,638	—	628,638
Total assets	$110,110	$772,065	$—	$882,175
Liabilities
Contingent consideration	$—	$—	$191,266	$191,266
Total liabilities	$—	$—	$191,266	$191,266

(1)         Excludes $56.5 million of cash at March 31, 2013.

(2)         Excludes certificates of deposit of $2.0 million recorded at cost at March 31, 2013.

Marketable Securities

The Company classifies its bank deposits and corporate and municipal notes as a Level 2 input under the fair value hierarchy. These assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

Contingent Consideration

In connection with the acquisitions of Adolor Corporation, or Adolor, and Calixa, Cubist recorded contingent consideration pertaining to the amounts potentially payable to Adolor’s former stockholders pursuant to Cubist’s agreement to acquire Adolor and to Calixa’s former stockholders pursuant to Cubist’s agreement to acquire Calixa. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive income.

Contingent consideration may change significantly as development progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Adolor
Contingent Consideration	$78,114	Probability-adjusted discounted cash flow	Probabilities of success	29% - 54% (43%)
			Periods in which milestones are expected to be achieved	2016 - 2020
			Discount rates	5.3% / 16%

Calixa
Contingent Consideration	$113,152	Probability-adjusted discounted cash flow	Probabilities of success	29% - 100% (57%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	5.3%

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

The table below provides a roll-forward of fair value balances that used Level 3 inputs:

Contingent Consideration
(in thousands)
Beginning balance at December 31, 2012	$189,213
Contingent consideration expense	2,053
Ending balance at March 31, 2013	$191,266

Adolor

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran (formerly known as CB-5945), was estimated to be $78.1 million and $77.0 million as of March 31, 2013 and December 31, 2012, respectively. The change in the fair value of the contingent consideration liability during the three months ended March 31, 2013, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Adolor under the merger agreement ranges from zero to $233.8 million. Bevenopran is an oral, peripherally-acting mu opioid receptor antagonist in development for the treatment of opioid-induced constipation in patients with chronic, non-cancer pain.

Calixa

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to ceftolozane/tazobactam was estimated to be $113.2 million and $112.2 million as of March 31, 2013 and December 31, 2012, respectively. The change in fair value for the three months ended March 31, 2013, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Calixa under the merger agreement is $220.0 million. Ceftolozane/tazobactam is being developed as a potential treatment for complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP.

Other Fair Value Measurements

Debt

The Company estimates the fair value of its 2.50% Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The estimated fair value and carrying value of the $450.0 million aggregate principal amount of the outstanding 2.50% Notes was $769.2 million and $371.4 million, respectively, as of March 31, 2013. See Note G., “Debt,” for additional information.

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo Group Limited, or Glaxo, six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. The amount payable to Glaxo was recorded at its estimated fair value at the time of acquisition and is allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. As of March 31, 2013, the carrying value of the remaining annual payments to Glaxo of $17.1 million approximates its fair value. Imputed interest on the amount payable to Glaxo is recorded as interest expense within the condensed consolidated statements of comprehensive income.

E.            PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	March 31, 2013	December 31, 2012
	(in thousands)
Land and buildings	$168,511	$166,659
Laboratory equipment	37,372	35,961
Furniture and fixtures	3,381	3,351
Computer hardware and software	22,003	20,903
Construction-in-progress	1,950	3,120
	233,217	229,994
Less: accumulated depreciation	(66,945)	(63,529)
Property and equipment, net	$166,272	$166,465

Depreciation expense was $3.4 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively.

F.             GOODWILL AND OTHER INTANGIBLE ASSETS, NET

IPR&D

As of March 31, 2013, the Company’s IPR&D consisted of: (i) $78.7 million related to the development and potential commercialization of bevenopran as a result of the acquisition of Adolor and (ii) $194.0 million related to the development and potential commercialization of ceftolozane/tazobactam indications, which are currently expected to be cUTI, cIAI, HABP and VABP, as a result of the acquisition of Calixa. Ceftolozane/tazobactam for HABP and VABP had an estimated fair value of $174.0 million and ceftolozane/tazobactam for cUTI and cIAI had an estimated fair value of $20.0 million as of the acquisition date.

Goodwill

The Company’s goodwill balance as of March 31, 2013, remained unchanged from the goodwill balance as of December 31, 2012. As of March 31, 2013, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note K., “Segment Information,” for additional information.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

		March 31,	December 31,
		2013	2012
		(in thousands)
Patents		$2,627	$2,627
Acquired technology rights		191,800	191,800
		194,427	194,427
Less:	accumulated amortization — patents	(2,446)	(2,431)
	accumulated amortization — acquired technology rights	(44,205)	(39,166)
Intangible assets, net		$147,776	$152,830

Amortization expense was $5.1 million and $5.2 million for the three months ended March 31, 2013 and 2012, respectively.

The estimated aggregate amortization of intangible assets as of March 31, 2013, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2013	$15,547
2014	20,729
2015	20,729
2016	19,449
2017	18,210
2018 and thereafter	53,112
Total	$147,776

G.           DEBT

In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2.50% Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option, to the note holders that requested the conversion. Interest is payable to the note holders on each May 1st and November 1st. As of March 31, 2013, the “if-converted value” exceeded the principal amount of the 2.50% Notes by $272.2 million.

In accordance with accounting guidance for debt with conversion and other options, Cubist separately accounted for the liability and equity components of the 2.50% Notes in a manner that reflected its non-convertible debt borrowing rate of similar debt. The equity component of the 2.50% Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the 2.50% Notes at the date of issuance. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The Company determined this expected life to be equal to the original seven-year term of each of the 2.50% Notes, resulting in an amortization period ending November 1, 2017.

Credit Facility

In November 2012, Cubist entered into a $150.0 million three-year senior secured, syndicated revolving credit facility with a group of lenders, including Royal Bank of Canada, as administrative agent. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. There were no outstanding borrowings under the credit facility as of March 31, 2013 or December 31, 2012.

H.           ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31,	December 31,
	2013	2012
	(in thousands)
Accrued royalty	$33,873	$72,103
Accrued clinical trials	32,182	29,143
Accrued Medicaid and Medicare rebates	20,795	20,565
Accrued benefits and incentive compensation	8,026	8,603
Accrued bonus	4,653	13,971
Other accrued costs	23,914	19,248
Accrued liabilities	$123,443	$163,633

Accrued royalties are primarily comprised of royalties owed on net sales of CUBICIN under Cubist’s license agreement with Eli Lilly & Co., or Eli Lilly. Accrued royalties decreased at March 31, 2013, as compared to December 31, 2012, due to the semi-annual royalty payment made to Eli Lilly in February 2013. Accrued bonus decreased at March 31, 2013, as compared to December 31, 2012, due to the payment of the 2012 annual performance-based bonuses during the three months ended March 31, 2013.

I.               INVENTORY

Inventory consisted of the following at:

	March 31,	December 31,
	2013	2012
	(in thousands)
Raw materials	$7,269	$9,132
Work-in-process	6,159	8,485
Finished goods	29,858	24,330
Inventory	43,286	41,947
Included in other assets:
Raw materials	32,524	34,091
Work-in-process	1,733	1,733
Finished goods	2,257	1,669
Total	$79,800	$79,440

Inventory included in other assets within the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, represents the amount of ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisition of Adolor in December 2011, Cubist recorded the acquired ENTEREG inventory at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value.

ENTEREG finished goods have a shelf-life of three years from the date of manufacture. The Company expects to sell the ENTEREG finished goods prior to expiration, with the corresponding inventory step-up recorded to cost of product revenues within the consolidated statements of income in the period in which the inventory is sold. The ENTEREG Active Pharmaceutical Ingredient, or API, which is classified as raw materials, has a shelf-life of 60 months from the date of manufacture, but can be reprocessed at an immaterial cost to the Company with no expected reduction in potency, thereby extending its shelf-life as needed. The Company expects to consume substantially all of the ENTEREG API over a remaining period of approximately eight years based on the Company’s long-range sales projections of ENTEREG.

J.              EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

The 2012 Equity Incentive Plan, or 2012 EIP, is the only existing equity compensation plan from which the Company may make equity-based awards to employees, directors and consultants. Under the 2012 EIP, the Company has reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, restricted stock, RSUs, performance-based restricted stock units, or PRSUs, stock grants and stock appreciation rights. In addition, the number of shares of common stock available for grant includes the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 Equity Incentive Plan, the Directors’ Equity Incentive Plan and the Amended and Restated 2000 Equity Incentive Plan as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards after June 7, 2012. At March 31, 2013, there were 3,379,011 shares remaining available for grant under the 2012 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$125	$86
Research and development	2,789	1,962
Selling, general and administrative	4,815	3,719
Total stock-based compensation	7,729	5,767
Income tax effect	(2,517)	(2,071)
After-tax effect of stock-based compensation expense	$5,212	$3,696

General Option Information

A summary of option activity for the three months ended March 31, 2013, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	8,025,194	$27.31
Granted	888,993	$41.66
Exercised	(334,604)	$16.66
Forfeited	(25,403)	$34.86
Outstanding at March 31, 2013	8,554,180	$29.20

Vested and exercisable at March 31, 2013	4,810,186	$22.85

Weighted average grant-date fair value of options granted during the period	$13.47

RSU Information

A summary of RSU activity, including PRSUs, for the three months ended March 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	735,939	$35.33
Granted	359,549	$41.64
Vested	(71,888)	$42.04
Forfeited	(5,170)	$35.25
Nonvested at March 31, 2013	1,018,430	$37.09

K.           SEGMENT INFORMATION

Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. For the three months ended March 31, 2013 and 2012, the Company generated approximately 94% and 93% of revenues, respectively, within the U.S., and substantially all of the Company’s long-lived assets were held within the U.S.

L.            INCOME TAXES

Cubist’s federal statutory tax rate for the three months ended March 31, 2013 and 2012, was 35.0%. The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the (benefit) provision for income taxes for the periods presented:

	Three Months Ended March 31,
	2013		2012
	Amount	Tax Rate	Amount	Tax Rate
	(in thousands, except percentages)
Federal statutory tax rate applied to income before taxes	$1,256	35.0%	$18,006	35.0%
Differential arising from:
State	78	2.1%	966	1.9%
Domestic manufacturing deduction	(119)	-3.3%	(1,453)	-2.8%
Contingent consideration	42	1.2%	671	1.3%
2013 Federal research credit	(119)	-3.3%	—	0.0%
2012 Federal research credit	(4,041)	-112.6%	—	0.0%
Increase in reserve for uncertain tax positions	395	11.0%	72	0.1%
Other	9	0.3%	390	0.8%
Total	$(2,499)	-69.6%	$18,652	36.3%

The decrease in the effective tax rate for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is primarily due to the impact of the 2012 Federal research tax credit, which was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013.

The Company’s total uncertain tax positions were $37.6 million and $36.1 million as of March 31, 2013 and December 31, 2012, respectively. Of the total uncertain tax positions as of March 31, 2013, $15.4 million were included in other long-term liabilities within the condensed consolidated balance sheet and $22.2 million were offset against deferred tax assets.

M.         LEGAL PROCEEDINGS

In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying Cubist that it had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, the Company received a second Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, the Company received a third Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA a New Drug Application, or NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, seeking approval to market a generic version of CUBICIN. Hospira’s third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the Orange Book). Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira’s ANDA, as amended, and NDA. On March 21, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. On July 9, 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. On September 17, 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such ANDA and from finally approving Hospira’s NDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the respective 30-month period or otherwise shortens the respective 30-month period. The court held a claim construction hearing (commonly referred to as a Markman hearing) on April 10, 2013. The court has scheduled the trial in these related actions to begin on February 18, 2014. The Company cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “intend,” “estimate,” or other similar words. You are cautioned that forward-looking statements are based on current expectations, and are inherently uncertain, and you should not place substantial reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties discussed in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is provided by us as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

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

(iv)          the development, regulatory filing and review, timing of commercial launches and commercial potential of our products and product candidates, such as ceftolozane/tazobactam (formerly known as CXA-201), bevenopran (formerly known as CB-5945), and surotomycin (formerly known as CB-315), and the costs and expenses related thereto, including (a) the anticipated timing and results of our clinical trials, timing and results of our meetings with, and submissions to, regulatory authorities, (b) the timing of our New Drug Application, or NDA, seeking approval of ceftolozane/tazobactam for the treatment of complicated urinary tract infections, or cUTI,  and complicated intra-abdominal infections indications, or cIAI, and (c) the expected benefits from the Qualified Infectious Disease Product, or QIDP, designations for ceftolozane/tazobactam and surotomycin; and

(v)           our plans to (a) continue adding products and product candidates through internal development, in-licensing and acquisition, including relating to our option to acquire Adynxx, Inc., or Adynxx, and (b) expand our international operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•      Overview: This section provides a summary of our financial highlights, business developments and product and product pipeline updates for the three months ended March 31, 2013.

•      Results of Operations: This section provides a review of our results of operations for the three months ended March 31, 2013 and 2012.

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

•      Recent Accounting Pronouncements: None.

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used, primarily in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. Cubist has two marketed products, CUBICIN and ENTEREG. We also co-promote DIFICID in the United States, or U.S., under our co-promotion agreement with Optimer Pharmaceuticals, Inc., or Optimer, which expires in July 2013. In addition, Cubist has three drug candidates that have reached Phase 3 clinical trials and several pre-clinical programs, each being developed to address areas of significant medical needs.

CUBICIN is a once-daily, bactericidal, intravenous antibiotic with proven activity against methicillin-resistant Staphylococcus aureus, or MRSA. CUBICIN is approved in the U.S., the European Union, or EU, Japan and many other countries for the treatment of certain infections caused by Gram-positive bacteria, including treatment for certain bloodstream infections. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S. DIFICID is approved in the U.S. for the treatment of Clostridium difficile-associated diarrhea, or CDAD.

Financial Highlights

The following table is a summary of our selected financial results for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share data)
U.S. CUBICIN revenues, net	$202.0	$184.7
U.S. ENTEREG revenues, net	11.2	9.4
International product revenues	12.4	12.7
Total worldwide product revenues, net	$225.6	$206.8

Net income	$6.1	$32.8
Basic net income per common share	$0.09	$0.52
Diluted net income per common share	$0.09	$0.45

Business Developments

The following is a summary of significant business developments that occurred during the three months ended March 31, 2013, or that impacted the period thereof. For 2012 developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 27, 2013.

Astellas License Agreement Amendment

In March 2013, our license agreement with Astellas Pharma Inc., or Astellas, was amended to expand our rights to manufacture, market and sell any eventual products that incorporate ceftolozane, including ceftolozane/tazobactam, to include certain Asia-Pacific and Middle East territories. With the attainment of these rights, we now own worldwide rights to ceftolozane/tazobactam. As consideration for these rights, we made a one-time payment of $25.0 million to Astellas in March 2013. See the “Commitments and Contingencies” section within this MD&A for additional information.

Adynxx Option Agreement

In February 2013, we entered into an option agreement with Adynxx. Under the agreement, we made a $20.0 million payment to Adynxx and obtained an exclusive option to acquire 100% of the outstanding shares of Adynxx. Adynxx is studying AYX1 as a potential treatment for the reduction of acute pain and prevention of persistent and chronic pain following surgery. See the “Commitments and Contingencies” section within this MD&A for additional information.

Patent Litigation in U.S.

The U.S. District Court for the District of Delaware held a claim construction hearing (commonly referred to as a Markman hearing) in April 2013 in our patent infringement litigation with Hospira, Inc., or Hospira. See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements for additional information.

Product and Product Pipeline Updates

We are developing ceftolozane/tazobactam as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa. We are currently conducting ongoing, global Phase 3 clinical trials in cUTI and cIAI, which began in 2011, and expect to initiate Phase 3 clinical trials for ventilator-associated bacterial pneumonia, or VABP, in the middle of 2013. The U.S. Food and Drug Administration, or FDA, recently designated ceftolozane/tazobactam as a QIDP. As a result of this qualification, ceftolozane/tazobactam is eligible for certain incentives, including an accelerated review period upon filing of an NDA, and if ceftolozane/tazobactam is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

We are developing surotomycin as a potential treatment for CDAD. We began Phase 3 clinical trials of surotomycin in July 2012. In late 2012, the FDA designated surotomycin as a QIDP, and as a result, surotomycin is also eligible for the same incentives as ceftolozane/tazobactam, as discussed above.

We are developing bevenopran, which we acquired in connection with our acquisition of Adolor Corporation, or Adolor, in December 2011, as a potential treatment for opioid-induced constipation, or OIC. We began a Phase 3 long-term safety study of bevenopran in OIC in late 2012. We expect to begin enrollment in Phase 3 efficacy trials of bevenopran in patients with OIC in the first half of 2013.

In April 2013, we announced our decision to discontinue further development of oral CB-625 due to solubility concerns.  CB-625 is an antagonist of Transient Receptor Potential Ankyrin repeat 1, or TRPA1, an ion channel believed to play an important role in mediating pain and inflammation. We are continuing discovery efforts to identify additional TRPA1 antagonists with enhanced pharmaceutical properties. In addition, we continue to seek opportunities to build our pipeline of acute care therapies through our business development efforts and through our clinical development of compounds that we have developed internally.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions)
U.S. product revenues, net	$213.2	$194.1	10%
International product revenues	12.4	12.7	-2%
Service revenues	3.6	3.7	-1%
Other revenues	0.7	1.2	-47%
Total revenues, net	$229.9	$211.7	9%

Product Revenues, net

Our net U.S. product revenues included $202.0 million of sales of CUBICIN and $11.2 million of sales of ENTEREG for the three months ended March 31, 2013, as compared to $184.7 million of net U.S. product revenues from sales of CUBICIN and $9.4 million of sales of ENTEREG for the three months ended March 31, 2012. Gross U.S. product revenues totaled $245.9 million and $224.1 million for the three months ended March 31, 2013 and 2012, respectively. The $21.8 million increase in gross U.S. product revenues was primarily due to price increases of 5.5% and 5.9% for CUBICIN in July 2012 and January 2013, respectively, which resulted in $24.3 million of additional gross U.S. product revenues. The increase was partially offset by a decrease of approximately 2.1% in vial sales of CUBICIN in the U.S. in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, which resulted in lower gross U.S. product revenues of $4.3 million.

Gross U.S. product revenues are offset by provisions for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Gross U.S. product revenues	$245.9	$224.1
Provisions offsetting U.S. product revenues:
Contractual adjustments	(14.0)	(12.9)
Governmental rebates	(18.7)	(17.1)
Total provisions offsetting product revenues	(32.7)	(30.0)
U.S. product revenues, net	$213.2	$194.1

Contractual adjustments include pricing and early payment discounts extended to our external customers, as well as provisions for sales returns, volume-based rebates and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service, or 340B/PHS, and Federal Supply Schedule drug pricing programs. The increase in provisions against gross product revenue was primarily driven by the price increases discussed above.

Service Revenues

For the three months ended March 31, 2013 and 2012, service revenues were $3.6 million and $3.7 million, respectively, and represented the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. The co-promotion agreement expires in July 2013.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions)
Cost of product revenues	$55.7	$53.9	3%
Research and development	114.2	51.2	123%
Contingent consideration	2.0	2.8	-27%
Selling, general and administrative	48.2	43.8	10%
Total costs and expenses	$220.1	$151.7	45%

Cost of Product Revenues

Cost of product revenues were $55.7 million and $53.9 million for the three months ended March 31, 2013 and 2012, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co., costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization of the ENTEREG intangible asset and other intangible assets. Our gross margin for the three months ended March 31, 2013 and 2012, was 75% and 74%, respectively.

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 and 2012, consisted of the following:

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions)
External expenses	$52.9	$22.3	138%
Unallocated internal research and development expenses	36.3	28.9	25%
Milestone and upfront payments	25.0	—	N/A
Total research and development expenses	$114.2	$51.2	123%

The increase in research and development expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is due to: (i) an increase of $30.6 million in external expenses primarily related to Phase 3 clinical trial expenses for ceftolozane/tazobactam, bevenopran and surotomycin; (ii) an increase of $25.0 million in milestone and upfront payments related to the acquisition of expanded rights to develop and commercialize ceftolozane/tazobactam from Astellas; and (iii) an increase of $7.4 million in unallocated internal research and development expenses primarily due to additional headcount.

Contingent Consideration Expense

Contingent consideration expense for the three months ended March 31, 2013 and 2012, represents the change in the fair value of the contingent consideration liability relating to potential amounts payable to the former stockholders of Calixa Therapeutics Inc., or Calixa, pursuant to our agreement to acquire Calixa in December 2009 and to Adolor’s former stockholders pursuant to our agreement to acquire Adolor in December 2011. Contingent consideration expense for the three months ended March 31, 2013 and 2012, relates to the time value of money.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is primarily due to an increase in employee-related expenses, as well as an increase in professional services and consulting charges, including legal costs associated with the patent infringement litigation with Hospira.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions)
Interest income	$0.7	$0.7	10%
Interest expense	(7.1)	(9.0)	-20%
Other income (expense)	0.2	(0.2)	-233%
Total other income (expense), net	$(6.2)	$(8.5)	-27%

Interest expense

Interest expense for the three months ended March 31, 2013, was $7.1 million as compared to $9.0 million for the three months ended March 31, 2012. The decrease in interest expense is due to the retirement of our 2.25% convertible subordinated notes in 2012.

Provision for Income Taxes

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the (benefit) provision for income taxes for the periods presented:

	Three Months Ended March 31,
	2013		2012
	Amount	Tax Rate	Amount	Tax Rate
	(in millions, except percentages) .
Federal statutory tax rate applied to income before taxes	$1.3	35.0%	$18.0	35.0%
Differential arising from:
State	—	2.1%	1.0	1.9%
Domestic manufacturing deduction	(0.1)	-3.3%	(1.5)	-2.8%
Contingent consideration	—	1.2%	0.7	1.3%
2013 Federal research credit	(0.1)	-3.3%	—	0.0%
2012 Federal research credit	(4.0)	-112.6%	—	0.0%
Increase in reserve for uncertain tax positions	0.4	11.0%	0.1	0.1%
Other	—	0.3%	0.4	0.8%
Total	$(2.5)	-69.6%	$18.7	36.3%

The effective tax rate of -69.6% for the three months ended March 31, 2013, differs from the effective tax rate for the three months ended March 31, 2012, primarily due to the tax benefit recorded during the three months ended March 31, 2013, related to the 2012 Federal research tax credit, which was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The effective tax rate, excluding discrete adjustments, was approximately 32% for the three months ended March 31, 2013.

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

A summary of our cash, cash equivalents, investments and certain financial obligations is as follows:

	March 31,	December 31,
	2013	2012
	(in millions)
Cash and cash equivalents	$63.0	$104.0
Short-term investments	789.5	872.2
Long-term investments	88.2	3.2
Total	$940.7	$979.4

Outstanding principal on convertible notes	$450.0	$450.0
Payable to Glaxo	19.5	19.5
Total	$469.5	$469.5

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

Investments

We invest in bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. We also make strategic investments through various business development transactions that we believe complement our business. See Note A.,

“Basis of Presentation and Accounting Policies,” and Note B., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Borrowings and Other Liabilities

We have convertible debt outstanding as of March 31, 2013, related to our 2.50% convertible senior notes, or 2.50% Notes, due November 2017. In October 2010, we completed a registered public offering of $450.0 million aggregate principal amount of the 2.50% Notes. The 2.50% Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on each May 1st and November 1st. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

In connection with the acquisition of Adolor, we assumed the obligation to pay Glaxo Group Limited, or Glaxo, six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. We recorded the fair value of the remaining annual payments at the date of acquisition based on a discount rate. As of March 31, 2013, we have paid $3.0 million of the aggregate amount owed to Glaxo.

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility with a group of lenders, including Royal Bank of Canada as administrative agent. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. The obligations under the credit facility are guaranteed by our existing and future domestic subsidiaries and are secured by substantially all of our assets and those of our subsidiary guarantors. The credit facility contains affirmative and negative covenants that we believe are customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The credit facility also requires us to maintain a maximum leverage ratio and a minimum interest coverage ratio. There were no borrowings outstanding under the credit facility as of March 31, 2013 or December 31, 2012.

Repurchases of Common Stock or Convertible Senior Notes Outstanding

From time to time, our Board of Directors may authorize us to repurchase shares of our common stock or repurchase, in cash or common stock, our outstanding 2.50% Notes pursuant to the terms of the convertible notes in privately-negotiated transactions, publicly-announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that the Board of Directors determines are in the best interest of Cubist and its stockholders. Any such repurchases could deplete some of our cash resources.

Cash Flows

Our net cash flows are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net cash (used in) provided by operating activities	$(19.8)	$1.2
Net cash used in investing activities	$(29.4)	$(33.9)
Net cash provided by financing activities	$8.2	$2.4

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013, was $19.8 million, as compared to net cash provided by operating activities of $1.2 million for the three months ended March 31, 2012, primarily due to a $25.0 million payment to Astellas in consideration for expanded commercialization rights to ceftolozane.

Net cash provided by operating activities for the three months ended March 31, 2012, included the impact of a milestone payment made to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cIAI. The contingent consideration payment of $17.4 million included within net cash provided by operating activities for the three months ended March 31, 2012, related to the amount of the milestone payment in excess of its acquisition-date fair value.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013, was $29.4 million, as compared to $33.9 million for the three months ended March 31, 2012. Net cash used in investing activities for the three months ended March 31, 2013, primarily consisted of $5.5 million of net purchases of investments and a $20.0 million payment to Adynxx in exchange for the exclusive option to acquire Adynxx. See the “Commitments and Contingencies” section within this MD&A for additional information. Net cash used in investing activities for the three months ended March 31, 2012, primarily consisted of $25.8 million of net purchases of investments and $8.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013, was $8.2 million, as compared to $2.4 million for the three months ended March 31, 2012. Net cash provided by financing activities for the three months ended March 31, 2013 and 2012, included $5.6 million and $12.0 million, respectively, of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2012, included a milestone payment to Calixa’s former stockholders in January 2012 as a result of first patient enrollment in Phase 3 clinical trials for cIAI in 2011, of which the acquisition-date fair value of $12.6 million was included within net cash provided by financing activities.

Commitments and Contingencies

Legal Proceedings

The U.S. District Court for the District of Delaware held a Markman hearing in April 2013 in our patent infringement litigation with Hospira. See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements for additional information.

Business Agreements

Astellas License Amendment

In connection with our acquisition of Calixa, we acquired the rights to ceftolozane, which Calixa had licensed from Astellas. In March 2013, our license agreement with Astellas was amended to expand the territory in which we hold the rights to manufacture, market and sell any products that incorporate ceftolozane, including ceftolozane/tazobactam, to include the Asia-Pacific and Middle East territories that Astellas had retained under the original agreement. With this amendment, we now own all worldwide rights to ceftolozane/tazobactam, subject to ongoing milestone and royalty obligations to Astellas. As consideration for the rights, we made a one-time payment of $25.0 million to Astellas in March 2013, which was included within research and development expense in the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013, as these rights relate to unapproved product.

Adynxx Option Agreement

In February 2013, we entered into an option agreement with Adynxx. Under the agreement, we made a $20.0 million payment to Adynxx, which is non-refundable except in limited circumstances, and obtained an exclusive option to acquire 100% of the outstanding shares of Adynxx. The option is exercisable during any period prior to sixty days following our receipt of the data from a Phase 2 clinical trial for Adynxx’s lead product candidate, AYX1, subject to extension in certain limited circumstances. Adynxx is studying AYX1 as a potential treatment for the reduction of acute pain and prevention of persistent and chronic pain following surgery. If we exercise our option, we would make an additional payment of $40.0 million to acquire Adynxx, net of any cash acquired or liabilities assumed, and would be obligated to make certain additional payments to the stockholders of Adynxx that are contingent upon the achievement of certain development, regulatory and sales milestones. See Note B, “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Upon achievement of certain development, regulatory, or commercial milestones, we have committed to make potential future milestone payments to third parties as part of our various business agreements, including license, collaboration and commercialization agreements. Additional information regarding our business agreements can be found in Note C., “Business Agreements,” in the notes to consolidated financial statements in our 2012 Form 10-K.

Contingent Consideration

Adolor

If certain regulatory milestones, sales milestones or a combination of both are achieved with respect to bevenopran, we have committed, under the terms of the merger agreement pursuant to which we acquired Adolor in December 2011, to make future payments to the former stockholders of Adolor. We granted non-transferable contingent payment rights to the former stockholders of Adolor, which represent the right to receive payments in addition to the upfront purchase price, up to a maximum amount of $4.50 in cash for each share owned by Adolor’s former stockholders upon achievement of such milestones. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Adolor under the merger agreement ranges from zero to approximately $233.8 million.

Calixa

If certain development, regulatory, or commercial milestones are achieved with respect to ceftolozane/tazobactam, or other products that incorporate the novel anti-pseudomonal cephalosporin, ceftolozane, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. We may be required to make up to an additional $220.0 million of undiscounted payments to the former stockholders of Calixa, including a $40.0 million milestone payment expected to be triggered in 2013 related to first patient enrollment in an open-label, Phase 3 clinical trial for VABP.

In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of March 31, 2013 and December 31, 2012, the contingent consideration related to the Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Contractual Obligations

Our contractual obligations have not materially changed since February 27, 2013, the date we filed our 2012 Form 10-K. For more information on our contractual obligations, refer to our 2012 Form 10-K.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 27, 2013, the date we filed our 2012 Form 10-K. For more information on our critical accounting policies, refer to our 2012 Form 10-K.

Recent Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk since December 31, 2012. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Form 10-K.

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.7 million on our fixed-rate investments as of March 31, 2013. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

As of March 31, 2013, the fair value of the 2.50% Notes was estimated by us to be $769.2 million. As of December 31, 2012, we estimated the fair value of the 2.50% Notes to be $699.8 million. We determined the estimated fair value of the 2.50% Notes by using quoted market rates. As of March 31, 2013, if interest rates were to increase by 100 basis points, the fair value of our 2.50% Notes would decrease by approximately $2.3 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.                                               LEGAL PROCEEDINGS

See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

ITEM 1A.             RISK FACTORS

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those contained in or implied by the forward-looking statements contained in this report. We refer you to our “Cautionary Note Regarding Forward-Looking Statements,” which identifies certain forward-looking statements contained in this report.

We depend heavily on the continued commercial success of CUBICIN.

Our current ability to maintain and grow revenues depends primarily on the commercial success of CUBICIN in the U.S. CUBICIN’s continued acceptance by the medical community and the future market demand and medical need for CUBICIN are critical factors in CUBICIN’s continued success. Although we also generate revenues from our sales of ENTEREG and co-promotion of DIFICID in the U.S., such revenues have been and are expected to be much lower than our CUBICIN revenues. Therefore, if we are unable to continue to grow revenues from sales of CUBICIN, our future operating results and financial condition could be materially adversely affected.

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

•                  our ability to effectively promote CUBICIN to those physicians who treat patients for whom CUBICIN would be appropriate, particularly in light of increasing restrictions on our sales force’s access to physicians;

•                  our ability to maintain and enforce U.S. and foreign patent protection for CUBICIN, particularly in light of efforts by companies such as Hospira and Teva Parenteral Medicines Inc., or Teva, to obtain approval to market generic versions of CUBICIN;

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

•                  the impact on physicians’ perception and use of CUBICIN as a result of treatment guidelines that are published from time to time, including the treatment guidelines for MRSA infections published by the Infectious Diseases Society of America, in early 2011;

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

As of March 31, 2013, CUBICIN had been approved or received an import license in more than 70 countries outside of the U.S. and is commercially available in more than 50 countries, including countries in Europe, Asia (including Japan) and Latin America. We do not market and sell CUBICIN directly outside of the U.S., but rely on third parties to do so. Our partners may not be successful in launching or marketing CUBICIN in their markets. To date, European sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates in some European countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the commercialization strategy and mix of resources that our European partner, Novartis AG, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

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

In February 2012, we received a letter from Hospira notifying us that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking approval to market a generic version of daptomycin for injection (the active pharmaceutical ingredient, or API, in CUBICIN), 500 mg/vial, which ANDA was subsequently amended by Hospira in May 2012. In August 2012, we received another letter from Hospira notifying us that it had submitted to the FDA an NDA seeking approval to market a generic version of daptomycin for injection, 350 mg/vial. Each of the notice letters further stated that Hospira is asserting that each claim in the relevant CUBICIN patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA, as amended, and NDA. In 2012, we filed several patent infringement lawsuits against Hospira in the U.S. District Court for the District of Delaware alleging infringement of certain U.S. patents covering CUBICIN. The complaints seek (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA and NDA until the expiration of the relevant patents; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing its generic versions of CUBICIN until the expiration of the relevant patents; and (iii) an award of attorney’s fees. In March 2013, the FDA tentatively approved Hospira’s NDA; however, Hospira’s NDA daptomycin product cannot be marketed until the FDA issues a final approval letter, after all patent or exclusivity issues have been resolved. The court held a Markman hearing in April 2013.  The court has scheduled the trial in these related actions to begin in February 2014. Until this dispute is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in these litigations, whether appealable or not, would likely cause our stock price to decline. Any final, unappealable, adverse result in these litigations would likely have a material adverse effect on the continued commercialization of CUBICIN, our results of operations and financial condition and cause our stock price to decline. In any event, this dispute and these litigations may result in substantial cost to us and distract our management from other aspects of our business.

In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve patent infringement litigation with respect to CUBICIN. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if (i) the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, which could occur if Hospira is successful in our patent litigation with Hospira, (ii) a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or (iii) there are no longer any unexpired patents listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the Orange Book) as applying to our NDA covering CUBICIN. Teva may also sell generic daptomycin supplied by Cubist at an earlier date upon certain specified types of “at risk” launches of a generic daptomycin for injection product by a third party. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. If this license becomes effective, or the license or settlement agreement terminates earlier than we anticipate, our business and results of operations could be materially impacted.

In addition, the Federal Trade Commission or the Department of Justice could seek to challenge our settlement with Teva, or a competitor, customer or other third party could initiate a private action under antitrust or other laws challenging our settlement with Teva. While we believe our settlement is lawful, we may not prevail in any such challenges or litigation. We may incur significant costs in the event of an investigation or in defending any such action, and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

We may not be able to obtain, maintain or protect proprietary rights necessary for the continued development and commercialization of our products, product candidates and research technologies.

Our commercial success will also depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN and U.S. patent protection for ENTEREG, our drug candidates, and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges. For our products and drug candidates where we cooperate with a partner, collaborator or other third party to enforce and defend the proprietary rights, such as ENTEREG, ceftolozane/tazobactam, and bevenopran, our commercial success will depend in part on such partners, collaborators or other third parties cooperating with us or doing the same on their own.

We cannot be sure that our patents and patent applications, including our own and those that we have rights to under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, without limitation, the following:

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

We contract with ACS Dobfar SpA, or ACSD, as our sole provider of our commercial supply of CUBICIN API worldwide. Although we hold a supply of safety stock of API at another warehouse/distribution center in addition to what is stored at ACSD, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability at these facilities that causes a loss of this safety stock would heighten the risk that we face. We contract with multiple third parties, including Hospira Worldwide, Inc., or Hospira Worldwide, and Oso Biopharmaceuticals Manufacturing LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our worldwide needs. Hospira, which has submitted filings to the FDA seeking approval to market generic versions of CUBICIN, is an affiliate of Hospira Worldwide. For many of the non-U.S. markets in which CUBICIN is sold, either Hospira Worldwide or Oso is the sole supplier of one or more of the vial sizes that are sold in such markets.

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

We have not yet been able to meet these manufacturing process requirements for any of our current drug candidates, including ceftolozane/tazobactam, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for ceftolozane/tazobactam and our other drug candidates that satisfy these requirements, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

ACSD, our sole supplier of CUBICIN API, may be a commercial supplier of drug substance and/or drug product for certain of our drug candidates, including for ceftolozane/tazobactam. As a result, we may have an even greater reliance on ACSD for supply of our products than we currently do, which could increase the potential adverse impact on our results of operations, financial condition and long-term business plans if there are any problems with ACSD’s operations, business or solvency.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox®, marketed by Pfizer, Inc., or Pfizer; Synercid®, marketed by King Pharmaceuticals, Inc., which is now a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIVTM, which is being marketed by Theravance, Inc.; and Teflaro®, which is being marketed by Forest Laboratories, Inc. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for approximately 70% of sales, based on days of therapy, in this market. In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN to be marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN if Hospira’s ANDA or NDA, or a third party’s filing to the FDA for approval to market a generic version of CUBICIN, is ultimately approved or a generic version of CUBICIN otherwise comes to market. CUBICIN also may face competition in the future from several drug candidates currently in clinical development as treatments for complicated skin and skin structure infections.

CUBICIN is also priced higher than some of its competitor products, which could inhibit the continued acceptance of CUBICIN or otherwise cause physicians to switch to new drug products or reserve CUBICIN for use in limited circumstances. Any inability on our part to compete with current or subsequently-introduced drug products, particularly with respect to CUBICIN, would have a material adverse impact on our results of operations.

We need to manage our growth effectively, and the increased breadth and complexity of our activities may expose us to additional risk.

We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, which we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials. We are now selling two products on our own, co-promoting a third product in the U.S. and have three product candidates in Phase 3 clinical trials. We also have grown our employee base substantially, particularly within our research and development and commercial organizations. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates through clinical trials. Our ability to continue to successfully commercialize our existing products, achieve our research and development objectives, add and integrate new products and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to effectively manage these increased demands on our organization and expand our organization and infrastructure. To manage the increasing breadth and complexity of our activities, we will also need to continue making significant additional investments in personnel, infrastructure, information management systems and resources. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or product candidates could suffer, which could materially adversely affect our business.

We rely on third parties, such as contract research organizations, or CROs, to help us conduct our clinical trials, and if these third parties fail to fulfill their obligations to us, our development programs may be adversely affected.

As we advance our product candidates through development, the size and scope of the clinical trials we conduct increases significantly, including the number of patients and medical conditions being studied and the number of clinical sites and countries in which the trials are being conducted. We contract with third parties such as CROs, contract investigational drug labeling and distribution providers, and regional and central laboratories to assist with the conduct of our clinical trials. As a result, many key operational aspects of our clinical trial process are out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other services related to the conduct of our clinical trials fail to perform their obligations in a timely and satisfactory manner or in compliance with applicable U.S. and foreign regulations, we could incur additional expenses or face significant delays in completing our clinical trials, or we may be unable to rely on the clinical data generated. If these or other problems occur, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials, or we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products. Outsourcing this critical work to third parties also leaves us exposed to the risk that changes in their business or financial condition could cause them to no longer be able to support our business, the impact of which could delay key projects and initiatives and therefore adversely impact the timing and achievement of our business goals.

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

We intend to continue to pursue acquisitions of other companies, and we may not realize the benefits of any such acquisitions or potential acquisitions.

In order for us to achieve our publicly-stated, long-term business objectives, we intend to continue to pursue acquisitions of other companies. We have limited experience in acquiring businesses. Acquisitions and the pursuit of acquisitions involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of undisclosed liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on cost savings realized by combining the acquirer and target company. If we are unable to realize such cost savings, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products or candidates that we obtain through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets are constrained at the time we require funding. There is also the risk that our valuation of an acquired product or business may turn out to be erroneous and thereby cause us to have overvalued an acquisition target, which could have a material adverse effect on our results of operations. As a result, we cannot assure you that, following any prior or future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The process of obtaining the necessary governmental approvals to market and sell drug products in the U.S. and in foreign countries is complex, time consuming, expensive and subject to a number of risks that could result in a failure to obtain approval for any product candidate.

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

Even if regulatory approval to market a drug product is granted, the approval may impose limitations on the indicated use for which the drug product may be marketed and additional post-approval requirements. The commercialization of a drug product is impacted by the design and results of the trials that we or others conducted for the drug because such design and results determine what will be included on the drug label approved by regulatory authorities, and the label governs how we are allowed to promote the drug. The FDA, or an equivalent authority of another country, may determine that measures to control potential risks, such as a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product continue to outweigh its risks once on the market. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug, any of which would make it more difficult to market the product, especially if competitor products are not subject to a similar REMS. For example, ENTEREG was approved with a boxed warning on its label and subject to a REMS that imposes restrictions and requirements on the distribution of ENTEREG, which make it more difficult to market and sell. The REMS is subject to modification by the FDA at any time, and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult, costly and time-consuming to market and sell ENTEREG.

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

We have entered into, and anticipate that we will continue to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies to develop and commercialize CUBICIN outside the U.S., a collaboration to co-promote DIFICID in the U.S., and collaborations with respect to certain of our pre-clinical candidates. In order for existing and future collaborations to be successful, we need to be able to work effectively with our collaborators.

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

•                  we may fail to satisfy our contractual obligations to our partners, which could subject us to claims for damages and other losses or rights to terminate the agreement;

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

Although we held $940.7 million of cash, cash equivalents and investments as of March 31, 2013, and we have a $150.0 million revolving credit facility, we may be required to seek additional funds in the future to execute on our long-term business strategy. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our drug candidates, seek to acquire companies, products and product candidates, expand our research and development activities and manufacturing and other infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased or converted earlier, $450.0 million of aggregate principal amount of our 2.50% Notes currently outstanding will become due in November 2017. We may seek any additional needed funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, further dilution to existing stockholders could result. In addition, as a condition to providing additional funds to us, future investors or lenders may demand, and may be granted, rights superior to those of existing stockholders. If we issue additional debt securities in the future, our existing debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We cannot be certain, however, that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms, if at all, particularly if the credit and financial markets are constrained at the time we require funding. If we fail to obtain additional capital when we need it, we may not be able to execute our current long-term business plans successfully.

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

The U.S.  federal budget sequestration process may have a significant impact on our business.

The recent “sequestration” of the federal budget, which became effective on March 1, 2013, and provides for mandatory procedures to reduce federal spending by as much as $1.1 trillion from 2013 through 2021, may have an unknown but potentially significant adverse impact on our business. Sequestration spending reductions may adversely affect the FDA, potentially producing additional backlogs in the approval process that could adversely affect the timing of FDA review of our regulatory filings for our products and product candidates, including ceftolozane/tazobactam.  The sequestration of the Medicare program, which includes a 2% reduction in planned Medicare reimbursements, could also have a potentially significant negative impact on our business. These reductions impact reimbursement to hospitals, physicians, and Medicare managed care and prescription drug plans, under the Medicare Parts A, B and D, and Medicare Advantage programs. The significant magnitude of the sequestration payment reductions places additional financial pressures on Medicare providers, particularly hospitals with heavy inpatient Medicare utilization, which could force these providers to take new measures to address the shortfall in previously-expected reimbursements. It is possible that these measures could result in heightened scrutiny and/or reduced purchasing of branded pharmaceuticals, such as CUBICIN, ENTEREG, and any future drug product we may market.

Our revenues depend on the availability of adequate reimbursement from third-party payors for our current and future drug products.

In both domestic and foreign markets, sales of CUBICIN, ENTEREG and any future drug product we may market are dependent, in part, on the availability of adequate reimbursement from third-party payors such as state and federal government programs, including Medicare and Medicaid, managed care providers and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of our products and related procedures or services. If these entities do not provide sufficient coverage and reimbursement for CUBICIN or ENTEREG, these products may be too costly for general use, and physicians may prescribe them less frequently.

In the U.S., certain government pricing and reimbursement programs, including the Medicaid rebate program, Medicare Parts A, B and D, and 340B/ PHS, drug pricing programs and the Veterans Health Care Act of 1992 pricing program, and similar programs in foreign jurisdictions, impact the revenues that we derive from CUBICIN and ENTEREG.  Any future legislation or regulatory actions altering these mandates or imposing new ones could have a significant adverse effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures may, among other things, negatively impact the level of reimbursement for pharmaceutical products, require higher levels of cost-sharing by beneficiaries, change the discounts required to be provided by pharmaceutical manufacturers to government payors, extend government discounts to additional government programs or reduce the level of reimbursement for health care services and other non-drug items. Any such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

Also, the trend toward managed health care in the U.S. and other countries and the concurrent growth of organizations such as managed care organizations, as well as the implementation of  U.S health care reform legislation enacted in March 2012 under the Affordable Care act, or health care reform, including the creation of accountable care organizations and integrated delivery networks, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us. In the U.S., individual states’ responses to ongoing financial pressures could also result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including CUBICIN, ENTEREG or any future drug product we may market. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

Outside the U.S., certain countries, including some countries in the EU, set prices as part of the regulatory approval process for drug products with limited participation from drug sponsors. We cannot be sure that such prices will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions do not set prices for our drug candidates that are commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Further, an increasing number of foreign countries use drug prices from other countries as “reference prices” to help determine pricing in their own countries. Consequently, a downward trend in drug prices for some countries could contribute to similar occurrences elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, has led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could  negatively impact our revenues and profitability.

Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.

Drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our drug candidates will demonstrate the safety, efficacy and benefit-to-risk profile necessary to obtain marketing approvals. In addition, drug candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials, which are required for marketing approval. The FDA and other countries’ authorities will allow us to begin clinical trials under an investigational new drug application, or IND, or similar document in other countries only if we demonstrate in our submission that the potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter clinical trials. In the past, we have had pre-clinical drug candidates for which we were not able to generate adequate data to proceed with clinical trials, and this likely will happen again in the future.

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

•                  the risk of failure of our clinical investigational sites and related facilities to maintain compliance with the FDA’s current Good Clinical Practices regulations or similar regulations in countries outside of the U.S., including the risk that these sites fail to pass inspections by the appropriate governmental authority, which could invalidate the data collected at that site or place the entire clinical trial at risk;

•                  any inability to reach agreement with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute, such as in the case of CUBICIN with respect to U.S. pediatric clinical trials; and

•                  changes in laws, regulations, regulatory policy or clinical practices.

The FDA or other regulatory authorities could determine that our clinical trials and/or manufacturing processes were not properly designed, were not conducted in accordance with applicable laws or regulations or were otherwise not properly managed by our third party vendors. Any such deficiency in the design, implementation or oversight of our development programs, including ceftolozane/tazobactam, could cause us to incur significant additional costs, experience significant delays, prevent us from obtaining marketing approval for any product candidate or abandon development of certain product candidates, any of which could harm our business and cause our stock price to decline.

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

In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign healthcare regulation, which includes but is not limited to, the Federal False Claims Act, the Federal Anti-Kickback Statute, the Foreign Corrupt Practices Act and similar laws in countries outside of the U.S. Similar laws and regulations exist in many other countries throughout the world in which we commercialize and intend to commercialize our products, including CUBICIN, either directly or through our commercial partners. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations. However, our commercial partners for CUBICIN in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Adolor and/or Glaxo commercialized ENTEREG from 2008 until our acquisition of Adolor in December 2011, under each company’s own compliance program, which, prior to our acquisition of Adolor, we had no control over. If we, our representatives or our partners fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us and/or our partners, including, but not limited to, restrictions on how we and/or our partners market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

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

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the Department of Veterans Affairs, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

•                  local, economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues, and other obligations incident to doing business in, or with a company located in, another country;

•                  unexpected changes in reimbursement and pricing requirements, tariffs, trade barriers and regulatory requirements;

•                  economic weakness, including foreign currency exchange risks, inflation or political instability in particular foreign economies and markets; and

•                  compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our licensees, distributors, manufacturers, CROs, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or U.S. laws.

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

Sales of our products are made, in part, through direct sales to our customers, which include hospitals, physicians and other health care providers. As a result of adverse global credit and financial market conditions, our customers may be unable to satisfy their payment obligations for invoiced product sales or may delay payments, which could negatively affect our revenues, income and cash flow. In addition, we rely upon third parties for many aspects of our business, including our collaboration partners, wholesale distributors for our products, contract clinical trial providers, research organizations, manufacturers and third-party suppliers. Because of the tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

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

•                  an adverse result in our litigation against Hospira to defend and/or assert our patents in connection with Hospira’s efforts to seek approval to market generic versions of CUBICIN;

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

10.1*	2013 Short-Term Incentive Plan

10.2*	Performance-Based Management Incentive Plan

10.3**	Amendment, dated March 1, 2013, to License Agreement, dated November 1, 2007, between Astellas Pharma Inc., and Calixa Therapeutics Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*               Management contract or compensatory plan or arrangement

**        Confidential treatment requested

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

May 7, 2013
By:
/s/ Michael J. Tomsicek
Michael J. Tomsicek
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)