Form 10-Q
period 2013-06-30
CUBIST PHARMACEUTICALS INC
filed 2013-08-06
CIK 912183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 24, 2013: 66,083,229.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$205,436	$104,041
Short-term investments	685,080	872,188
Accounts receivable, net	101,609	93,467
Inventory	51,513	41,947
Deferred tax assets, net	18,343	14,190
Prepaid expenses and other current assets	51,476	31,217
Total current assets	1,113,457	1,157,050
Property and equipment, net	168,404	166,465
In-process research and development	272,700	272,700
Goodwill	114,130	114,130
Other intangible assets, net	142,594	152,830
Long-term investments	110,083	3,167
Other assets	60,826	66,043
Total assets	$1,982,194	$1,932,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,054	$45,603
Accrued liabilities	157,976	163,633
Short-term deferred revenue	5,943	6,784
Short-term contingent consideration	39,487	38,998
Other current liabilities	3,500	3,500
Total current liabilities	236,960	258,518
Long-term deferred revenue	32,282	34,091
Long-term deferred tax liabilities, net	94,486	103,081
Long-term contingent consideration	154,365	150,215
Long-term debt, net	375,086	367,811
Other long-term liabilities	29,627	27,921
Total liabilities	922,806	941,637
Commitments and contingencies (Notes D, G, L and M)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 66,013,909 and 64,713,695 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	66	65
Additional paid-in capital	988,721	940,969
Accumulated other comprehensive loss	(502)	(59)
Retained earnings	71,103	49,773
Total stockholders’ equity	1,059,388	990,748
Total liabilities and stockholders’ equity	$1,982,194	$1,932,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
U.S. product revenues, net	$239,503	$209,886	$452,751	$404,035
International product revenues	14,959	11,363	27,362	24,017
Service revenues	3,665	8,665	7,289	12,329
Other revenues	652	653	1,306	1,878
Total revenues, net	258,779	230,567	488,708	442,259

Costs and expenses:
Cost of product revenues	63,041	58,891	118,716	112,843
Research and development	115,190	67,206	229,399	118,378
Contingent consideration	2,586	2,694	4,639	5,523
Selling, general and administrative	49,889	40,255	98,090	84,035
Total costs and expenses	230,706	169,046	450,844	320,779

Operating income	28,073	61,521	37,864	121,480

Other income (expense):
Interest income	718	742	1,460	1,416
Interest expense	(7,250)	(8,902)	(14,434)	(17,909)
Other income (expense)	(146)	(3,113)	94	(3,293)
Total other income (expense), net	(6,678)	(11,273)	(12,880)	(19,786)
Income before income taxes	21,395	50,248	24,984	101,694
Provision for income taxes	6,153	7,125	3,654	25,777
Net income	$15,242	$43,123	$21,330	$75,917

Basic net income per common share	$0.23	$0.68	$0.33	$1.20
Diluted net income per common share	$0.23	$0.58	$0.32	$1.04

Shares used in calculating:
Basic net income per common share	65,558,376	63,498,953	65,248,707	63,250,165
Diluted net income per common share	67,731,976	81,166,329	67,385,141	81,001,476

Total comprehensive income	$14,775	$43,102	$20,887	$75,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$21,330	$75,917
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt repurchase, including write-off of debt issuance costs	—	3,542
Depreciation and amortization	17,164	16,548
Amortization and accretion of investments	6,230	3,791
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	8,018	10,379
Deferred income taxes	(12,748)	(7,993)
Stock-based compensation	16,139	12,492
Contingent consideration	4,639	5,523
Payment of contingent consideration	—	(17,408)
Premium paid for convertible subordinated debt repurchase	—	(26,945)
Other non-cash	1,058	6,618
Changes in assets and liabilities:
Accounts receivable	(8,142)	(2,326)
Inventory	(10,339)	(6,684)
Prepaid expenses and other current assets	(259)	(182)
Other assets	1,646	5,449
Accounts payable and accrued liabilities	(13,508)	(14,922)
Deferred revenue and other liabilities	(1,387)	3,296
Total adjustments	8,511	(8,822)
Net cash provided by operating activities	29,841	67,095
Cash flows from investing activities:
Purchases of property and equipment	(10,030)	(12,093)
Purchases of investments	(716,455)	(718,738)
Proceeds from maturities of investments	789,971	665,249
Payment for purchase option	(20,000)	—
Net cash provided by (used in) investing activities	43,486	(65,582)
Cash flows from financing activities:
Payment of contingent consideration	—	(12,592)
Issuance of common stock, net	19,391	17,348
Excess tax benefit on stock-based awards	8,677	5,482
Repurchase of convertible subordinated debt	—	(74,704)
Net cash provided by (used in) financing activities	28,068	(64,466)
Net increase (decrease) in cash and cash equivalents	101,395	(62,953)
Cash and cash equivalents at beginning of period	104,041	197,618
Cash and cash equivalents at end of period	$205,436	$134,665

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

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between Level 1 and Level 2 or between Level 2 and Level 3. During the three and six months ended June 30, 2013, there were no transfers between Level 1, Level 2 or Level 3.

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments primarily consist of available-for-sale securities as of June 30, 2013 and December 31, 2012, and are carried at fair value.

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

Cubist’s accounts receivable as of June 30, 2013 and December 31, 2012, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and six months ended June 30, 2013 and 2012, Cubist did not have any significant write-offs of accounts receivable, and its days sales outstanding has not significantly changed since December 31, 2012.

	Percentage of Total Accounts Receivable Balance as of
	June 30, 2013	December 31, 2012
AmerisourceBergen Drug Corporation	20%	22%
Cardinal Health, Inc.	17%	18%
McKesson Corporation	18%	20%

	Percentage of Total Net Revenues for the Three Months Ended June 30,		Percentage of Total Net Revenues for the Six Months Ended June 30,
	2013	2012	2013	2012
AmerisourceBergen Drug Corporation	20%	19%	20%	19%
Cardinal Health, Inc.	16%	19%	17%	19%
McKesson Corporation	17%	17%	18%	17%

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

Revenue Recognition

Principal sources of revenue are (i) sales of CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan) in the U.S.; (ii) revenues derived from sales of CUBICIN by Cubist’s international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) service revenues derived from Cubist’s agreement with Optimer Pharmaceuticals, Inc., or Optimer, for the promotion and support of DIFICID® (fidaxomicin) in the U.S., which has been extended beyond July 2013. See Note N., “Subsequent Events,” for additional information regrading the extension of the co-promotion agreement with Optimer. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, Medicaid program rebates, Medicare coverage gap discount program rebates, wholesaler management fees, volume-based rebates and discounts in the same period the related sales are recorded.

Gross U.S. product revenues were offset by provisions for the three and six months ended June 30, 2013 and 2012, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross U.S. product revenues	$272,271	$241,900	$518,218	$466,025
Provisions offsetting U.S. product revenues:
Contractual adjustments	(16,014)	(14,085)	(30,032)	(26,981)
Governmental rebates	(16,754)	(17,929)	(35,435)	(35,009)
Total provisions offsetting product revenues	(32,768)	(32,014)	(65,467)	(61,990)
U.S. product revenues, net	$239,503	$209,886	$452,751	$404,035

Certain product sales qualify for rebates or discounts from standard list pricing due to government sponsored programs or other contractual agreements. Contractual adjustments in the table above include pricing and early payment discounts extended to the Company’s external customers, as well as returns, wholesaler distribution fees and volume-based rebates. Governmental rebates in the table above represent estimated amounts for Medicaid program rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service and Federal Supply Schedule drug pricing programs. Estimates and assumptions for reserves are analyzed quarterly. As a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by managed care organizations, the Company reversed approximately $6.6 million of previously reserved Medicaid program rebates during the three months ended June 30, 2013.

Basic and Diluted Net Income Per Share

Basic net income per common share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.25% convertible subordinated notes which were due June 2013, or 2.25% Notes, and 2.50% convertible senior notes due 2017, or 2.50% Notes, the exercise of stock options and the vesting of restricted stock units, or RSUs, as well as their related income tax effects. In 2012, Cubist retired its 2.25% Notes.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Net income, basic	$15,242	$43,123	$21,330	$75,917
Effect of dilutive securities:
Interest on 2.50% Notes, net of tax	—	1,808	—	3,610
Debt issuance costs related to 2.50% Notes, net of tax	—	239	—	477
Debt discount amortization related to 2.50% Notes, net of tax	—	2,201	—	4,358
Net income, diluted	$15,242	$47,371	$21,330	$84,362

Shares used in calculating basic net income per common share	65,558,376	63,498,953	65,248,707	63,250,165
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	2,173,600	2,243,221	2,136,434	2,327,156
2.50% Notes convertible into shares of common stock	—	15,424,155	—	15,424,155
Shares used in calculating diluted net income per common share	67,731,976	81,166,329	67,385,141	81,001,476

Net income per share, basic	$0.23	$0.68	$0.33	$1.20
Net income per share, diluted	$0.23	$0.58	$0.32	$1.04

Potential common shares excluded from the calculation of diluted net income per share, as their inclusion would have been antidilutive, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase shares of common stock and RSUs	2,591,295	3,091,164	2,546,822	2,775,786
2.25% Notes convertible into shares of common stock	—	2,909,940	—	3,229,658
2.50% Notes convertible into shares of common stock	15,424,084	—	15,424,118	—

Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for reporting accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this guidance on January 1, 2013. The Company did not recognize any realized gains or losses from sales of its available-for-sale securities and did not reclassify any amounts out of accumulated other comprehensive income during the three and six months ended June 30, 2013.

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of June 30, 2013, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. On July 30, 2013, Cubist entered into two separate agreements to acquire all of the outstanding shares of Trius Therapeutics, Inc., or Trius, and Optimer. The execution of each agreement occurred after June 30, 2013, and is considered a nonrecognizable subsequent event. See Note N., “Subsequent Events,” for additional information.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

B.            INVESTMENTS

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance as of June 30, 2013
Bank deposits	$116,902	$—	$—	$116,902
U.S. Treasury securities	93,034	6	(2)	93,038
Corporate and municipal notes	573,730	32	(539)	573,223
Total	$783,666	$38	$(541)	$783,163

Balance as of December 31, 2012
Bank deposits	$61,000	$—	$—	$61,000
U.S. Treasury securities	114,041	4	(3)	114,042
Corporate and municipal notes	640,234	158	(215)	640,177
Total	$815,275	$162	$(218)	$815,219

The following table contains information regarding the range of contractual maturities of the Company’s marketable securities:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$673,224	$673,080	$812,104	$812,052
1-2 years	110,442	110,083	3,171	3,167
Total	$783,666	$783,163	$815,275	$815,219

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $12.0 million and $60.1 million as of June 30, 2013 and December 31, 2012, respectively, were included within short-term investments in the condensed consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities.

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

The Company has concluded that Adynxx is a variable interest entity, or VIE, in which Cubist is not the primary beneficiary. Cubist does not have power, through its variable interest, to direct the activities that most significantly impact the economic performance of Adynxx. Specifically, Cubist does not have any voting rights or other decision-making authority over Adynxx’s operational or financial activities, and it does not participate on any joint steering or oversight committees of Adynxx. Accordingly, the Company did not consolidate Adynxx as of June 30, 2013. Cubist accounted for the $20.0 million payment, which represents the maximum exposure to any potential losses associated with this VIE, at cost, subject to impairment testing. The $20.0 million was included in other current assets within the condensed consolidated balance sheet as of June 30, 2013.

C.            BUSINESS AGREEMENTS

Hydra Biosciences, Inc.

In October, 2009, Cubist entered into a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, under which the Company provided funding for the research and development of potential therapeutics for the management of pain. In June 2013, the Company entered into an agreement to amend and restate the original collaboration and license agreement with Hydra. Pursuant to the terms of the agreement, each party granted to the other an exclusive license to research, develop, manufacture and commercialize certain Transient Receptor Potential Ankyrin repeat 1, or TRPA1, inhibitor compounds. Cubist retained exclusive rights to CB-625, a compound which was discovered under the research collaboration with Hydra. Cubist made an upfront, non-refundable payment of $15.0 million to Hydra as consideration for the arrangement, which was recorded within research and development expense in the condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2013, as it was not accounted for as a business combination and the asset has no alternative future use.  All potential future milestone payments under the original agreement were eliminated, and both parties agreed to pay low single-digit royalties to the other party for worldwide net sales of its respectively licensed products. The agreement expires upon the later of: (i) the expiration of the last licensed patent claim covering a licensed TRPA1 inhibitor product in any country; or (ii) the last tenth anniversary of the date of the first commercial sale of any licensed TRPA1 inhibitor product in any country, following the cessation of all research, development, manufacturing and commercialization of licensed products by or on behalf of Cubist and Hydra and their affiliates.

Astellas Pharma Inc.

In connection with the Company’s acquisition of Calixa Therapeutics Inc., or Calixa, in December 2009, Cubist acquired the rights to ceftolozane (formerly known as CXA-101), which Calixa had licensed from Astellas Pharma Inc., or Astellas. In March 2013, the license agreement with Astellas was amended to expand the territory in which Cubist holds the rights to manufacture, market and sell any eventual products that incorporate ceftolozane, including ceftolozane/tazobactam (formerly known as CXA-201), to include the Asia-Pacific and Middle East territories that Astellas had retained under the original agreement. With this amendment, Cubist now owns all worldwide rights to ceftolozane/tazobactam, subject to ongoing milestone and royalty obligations to Astellas. As consideration for these rights, Cubist made a one-time payment of $25.0 million to Astellas in March 2013, which was recorded within research and development expense in the condensed consolidated statement of comprehensive income for the six months ended June 30, 2013, as the acquisition of these rights was not accounted for as a business combination and the asset has no alternative future use.

D.            FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013:

	June 30, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Corporate and municipal notes	$—	$79,267	$—	$79,267
Short-term and long-term investments: (2)
Bank deposits	—	116,902	—	116,902
U.S. Treasury securities	93,038	—	—	93,038
Corporate and municipal notes	—	573,223	—	573,223
Total assets	$93,038	$769,392	$—	$862,430
Liabilities
Contingent consideration	$—	$—	$193,852	$193,852
Total liabilities	$—	$—	$193,852	$193,852

(1)   Excludes $126.2 million of cash as of June 30, 2013.

(2)   Excludes certificates of deposit of $12.0 million recorded at cost as of June 30, 2013.

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

Contingent Consideration

In connection with the acquisitions of Adolor Corporation, or Adolor, and Calixa, Cubist recorded contingent consideration pertaining to the amounts potentially payable to Adolor’s former stockholders pursuant to Cubist’s agreement to acquire Adolor and to Calixa’s former stockholders pursuant to Cubist’s agreement to acquire Calixa. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive income.

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

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Adolor
Contingent Consideration	$79,248	Probability-adjusted discounted cash flow	Probabilities of success	29% - 54% (43%)
			Periods in which milestones are expected to be achieved	2016 - 2020
			Discount rates	5.3% / 16%

Calixa
Contingent Consideration	$114,604	Probability-adjusted discounted cash flow	Probabilities of success	29% - 100% (57%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	5.3%

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

The table below provides a roll-forward of fair value balances that used Level 3 inputs:

Contingent Consideration
(in thousands)
Beginning balance as of December 31, 2012	$189,213
Contingent consideration expense	4,639
Ending balance as of June 30, 2013	$193,852

Adolor

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran (formerly known as CB-5945), was estimated to be $79.2 million and $77.0 million as of June 30, 2013 and December 31, 2012, respectively. The change in the fair value of the contingent consideration liability during the three and six months ended June 30, 2013, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Adolor under the merger agreement ranges from zero to $233.8 million. Bevenopran is an oral, peripherally-acting mu opioid receptor antagonist in development for the potential treatment of opioid-induced constipation in patients with chronic, non-cancer pain.

Calixa

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to ceftolozane/tazobactam was estimated to be $114.6 million and $112.2 million as of June 30, 2013 and December 31, 2012, respectively. The change in fair value for the three and six months ended June 30, 2013, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Calixa under the merger agreement is $220.0 million, including a $40.0 million milestone payment which is due in August 2013 as a result of first patient enrollment in the Company’s ceftolozane/tazobactam open-label study in patients with ventilator-associated bacterial pneumonia, or VABP, in July 2013. Ceftolozane/tazobactam is being developed as a potential treatment for complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, hospital-acquired bacterial pneumonia, or HABP, and VABP.

Other Fair Value Measurements

Debt

The Company estimates the fair value of its 2.50% Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The estimated fair value and carrying value of the $450.0 million aggregate principal amount of the outstanding 2.50% Notes was $812.8 million and $375.1 million, respectively, as of June 30, 2013. See Note G., “Debt,” for additional information.

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo Group Limited, or Glaxo, six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. The amount payable to Glaxo was recorded at its estimated fair value at the time of acquisition and is allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. As of June 30, 2013, the carrying value of the remaining annual payments to Glaxo of $17.4 million approximates its fair value. Imputed interest on the amount payable to Glaxo is recorded as interest expense within the condensed consolidated statements of comprehensive income.

E.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	June 30, 2013	December 31, 2012
	(in thousands )
Land and buildings	$170,263	$166,659
Laboratory equipment	39,640	35,961
Furniture and fixtures	3,761	3,351
Computer hardware and software	23,079	20,903
Construction-in-progress	2,116	3,120
	238,859	229,994
Less: accumulated depreciation	(70,455)	(63,529)
Property and equipment, net	$168,404	$166,465

Depreciation expense was $3.5 million and $3.1 million for the three months ended June 30, 2013 and 2012, respectively, and $6.9 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively.

F.      GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The Company’s goodwill balance as of June 30, 2013, remained unchanged from the goodwill balance as of December 31, 2012. As of June 30, 2013, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note K., “Segment Information,” for additional information.

IPR&D

As of June 30, 2013, the carrying value of the Company’s IPR&D assets consisted of: (i) $78.7 million for the development and potential commercialization of bevenopran; and (ii) $194.0 million for the development and potential commercialization of ceftolozane/tazobactam of which $174.0 million related to the indications for HABP and VABP and $20.0 million related to the indications for cUTI and cIAI.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

		June 30, 2013	December 31, 2012
		(in thousands)
Patents		$2,627	$2,627
Acquired technology rights		191,800	191,800
		194,427	194,427
Less:	accumulated amortization — patents	(2,462)	(2,431)
	accumulated amortization — acquired technology rights	(49,371)	(39,166)
Intangible assets, net		$142,594	$152,830

Amortization expense was $5.2 million for both the three months ended June 30, 2013 and 2012, and $10.2 million and $10.4 million for the six months ended June 30, 2013 and 2012, respectively.

The estimated aggregate amortization of intangible assets as of June 30, 2013, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2013	$10,365
2014	20,729
2015	20,729
2016	19,449
2017	18,210
2018 and thereafter	53,112
Total	$142,594

G.    DEBT

In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2.50% Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2.50% Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2.50% Notes may convert the 2.50% Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option, to the note holders that requested the conversion. Interest is payable to the note holders on each May 1st and November 1st. As of June 30, 2013, the “if-converted value” exceeded the principal amount of the 2.50% Notes by $294.8 million.

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

Credit Facility

In November 2012, Cubist entered into a $150.0 million three-year senior secured, syndicated revolving credit facility with a group of lenders, including Royal Bank of Canada, as administrative agent. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. There were no outstanding borrowings under the credit facility as of June 30, 2013 or December 31, 2012.

H.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued royalty	$69,978	$72,103
Accrued clinical trials	36,571	29,143
Accrued Medicaid and Medicare rebates	16,530	20,565
Accrued bonus	8,958	13,971
Accrued benefits and incentive compensation	8,917	8,603
Other accrued costs	17,022	19,248
Accrued liabilities	$157,976	$163,633

Accrued clinical trials increased as of June 30, 2013, as compared to December 31, 2012, as a result of clinical trial activity primarily related to ceftolozane/tazobactam and bevenopran. Accrued bonus decreased as of June 30, 2013, as compared to December 31, 2012, due to the payment of the 2012 annual performance-based bonuses during the six months ended June 30, 2013. See Note A., “Basis of Presentation and Accounting Policies,” for additional information regarding the decrease in accrued Medicaid and Medicare rebates.

I.       INVENTORY

Inventory consisted of the following at:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$11,154	$9,132
Work-in-process	8,327	8,485
Finished goods	32,032	24,330
Inventory	51,513	41,947
Included in other assets:
Raw materials	30,625	34,091
Work-in-process	3,465	1,733
Finished goods	574	1,669
Total	$86,177	$79,440

Inventory included in other assets within the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, represents the amount of ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisition of Adolor in December 2011, Cubist recorded the acquired ENTEREG inventory at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value.

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

J.    EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

The 2012 Equity Incentive Plan, or 2012 EIP, is the only existing equity compensation plan from which the Company may make equity-based awards to employees, directors and consultants. Under the 2012 EIP, the Company has reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, restricted stock, RSUs, performance-based restricted stock units, or PRSUs, stock grants and stock appreciation rights. In addition, the number of shares of common stock available for grant includes the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 Equity Incentive Plan, the Directors’ Equity Incentive Plan and the Amended and Restated 2000 Equity Incentive Plan as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards after June 7, 2012. As of June 30, 2013, there were 3,119,352 shares remaining available for grant under the 2012 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$129	$85	$254	$172
Research and development	2,978	2,391	5,767	4,353
Selling, general and administrative	5,303	4,249	10,118	7,967
Total stock-based compensation	8,410	6,725	16,139	12,492
Income tax effect	(2,640)	(2,402)	(5,093)	(4,475)
After-tax effect of stock-based compensation expense	$5,770	$4,323	$11,046	$8,017

General Option Information

A summary of option activity for the six months ended June 30, 2013, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	8,025,194	$27.31
Granted	1,089,658	$42.86
Exercised	(898,992)	$19.11
Canceled	(35,976)	$34.14
Outstanding as of June 30, 2013	8,179,884	$30.26

Vested and exercisable as of June 30, 2013	4,740,039	$24.33

Weighted average grant-date fair value of options granted during the period	$13.72

RSU Information

A summary of RSU activity, including PRSUs, for the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2012	735,939	$35.33
Granted	400,166	$42.32
Vested	(265,942)	$32.09
Forfeited	(5,964)	$34.77
Nonvested as of June, 2013	864,199	$39.57

K.   SEGMENT INFORMATION

Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. For the three months ended June 30, 2013 and 2012, the Company generated approximately 94% and 95% of revenues, respectively, within the U.S., and for both the six months ended June 30, 2013 and 2012, the Company generated approximately 94% of revenues, within the U.S. As of June 30, 2013 and December 31, 2012, substantially all of the Company’s long-lived assets were held within the U.S.

L.   INCOME TAXES

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the provision for income taxes for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Amount	Tax Rate	Amount	Tax Rate
	(in thousands, except percentages)
Federal statutory tax rate applied to income before taxes	$7,488	35.0%	$17,587	35.0%
Differential arising from:
State	364	1.7%	810	1.6%
Non-deductible expenses	392	1.8%	372	0.7%
Domestic manufacturing deduction	(689)	(3.2)%	(1,467)	(2.9)%
Contingent consideration	375	1.8%	655	1.3%
2013 Federal research credit	(1,188)	(5.5)%	—	—%
Impact of reserve for uncertain tax positions	(805)	(3.8)%	(10,922)	(21.7)%
Other	216	1.0%	90	0.2%
Total	$6,153	28.8%	$7,125	14.2%

The increase in the effective tax rate for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, is primarily due to the impact of the resolution of uncertain state tax positions during the three months ended June 30, 2012.

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the provision for income taxes for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Amount	Tax Rate	Amount	Tax Rate
	(in thousands, except percentages)
Federal statutory tax rate applied to income before taxes	$8,744	35.0%	$35,593	35.0%
Differential arising from:
State	442	1.8%	1,776	1.8%
Non-deductible expenses	402	1.6%	674	0.7%
Domestic manufacturing deduction	(809)	(3.2)%	(2,920)	(2.9)%
Contingent consideration	418	1.7%	1,326	1.3%
2013 Federal research credit	(1,307)	(5.2)%	—	—%
2012 Federal research credit	(4,041)	(16.2)%	—	—%
Impact of reserve for uncertain tax positions	(409)	(1.6)%	(10,850)	(10.7)%
Other	214	0.7%	178	0.1%
Total	$3,654	14.6%	$25,777	25.3%

The decrease in the effective tax rate for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, is primarily due to the impact of the 2012 Federal research tax credit, which was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The effective tax rate for the six months ended June 30, 2012, also includes the impact of the resolution of uncertain state tax positions, which resulted in an income tax benefit.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on additional data received on either of our ceftolozane/tazobactam or bevenopran development programs. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate, respectively, because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

The Company’s total uncertain tax positions were $36.9 million and $36.1 million as of June 30, 2013 and December 31, 2012, respectively. Of the total uncertain tax positions as of June 30, 2013, $15.1 million were included in other long-term liabilities within the condensed consolidated balance sheet and $21.8 million were offset against deferred tax assets.

M.    LEGAL PROCEEDINGS

In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying Cubist that it had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, the Company received a second Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, the Company received a third Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA a New Drug Application, or NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, seeking approval to market a generic version of CUBICIN. Hospira’s third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the Orange Book). Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira’s ANDA, as amended, and NDA. In March 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. In July 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. In September 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek (i) an order preventing the effective date of the FDA’s approval of

Hospira’s ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such ANDA and from finally approving Hospira’s NDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the respective 30-month period or otherwise shortens the respective 30-month period. The court issued a decision in the claim construction hearing (commonly referred to as a Markman hearing) in May 2013. The court has scheduled the trial in these related actions to begin on February 18, 2014. The Company cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on the Company’s results of operations and financial condition.

N.     SUBSEQUENT EVENTS

On July 30, 2013, Cubist announced that it had entered into two separate merger agreements with two public companies.  The transactions are expected to close before the end of 2013; however the timing of each transaction’s closing depends on a number of factors, including the satisfaction of certain conditions set forth in the respective merger agreements and including those set forth below. There can be no assurance that either of the pending mergers will be consummated or that, if the transactions are consummated, the timing will be as described and as presently contemplated.  Both merger agreements include certain termination provisions and fees, under specified circumstances.

Cubist intends to fund the pending mergers of Trius and Optimer, if consummated, with a combination of existing cash, cash equivalents, investments, and the proceeds from additional financing.

Trius Therapeutics, Inc.

On July 30, 2013, Cubist entered into an Agreement and Plan of Merger with Trius, or the Trius Merger Agreement, which was approved by the boards of directors of Cubist and Trius. Pursuant to the Trius Merger Agreement, a wholly-owned subsidiary of  Cubist will commence a tender offer, or the Trius Offer, to purchase all of the issued and outstanding shares of Trius common stock for (i) $13.50 per share in cash, or approximately $707 million on a fully-diluted basis, plus (ii) one non-transferable contingent value right for each share of Trius common stock, which represents the contractual right to receive up to $2.00 per share upon the achievement of certain future sales milestones. The total pending merger consideration could be up to approximately $818 million on a fully-diluted basis.

The consummation of the Trius Offer and pending merger are subject to various closing conditions including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, and other customary conditions.

Optimer Pharmaceuticals, Inc.

On July 30, 2013, Cubist entered into an Agreement and Plan of Merger with Optimer, or the Optimer Merger Agreement which was approved by the boards of directors of Cubist and Optimer. Pursuant to the terms of the Optimer Merger Agreement and subject to the conditions thereof, upon consummation of the merger, each outstanding share of Optimer’s common stock (other than shares owned by Cubist, Optimer or their respective subsidiaries, shares of Optimer’s preferred stock owned by Cubist or its subsidiaries, or shares as to which dissenters’ rights have been properly exercised) will be converted into the right to receive (i) $10.75 in cash, without interest (which equates to a total of  approximately $535 million on a fully-diluted basis) and (ii) one contingent value right which represents the contractual right to receive up to $5.00 upon the achievement of certain future sales milestones. Cubist will file a registration statement on Form S-4 in order to register the contingent value rights under the Securities Act of 1933, as amended, and will use its reasonable best efforts to cause the contingent value rights to be registered for trading on the NASDAQ stock market. The total pending merger consideration could be up to approximately $801 million on a fully-diluted basis.

The consummation of the pending merger is subject to receiving the approval of holders of a majority of the outstanding Optimer common stock entitled to vote on the pending merger and various closing conditions, including the expiration of the applicable waiting period under the HSR Act, and other customary conditions.

In addition, Cubist has agreed to provide Optimer with $25 million per quarter, up to $75 million, to fund their operations in the ordinary course of business beginning on September 15, 2013, through the consummation of the pending merger, in exchange for non-voting senior preferred stock of Optimer, or the Optimer Preferred Stock. The Optimer Preferred Stock does not carry a dividend and will be extinguished if the pending merger is consummated for no consideration. In the event of a termination of the Optimer Merger Agreement due to a Cubist breach, the Optimer Preferred Stock becomes redeemable in exchange for nominal consideration. In all other instances, the Optimer Preferred Stock becomes convertible into common stock based on the value of the common stock at the time of conversion, subject to applicable legal restrictions.

The Company also entered into an amendment to its existing co-promotion agreement with Optimer which was due to expire in July 2013. The amendment extended the term of the existing co-promotion agreement in substantially its current form through the earlier of July 31, 2014, or the consummation of the pending merger, subject to early termination by either party of the Optimer Merger Agreement. Under the amendment, Optimer will continue to pay a quarterly fee of $3.8 million, or $15 million per year, to Cubist during the extension. Cubist is also eligible to receive $3.1 million per quarter, or up to $12.5 million, during the extension if mutually agreed upon quarterly sales targets are achieved, as well as a portion of Optimer’s gross profits derived from net sales above the specified annual targets, if any.

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

(v) our plans to (a) continue adding products and product candidates through internal development, in-licensing and acquisition, including relating to our option to acquire Adynxx, Inc., or Adynxx, and (b) expand our international operations; and

(vi) the proposed mergers of Trius Therapeutics, Inc., or Trius, and Optimer Pharmaceuticals, Inc., or Optimer, including the expected time table for completing each transaction, our Plans to finance the transactions, and our ability to satisfy any closing conditions set forth in either merger agreement.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our financial highlights, business developments and product and product pipeline updates for the three and six months ended June 30, 2013.

•                  Results of Operations: This section provides a review of our results of operations for the three and six months ended June 30, 2013 and 2012.

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

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used, primarily in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. Cubist has two marketed products, CUBICIN and ENTEREG. We also co-promoted DIFICID in the United States, or U.S., under our co-promotion agreement with Optimer. In addition, Cubist has three drug candidates that have reached Phase 3 clinical trials and several pre-clinical programs, each being developed to address areas of significant medical needs.

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

Financial Highlights

The following table is a summary of our selected financial results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
U.S. CUBICIN revenues, net	$227.1	$200.2	$429.2	$384.9
U.S. ENTEREG revenues, net	12.4	9.7	23.6	19.1
International product revenues	15.0	11.4	27.4	24.0
Total worldwide product revenues, net	$254.5	$221.3	$480.2	$428.0

Net income	$15.2	$43.1	$21.3	$75.9
Basic net income per common share	$0.23	$0.68	$0.33	$1.20
Diluted net income per common share	$0.23	$0.58	$0.32	$1.04

Business Developments

The following is a summary of significant business developments that occurred during the six months ended June 30, 2013, or that impacted the period thereof. For 2012 developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 27, 2013.

Astellas License Agreement Amendment

In March 2013, our license agreement with Astellas Pharma Inc., or Astellas, was amended to expand our rights to manufacture, market and sell any eventual products that incorporate ceftolozane (formerly known as CXA-101), including ceftolozane/tazobactam, to include certain Asia-Pacific and Middle East territories. With the attainment of these rights, we now own worldwide rights to ceftolozane/tazobactam. As consideration for these rights, we made a one-time payment of $25.0 million to Astellas in March 2013. See the “Commitments and Contingencies” section within this MD&A for additional information.

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

Hydra License Agreement Amendment

In June 2013, we entered into an amended and restated collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, under which we made an upfront payment of $15.0 million to Hydra in connection with a restructuring of the financial terms of our original agreement. See Note C., “Business Agreements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Trius Merger Agreement

On July 30, 2013, we entered into an Agreement and Plan of Merger with Trius, or the Trius Merger Agreement pursuant to which our wholly-owned subsidiary will commence a tender offer to purchase all of the issued and outstanding shares of Trius common stock for (i) $13.50 per share in cash, or approximately $707 million on a fully-diluted basis, plus (ii) one non-transferable contingent value right for each share of Trius common stock, which represents the contractual right to receive up to $2.00 per share upon the achievement of certain future sales milestones. The total pending merger consideration could be up to approximately $818 million on a fully-diluted basis.

Optimer Merger Agreement

On July 30, 2013, we entered into an Agreement and Plan of Merger with Optimer, or the Optimer Merger Agreement. Pursuant to the terms of the Optimer Merger Agreement and subject to the conditions thereof, upon consummation of the merger, each outstanding share of Optimer’s common stock (other than shares owned by Cubist, Optimer or their respective subsidiaries, shares of Optimer’s preferred stock owned by Cubist or its subsidiaries, or shares as to which dissenters rights have been properly exercised) will be converted into the right to receive (i) $10.75 in cash, without interest (which equates to a total of approximately $535 million on a fully-diluted basis) and (ii) one contingent value right which represents the contractual right to receive up to $5.00 upon the achievement of certain future sales milestones. The total pending merger consideration could be up to approximately $801 million on a fully-diluted basis.

In addition, we agreed to provide Optimer with $25 million per quarter, up to $75 million, to fund their operations beginning September 2013 through the consummation of the pending merger, in exchange for certain non-voting senior preferred stock and we also extended the term of our existing co-promotion agreement.

Both pending mergers are expected to close before the end of 2013, subject to required regulatory approvals and other customary closing conditions. See Note N., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Product and Product Pipeline Updates

We are developing ceftolozane/tazobactam as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa. We are currently conducting ongoing, global Phase 3 clinical trials in cUTI and cIAI, which began in 2011, and we recently initiated an open-label clinical trial evaluating ceftolozane/tazobactam in patients with ventilator-associated bacterial pneumonia, or VABP, in July 2013. First patient enrollment in this open-label clinical trial triggered a $40.0 million milestone payment to the former shareholders of Calixa Therapeutics Inc., or Calixa, which is due in August 2013. The U.S. Food and Drug Administration, or FDA, recently designated ceftolozane/tazobactam as a QIDP in all three of its potential indications. As a result of this qualification, ceftolozane/tazobactam is eligible for certain incentives, including an accelerated review period upon filing of an NDA, and if ceftolozane/tazobactam is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

We are developing surotomycin as a potential treatment for CDAD. We began Phase 3 clinical trials of surotomycin in July 2012. In late 2012, the FDA designated surotomycin as a QIDP, and as a result, surotomycin is also eligible for the same incentives as ceftolozane/tazobactam, as discussed above.

We are developing bevenopran as a potential treatment for opioid-induced constipation, or OIC, in patients with chronic non-cancer pain. We began a Phase 3 long-term safety study of bevenopran in OIC in late 2012. We recently initiated Phase 3 efficacy trials of bevenopran in patients with OIC and chronic non-cancer pain in July 2013.

In April 2013, we announced our decision to discontinue further development of oral CB-625. CB-625 is an antagonist of Transient Receptor Potential Ankyrin repeat 1, or TRPA1. We are continuing our discovery efforts to identify additional TRPA1 antagonists with enhanced pharmaceutical properties.

In addition, we continue to seek opportunities to build our pipeline of acute care therapies through our business development efforts and through our clinical development of compounds that we have developed internally.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended June 30,
	2013	2012	% Change
	(in millions)
U.S. product revenues, net	$239.5	$209.9	14%
International product revenues	15.0	11.4	32%
Service revenues	3.7	8.7	(58)%
Other revenues	0.6	0.6	—%
Total revenues, net	$258.8	$230.6	12%

Product Revenues, net

Our net U.S. product revenues included $227.1 million of sales of CUBICIN and $12.4 million of sales of ENTEREG for the three months ended June 30, 2013, as compared to $200.2 million of net U.S. product revenues from sales of CUBICIN and $9.7 million of sales of ENTEREG for the three months ended June 30, 2012. Gross U.S. product revenues totaled $272.3 million and $241.9 million for the three months ended June 30, 2013 and 2012, respectively. The $30.4 million increase in gross U.S. product revenues was primarily due to price increases of 5.5% and 5.9% for CUBICIN in July 2012 and January 2013, respectively, which resulted in $27.2 million of additional gross U.S. product revenues.

Gross U.S. product revenues are offset by provisions for the three months ended June 30, 2013 and 2012, as follows:

	Three Months Ended June 30,
	2013	2012	% Change
	(in millions)
Gross U.S. product revenues	$272.3	$241.9	13%
Provisions offsetting U.S. product revenues:
Contractual adjustments	(16.0)	(14.1)	14%
Governmental rebates	(16.8)	(17.9)	(7)%
Total provisions offsetting product revenues	(32.8)	(32.0)	2%
U.S. product revenues, net	$239.5	$209.9	14%

Contractual adjustments include pricing and early payment discounts extended to our external customers, as well as provisions for sales returns, volume-based rebates and wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service, or 340B/PHS, and Federal Supply Schedule, or FSS, drug pricing programs. As a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by managed care organizations, or MCOs, the Company reversed approximately $6.6 million of previously reserved Medicaid program rebates during the three months ended June 30, 2013.

Service Revenues

For the three months ended June 30, 2013 and 2012, service revenues were $3.7 million and $8.7 million, respectively, and represented the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. During the three months ended June 30, 2012, an additional $5.0 million was recognized upon achieving an annual sales target. We will not receive any additional revenue for the acheivement of annual sales targets for year two of the co-promotion agreement. See Note N., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information regarding the extension of the co-promotion agreement with Optimer.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended June 30,
	2013	2012	% Change
	(in millions)
Cost of product revenues	$63.0	$58.9	7%
Research and development	115.2	67.2	71%
Contingent consideration	2.6	2.7	(4)%
Selling, general and administrative	49.9	40.2	24%
Total costs and expenses	$230.7	$169.0	36%

Cost of Product Revenues

Cost of product revenues were $63.0 million and $58.9 million for the three months ended June 30, 2013 and 2012, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute

CUBICIN and ENTEREG, and the amortization of the ENTEREG intangible asset and other intangible assets. Our gross margin for the three months ended June 30, 2013 and 2012, was 75% and 73%, respectively. The increase in our gross margin percentage from the three months ended June 30, 2012, is primarily due to a $3.2 million write-off of inventory that was deemed to be unsalable during the three months ended June 30, 2012.

Research and Development Expense

Research and development expense for the three months ended June 30, 2013 and 2012, consisted of the following:

	Three Months Ended June 30,
	2013	2012	% Change
	(in millions)
External expenses	$61.6	$36.1	71%
Unallocated internal research and development expenses	38.0	31.1	22%
Milestone and upfront payments	15.6	—	N/A
Total research and development expenses	$115.2	$67.2	71%

The increase in research and development expenses for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, is due to: (i) an increase of $25.5 million in external expenses primarily related to Phase 3 clinical trial expenses for ceftolozane/tazobactam and bevenopran, as well as manufacturing process development expenses to support the clinical trials for ceftolozane/tazobactam; (ii) an increase of $15.6 million in milestone and upfront payments primarily related to the upfront fee to Hydra to amend our existing license and collaboration agreement; and (iii) an increase of $6.9 million in unallocated internal research and development expenses primarily due to additional headcount to support our clinical and pre-clinical programs.

Contingent Consideration Expense

Contingent consideration expense for the three months ended June 30, 2013 and 2012, represents the change in the fair value of the contingent consideration liability due to the time value of money. The contingent consideration liability consists of the potential amounts payable to the former stockholders of Calixa pursuant to our agreement to acquire Calixa in December 2009 and to the former stockholders of Adolor Corporation, or Adolor, pursuant to our agreement to acquire Adolor in December 2011.

Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, is primarily due to an increase in employee-related expenses and consulting charges, including legal costs associated with our patent infringement litigation with, Hospira, Inc., or Hospira.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Three Months Ended June 30,
	2013	2012	% Change
	(in millions)
Interest income	$0.7	$0.7	(3)%
Interest expense	(7.3)	(8.9)	(19)%
Other income (expense)	(0.1)	(3.1)	(95)%
Total other income (expense), net	$(6.7)	$(11.3)	(41)%

The decrease in total other income (expense), net for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, is primarily due to the repurchase of our 2.25% convertible subordinated notes which were due June 2013, or 2.25% Notes, in June 2012.

Provision for Income Taxes

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the provision for income taxes for the periods presented:

	Three Months Ended June 30,
	2013		2012
	Amount	Tax Rate	Amount	Tax Rate
	(in millions, except percentages)
Federal statutory tax rate applied to income before taxes	$7.5	35.0%	$17.6	35.0%
Differential arising from:
State	0.4	1.7%	0.8	1.6%
Non-deductible expenses	0.4	1.8%	0.4	0.7%
Domestic manufacturing deduction	(0.7)	(3.2)%	(1.5)	(2.9)%
Contingent consideration	0.4	1.8%	0.6	1.3%
2013 Federal research credit	(1.2)	(5.5)%	—	—%
Impact of reserve for uncertain tax positions	(0.8)	(3.8)%	(10.9)	(21.7)%
Other	0.2	1.0%	0.1	0.2%
Total	$6.2	28.8%	$7.1	14.2%

The effective tax rate of 28.8% for the three months ended June 30, 2013, differs from the effective tax rate of 14.2% for the three months ended June 30, 2012, primarily due to the resolution of uncertain state tax positions in the second quarter of 2012, resulting in the recognition of an income tax benefit during the three months ended June 30, 2012.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on additional data received on either of our ceftolozane/tazobactam or bevenopran programs. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate, respectively, because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Revenues

The following table sets forth net revenues for the periods presented:

	Six Months Ended June 30,
	2013	2012	% Change
	(in millions)
U.S. product revenues, net	$452.8	$404.0	12%
International product revenues	27.4	24.0	14%
Service revenues	7.3	12.4	(41)%
Other revenues	1.2	1.9	(30)%
Total revenues, net	$488.7	$442.3	11%

Product Revenues, net

Our net U.S. product revenues included $429.2 million of sales of CUBICIN and $23.6 million of sales of ENTEREG for the six months ended June 30, 2013, as compared to $384.9 million of net U.S. product revenues from sales of CUBICIN and $19.1 million of sales of ENTEREG for the six months ended June 30, 2012. Gross U.S. product revenues totaled $518.2 million and $466.0 million for the six months ended June 30, 2013 and 2012, respectively. The $52.2 million increase in gross U.S. product revenues was primarily due to price increases of 5.5% and 5.9% for CUBICIN in July 2012 and January 2013, respectively, which resulted in $51.5 million of additional gross U.S. product revenues.

Gross U.S. product revenues are offset by provisions for the six months ended June 30, 2013 and 2012, as follows:

	Six Months Ended June 30,
	2013	2012	% Change
	(in millions)
Gross U.S. product revenues	$518.2	$466.0	11%
Provisions offsetting U.S. product revenues:
Contractual adjustments	(30.0)	(27.0)	11%
Governmental rebates	(35.4)	(35.0)	1%
Total provisions offsetting product revenues	(65.4)	(62.0)	6%
U.S. product revenues, net	$452.8	$404.0	12%

As a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by MCOs, the Company reversed approximately $6.6 million of previously reserved Medicaid program rebates during the six months ended June 30, 2013.

Service Revenues

For the six months ended June 30, 2013 and 2012, service revenues were $7.3 million and $12.4 million, respectively, and represented the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011 to promote and provide medical affairs support for DIFICID in the U.S. During the six months ended June 30, 2012, an additional $5.0 million was recognized upon achieving an annual sales target. See Note N., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information regarding the extension of the co-promotion agreement with Optimer.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Six Months Ended June 30,
	2013	2012	% Change
	(in millions)
Cost of product revenues	$118.7	$112.8	5%
Research and development	229.4	118.4	94%
Contingent consideration	4.6	5.5	(16)%
Selling, general and administrative	98.1	84.1	17%
Total costs and expenses	$450.8	$320.8	41%

Cost of Product Revenues

Cost of product revenues were $118.7 million and $112.8 million for the six months ended June 30, 2013 and 2012, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization of the ENTEREG intangible asset and other intangible assets. Our gross margin for the six months ended June 30, 2013 and 2012, was 75% and 74%, respectively.

Research and Development Expense

Research and development expense for the six months ended June 30, 2013 and 2012, consisted of the following:

	Six Months Ended June 30,
	2013	2012	% Change
	(in millions)
External expenses	$114.4	$58.3	96%
Unallocated internal research and development expenses	74.4	60.1	24%
Milestone and upfront payments	40.6	—	N/A
Total research and development expenses	$229.4	$118.4	94%

The increase in research and development expenses for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, is due to: (i) an increase of $56.1 million in external expenses primarily related to Phase 3 clinical trial expenses for ceftolozane/tazobactam, bevenopran and surotomycin, as well as manufacturing process development expenses to support clinical trials for ceftolozane/tazobactam; (ii) an increase of $40.6 million in milestone and upfront payments primarily related to the acquisition of expanded rights to develop and commercialize ceftolozane/tazobactam from Astellas and the upfront fee to Hydra to amend our existing license and collaboration agreement; and (iii) an increase of $14.3 million in unallocated internal research and development expenses primarily due to additional headcount.

Contingent Consideration Expense

Contingent consideration expense for the six months ended June 30, 2013 and 2012, represents the change in the fair value of the contingent consideration liability due to the time value of money.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, is primarily due to an increase in employee-related expenses and an increase in consulting charges, including legal costs associated with our patent infringement litigation with Hospira.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Six Months Ended June 30,
	2013	2012	% Change
	(in millions)
Interest income	$1.4	$1.4	3%
Interest expense	(14.4)	(17.9)	(19)%
Other income (expense)	0.1	(3.3)	(103)%
Total other income (expense), net	$(12.9)	$(19.8)	(35)%

The decrease in total other income (expense), net for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, is primarily due to the repurchase of our 2.25% Notes in June 2012.

Provision for Income Taxes

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the provision for income taxes for the periods presented:

	Six Months Ended June 30,
	2013		2012
	Amount	Tax Rate	Amount	Tax Rate
	(in millions, except percentages)
Federal statutory tax rate applied to income before taxes	$8.7	35.0%	$35.6	35.0%
Differential arising from:
State	0.4	1.8%	1.8	1.8%
Non-deductible expenses	0.4	1.6%	0.7	0.7%
Domestic manufacturing deduction	(0.8)	(3.2)%	(2.9)	(2.9)%
Contingent consideration	0.4	1.7%	1.3	1.3%
2013 Federal research credit	(1.3)	(5.2)%	—	—%
2012 Federal research credit	(4.0)	(16.2)%	—	—%
Impact of reserve for uncertain tax positions	(0.4)	(1.6)%	(10.9)	(10.7)%
Other	0.3	0.7%	0.2	0.1%
Total	$3.7	14.6%	$25.8	25.3%

The effective tax rate of 14.6% for the six months ended June 30, 2013, differs from the effective tax rate for the six months ended June 30, 2012, primarily due to the tax benefit recorded during the six months ended June 30, 2013, related to the 2012 Federal research tax credit, which was extended retroactively back to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The effective tax rate, excluding discrete adjustments, was approximately 32% for the six months ended June 30, 2013. The effective tax rate of 25.3% for the six months ended June 30, 2012, included the impact of the resolution of uncertain state tax positions in the second quarter of 2012, which resulted in the recognition of an income tax benefit.

Liquidity and Capital Resources

A summary of our cash, cash equivalents, investments and certain financial obligations as of the periods presented below is as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Cash and cash equivalents	$205.4	$104.0
Short-term investments	685.1	872.2
Long-term investments	110.1	3.2
Total	$1,000.6	$979.4
Outstanding principal on convertible notes	$450.0	$450.0
Payable to Glaxo	19.5	19.5
Total	$469.5	$469.5

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

Borrowings and Other Liabilities

We have convertible debt outstanding as of June 30, 2013, related to our 2.50% convertible senior notes, or 2.50% Notes, due November 2017. In October 2010, we completed a registered public offering of $450.0 million aggregate principal amount of the 2.50% Notes. The 2.50% Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on each May 1st and November 1st. See Note G., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

In connection with the acquisition of Adolor, we assumed the obligation to pay Glaxo Group Limited, or Glaxo, six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. We recorded the fair value of the remaining annual payments at the date of acquisition based on a discount rate. As of June 30, 2013, we have paid $3.0 million of the aggregate amount owed to Glaxo.

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility with a group of lenders, including Royal Bank of Canada as administrative agent. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. The obligations under the credit facility are guaranteed by our existing and future domestic subsidiaries and are secured by substantially all of our assets and those of our subsidiary guarantors. The credit facility contains affirmative and negative covenants that we believe are customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The credit facility also requires us to maintain a maximum leverage ratio and a minimum interest coverage ratio. There were no borrowings outstanding under the credit facility as of June 30, 2013 or December 31, 2012.

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

Cash Flows

Our net cash flows for the periods presented below are as follows:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Net cash provided by operating activities	$29.8	$67.1
Net cash provided by (used in) investing activities	$43.5	$(65.6)
Net cash provided by (used in) financing activities	$28.1	$(64.5)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013, was $29.8 million, as compared to $67.1 million for the six months ended June 30, 2012. Net cash provided by operating activities for the six months ended June 30, 2013, included the impact of a $25.0 million payment to Astellas as consideration for expanded rights to develop and commercialize ceftolozane/tazobactam and a $15.0 million upfront payment to Hydra to amend our existing license and collaboration agreement, as well as an increase in research and development spending for our Phase 3 clinical trials, as compared to the six months ended June 30, 2012.

Net cash provided by operating activities for the six months ended June 30, 2012, included the impact of a $26.9 million premium paid to partially extinguish our 2.25% Notes and a milestone payment to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cIAI, of which $17.4 million was included within net cash provided by operating activities, as it related to the amount of the milestone payment in excess of its acquisition-date fair value.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013, was $43.5 million, as compared to net cash used in investing activities of $65.6 million for the six months ended June 30, 2012. Net cash provided by investing activities for the six months ended June 30, 2013, primarily consisted of $73.5 million of net proceeds from maturities of investments, partially offset by $10.0 million of purchases of property and equipment and a $20.0 million payment in exchange for the exclusive option to acquire Adynxx. See the “Commitments and Contingencies” section within this MD&A for additional information. Net cash used in investing activities for the six months ended June 30, 2012, primarily consisted of $53.5 million of net purchases of investments and $12.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013, was $28.1 million, as compared to net cash used in financing activities of $64.5 million for the six months ended June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2013 and 2012, included $19.4 million and $17.3 million, respectively, of cash received from employees’ exercise of stock options and purchases of common stock through our employee stock purchase plan. Net cash used in financing activities for the six months ended June 30, 2012, was impacted by the repurchase of $74.7 million of our 2.25% Notes in privately-negotiated transactions and a milestone payment to Calixa’s former stockholders as a result of first patient enrollment in Phase 3 clinical trials for cIAI, of which the acquisition-date fair value of $12.6 million was included within net cash used in financing activities.

Commitments and Contingencies

Legal Proceedings

See Note M., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements for additional information.

Business Agreements

Astellas License Amendment

In connection with our acquisition of Calixa, we acquired the rights to ceftolozane, which Calixa had licensed from Astellas. In March 2013, our license agreement with Astellas was amended to expand the territory in which we hold the rights to manufacture, market and sell any products that incorporate ceftolozane, including ceftolozane/tazobactam, to include the Asia-Pacific and Middle East territories that Astellas had retained under the original agreement. With this amendment, we now own all worldwide rights to ceftolozane/tazobactam, subject to ongoing milestone and royalty obligations to Astellas. As consideration for the rights, we made a one-time payment of $25.0 million to Astellas in March 2013, which was included within research and development expense in the condensed consolidated statement of comprehensive income for the six months ended June 30, 2013.

Adynxx Option Agreement

In February 2013, we entered into an option agreement with Adynxx. Under the agreement, we made a $20.0 million payment to Adynxx, which is non-refundable except in limited circumstances, and obtained an exclusive option to acquire 100% of the outstanding shares of Adynxx. The option is exercisable during any period prior to sixty days following our receipt of the data from a Phase 2 clinical trial for Adynxx’s lead product candidate, AYX1, subject to extension in certain limited circumstances. Adynxx is studying AYX1 as a potential treatment for the reduction of acute pain and prevention of persistent and chronic pain following surgery. If we exercise our option, we would make an additional payment of $40.0 million to acquire Adynxx, net of any cash acquired or liabilities assumed, and would be obligated to make certain additional payments to the stockholders of Adynxx that are contingent upon the achievement of certain development, regulatory and sales milestones. See Note B., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Trius Merger Agreement

On July 30, 2013, we entered into the Trius Merger Agreement, in which we agreed, subject to the satisfaction of the closing conditions set forth in the Trius Merger Agreement, to purchase all of the issued and outstanding shares of Trius for total consideration up to approximately $818 million on a fully-diluted basis. See Note N., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Optimer Merger Agreement

On July 30, 2013, we entered into the Optimer Merger Agreement, in which we agreed, subject to the satisfaction of the closing conditions set forth in the Optimer Merger Agreement, to purchase all of the issued and outstanding shares of Optimer for total consideration up to approximately $801 million on a fully-diluted basis. See Note N., “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Other Agreements

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

Calixa

If certain development, regulatory or commercial milestones are achieved with respect to ceftolozane/tazobactam, or other products that incorporate the novel anti-pseudomonal cephalosporin, ceftolozane, we have committed, under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, to make future milestone payments to the former stockholders of Calixa. In July 2013, we announced first patient enrollment in our open-label study of ceftolozane/tazobactam in patients with VABP, which triggered a $40.0 million milestone payment to the former stockholders of Calixa, which is due in August 2013. We may be required to make up to an additional $220.0 million of undiscounted payments, including the $40.0 million payment due in August 2013 to the former stockholders of Calixa.

In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of June 30, 2013 and December 31, 2012, the contingent consideration related to the Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total financial liabilities measured at fair value. See Note D., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Contractual Obligations

In June 2013, we entered into an amended and restated collaboration and license agreement with Hydra under which we made an upfront payment of $15.0 million to Hydra in connection with a restructuring of the financial terms of our original agreement. The financial term restructuring eliminated payments of $572.0 million that we would have been required to make upon the achievement of certain development and sales milestones in three separate indications. In addition, both parties agreed to pay low single-digit royalties to the other party for worldwide net sales of its respectively licensed products.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Form 10-K.

Interest Rate Sensitivity

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $3.3 million on our fixed-rate investments as of June 30, 2013. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

Equity Price Risk

The fair value of our 2.50% Notes is dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

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

As of June 30, 2013, the fair value of the 2.50% Notes was estimated by us to be $812.8 million. As of December 31, 2012, we estimated the fair value of the 2.50% Notes to be $699.8 million. We determined the estimated fair value of the 2.50% Notes by using quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our current ability to maintain and grow revenues depends primarily on the commercial success of CUBICIN in the U.S. CUBICIN’s continued acceptance by the medical community and the future market demand and medical need for CUBICIN are critical factors in CUBICIN’s continued success. Although we also generate revenues from our sales of ENTEREG and from our co-promotion agreement with Optimer for DIFICID in the U.S., such revenues have been and are expected to be much lower than our CUBICIN revenues. Therefore, if we are unable to continue to grow revenues from sales of CUBICIN, our future operating results and financial condition could be materially adversely affected.

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

The commercial success of CUBICIN outside the U.S. is largely dependent on our third-party partners and other factors outside of our control.

As of June 30, 2013, CUBICIN had been approved or received an import license in more than 70 countries outside of the U.S. and is commercially available in more than 50 countries, including countries in Europe, Asia (including Japan) and Latin America. We do not market and sell CUBICIN directly outside of the U.S., but rely on third parties to do so. Our partners may not be successful in launching or marketing CUBICIN in their markets. To date, European sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates in some European countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the commercialization strategy and mix of resources that our European partner, Novartis AG, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox®, marketed by Pfizer, Inc., or Pfizer; Synercid®, marketed by King Pharmaceuticals, Inc., which is now a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIV™, which is being marketed by Theravance, Inc.; and Teflaro®, which is being marketed by Forest Laboratories, Inc. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for approximately 70% of sales, based on days of therapy, in this market. In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN to be marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN if Hospira’s ANDA or NDA, or a third party’s filing to the FDA for approval to market a generic version of CUBICIN, is ultimately approved or a generic version of

CUBICIN otherwise comes to market. CUBICIN also may face competition in the future from several drug candidates currently in clinical development as treatments for complicated skin and skin structure infections.

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

We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, which we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials. We are now selling two products on our own and have three product candidates in Phase 3 clinical trials. We also have grown our employee base substantially, particularly within our research and development and commercial organizations. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates through clinical trials. Our ability to continue to successfully commercialize our existing products, achieve our research and development objectives, add and integrate new products and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to effectively manage these increased demands on our organization and expand our organization and infrastructure. To manage the increasing breadth and complexity of our activities, we will also need to continue making significant additional investments in personnel, infrastructure, information management systems and resources. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or product candidates could suffer, which could materially adversely affect our business.

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

We intend to continue to pursue acquisitions of other companies, and we may not be able to consummate such acquisitions, or realize the benefits of any such acquisitions or potential acquisitions.

In order for us to achieve our publicly-stated, long-term business objectives, we intend to continue to pursue acquisitions of other companies. For example, we recently announced agreements to acquire Trius and Optimer. We have limited experience in acquiring businesses. In addition, we may be unable to consummate proposed acquisitions due to failure to satisfy closing conditions, including obtaining required regulatory approvals, such as under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Acquisitions and the pursuit of acquisitions, such as our planned acquisitions of Trius and Optimer, involve a number of risks, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; assumption of undisclosed or uncertain liabilities; and uncertainty about the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have a material adverse effect on our business. Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on cost savings realized by combining the acquirer and target company. If we are unable to realize such cost savings, we may not be able to justify the price paid for such an acquisition. Also, in paying for acquisitions and/or funding the development and commercialization of drug products or candidates that we obtain through acquisitions, we may deplete our cash resources or need to raise additional funds through public or private debt or equity financings, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to raise such funds on favorable or desirable terms or at all, especially if the credit and financial markets are constrained at the time we require funding. There is also the risk that our valuation of an acquired product or business may turn out to be erroneous and thereby cause us to have overvalued an acquisition target, which could have a material adverse effect on our results of operations. As a result, we cannot assure you that, following any prior or future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The process of obtaining the necessary governmental approvals to market and sell drug products in the U.S. and in foreign countries is complex, time consuming, expensive and subject to a number of risks that could result in a failure to obtain approval for any product candidate.

We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. To date, we have not obtained government approval in the U.S. for any drug product other than CUBICIN and ENTEREG. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These requirements include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned and ongoing drug development and/or our sales and marketing efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. Differing regulatory approval requirements in different countries make it more difficult for us to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability of our clinical trials. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the Phase 3 clinical trials of many product candidates include health economics and outcomes research, or HEOR, endpoints or protocols, which may result in trials being prolonged so that the requisite HEOR data can be gathered and may result in unfavorable HEOR data, which could impact the product’s approval, reimbursement or success in the marketplace.

Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with such authority’s standards. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that additional trials be conducted, any of which may not be clinically feasible or financially practicable, or that a program be terminated. For example, although we have designed our Phase 3 bevenopran trials to monitor and evaluate any potential adverse cardiovascular events, we do not plan to run a separate trial to specifically evaluate cardiovascular risks. If the Phase 3 trial data shows an imbalance in adverse cardiovascular events, our clinical data may be inadequate to obtain approval in the U.S. and the FDA may ultimately require that we conduct a separate cardiovascular study.  Any requirement to conduct an additional trial for bevenopran would extend our clinical timelines or we might decide to terminate our development program. Clinical and other data are also often subject to varying interpretations, so even if we believe that the data from clinical trials that we conduct for a product candidate produced positive results, the FDA or other regulatory authorities may determine that the data we submit with any marketing approval application, including our planned NDA for ceftolozane/tazobactam, is not adequate for approval. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain the necessary regulatory approvals for additional product candidates. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a drug candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA’s or any foreign regulatory authority’s response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

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

We have entered into, and anticipate that we will continue to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies to develop and commercialize CUBICIN outside the U.S., a collaboration to co-promote DIFICID in the U.S., and collaborations with respect to certain of our pre-clinical programs. In order for existing and future collaborations to be successful, we need to be able to work effectively with our collaborators.

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

Although we held $1.0 billion of cash, cash equivalents and investments as of June 30, 2013, and we have a $150.0 million revolving credit facility, we may be required to seek additional funds in the future to execute on our long-term business strategy. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, develop our drug candidates, seek to acquire companies, products and product candidates, expand our research and development activities and manufacturing and other infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased or converted earlier, $450.0 million of aggregate principal amount of our 2.50% Notes currently outstanding will become due in November 2017. We may seek any additional needed funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, further dilution to existing stockholders could result. In addition, as a condition to providing additional funds to us, future investors or lenders may demand, and may be granted, rights superior to those of existing stockholders. If we issue additional debt securities in the future, our existing debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We cannot be certain, however, that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms, if at all, particularly if the credit and financial markets are constrained at the time we require funding. If we fail to obtain additional capital when we need it, we may not be able to execute our current long-term business plans successfully.

Changes in our effective income tax rate could adversely affect our results of operations.

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

The “sequestration” of the federal budget, which became effective on March 1, 2013, and provides for mandatory reductions in federal spending by as much as $1.1 trillion from 2013 through 2021, may have a significant adverse impact on our business. Sequestration spending reductions may adversely affect the FDA, potentially producing additional backlogs in the approval process that could adversely affect the timing of FDA review of our regulatory filings for our products and product candidates, including ceftolozane/tazobactam.  The sequestration of the Medicare program, which includes a 2% reduction in Medicare payments, could also have a potentially significant negative impact on our business. These reductions impact payments to hospitals, physicians, and Medicare managed care and prescription drug plans, under Medicare Parts A, B and D, and the Medicare Advantage program. The significant magnitude of the sequestration payment reductions places additional financial pressures on Medicare providers, including hospitals with high inpatient Medicare volume, which could force these providers to take new measures to address the shortfall in previously-expected reimbursements. It is possible that these measures could result in heightened scrutiny and/or reduced purchasing of branded pharmaceuticals, such as CUBICIN, ENTEREG, and any future drug product we may market.

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

In the U.S., the Medicare program and certain government pricing programs, including the Medicaid rebate program, the 340B/ PHS, drug pricing program, the Veterans Health Care Act of 1992 pricing program, and similar programs in foreign jurisdictions, impact the revenues that we derive from CUBICIN and ENTEREG.  Any future legislation or regulatory actions altering these programs or imposing new ones could have a significant adverse effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures may, among other things, negatively impact the level of reimbursement for pharmaceutical products, require higher levels of cost-sharing by beneficiaries, change the discounts required to be provided by pharmaceutical manufacturers to government payors and/or providers, extend government discounts to additional government programs and/or providers or reduce the level of reimbursement for health care services and other non-drug items. Any such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

Also, the trend toward managed health care in the U.S. and other countries, as well as the implementation of U.S. health care reform legislation enacted in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education reconciliation Act of 2010, and the concurrent growth of organizations such as managed care organizations, accountable care organizations and integrated delivery networks, may result in increased pricing pressures for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us. In the U.S., individual states’ responses to ongoing financial pressures could also result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including CUBICIN, ENTEREG or any future drug product we may market. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Drug candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our drug candidates will demonstrate the safety, efficacy and benefit-to-risk profile necessary to obtain marketing approvals. In addition, drug candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials, which are required for marketing approval. The FDA and other countries’ authorities will allow us to begin clinical trials under an investigational new drug application, or IND, or similar document in other countries only if we demonstrate in our submission that the potential drug candidate will not expose humans to unreasonable risks and that the compound has pharmacological activity that justifies clinical development. It takes significant time and expense to generate the requisite data to support an IND or similar document. In many cases, companies spend the time and resources only to discover that the data are not sufficient to support an IND or similar document and therefore are unable to enter human clinical trials. In the past, we have had pre-clinical drug candidates for which we were not able to generate adequate data to proceed with clinical trials, and this likely will happen again in the future.

Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory and marketing approvals, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Human clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies. There may be delays in preparing protocols or receiving approval for them that may delay the start or completion of the clinical trials. In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. There are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

•                  the difficulties and complexity of testing our drug candidates in clinical trials with pediatric patients as research subjects, particularly with respect to CUBICIN, for which we are pursuing a U.S. regulatory filing to gain an additional six months of exclusivity based on safety and efficacy in pediatric patients;

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

•                  any inability to reach agreement or lengthy discussions with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute, such as in the case of CUBICIN with respect to U.S. pediatric clinical trials; and

•                  changes in laws, regulations, regulatory policy or clinical practices, especially if they occur during ongoing clinical trials or shortly after completion of such trials.

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

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the Department of Veterans Affairs, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges or underpayments under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.

We currently have very limited operations outside of the U.S. and employ only one senior executive outside the U.S., who is located in Zurich, Switzerland. However, we have manufacturing, collaboration, clinical trial and other relationships outside the U.S., and CUBICIN is marketed internationally through collaborations. Also, in order to meet our long-term goals, we will need to grow our international operations significantly over the next several years. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

On August 1, 2013, Cubist entered into new retention letters with Michael Bonney, our Chief Executive Officer, Michael Tomsicek, our Chief Financial Officer, Robert Perez, our President and Chief Operating Officer, Steven Gilman, Ph.D., our Executive Vice President, Research and Development and Chief Scientific Officer, and Patrick Vink, M.D., our Senior Vice President and General Manager of International Business. These retention letters replace the existing retention letters of each executive officer, three of which (Mr. Bonney’s, Mr. Perez’s, and Dr. Gilman’s) were due to expire in October 2013.  The new retention letters have substantially similar terms to the current retention letters, summaries of which are contained in the section entitled “Termination of Employment and Change-in-Control Agreements” in our definitive proxy statement on Form DEF-14A filed with the Securities and Exchange Commission on April 26, 2013, and such summaries are incorporated by reference herein and qualified in their entirety by reference to the form of the applicable retention letter filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.       EXHIBITS

3.1	Restated Certificate of Incorporation of Cubist, as amended

3.2	Amended and Restated By-Laws of Cubist

10.1*	Form of Retention Letter between Cubist and its Chief Executive Officer

10.2*	Form of Retention Letter between Cubist and its U.S. Executive Officers other than its Chief Executive Officer

10.3*	Form of Retention Letter between Cubist and its Senior Vice President and General Manager of International Business

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

August 6, 2013
By:
/s/ Michael J. Tomsicek
Michael J. Tomsicek
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)