Form 10-Q
period 2013-09-30
CUBIST PHARMACEUTICALS INC
filed 2013-11-12
CIK 912183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 30, 2013: 74,060,500.

Cubist Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$538,504	$104,041
Short-term investments	382,681	872,188
Accounts receivable, net	106,451	93,467
Inventory	55,079	41,947
Deferred tax assets, net	38,383	14,190
Prepaid expenses and other current assets	82,016	31,217
Total current assets	1,203,114	1,157,050
Property and equipment, net	170,122	166,465
In-process research and development	931,700	272,700
Goodwill	273,572	114,130
Other intangible assets, net	137,411	152,830
Long-term investments	76,640	3,167
Other assets	73,673	66,043
Total assets	$2,866,232	$1,932,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,061	$45,603
Accrued liabilities	160,644	163,633
Short-term deferred revenue	7,417	6,784
Short-term contingent consideration	—	38,998
Other current liabilities	3,500	3,500
Total current liabilities	207,622	258,518
Long-term deferred revenue	31,952	34,091
Long-term deferred tax liabilities, net	252,398	103,081
Long-term contingent consideration	161,372	150,215
Long-term debt, net	809,539	367,811
Other long-term liabilities	27,766	27,921
Total liabilities	1,490,649	941,637
Commitments and contingencies (Notes E, J, L and N)
Stockholders’ equity:
Preferred stock, non-cumulative; convertible, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 150,000,000 shares; 74,011,707 and 64,713,695 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	74	65
Additional paid-in capital	1,338,259	940,969
Accumulated other comprehensive income (loss)	42	(59)
Retained earnings	37,208	49,773
Total stockholders’ equity	1,375,583	990,748
Total liabilities and stockholders’ equity	$2,866,232	$1,932,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
U.S. product revenues, net	$243,596	$218,354	$696,347	$622,389
International product revenues	12,987	11,959	40,349	35,976
Service revenues	3,755	7,215	11,044	19,544
Other revenues	5,655	653	6,961	2,531
Total revenues, net	265,993	238,181	754,701	680,440

Costs and expenses:
Cost of product revenues	60,989	55,740	179,705	168,583
Research and development	123,423	70,197	352,822	188,575
Contingent consideration	2,641	1,473	7,280	6,996
Selling, general and administrative	74,884	40,420	172,974	124,455
Total costs and expenses	261,937	167,830	712,781	488,609

Operating income	4,056	70,351	41,920	191,831

Other income (expense):
Interest income	624	817	2,084	2,233
Interest expense	(8,924)	(7,629)	(23,358)	(25,538)
Other expense	(34,871)	(3,359)	(34,777)	(6,652)
Total other income (expense), net	(43,171)	(10,171)	(56,051)	(29,957)
(Loss) income before income taxes	(39,115)	60,180	(14,131)	161,874
(Benefit) provision for income taxes	(5,220)	19,859	(1,566)	45,636
Net (loss) income	$(33,895)	$40,321	$(12,565)	$116,238

Basic net (loss) income per common share	$(0.50)	$0.63	$(0.19)	$1.83
Diluted net (loss) income per common share	$(0.50)	$0.55	$(0.19)	$1.59

Shares used in calculating:
Basic net (loss) income per common share	67,841,665	64,048,673	66,122,521	63,521,491
Diluted net (loss) income per common share	67,841,665	82,856,912	66,122,521	81,251,074

Total comprehensive (loss) income	$(33,351)	$40,570	$(12,464)	$116,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(12,565)	$116,238
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on extinguishment of convertible debt, including write-off of debt issuance costs	12,592	3,542
Depreciation and amortization	25,866	24,900
Amortization and accretion of investments	8,680	6,584
Amortization of debt discount and debt issuance costs, excluding write-off of debt issuance costs	13,382	14,740
Deferred income taxes	(23,068)	(14,012)
Stock-based compensation	24,104	19,244
Contingent consideration	7,280	6,996
Payment of contingent consideration	(24,254)	(17,408)
Premium paid for convertible subordinated debt repurchase	—	(26,945)
Loss on disposal of property and equipment	—	3,248
Other non-cash	(7,198)	7,806
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,984)	(6,561)
Inventory	(13,370)	(5,679)
Prepaid expenses and other current assets	1,871	384
Other assets	(219)	5,754
Accounts payable and accrued liabilities	(29,669)	(28,059)
Deferred revenue and other liabilities	1,171	2,942
Total adjustments	(15,816)	(2,524)
Net cash (used in) provided by operating activities	(28,381)	113,714
Cash flows from investing activities:
Acquisition of business, net of acquired cash	(671,729)	—
Purchase of non-voting preferred stock	(25,000)	—
Purchases of property and equipment	(11,691)	(14,279)
Purchases of investments	(736,469)	(1,170,611)
Proceeds from maturities of investments	1,183,443	978,161
Payment for purchase option	(20,000)	—
Net cash used in investing activities	(281,446)	(206,729)
Cash flows from financing activities:
Payment of contingent consideration	(15,746)	(12,592)
Issuance of common stock, net	29,621	28,825
Excess tax benefit on stock-based awards	12,861	9,085
Extinguishment of convertible debt	—	(74,704)
Proceeds from issuance of convertible debt	800,000	—
Payment of debt issuance costs	(24,731)	—
Proceeds from issuance of warrants	121,675	—
Purchase of convertible bond hedge	(179,390)	—
Net cash provided by (used in) financing activities	744,290	(49,386)
Net increase (decrease) in cash and cash equivalents	434,463	(142,401)
Cash and cash equivalents at beginning of period	104,041	197,618
Cash and cash equivalents at end of period	$538,504	$55,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUBIST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	64,713,695	$65	$940,969	$(59)	$49,773	$990,748
Comprehensive loss	—	—	—	101	(12,565)	(12,464)
Sale of warrants	—	—	121,675	—	—	121,675
Purchase of convertible bond hedge, net of tax	—	—	(113,379)	—	—	(113,379)
Equity component of convertible debt extinguishment, net of tax	—	—	(277,491)	—	—	(277,491)
Issuance of common stock upon conversion of convertible debt	7,580,923	8	483,211	—	—	483,219
Equity component of convertible debt issuance, net of tax and issuance costs	—	—	113,053	—	—	113,053
Exercise of stock options and vesting of restricted stock units	1,581,809	1	27,403	—	—	27,404
Shares issued in connection with employee stock purchase plan and 401(k) plan	135,280	—	5,767	—	—	5,767
Tax benefit on stock-based awards	—	—	12,861	—	—	12,861
Stock-based compensation	—	—	24,190	—	—	24,190
Balance at September 30, 2013	74,011,707	$74	$1,338,259	$42	$37,208	$1,375,583

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company’s acquisition of Trius Therapeutics, Inc., or Trius, on September 11, 2013, were recorded at their fair values as of the date of acquisition. The operating results of Trius have been consolidated with those of Cubist from the date of acquisition. See Note C., “Business Combinations and Acquisitions,” for additional information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. The accompanying condensed consolidated financial statements do not contemplate the impact of the Company’s acquisition of Optimer Pharmaceuticals, Inc., or Optimer, which was completed on October 24, 2013. See Note O., “Subsequent Events,” for additional information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The most significant assumptions are employed in estimates used in determining values of: inventory; investments; acquisition-date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill, in-process research and development, or IPR&D, and other intangible assets; accrued clinical research costs; contingent consideration; income taxes; accounting for stock-based compensation; product rebate, chargeback and return accruals; as well as in estimates used in accounting for contingencies and revenue recognition. Actual results could differ from these estimates.

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

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between Level 1 and Level 2 or between Level 2 and Level 3. During the three and nine months ended September 30, 2013, there were no transfers between Level 1, Level 2 and Level 3.

The carrying amounts of Cubist’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts. Short-term and long-term investments primarily consist of available-for-sale securities as of September 30, 2013 and December 31, 2012, and are carried at fair value.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are held with several major financial institutions. The Company’s investments are restricted, in accordance with its investment policy, to a concentration limit per institution.

Cubist’s accounts receivable as of September 30, 2013 and December 31, 2012, primarily represent amounts due to the Company from wholesalers, including AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation. Cubist performs ongoing credit evaluations of its key wholesalers, distributors and other customers and generally does not require collateral. For the three and nine months ended September 30, 2013 and 2012, Cubist did not have any significant write-offs of accounts receivable, and its days sales outstanding has not significantly changed since December 31, 2012.

	Percentage of Total Accounts Receivable Balance as of
	September 30, 2013	December 31, 2012
AmerisourceBergen Drug Corporation	20%	22%
Cardinal Health, Inc.	17%	18%
McKesson Corporation	20%	20%

	Percentage of Total Net Revenues for the Three Months Ended September 30,		Percentage of Total Net Revenues for the Nine Months Ended September 30,
	2013	2012	2013	2012
AmerisourceBergen Drug Corporation	18%	20%	19%	20%
Cardinal Health, Inc.	17%	18%	17%	19%
McKesson Corporation	18%	18%	18%	18%

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

IPR&D is tested for impairment on an annual basis, or more frequently if impairment indicators are present. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the fair value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company’s product candidates, Cubist could incur significant charges in the period in which the impairment occurs. The valuation techniques utilized in performing impairment tests incorporate significant assumptions and judgments to estimate the fair value. The use of different valuation techniques or different assumptions could result in materially different fair value estimates.

Revenue Recognition

The Company’s principal sources of revenue during the reporting period were: (i) sales of CUBICIN® (daptomycin for injection) and ENTEREG® (alvimopan) in the United States, or U.S.; (ii) revenues derived from sales of CUBICIN by Cubist’s international distribution partners; (iii) license fees and milestone payments that are derived from collaboration, license and commercialization agreements with other biopharmaceutical companies; and (iv) service revenues derived from Cubist’s co-

promotion agreement with Optimer for the promotion and support of DIFICID® (fidaxomicin) in the U.S., which was terminated on October 24, 2013, as a result of the completion of Cubist’s acquisition of Optimer. See Note O., “Subsequent Events,” for additional information. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectibility of the resulting receivable is reasonably assured.

U.S. Product Revenues, net

All revenues from product sales are recorded net of applicable provisions for returns, chargebacks, Medicaid program rebates, Medicare coverage gap discount program rebates, wholesaler management fees, volume-based rebates and discounts in the same period the related sales are recorded.

Gross U.S. product revenues were offset by provisions for the three and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Gross U.S. product revenues	$277,999	$250,881	$796,217	$716,906
Provisions offsetting U.S. product revenues:
Contractual adjustments	(13,249)	(13,535)	(43,281)	(40,516)
Governmental rebates	(21,154)	(18,992)	(56,589)	(54,001)
Total provisions offsetting product revenues	(34,403)	(32,527)	(99,870)	(94,517)
U.S. product revenues, net	$243,596	$218,354	$696,347	$622,389

Certain product sales qualify for rebates or discounts from standard list pricing due to government-sponsored programs or other contractual agreements. Contractual adjustments in the table above include provisions for returns, volume-based rebates, and pricing and early payment discounts extended to the Company’s external customers, as well as wholesaler distribution fees. Governmental rebates in the table above represent estimated amounts for Medicaid program rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service and Federal Supply Schedule drug pricing programs. Estimates and assumptions for reserves are analyzed quarterly. The Company reversed approximately $6.0 million and $14.1 million of revenue reserves, primarily consisting of Medicaid program rebates as a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by managed care organizations during the three and nine months ended September 30, 2013, respectively.

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per common share has been computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted net (loss) income per share has been computed by dividing diluted net (loss) income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to  income from continuing operations, diluted net income per share has been computed assuming the conversion of convertible obligations and the elimination of the interest expense related to the Company’s 2.25% convertible subordinated notes due June 2013, or 2013 Notes, 2.50% convertible senior notes due 2017, or 2017 Notes, 1.125% convertible senior notes due 2018, or 2018 Notes, 1.875% convertible senior notes due 2020, or 2020 Notes, the exercise of stock options, the exercise of warrants issued in connection with the convertible bond hedge transactions discussed below, and the vesting of restricted stock units, or RSUs, as well as their related income tax effects. In 2012, Cubist retired the remainder of its 2013 Notes.

In September 2013, in connection with the issuance of the 2018 Notes and 2020 Notes, the Company entered into convertible bond hedge transactions, or convertible bond hedges. The convertible bond hedges are not considered for purposes of calculating the number of diluted shares outstanding, as their effect would be antidilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments Cubist is required to make upon conversion of the 2018 Notes and 2020 Notes. See Note J., “Debt,” and Note K., “Employee Stock Benefit Plans,” for additional information.

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Net (loss) income, basic	$(33,895)	$40,321	$(12,565)	$116,238
Effect of dilutive securities:
Interest on 2017 Notes, net of tax	—	1,853	—	5,469
Debt issuance costs related to 2017 Notes, net of tax	—	245	—	723
Debt discount amortization related to 2017 Notes, net of tax	—	2,296	—	6,659
Interest on 2013 Notes, net of tax	—	128	—	—
Debt issuance costs related to 2013 Notes, net of tax	—	17	—	—
Debt discount amortization related to 2013 Notes, net of tax	—	316	—	—
Net (loss) income, diluted	$(33,895)	$45,176	$(12,565)	$129,089

Shares used in calculating basic net (loss) income per common share	67,841,665	64,048,673	66,122,521	63,521,491
Effect of dilutive securities:
Options to purchase shares of common stock and RSUs	—	2,262,445	—	2,305,428
2017 Notes convertible into shares of common stock	—	15,424,155	—	15,424,155
2013 Notes convertible into shares of common stock	—	1,121,639	—	—
Shares used in calculating diluted net (loss) income per common share	67,841,665	82,856,912	66,122,521	81,251,074

Net (loss) income per share, basic	$(0.50)	$0.63	$(0.19)	$1.83
Net (loss) income per share, diluted	$(0.50)	$0.55	$(0.19)	$1.59

Potential common shares excluded from the calculation of diluted net (loss) income per share, as their inclusion would have been antidilutive, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase shares of common stock and RSUs	8,739,777	2,059,361	8,739,777	2,535,235
Warrants	9,705,442	—	9,705,442	—
2020 Notes convertible into shares of common stock	5,459,311	—	5,459,311	—
2018 Notes convertible into shares of common stock	4,246,131	—	4,246,131	—
2017 Notes convertible into shares of common stock	7,842,943	—	7,842,943	—
2013 Notes convertible into shares of common stock	—	—	—	2,521,856

Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for reporting accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this guidance on January 1, 2013. The Company did not recognize any realized gains or losses from sales of its available-for-sale securities and did not reclassify any amounts out of accumulated other comprehensive income during the three and nine months ended September 30, 2013.

Subsequent Events

Cubist considers events or transactions that have occurred after the balance sheet date of September 30, 2013, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. On October 24, 2013, Cubist completed the acquisition of Optimer. See Note O., “Subsequent Events,” for additional information.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

B.    BUSINESS AGREEMENTS

Licensing and Collaboration Agreements

Dong-A ST Co., Ltd.

In connection with the Company’s acquisition of Trius in September 2013, Cubist acquired the rights to tedizolid phosphate. See Note C., “Business Combinations and Acquisitions,” for additional information. Trius licensed tedizolid phosphate from Dong-A ST Co., Ltd., or Dong-A, under a January 2007 license agreement. As a result of acquiring Trius, Cubist assumed obligations under the license agreement to pay Dong-A remaining milestone payments of up to $11.5 million if certain development and regulatory approval milestones are achieved. In addition, Cubist is obligated to pay Dong-A tiered single-digit royalties on worldwide net sales of tedizolid phosphate on a country-by-country basis, excluding North and South Korea, until the later of: (i) 12 years after the date of the first commercial sale of tedizolid phosphate in such country; and (ii) the expiration of the last patent covering tedizolid phosphate in such country. The license agreement terminates upon the expiration of all of the royalty obligations under the agreement. Cubist may terminate the license agreement if Cubist decides to discontinue development or commercialization of licensed products and Dong-A may terminate the license agreement if Cubist fails to meet certain specified development and commercialization obligations within specified time periods.

Hydra Biosciences, Inc.

In October 2009, Cubist entered into a collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, under which the Company provided funding for the research and development of potential therapeutics for the management of pain. In June 2013, the Company entered into an agreement to amend and restate the original collaboration and license agreement with Hydra. Pursuant to the terms of the restated agreement, each party granted to the other an exclusive license to research, develop, manufacture and commercialize certain Transient Receptor Potential Ankyrin repeat 1, or TRPA1, inhibitor compounds. Cubist paid Hydra an upfront, non-refundable payment of $15.0 million as consideration for the arrangement, which was recorded within research and development expense in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013, as it was not accounted for as a business combination and the asset has no alternative future use. All potential future milestone payments under the original agreement were eliminated, and each party agreed to pay low single-digit royalties to the other party for worldwide net sales of its respectively licensed products. The agreement expires upon the later of: (i) the expiration of the last licensed patent claim covering a licensed TRPA1 inhibitor product in any country; or (ii) the last tenth anniversary of the date of the first commercial sale of any licensed TRPA1 inhibitor product in any country, following the cessation of all research, development, manufacturing and commercialization of licensed products by or on behalf of Cubist and Hydra and their respective affiliates.

Astellas Pharma Inc.

In connection with the Company’s acquisition of Calixa Therapeutics Inc., or Calixa, in December 2009, Cubist acquired the rights to ceftolozane (formerly known as CXA-101), which Calixa had licensed from Astellas Pharma Inc., or Astellas. In March 2013, the license agreement with Astellas was amended to expand the territory in which Cubist holds the rights to manufacture, market and sell any eventual products that incorporate ceftolozane, including ceftolozane/tazobactam (formerly known as CXA-201), to include the Asia-Pacific and Middle East territories that Astellas had retained under the original agreement. Effective as of this amendment, Cubist owns worldwide rights to ceftolozane/tazobactam, subject to ongoing milestone and royalty obligations to Astellas. As consideration for these expanded rights, Cubist made a one-time payment of $25.0 million to Astellas in March 2013, which was recorded within research and development expense in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013, as the acquisition of these rights was not accounted for as a business combination and the asset has no alternative future use.

Bayer Pharma AG

In connection with the Company’s acquisition of Trius in September 2013, Cubist acquired a 2011 collaboration and license agreement between Trius and Bayer Pharma AG, or Bayer. See Note C., “Business Combinations and Acquisitions,” for additional information. Under the terms of the agreement, Bayer was granted exclusive rights to develop and commercialize tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea, or the Bayer Licensed Territory. Trius retained full development and commercialization rights outside the Bayer Licensed Territory, including the U.S., Canada and the European Union, but excluding North and South Korea where Dong-A retained its rights. In exchange for development and commercialization rights in the Bayer Licensed Territory, Bayer made an upfront, non-refundable payment of $25.0 million to Trius, prior to Cubist’s acquisition of Trius, and agreed to support approximately 25% of the future development costs of tedizolid phosphate required for global approval for treatment of acute bacterial skin and skin structure infections, or ABSSSI, and pneumonia, subject to certain adjustments and limitations. In addition, Bayer agreed to support 100% of the future development costs required for local approval in the Bayer Licensed Territory. Cubist is also eligible to receive up to $69.1 million under the agreement upon the achievement of certain development, regulatory, and commercial milestones and will receive double-digit royalties on net sales of tedizolid phosphate in the Bayer Licensed Territory.

Commercialization and Distribution Agreements

Optimer Co-Promotion Agreement

On July 30, 2013, in connection with the Optimer merger agreement, Cubist entered into an amendment to its existing co-promotion agreement with Optimer which was due to expire on July 31, 2013. The amendment extended the term of the existing co-promotion agreement in substantially its current form through the earlier of July 31, 2014, or the completion of the merger, subject to early termination by either party of the Optimer merger agreement. The co-promotion agreement was terminated upon Cubist’s completion of the acquisition of Optimer on October 24, 2013. See Note O., “Subsequent Events,” for additional information.

C.   BUSINESS COMBINATIONS AND ACQUISITIONS

On September 11, 2013, Cubist completed its acquisition of Trius, a publicly-held biopharmaceutical company focused on the discovery and development of innovative antibiotics for serious infections. The transaction provides Cubist with an existing late-stage antibiotic candidate, tedizolid phosphate, which is in development for the potential treatment of certain Gram-positive infections.

Under the terms of the merger agreement, Cubist purchased 100% of the issued and outstanding shares of Trius common stock for: (i) $13.50 per share in cash plus (ii) one non-transferable contingent value right, or CVR, per share, which entitles the holder to receive an additional cash payment of up to $2.00 per CVR for a total maximum undiscounted CVR payout of $108.4 million. The CVRs may not be sold, assigned, transferred, pledged, encumbered or disposed of, subject to limited exceptions. Contingent consideration is recorded as a liability and measured at fair value and is based on significant unobservable inputs. See Note E., “Fair Value Measurements,” for additional information.

The acquisition-date fair value of the consideration transferred is as follows:

Total Acquisition- Date Fair Value
(in thousands)
Cash transferred, including transaction costs	$694,426
Contingent consideration (CVRs)	4,603
Total consideration transferred	$699,029

Cubist paid $13.7 million in transaction costs on behalf of Trius, which are included as cash transferred in total consideration transferred in the table above. The acquisition-date fair value of total consideration transferred above excludes approximately $24.0 million of cash payments made to settle nonvested equity awards of Trius pursuant to the merger agreement, which was recognized as stock-based compensation expense in the postcombination period ended September 30,

2013. The total $24.0 million charge was comprised of $12.4 million of research and development expense and $11.6 million of selling, general and administrative expense.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

September 11, 2013
(in thousands)
Cash	$22,697
Investments	39,513
IPR&D	659,000
Deferred tax assets	92,567
Goodwill	159,442
Other assets acquired	5,522
Total assets acquired	978,741
Deferred tax liabilities	(249,353)
Other liabilities assumed	(30,359)
Total liabilities assumed	(279,712)
Total net assets acquired	$699,029

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from September 11, 2013, the acquisition date.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

The deferred tax assets of $92.6 million are primarily related to federal NOL carryforwards, capitalized research and development costs and federal research tax credits. See Note L., “Income Taxes,” for additional information. The deferred tax liability of $249.4 million primarily relates to the temporary differences associated with acquired IPR&D, which is not deductible for tax purposes.

The fair value of the acquired IPR&D asset relates to tedizolid phosphate, a novel antibiotic drug candidate, currently in Phase 3 development for the treatment of serious Gram-positive bacterial infections, including those caused by methicillin-resistant staphylococcus aureus, or MRSA. The fair value was determined using an income approach, including a discount rate of 9.5%, applied to the probability-adjusted after-tax cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value.

The operating results of Trius for the period from September 12, 2013 to September 30, 2013, including an operating loss of $4.8 million, have been included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013. The Company incurred a total of $10.2 million in transaction costs in connection with the acquisition, excluding costs paid on behalf of Trius. These transaction costs were included in selling, general and administrative expenses within the condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2013.

The following supplemental unaudited pro forma information presents Cubist’s financial results as if the acquisition of Trius had occurred on January 1, 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Total revenues, net	$754,701	$689,440
Net (loss) income	(27,912)	52,214

The above unaudited pro forma information was determined based on the historical GAAP results of Cubist and Trius. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2012. The unaudited pro forma consolidated net (loss) income includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(i) elimination of $24.9 million of transaction costs for both Cubist and Trius from the nine months ended September 30, 2013, and inclusion of these transaction costs in the nine months ended September 30, 2012;

(ii) elimination of $24.0 million of stock-based compensation expense related to the acceleration of vesting of previously unvested Trius awards in connection with the acquisition from the nine months ended September 30, 2013, and inclusion of this charge in the nine months ended September 30, 2012;

(iii) elimination of $2.1 million of expense related to severance and retention agreements from the nine months ended September 30, 2013, and inclusion of the severance and retention agreements in the nine months ended September 30, 2012;

(iv) tax effect of the unaudited pro forma consolidated net income and adjustments for the nine months ended September 30, 2013 and 2012; and

(v) reclassification of certain Trius revenues related to research and development expense reimbursement to research and development expense for the nine months ended September 30, 2013 and 2012, in accordance with Cubist accounting policy.

D.   INVESTMENTS

Marketable Securities

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term and long-term investments on the condensed consolidated balance sheets:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Balance as of September 30, 2013
Bank deposits	$20,000	$—	$—	$20,000
U.S. Treasury securities	75,021	18	—	75,039
Corporate and municipal notes	352,099	86	(55)	352,130
Total	$447,120	$104	$(55)	$447,169

Balance as of December 31, 2012
Bank deposits	$61,000	$—	$—	$61,000
U.S. Treasury securities	114,041	4	(3)	114,042
Corporate and municipal notes	640,234	158	(215)	640,177
Total	$815,275	$162	$(218)	$815,219

The following table contains information regarding the range of contractual maturities of the Company’s marketable securities:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$370,450	$370,530	$812,104	$812,052
1-2 years	76,670	76,639	3,171	3,167
Total	$447,120	$447,169	$815,275	$815,219

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. In addition, certificates of deposit of $12.2 million and $60.1 million as of September 30, 2013 and December 31, 2012, respectively, were included within short-term investments in the condensed consolidated balance sheets but are excluded from the tables above as they were not deemed to be securities.

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

The Company has concluded that Adynxx is a variable interest entity, or VIE, in which Cubist is not the primary beneficiary. Cubist does not have power, through its variable interest, to direct the activities that most significantly impact the economic performance of Adynxx. Specifically, Cubist does not have any voting rights or other decision-making authority over Adynxx’s operational or financial activities, and it does not participate on any joint steering or oversight committees of Adynxx. Accordingly, the Company did not consolidate Adynxx as of September 30, 2013. Cubist accounted for the $20.0 million payment, which represents the maximum exposure to any potential losses associated with this VIE, at cost, subject to impairment testing. The $20.0 million was included in prepaid expenses and other current assets within the condensed consolidated balance sheet as of September 30, 2013.

Optimer Preferred Stock

In connection with the merger agreement between Cubist and Optimer, Cubist agreed to provide Optimer with $25.0 million per quarter, up to $75.0 million in aggregate funding, to fund Optimer’s operations in the ordinary course of business through the completion of the merger in exchange for non-voting senior preferred stock of Optimer. Accordingly, on September 16, 2013, Cubist and Optimer entered into a Series A Convertible Preferred Stock Purchase Agreement, pursuant to which Optimer issued to Cubist a total of $25.0 million of non-voting senior preferred stock. On October 24, 2013, Cubist completed its acquisition of Optimer. See Note O., “Subsequent Events,” for additional information. The non-voting senior preferred stock owned by Cubist at the completion of the merger was extinguished for no consideration and will be treated as consideration transferred at its fair value under the acquisition method of accounting for business combinations. As of September 30, 2013, the non-voting senior preferred stock was accounted for as a cost method investment and was included in prepaid expenses and other current assets within the condensed consolidated balance sheet.

E.    FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013:

	September 30, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents: (1)
Money market funds	$146,595	$—	$—	$146,595
U.S. Treasury securities	59,999	—	—	59,999
Corporate and municipal notes	—	170,217	—	170,217
Short-term and long-term investments: (2)
Bank deposits	—	20,000	—	20,000
U.S. Treasury securities	75,039	—	—	75,039
Corporate and municipal notes	—	352,130	—	352,130
Total assets	$281,633	$542,347	$—	$823,980
Liabilities
Contingent consideration	$—	$—	$161,372	$161,372
Total liabilities	$—	$—	$161,372	$161,372

(1)   Excludes $161.7 million of cash as of September 30, 2013.

(2)   Excludes certificates of deposit of $12.2 million recorded at cost as of September 30, 2013.

Marketable Securities

The Company classifies its money market funds and U.S. Treasury securities as a Level 1 input under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its bank deposits and corporate and municipal notes as a Level 2 input under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

Contingent Consideration

In connection with the acquisitions of Trius, Adolor Corporation, or Adolor, and Calixa, Cubist recorded contingent consideration pertaining to the amounts potentially payable to the former stockholders of each company. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive income.

Contingent consideration may change significantly as development progresses and additional data is obtained, affecting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

The following table provides quantitative information associated with the fair value measurement of the Company’s contingent consideration Level 3 inputs:

	Contingent Consideration
	Trius	Adolor	Calixa
Fair value as of September 30, 2013 (in thousands)	$4,879	$80,401	$76,092
Valuation technique	Probability-adjusted discounted cash flow	Probability-adjusted discounted cash flow	Probability-adjusted discounted cash flow
Unobservable input
Probabilities of success - range (weighted average)	4% - 7% (6%)	29% - 54% (43%)	29% - 63% (48%)
Periods in which milestones are expected to be achieved	2016	2016 - 2020	2014 - 2018
Discount rate	8.0%	5.3% / 16%	5.3%

The significant unobservable inputs used in the fair value measurement of Cubist’s contingent consideration are the probabilities of successful achievement of development, regulatory and sales milestones, the period in which these milestones are expected to be achieved and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the discount rate and/or the period in which the milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

Trius

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Trius, upon the achievement of certain sales milestones of tedizolid phosphate and other specified products was estimated to be $4.9 million as of September 30, 2013. The undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Trius under the merger agreement ranges from zero to $108.4 million. Tedizolid phosphate is in development for the treatment of serious Gram-positive bacterial infections, including those caused by MRSA.

Adolor

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Adolor upon the achievement of certain regulatory milestones, sales milestones or a combination of both, with respect to bevenopran (formerly known as CB-5945), was estimated to be $80.4 million and $77.0 million as of September 30, 2013 and December 31, 2012, respectively. The change in the fair value of the contingent consideration liability during the three and nine months ended September 30, 2013, is due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Adolor under the merger agreement ranges from zero to $233.8 million. Bevenopran is in development for the potential treatment of opioid-induced constipation in patients with chronic, non-cancer pain.

Calixa

The fair value of contingent consideration relating to amounts payable by the Company to the former stockholders of Calixa, upon the achievement of certain development, regulatory and sales milestones with respect to ceftolozane/tazobactam was estimated to be $76.1 million and $112.2 million as of September 30, 2013 and December 31, 2012, respectively. The change in fair value for the three and nine months ended September 30, 2013, is primarily due to the $40.0 million milestone payment made in August 2013 as a result of first patient enrollment in the Company’s ceftolozane/tazobactam open-label study in patients with ventilator-associated bacterial pneumonia, or VABP and the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Calixa under the merger agreement is $180.0 million. Ceftolozane/tazobactam is being developed as a potential treatment for complicated urinary tract infections, or cUTI, complicated intra-abdominal infections, or cIAI, hospital-acquired bacterial pneumonia, or HABP, and VABP.

Changes in the fair value of contingent consideration based upon unobservable inputs that are Level 3 measurements, were as follows:

Contingent Consideration
(in thousands)
Beginning balance as of December 31, 2012	$189,213
Contingent consideration liability recorded upon acquisition of Trius	4,879
Contingent consideration expense	7,280
Contingent consideration milestone payment	(40,000)
Ending balance as of September 30, 2013	$161,372

Other Fair Value Measurements

Debt

The Company estimates the fair value of its 2020 Notes, 2018 Notes and 2017 Notes, or collectively the Convertible Senior Notes, by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The estimated fair values of the 2020 Notes, 2018 Notes and 2017 Notes were $480.8 million, $379.3 million and $526.2 million, respectively, as of September 30, 2013. See Note J., “Debt,” for additional information.

Payable to Glaxo

In connection with the acquisition of Adolor in December 2011, Cubist assumed the obligation to pay Glaxo Group Limited, or Glaxo, six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. The amount payable to Glaxo was recorded at its estimated fair value at the time of acquisition and is allocated between current and non-current liabilities within the condensed consolidated balance sheets based on the contractual payment dates. The fair value estimate utilizes a discount rate, which is classified as a Level 3 input. As of September 30, 2013, the carrying value of the remaining annual payments to Glaxo of $14.1 million approximates its fair value. Imputed interest on the amount payable to Glaxo is recorded as interest expense within the condensed consolidated statements of comprehensive income.

F.   INVENTORY

Inventory consisted of the following at:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$12,957	$9,132
Work-in-process	5,657	8,485
Finished goods	36,465	24,330
Inventory	55,079	41,947
Included in other assets:
Raw materials	30,436	34,091
Work-in-process	2,702	1,733
Finished goods	—	1,669
Total	$88,217	$79,440

Inventory included in other assets within the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, represents the amount of ENTEREG inventory held that is in excess of the amount expected to be sold within one year. In connection with the acquisition of Adolor in December 2011, Cubist recorded the acquired ENTEREG inventory at its fair value, which required a step-up adjustment to recognize the inventory at its expected net realizable value.

ENTEREG finished goods have a shelf-life of three years from the date of manufacture. The Company expects to sell the ENTEREG finished goods prior to expiration, with the corresponding inventory step-up recorded to cost of product revenues within the condensed consolidated statements of comprehensive income in the period in which the inventory is sold. The ENTEREG Active Pharmaceutical Ingredient, or API, which is classified as raw materials, has a shelf-life of 60 months from the date of manufacture, but can be reprocessed at an immaterial cost to the Company with no expected reduction in potency, thereby extending its shelf-life as needed. The Company expects to consume substantially all of the ENTEREG API over a period of approximately seven years based on the Company’s long-range sales projections of ENTEREG.

G.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	September 30, 2013	December 31, 2012
	(in thousands)
Land and buildings	$171,299	$166,659
Laboratory equipment	43,042	35,961
Furniture and fixtures	3,908	3,351
Computer hardware and software	23,490	20,903
Construction-in-progress	2,358	3,120
	244,097	229,994
Less: accumulated depreciation	(73,975)	(63,529)
Property and equipment, net	$170,122	$166,465

Depreciation expense was $3.5 million and $3.1 million for the three months ended September 30, 2013 and 2012, respectively, and $10.4 million and $9.2 million for the nine months ended September 30, 2013 and 2012, respectively.

H.   GOODWILL, IPR&D AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The Company’s goodwill balance as of September 30, 2013, changed from the goodwill balance as of December 31, 2012 as follows:

Goodwill
(in thousands)
Beginning balance as of December 31, 2012	$114,130
Goodwill acquired	159,442
Ending balance as of September 30, 2013	$273,572

Goodwill of $159.4 million was recognized in connection with the acquisition of Trius in September 2013. See Note C., “Business Combinations and Acquisitions,” for additional information. As of September 30, 2013, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. See Note M., “Segment Information,” for additional information.

IPR&D

The carrying value of the Company’s IPR&D assets consisted of the following at:

	September 30, 2013	December 31, 2012
	(in thousands)
Development and potential commercialization of:
Tedizolid phosphate	$659,000	$—
Bevenopran	78,700	78,700
Ceftolozane/tazobactam for HABP and VABP	174,000	174,000
Ceftolozane/tazobactam for cUTI and cIAI	20,000	20,000
Total IPR&D	$931,700	$272,700

IPR&D of $659.0 million was recognized in connection with the acquisition of Trius in September 2013. See Note C., “Business Combinations and Acquisitions,” for additional information.

Other Intangible Assets

Other intangible assets, net consisted of the following at:

		September 30, 2013	December 31, 2012
		(in thousands)
Patents		$2,627	$2,627
Acquired technology rights		191,800	191,800
		194,427	194,427
Less:	accumulated amortization — patents	(2,477)	(2,431)
	accumulated amortization — acquired technology rights	(54,539)	(39,166)
Other intangible assets, net		$137,411	$152,830

Amortization expense was $5.2 million for each of the three months ended September 30, 2013 and 2012, and $15.4 million and $15.7 million for the nine months ended September 30, 2013 and 2012, respectively.

The estimated aggregate amortization of intangible assets as of September 30, 2013, for each of the five succeeding years and thereafter is as follows:

(in thousands)
Remainder of 2013	$5,182
2014	20,729
2015	20,729
2016	19,449
2017	18,210
2018 and thereafter	53,112
Total	$137,411

I.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued royalties	$42,700	$72,103
Accrued clinical trials	39,921	29,143
Accrued Medicaid and Medicare rebates	14,707	20,565
Accrued bonus	18,141	13,971
Accrued benefits and incentive compensation	14,359	8,603
Other accrued costs	30,816	19,248
Accrued liabilities	$160,644	$163,633

J.   DEBT

Convertible Senior Notes

Long-term debt, net is comprised of the Company’s Convertible Senior Notes, as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
2020 Convertible Senior Notes
Principal amount outstanding	$450,000	$—
Unamortized discount	(114,323)	—
Net carrying amount	335,677	—
2018 Convertible Senior Notes
Principal amount outstanding	350,000	—
Unamortized discount	(68,784)	—
Net carrying amount	281,216	—
2017 Convertible Senior Notes
Principal amount outstanding	228,822	450,000
Unamortized discount	(36,176)	(82,189)
Net carrying amount	192,646	367,811
Total Convertible Senior Notes
Principal amount outstanding	1,028,822	450,000
Unamortized discount	(219,283)	(82,189)
Net carrying amount	$809,539	$367,811

In accordance with accounting guidance for debt with conversion and other options, Cubist accounted for the Convertible Senior Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to Cubist’s ability to settle the Convertible Senior Notes in cash, common stock or a combination of cash and common stock, at Cubist’s option. The allocation was performed in a manner that reflected the non-convertible debt borrowing rate of Cubist for similar debt. The equity component of the Convertible Senior Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the Convertible Senior Notes on their respective dates of issuance. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component.

2018 Convertible Senior Notes and 2020 Convertible Senior Notes

In September 2013, Cubist issued $800.0 million aggregate principal amount of convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $775.6 million. The 2018 Notes and 2020 Notes are convertible into common stock at an initial conversion rate of 12.1318 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $82.43 per share of common stock. Holders of the 2018 Notes and 2020 Notes may convert their notes at any time prior to the close of business on the business day immediately before March 1, 2018 or March 1, 2020, respectively, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option.

The 2018 Notes and 2020 Notes will mature on September 1, 2018 and 2020, respectively, unless repurchased or converted in accordance with their terms prior to such date. The 2018 Notes and 2020 Notes bear cash interest at an annual rate of 1.125% and 1.875%, respectively, which is payable on March 1st and September 1st of each year, beginning on March 1, 2014. As of September 30, 2013, the “if-converted value” did not exceed the principal amount of the 2018 Notes and 2020 Notes.

In connection with the issuance of the 2018 Notes and 2020 Notes, the Company incurred $24.4 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portions of these costs allocated to the equity components totaling $5.6 million were recorded as a reduction to additional paid-in capital. The portions of these costs allocated to the liability components totaling $18.8 million were recorded as assets on the balance sheet.  The portions allocated to the liability components are amortized to interest expense using the effective interest method over the expected life of the respective 2018 Notes and 2020 Notes.

The Company determined the expected life of the debt discount for the 2018 Notes and 2020 Notes to be equal to the original five-year and seven-year terms of each of the 2018 Notes and 2020 Notes, respectively. The carrying value of the equity component related to the 2018 Notes and 2020 Notes as of September 30, 2013, net of issuance costs and taxes, was $42.6 million and $70.5 million, respectively. The effective interest rates on the liability components of the 2018 Notes and 2020 Notes for the period from the date of issuance through September 30, 2013 were 5.7% and 6.4%, respectively.

2017 Convertible Senior Notes

In October 2010, Cubist issued $450.0 million aggregate principal amount of the 2017 Notes, resulting in net proceeds to Cubist, after debt issuance costs, of $436.0 million. The 2017 Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. Holders of the 2017 Notes may convert the 2017 Notes at any time prior to the close of business on the business day immediately preceding May 1, 2017, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Cubist’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. Upon conversion, Cubist may deliver cash, common stock or a combination of cash and common stock, at Cubist’s option.

The 2017 Notes will mature on November 1, 2017, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Notes bear cash interest at an annual rate of 2.50%, which is payable on May 1st and November 1st of each year. As of September 30, 2013, the “if-converted value” exceeded the remaining principal amount of the 2017 Notes by $269.6 million.

The Company determined the expected life of the debt discount for the 2017 Notes to be equal to the original seven-year term of each of the 2017 Notes, resulting in an amortization period ending November 1, 2017. For the nine months ended September 30, 2013, the effective interest rate on the liability component of the 2017 Notes was 7.0%.

In September 2013, certain holders of $221.2 million of the aggregate principal amount of the 2017 Notes converted their notes at a conversion rate of 34.2759 shares of common stock per $1,000 of principal amount, or approximately $29.18 per share of common stock, into 7,580,923 shares of the Company’s common stock. To induce these holders to convert, the Company agreed to make individually-negotiated cash payments to the converting holders of the 2017 Notes in an aggregate amount of $22.0 million as consideration for their agreement to convert their 2017 Notes. No transaction or solicitation fees were incurred as a result of the conversion and privately-negotiated payments. The conversions were accounted for as an extinguishment of the liability and equity components of the 2017 Notes. In accordance with the accounting guidance for induced conversions of convertible debt with a cash conversion feature, the Company recognized an aggregate loss of $34.6 million during the three months ended September 30, 2013, comprised of: (i) $22.0 million equal to the amount of the cash inducement payments, which represents the fair value of the consideration transferred in excess of the fair value of consideration issuable in accordance with the original conversion terms and (ii) $12.6 million representing the difference between the net carrying value and the fair value of the liability component of the principal at the time of each conversion. The aggregate loss was recorded to other income (expense) within the condensed consolidated statement of comprehensive income. The remainder of the consideration transferred was allocated to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital.

Convertible Bond Hedge and Warrant Transactions

To minimize the impact of potential dilution to the Company’s common stock upon conversion of the 2018 Notes and 2020 Notes, Cubist entered into convertible bond hedges covering 9,705,442 shares of the Company’s common stock. The convertible bond hedges have an exercise price of approximately $82.43 per share and are exercisable when and if the 2018 Notes and 2020 Notes are converted. If upon conversion of the 2018 Notes and 2020 Notes, the price of the Company’s common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges are separate transactions entered into by the Company and are not part of the terms of the 2018 Notes, 2020 Notes or the warrants. Holders of the 2018 Notes, 2020 Notes and warrants will not have any rights with respect to the convertible bond hedges. The Company paid $179.4 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital, net of tax.

Concurrently with entering into the convertible bond hedge transactions, Cubist entered into warrant transactions whereby Cubist sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of the Company’s common stock with an exercise price of approximately $96.43 per share, also subject to adjustment. The warrants are exercisable over the 80 trading day period beginning on November 30, 2018 or November 30, 2020, as applicable. The warrants will have a dilutive effect to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the applicable exercise price of the warrants during the measurement period at the maturity of the warrants. The Company received $121.7 million for these warrants and recorded this amount to additional paid-in capital.

Credit Facility

In November 2012, Cubist entered into a $150.0 million three-year senior secured, syndicated revolving credit facility, or the credit facility, with a group of lenders, including Royal Bank of Canada, as administrative agent. On September 3, 2013, the Company entered into an amendment to the credit facility. The credit facility was amended to: (i) permit the 2018 Notes, 2020 Notes and the convertible bond hedge and warrant transactions; (ii) adjust the definition of consolidated EBITDA to permit specific acquisitions; (iii) modify certain covenants related to investments, restricted payments and indebtedness; (iv) add additional financial covenants including a senior secured leverage ratio and minimum liquidity requirement; (v) increase the maximum permitted level of the Company’s total leverage ratio; and (vi) allow for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. In addition, the amendment added a new pricing tier based on the Company’s total leverage ratio. As a result, the applicable margin ranges from 2.25% to 3.00% for the Eurodollar rate and 1.25% to 2.00% for the base rate based on the Company’s total leverage ratio. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. There were no outstanding borrowings under the credit facility as of September 30, 2013 or December 31, 2012.

K.   EMPLOYEE STOCK BENEFIT PLANS

Summary of Stock-Based Compensation Plans

The 2012 Equity Incentive Plan, or 2012 EIP, is the only existing equity compensation plan from which the Company has been authorized to make equity-based awards to employees, directors and consultants. Under the 2012 EIP, the Company reserved 5,000,000 shares of common stock for grant to employees, officers, directors and consultants in the form of stock options, restricted stock, RSUs, performance-based restricted stock units, or PRSUs, stock grants and stock appreciation rights. In addition, the number of shares of common stock available for grant includes the number of shares of common stock subject to stock options and RSUs granted and outstanding under the 2010 Equity Incentive Plan, the Directors’ Equity Incentive Plan and the Amended and Restated 2000 Equity Incentive Plan as of June 7, 2012, which become available for grant upon the forfeiture, cancellation, expiration or termination of those awards after June 7, 2012. As of September 30, 2013, there were 2,989,993 shares remaining available for grant under the 2012 EIP.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock-based compensation expense allocation:
Cost of product revenues	$120	$133	$374	$305
Research and development	2,816	2,371	8,583	6,724
Selling, general and administrative	5,029	4,248	15,147	12,215
Total stock-based compensation	7,965	6,752	24,104	19,244
Income tax effect	(2,993)	(2,302)	(9,058)	(6,770)
After-tax effect of stock-based compensation expense	$4,972	$4,450	$15,046	$12,474

Stock-based compensation expense for the three and nine months ended September 30, 2013, presented above, excludes $24.0 million of postcombination stock-based compensation expense resulting from the cash settlement of nonvested equity awards of Trius. The total was comprised of $12.4 million of research and development expense and $11.6 million of selling, general and administrative expense. See Note C., “Business Combinations and Acquisitions,” for additional information.

General Option Information

A summary of option activity for the nine months ended September 30, 2013, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	8,025,194	$27.31
Granted	1,252,843	$45.32
Exercised	(1,310,085)	$20.92
Canceled	(112,413)	$36.24
Outstanding as of September 30, 2013	7,855,539	$31.12

Vested and exercisable as of September 30, 2013	4,685,736	$25.10

Weighted average grant-date fair value of options granted during the period	$14.15

RSU Information

A summary of RSU activity, including PRSUs, for the nine months ended September 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2012	735,939	$35.33
Granted	443,745	$44.15
Vested	(271,724)	$32.35
Forfeited	(23,722)	$37.75
Nonvested as of September 30, 2013	884,238	$40.61

L.   INCOME TAXES

The following table reconciles the federal statutory tax rate to the effective tax rates for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal statutory tax rate applied to income before taxes	35.0%	35.0%	35.0%	35.0%
Differential arising from:
State	2.4%	0.6%	3.4%	1.3%
Non-deductible expenses	(5.2)%	0.5%	(17.3)%	0.6%
Domestic manufacturing deduction	1.5%	(2.4)%	9.8%	(2.7)%
Contingent consideration	(4.7)%	(0.4)%	(15.8)%	0.7%
2013 Federal research credit	16.3%	—%	54.5%	—%
Prior year federal research credits	0.9%	—%	31.1%	—%
Transaction costs	(7.0)%	—%	(19.4)%	—%
Non-deductible loss on extinguishment of 2017 Notes	(24.4)%	—%	(67.5)%	—%
Impact of reserve for uncertain tax positions	(0.1)%	0.1%	2.6%	(6.7)%
Other	(1.4)%	(0.4)%	(5.3)%	—%
Total	13.3%	33.0%	11.1%	28.2%

As a result of the Company’s expected full year pre-tax loss for 2013, permanent items effecting the tax rate that reduce taxable income or reduce taxes payable are shown as an increase in the rate, as they increase the overall tax benefit for the three and nine months ended September 30, 2013. Permanent items that increase taxable income or increase the tax liability reduce the rate of tax benefit and are shown as negative items for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, during which the Company was expecting full year pre-tax income and an overall tax provision, items that decrease the tax rate are shown as negative items, while items that increase the tax rate are shown as positive items.

The decrease in the effective tax rate for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, is primarily due to the significant permanent book-to-tax differences in relation to the expected full year pre-tax loss for 2013. These permanent differences include non-deductible losses incurred in connection with the induced conversion of $221.2 million of the principal amount of the 2017 Notes in September 2013, and non-deductible transaction costs associated with the acquisitions of Trius and Optimer. The impact of these non-deductible expenses was partially offset by the benefit of the 2013 federal research credit as well as prior year research credits, including the 2012 federal research credit, which was retroactively extended to January 1, 2012 by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The effective tax rate for the nine months ended September 30, 2012 also included the impact of the resolution of uncertain state tax positions in the second quarter of 2012, which resulted in an income tax benefit.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on the Company’s ceftolozane/tazobactam, bevenopran and/or tedizolid phosphate programs. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate, because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

The Company acquired $192.8 million of federal NOLs in connection with the acquisition of Trius. These NOLs are subject to limitation under Internal Revenue Code, Section 382, which limits the amount of NOLs and credit carryforwards that may be utilized following an ownership change. The Company estimates that it will be able to utilize approximately $192.0 million of Trius NOLs in the future.

The Company’s total uncertain tax positions were $38.8 million and $36.1 million as of September 30, 2013 and December 31, 2012, respectively. Of the total uncertain tax positions as of September 30, 2013, $15.9 million were included in other long-term liabilities within the condensed consolidated balance sheet and $22.9 million were offset against deferred tax assets.

M.   SEGMENT INFORMATION

Cubist has one operating segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer. For both the three months ended September 30, 2013 and 2012, the Company generated approximately 95% of revenues within the U.S. For both the nine months ended September 30, 2013 and 2012, the Company generated approximately 94% of revenues, within the U.S. As of September 30, 2013 and December 31, 2012, substantially all of the Company’s long-lived assets were held within the U.S.

N.   LEGAL PROCEEDINGS

CUBICIN Patent Infringement Litigation

In February 2012, the Company received a Paragraph IV Certification Notice Letter from Hospira, Inc., or Hospira, notifying Cubist that it had submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of CUBICIN. Hospira’s notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967 and 6,852,689, which expire on September 24, 2019, U.S. Patent No. RE39,071, which expires on June 15, 2016, U.S. Patent No. 8,058,238, which expires on November 28, 2020, and U.S. Patent No. 8,003,673, which expires on September 4, 2028. In May 2012, the Company received a second Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA an amendment to its ANDA. Hospira’s second notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent No. 8,129,342, which expires on November 28, 2020. In August 2012, the Company received a third Paragraph IV Certification Notice Letter from Hospira notifying Cubist that it had submitted to the FDA a New Drug Application, or NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, seeking approval to market a generic version of CUBICIN. Hospira’s third notice letter advised that it is seeking FDA approval to market daptomycin for injection, 350 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967, 6,852,689, RE39,071, 8,058,238 and 8,129,342. Each of these patents is listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the Orange Book). Each of the notice letters further stated that Hospira is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product respectively described by Hospira’s ANDA, as amended, and NDA. In March 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its initial ANDA filing. In July 2012, Cubist filed a new complaint against Hospira to allege infringement of U.S. Patent No. 8,129,342 in response to Hospira’s amendment to its ANDA. In September 2012, Cubist filed a patent infringement lawsuit against Hospira in response to its NDA filing. The complaints, which were each filed in the U.S. District Court for the District of Delaware, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; RE39,071; 8,058,238; and 8,129,342. The complaints seek: (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA and NDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing Hospira’s generic versions of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Hospira’s ANDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such ANDA and from finally approving Hospira’s NDA for 30 months from Cubist’s receipt of Hospira’s first Paragraph IV notification letter for such NDA, as respectively applicable, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the respective 30-month period or otherwise shortens the respective 30-month period. In July 2013, the court endorsed the parties’ stipulation that Hospira’s ANDA and NDA products infringed certain claims of each the asserted patents. The court has scheduled the trial in these related actions to begin on February 18, 2014. The Company cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on the Company’s results of operations and financial condition.

In August 2013, the Company received a Paragraph IV Certification Notice Letter from Strides, Inc., on behalf of Agila Specialties Private Limited, collectively Strides, notifying Cubist that Strides had submitted an ANDA to the FDA seeking approval to market a generic version of CUBICIN. Strides’ notice letter advised that it is seeking FDA approval to market daptomycin for injection, 500 mg/vial, prior to the expiration of U.S. Patent Nos. 6,468,967; 6,852,689; 8,058,238; 8,129,342; and 8,003,673, which expire on the periods described above and are each listed in the Orange Book. The notice letter further stated that Strides is asserting that each claim in the respectively referenced patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer to sell in the U.S., or importation into the U.S. of the drug product described by Strides’ ANDA. In October 2013, Cubist filed patent infringement lawsuits against Strides in response to its ANDA filing. The complaints, which were filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of New Jersey, respectively allege infringement of U.S. Patent Nos. 6,468,967; 6,852,689; 8,058,238; and 8,129,342. The complaints seek: (i) an order preventing the effective date of the FDA’s approval of Strides’ ANDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Strides from making, using, selling, offering for sale, marketing, distributing or importing Strides’ generic version of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Strides’ ANDA for 30 months from Cubist’s receipt of Strides’ Paragraph IV notification letter, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the 30-month period or otherwise shortens the 30-month period. The Company cannot predict the outcome of these litigations. Any final, unappealable adverse result in these litigations would likely have a material adverse effect on the Company’s results of operations and financial condition.

Optimer U.S. Governmental Investigations

Prior to the Company’s acquisition of Optimer, Optimer became aware of an attempted share grant by Optimer and certain related matters in 2011, including a potentially improper $0.3 million payment to a research laboratory involving an individual associated with the share grant, that may have violated certain applicable laws, including the Foreign Corrupt Practices Act. Optimer had engaged external counsel to assist it in an internal investigation to review these matters. In April 2012, Optimer self-reported the results of its preliminary findings to the SEC and the U.S. Department of Justice, or the DOJ, and removed the Chairman of its Board of Directors. In February 2013, the independent members of Optimer’s Board of Directors determined that additional remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to the research laboratory and certain related matters. On February 26, 2013, Optimer’s then-President and Chief Executive Officer and its then-General Counsel and Chief Compliance Officer resigned at the request of the independent members of the Board of Directors.

Cubist is continuing to cooperate with the investigations by the relevant U.S. authorities in their review of these matters and Optimer has already taken remedial steps in response to its internal investigation. Nonetheless, these events could result in lawsuits being filed against us or Optimer and certain of Optimer’s former employees and directors or certain of the Company’s employees. Such persons could also be the subject of criminal or civil enforcement proceedings. Cubist cannot predict the ultimate resolution of these matters, whether Cubist or such persons will be charged with violations of applicable civil or criminal laws or whether the scope of the investigations will be extended to new issues. Cubist also cannot predict what potential penalties or other remedies, if any, the authorities may seek against it, any of its employees, or any of Optimer’s former employees and directors, or what the collateral consequences may be of any such government actions. In the event any such lawsuit is filed or enforcement proceeding is initiated, Cubist could be subject to a variety of risks and uncertainties that could have material adverse effects on its business, operating results and financial condition. These risks and uncertainties are discussed in more detail in Item 1A of Part II in this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

O.   SUBSEQUENT EVENTS

Acquisition of Optimer Pharmaceuticals

On October 24, 2013, Cubist completed its acquisition of Optimer, a publicly-held biopharmaceutical company focused on commercializing innovative hospital specialty products, for cash consideration of $550.5 million, or $10.75 per share, plus one transferable CVR for each outstanding share of Optimer’s common stock, which entitles the holder to receive a cash payment of up to $5.00 per CVR upon achievement of certain sales milestones for a total maximum undiscounted potential CVR payout of $253.9 million. As a result of Cubist acquiring 100% of the outstanding shares of Optimer, Optimer became a wholly-owned subsidiary of Cubist. This transaction will be accounted for under the acquisition method of accounting for business combinations. All of the assets and liabilities of Optimer will be recorded at their respective fair values as of the acquisition date and consolidated with those of Cubist. Transaction costs will be expensed as incurred.

Given the timing of the closing of the acquisition, the purchase accounting is incomplete at this time. As such, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed; (ii) certain disclosures related to contingent consideration; and (iii) pro forma revenues and earnings of the combined entity. This information will be included in the Company’s 2013 Annual Report on Form 10-K to be filed with SEC.

During the nine months ended September 30, 2013, the Company expensed $3.9 million of transaction costs in connection with Cubist’s acquisition of Optimer, which are included in selling, general and administrative expenses in the condensed consolidated statement of comprehensive income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue,” “believe,” “plan,” “intend,” “estimate,” or other similar words. You are cautioned that forward-looking statements are based on current expectations, and are inherently uncertain, and you should not place substantial reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including the risks and uncertainties discussed in Item 1A of Part II under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is provided by us as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to:

(i) our financial performance, including revenues, expenses, capital expenditures, gross margin and income taxes and our expected available cash and use of cash and net operating loss, or NOL, carryforwards;

(ii) the manufacturing and commercialization, including sales forecasts and the rate at which we exhaust our existing inventory, of CUBICIN® (daptomycin for injection), ENTEREG® (alvimopan) DIFICID® (fidaxomicin), and our product candidates;

(iii) the strength of our intellectual property portfolio protecting CUBICIN, ENTEREG, DIFICID and our product candidates, and our ability to successfully enforce this intellectual property portfolio;

(iv) the development, regulatory filing and review, timing of commercial launches and commercial potential of our products and product candidates, such as tedizolid phosphate, ceftolozane/tazobactam (formerly known as CXA-201), bevenopran (formerly known as CB-5945), and surotomycin (formerly known as CB-315), and the costs and expenses related thereto, including (a) the anticipated timing and results of our clinical trials, timing and results of our meetings with, and submissions to, regulatory authorities, (b) the timing of our commercial launch of tedizolid phosphate, and (c) the expected benefits from the Qualified Infectious Disease Product, or QIDP, designations for tedizolid phosphate, ceftolozane/tazobactam and surotomycin;

(v) our plans to (a) continue adding products and product candidates through internal development, in-licensing and acquisition, including relating to our option to acquire Adynxx, Inc., or Adynxx, and (b) expand our international operations; and

(vi) the expected benefits from our acquisitions of Trius Therapeutics, Inc., or Trius and Optimer Pharmaceuticals, Inc., or Optimer, including our ability to utilize approximately $192.0 million of Trius NOLs in the future.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. We have organized the MD&A as follows:

•                  Overview: This section provides a summary of our financial highlights, business developments and product and product pipeline updates for the three and nine months ended September 30, 2013.

•                  Results of Operations: This section provides a review of our results of operations for the three and nine months ended September 30, 2013 and 2012.

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

Overview

We are a biopharmaceutical company headquartered in Lexington, Massachusetts, focused on the research, development and commercialization of pharmaceutical products that address unmet medical needs in the acute care environment. Such products and product candidates are used, or are being developed to be used, primarily in hospitals and other acute care settings, including home infusion and hospital outpatient clinics. Cubist has three marketed products, CUBICIN, ENTEREG and DIFICID. Prior to our acquisition of Optimer on October 24, 2013, we co-promoted DIFICID in the United States, or U.S., under our co-promotion agreement with Optimer. In addition, Cubist has four drug candidates that have reached Phase 3 clinical trials and several pre-clinical programs, each being developed to address areas of significant medical needs.

CUBICIN is a once-daily, bactericidal, intravenous antibiotic with proven activity against methicillin-resistant Staphylococcus aureus, or MRSA. CUBICIN is approved in the U.S., the European Union, or EU, Japan and many other countries for the treatment of certain infections caused by Gram-positive bacteria, including treatment for certain bloodstream infections. ENTEREG is approved in the U.S. to accelerate upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is not approved for marketing outside of the U.S. DIFICID is approved in the U.S. for the treatment of Clostridium difficile-associated diarrhea, or CDAD, and is also approved in the EU, Canada and Australia for treatment of Clostridium difficile infections. On October 21, 2013, we received approval of our supplemental new drug application, or sNDA, by the U.S. Food and Drug Administration, or FDA, to expand the use of ENTEREG to accelerate upper and lower gastrointestinal recovery following any surgery that includes a partial bowel resection with primary anastomosis.

Financial Highlights

The following table is a summary of our selected financial results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share data)
U.S. CUBICIN revenues, net	$229.9	$208.3	$659.1	$593.2
U.S. ENTEREG revenues, net	13.7	10.1	37.2	29.2
International product revenues	13.0	12.0	40.4	36.0
Total worldwide product revenues, net	$256.6	$230.4	$736.7	$658.4

Net (loss) income	$(33.9)	$40.3	$(12.6)	$116.2
Basic net (loss) income per common share	$(0.50)	$0.63	$(0.19)	$1.83
Diluted net (loss) income per common share	$(0.50)	$0.55	$(0.19)	$1.59

Business Developments

The following is a summary of significant business developments that occurred during the nine months ended September 30, 2013, or that impacted the period thereof. For 2012 developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 27, 2013.

Optimer Merger Agreement

On October 24, 2013, we completed our acquisition of Optimer for cash consideration of $550.5 million, or $10.75 per share, plus one transferable contingent value right, or CVR, for each outstanding share of Optimer’s common stock, which entitles the holder to receive a cash payment of up to $5.00 per CVR upon achievement of certain sales milestones for a total maximum undiscounted potential CVR payout of $253.9 million. This transaction will be accounted for under the acquisition method of accounting for business combinations, with Cubist treated as the acquirer, in the fourth quarter of 2013.

On September 16, 2013, we entered into a Series A Convertible Preferred Stock Purchase Agreement with Optimer, pursuant to which Optimer issued to us a total of $25.0 million of non-voting senior preferred stock in consideration for a cash payment of $25.0 million. The non-voting senior preferred stock owned by us at the completion of the merger was extinguished for no consideration and will be treated as consideration transferred at its fair value under the acquisition method of accounting for business combinations. See Note O., “Subsequent Events,” in the accompanying notes to condensed consolidated financial statements for additional information.

Trius Merger Agreement

On September 11, 2013, we completed our acquisition of  Trius. Under the terms of the merger agreement, we purchased 100% of the issued and outstanding shares of Trius common stock for: (i) $13.50 per share in cash, or $704.4 million excluding transaction costs we paid on behalf of Trius, plus (ii) one non-transferable CVR which entitles the holder to receive an additional cash payment up to $2.00 per CVR for a maximum aggregate undiscounted CVR payout of $108.4 million. See Note C., “Business Combinations and Acquisitions,” in the accompanying notes to condensed consolidated financial statements for additional information.

2017 Convertible Senior Notes

In September 2013, certain holders of $221.2 million aggregate principal amount of our outstanding 2.50% convertible senior notes due 2017, or 2017 Notes, converted their notes at a conversion rate of 34.2759 shares of common stock per $1,000 of principal amount, or approximately $29.18 per share of common stock, into 7,580,923 shares of our common stock in privately-negotiated transactions. To induce these holders to convert, we agreed to make individually-negotiated aggregate cash payments of $22.0 million to the converting holders of the 2017 Notes as consideration for their agreement to convert their 2017 Notes.  See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

2018 Convertible Senior Notes and 2020 Convertible Senior Notes

In September 2013, we issued $800.0 million aggregate principal convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of 1.125% convertible senior notes due 2018, or the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of 1.875% convertible senior notes due 2020, or the 2020 Notes, resulting in net proceeds to us, after debt issuance costs, of $775.6 million. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Convertible Bond Hedge and Warrant Transactions

In connection with the issuance of the 2018 Notes and 2020 Notes, to minimize the impact of potential dilution to our common stock upon conversion of the 2018 Notes and 2020 Notes, we entered into convertible bond hedge transactions, or convertible bond hedges, covering 9,705,442 shares of our common stock. The convertible bond hedges have an exercise price of approximately $82.43 and are exercisable when and if the 2018 Notes and 2020 Notes are converted. We paid approximately $179.4 million for these convertible bond hedge transactions and recorded this amount as a reduction to additional paid-in capital, net of tax.

Concurrently with entering into the convertible bond hedges, we entered into privately negotiated warrant transactions whereby we sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock at an exercise price of approximately $96.43 per share, also subject to adjustment. The warrants will have a dilutive effect to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable exercise price of the warrants during the measurement period at the maturity of the warrants. We received $121.7 million for these warrants and recorded this amount to additional paid-in capital. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Hydra License Agreement Amendment

In June 2013, we entered into an amended and restated collaboration and license agreement with Hydra Biosciences, Inc., or Hydra, under which we made an upfront payment of $15.0 million to Hydra in connection with a restructuring of the financial terms of our original agreement. See Note B., “Business Agreements,” in the accompanying notes to condensed consolidated financial statements for additional information.

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

Product Pipeline Updates

We are developing tedizolid phosphate as a potential therapy for the treatment of certain serious Gram-positive bacterial infections, including those caused by MRSA. In October 2013, we submitted a New Drug Application, or NDA, to the FDA seeking approval of tedizolid phosphate for the treatment of acute bacterial skin and skin structure infections, or ABSSSI. The FDA previously designated tedizolid phosphate as a QIDP for its potential ABSSSI, hospital-acquired bacterial pneumonia, or HABP, and ventilator-associated bacterial pneumonia, or VABP, indications in each of the intravenous and oral dosage forms of tedizolid phosphate. As a result of this designation, tedizolid phosphate is eligible for certain incentives, including an accelerated NDA review period, and if tedizolid phosphate is ultimately approved by the FDA, a five-year extension of Hatch-Waxman exclusivity.

We are developing ceftolozane/tazobactam as a potential therapy for the treatment of certain serious Gram-negative bacterial infections in the hospital, including those caused by multi-drug-resistant Pseudomonas aeruginosa and extended-spectrum beta-lactamase producing strains of bacteria a such as Escherichia coli and Klebsiella. We completed enrollment for both of our global Phase 3 clinical trials studying ceftolozane/tazobactam in complicated urinary tract infections and complicated intra-abdominal infections, or cIAI. We recently initiated an open-label clinical trial evaluating ceftolozane/tazobactam in patients with VABP in July 2013. First patient enrollment in this open-label clinical trial triggered a $40.0 million milestone payment to the former shareholders of Calixa Therapeutics Inc., or Calixa, which was paid in August 2013. The FDA recently designated ceftolozane/tazobactam as a QIDP in all three of its potential indications, and as a result, ceftolozane/tazobactam is eligible for the same incentives as tedizolid phosphate, as discussed above.

We are developing surotomycin as a potential therapy for the treatment for CDAD. We began Phase 3 clinical trials of surotomycin in July 2012. In late 2012, the FDA designated surotomycin as a QIDP, and as a result, surotomycin is also eligible for the same incentives as tedizolid phosphate and ceftolozane/tazobactam, as discussed above.

We are developing bevenopran as a potential therapy for the treatment for opioid-induced constipation, or OIC, in patients with chronic non-cancer pain. We began a Phase 3 long-term safety study of bevenopran in OIC in late 2012. We recently initiated Phase 3 efficacy trials of bevenopran in patients with OIC and chronic non-cancer pain in July 2013.

In addition, we continue to seek opportunities to build our pipeline of acute care therapies through our business development efforts and through our clinical development of compounds that we have developed internally.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenues

The following table sets forth net revenues for the periods presented:

	Three Months Ended September 30,
	2013	2012	% Change
	(in millions)
U.S. product revenues, net	$243.6	$218.4	12%
International product revenues	13.0	12.0	9%
Service revenues	3.8	7.2	(48)%
Other revenues	5.6	0.6	766%
Total revenues, net	$266.0	$238.2	12%

Product Revenues, net

Our net U.S. product revenues included $229.9 million of sales of CUBICIN and $13.7 million of sales of ENTEREG for the three months ended September 30, 2013, as compared to $208.3 million of net U.S. product revenues from sales of CUBICIN and $10.1 million of sales of ENTEREG for the three months ended September 30, 2012. Gross U.S. product revenues totaled $278.0 million and $250.9 million for the three months ended September 30, 2013 and 2012, respectively. The $27.1 million increase in gross U.S. product revenues was primarily due to price increases of 5.5% and 5.9% for CUBICIN in July 2013 and January 2013.

Gross U.S. product revenues are offset by provisions for the three months ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,
	2013	2012	% Change
	(in millions)
Gross U.S. product revenues	$278.0	$250.9	11%
Provisions offsetting U.S. product revenues:
Contractual adjustments	(13.2)	(13.5)	(2)%
Governmental rebates	(21.2)	(19.0)	11%
Total provisions offsetting product revenues	(34.4)	(32.5)	6%
U.S. product revenues, net	$243.6	$218.4	12%

Contractual adjustments include provisions for returns, volume-based rebates, and pricing and early payment discounts extended to our external customers, as well as wholesaler distribution fees. Governmental rebates represent estimated amounts for Medicaid rebates, Medicare coverage gap discount program rebates and chargebacks related to 340B/Public Health Service, or 340B/PHS, and Federal Supply Schedule, or FSS, drug pricing programs. We reversed approximately $6.0 million of revenue reserves, primarily consisting of Medicaid program rebates, as a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by managed care organizations, or MCOs, during the three months ended September 30, 2013.

Service Revenues

For the three months ended September 30, 2013 and 2012, service revenues were $3.8 million and $7.2 million, respectively, and include the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011, as amended in July 2013, to promote and provide medical affairs support for DIFICID in the U.S. Also included in the three months ended September 30, 2012, are revenues related to a $3.5 million payment for a portion of Optimer’s gross profits on net sales of DIFICID in the U.S. that exceeded the 2012 annual sales target, as stipulated in the co-promotion agreement.

On July 30, 2013, we entered into an amendment to our co-promotion agreement with Optimer which was due to expire on July 31, 2013. The amendment extended the term of the existing co-promotion agreement in substantially its current form through the earlier of July 31, 2014, or the completion of our acquisition of Optimer. On October 24, 2013, as a result of completing our acquisition of Optimer, we terminated the co-promotion agreement and DIFICID became a marketed product of Cubist. See Note B., “Business Agreements,” and Note O., “Subsequent Events,” in the accompanying notes to condensed consolidated financial statements for additional information.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Three Months Ended September 30,
	2013	2012	% Change
	(in millions)
Cost of product revenues	$61.0	$55.7	9%
Research and development	123.4	70.2	76%
Contingent consideration	2.6	1.5	79%
Selling, general and administrative	74.9	40.4	85%
Total costs and expenses	$261.9	$167.8	56%

Cost of Product Revenues

Cost of product revenues was $61.0 million and $55.7 million for the three months ended September 30, 2013 and 2012, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly & Co., or Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization of the ENTEREG intangible asset and other intangible assets. Our gross margin for both the three months ended September 30, 2013 and 2012, was 76%.

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 and 2012, consisted of the following:

	Three Months Ended September 30,
	2013	2012	% Change
	(in millions)
External expenses	$68.9	$40.6	70%
Unallocated internal research and development expenses	52.9	29.6	79%
Milestone and upfront payments	1.6	—	N/A
Total research and development expenses	$123.4	$70.2	76%

The increase in research and development expenses for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is primarily due to: (i) an increase of $28.3 million in external expenses, primarily related to Phase 3 clinical trial expenses for ceftolozane/tazobactam and bevenopran, as well as manufacturing process development expenses to support the clinical trials for ceftolozane/tazobactam; and (ii) an increase of $23.3 million in unallocated internal research and development expenses primarily due to additional headcount to support our clinical and pre-clinical programs and $12.4 million in stock-based compensation expense related to the acquisition of Trius.

Contingent Consideration Expense

Contingent consideration expense for the three months ended September 30, 2013 and 2012 is primarily due to the time value of money. Contingent consideration expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving the milestones and the period in which we estimate these milestones will be achieved.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is primarily due to: (i) transaction costs of $14.1 million related to the acquisition of Trius and Optimer; (ii) stock-based compensation expense of $11.6 million related to the acquisition of Trius; and (iii) an increase in employee-related expenses and consulting charges, including legal costs.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Three Months Ended September 30,
	2013	2012	% Change
	(in millions)
Interest income	$0.6	$0.8	(24)%
Interest expense	(8.9)	(7.6)	17%
Other expense	(34.9)	(3.4)	938%
Total other income (expense), net	$(43.2)	$(10.2)	324%

The increase in other expense for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is primarily due to the loss on the induced conversion of $221.2 million of the principal amount of our 2017 Notes in September 2013. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Provision for Income Taxes

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the provision for income taxes for the periods presented:

	Three Months Ended September 30,
	2013	2012
Federal statutory tax rate applied to income before taxes	35.0%	35.0%
Differential arising from:
State	2.4%	0.6%
Non-deductible expenses	(5.2)%	0.5%
Domestic manufacturing deduction	1.5%	(2.4)%
Contingent consideration	(4.7)%	(0.4)%
2013 Federal research credit	16.3%	—%
Prior year federal research credits	0.9%	—%
Transaction costs	(7.0)%	—%
Non-deductible loss on extinguishment of 2017 Notes	(24.4)%	—%
Impact of reserve for uncertain tax positions	(0.1)%	0.1%
Other	(1.4)%	(0.4)%
Total	13.3%	33.0%

As a result of our expected full year pre-tax loss for 2013, permanent items effecting the tax rate that reduce taxable income or reduce taxes payable are shown as an increase in the rate, as they increase the overall tax benefit for the three months ended September 30, 2013. Permanent items that increase taxable income or increase the tax liability reduce the rate of tax benefit and are shown as negative items for the three months ended September 30, 2013. For the three months ended September 30, 2012, during which we were expecting full year pre-tax income and an overall tax provision, items that decrease the tax rate are shown as negative items, while items that increase the tax rate are shown as positive items.

The effective tax rate of 13.3% for the three months ended September 30, 2013, differs from the effective tax rate of 33.0% for the three months ended September 30, 2012, primarily due to the significant permanent book-to-tax differences in relation to the expected full year pre-tax loss for 2013. These permanent differences include non-deductible losses incurred in connection with the induced conversion of $221.2 million of the principal amount of the 2017 Notes in September 2013, and non-deductible transaction costs associated with the acquisitions of Trius and Optimer. The impact of these non-deductible expenses was partially offset by the benefit of the 2013 federal research credit.

Contingent consideration will fluctuate as a result of any changes in the fair value assumptions based on any additional data received on our ceftolozane/tazobactam, bevenopran and/or tedizolid phosphate programs. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenues

The following table sets forth net revenues for the periods presented:

	Nine Months Ended September 30,
	2013	2012	% Change
	(in millions)
U.S. product revenues, net	$696.3	$622.4	12%
International product revenues	40.4	36.0	12%
Service revenues	11.0	19.5	(43)%
Other revenues	7.0	2.5	175%
Total revenues, net	$754.7	$680.4	11%

Product Revenues, net

Our net U.S. product revenues included $659.1 million of sales of CUBICIN and $37.2 million of sales of ENTEREG for the nine months ended September 30, 2013, as compared to $593.2 million of net U.S. product revenues from sales of CUBICIN and $29.2 million of sales of ENTEREG for the nine months ended September 30, 2012. Gross U.S. product revenues totaled $796.2 million and $716.9 million for the nine months ended September 30, 2013 and 2012, respectively. The $79.3 million increase in gross U.S. product revenues was due to: (i) price increases of 5.5% and 5.9% for CUBICIN in July 2013 and January 2013, respectively, which resulted in $79.1 million of additional gross U.S. product revenues; (ii) a decrease in vial sales of CUBICIN in the U.S., which resulted in lower gross U.S. product revenues of $7.1 million; and (iii) an additional $7.3 million in ENTEREG gross U.S. product revenues.

Gross U.S. product revenues are offset by provisions for the nine months ended September 30, 2013 and 2012, as follows:

	Nine Months Ended September 30,
	2013	2012	% Change
	(in millions)
Gross U.S. product revenues	$796.2	$716.9	11%
Provisions offsetting U.S. product revenues:
Contractual adjustments	(43.3)	(40.5)	7%
Governmental rebates	(56.6)	(54.0)	5%
Total provisions offsetting product revenues	(99.9)	(94.5)	6%
U.S. product revenues, net	$696.3	$622.4	12%

We reversed approximately $14.1 million of revenue reserves, primarily consisting of Medicaid program rebates, as a result of receiving claims information from certain state governments and additional data regarding the usage of CUBICIN by MCOs during the nine months ended September 30, 2013.

Service Revenues

For the nine months ended September 30, 2013 and 2012, service revenues were $11.0 million and $19.5 million, respectively, and include the ratable recognition of the quarterly service fee earned in accordance with the co-promotion agreement we entered into with Optimer in April 2011, as amended in July 2013, to promote and provide medical affairs support for DIFICID in the U.S. Also included in the nine months ended September 30, 2012, are revenues related to a $5.0 million payment representing the achievement of an annual sales target under the terms of the co-promotion agreement and a $3.5 million payment representing a portion of Optimer’s gross profits on net sales of DIFICID in the U.S. that exceeded the 2012 annual sales target as stipulated in the co-promotion agreement.

On July 30, 2013, we entered into an amendment to our co-promotion agreement with Optimer which was due to expire on July 31, 2013. The amendment extended the term of the existing co-promotion agreement in substantially its current form through the earlier of July 31, 2014, or the completion of our acquisition of Optimer. On October 24, 2013, as a result of completing our acquisition of Optimer, we terminated the co-promotion agreement and DIFICID became a marketed product of Cubist. See Note B., “Business Agreements,” and Note O., “Subsequent Events,” in the accompanying notes to condensed consolidated financial statements for additional information.

Costs and Expenses

The following table sets forth costs and expenses for the periods presented:

	Nine Months Ended September 30,
	2013	2012	% Change
	(in millions)
Cost of product revenues	$179.7	$168.6	7%
Research and development	352.8	188.6	87%
Contingent consideration	7.3	7.0	4%
Selling, general and administrative	173.0	124.4	39%
Total costs and expenses	$712.8	$488.6	46%

Cost of Product Revenues

Cost of product revenues was $179.7 million and $168.6 million for the nine months ended September 30, 2013 and 2012, respectively. Included in our cost of product revenues are royalties owed on worldwide net sales of CUBICIN and U.S. net sales of ENTEREG under our license agreements with Eli Lilly, costs to procure, manufacture and distribute CUBICIN and ENTEREG, and the amortization of the ENTEREG intangible asset and other intangible assets. Our gross margin for the nine months ended September 30, 2013 and 2012, was 76% and 74%, respectively. The increase in our gross margin percentage from the nine months ended September 30, 2012, is primarily due to a $3.2 million write-off of inventory that was deemed to be unsalable during the nine months ended September 30, 2012.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2013 and 2012, consisted of the following:

	Nine Months Ended September 30,
	2013	2012	% Change
	(in millions)
External expenses	$183.4	$101.4	81%
Unallocated internal research and development expenses	127.2	87.2	46%
Milestone and upfront payments	42.2	—	N/A
Total research and development expenses	$352.8	$188.6	87%

The increase in research and development expenses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, is due to: (i) an increase of $82.0 million in external expenses primarily related to Phase 3 clinical trial expenses for ceftolozane/tazobactam, bevenopran and surotomycin, as well as manufacturing process development expenses to support clinical trials for ceftolozane/tazobactam; (ii) an increase of $42.2 million in milestone and upfront payments primarily related to the acquisition of expanded rights to develop and commercialize ceftolozane/tazobactam from Astellas and the upfront fee to Hydra to amend our existing license and collaboration agreement; and (iii) an increase of $40.0 million in unallocated internal research and development expenses primarily due to additional headcount to support our clinical and pre-clinical programs and $12.4 million in stock-based compensation expense related to the acquisition of Trius.

Contingent Consideration Expense

Contingent consideration expense for the nine months ended September 30, 2013 and 2012, is primarily due to the time value of money.

Selling, General and Administrative Expense

The increase in selling, general and administrative expense for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, is primarily due to: (i) transaction costs of $14.1 million related to the acquisition of Trius and Optimer; (ii) stock-based compensation expense of $11.6 million related to the acquisition of Trius; and (iii) an increase in employee-related expenses and consulting charges, including attorney’s fees.

Other Income (Expense), net

The following table sets forth other income (expense), net, for the periods presented:

	Nine Months Ended September 30,
	2013	2012	% Change
	(in millions)
Interest income	$2.1	$2.2	(7)%
Interest expense	(23.4)	(25.5)	(9)%
Other expense	(34.8)	(6.7)	423%
Total other income (expense), net	$(56.1)	$(30.0)	87%

The increase in other expense for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, is primarily due to the loss on the induced conversion of $221.2 million of the principal amount of our 2017 Notes in September 2013. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Provision for Income Taxes

The following table reconciles the federal statutory tax rate to the effective tax rates and the related impact to the provision for income taxes for the periods presented:

	Nine Months Ended September 30,
	2013	2012
Federal statutory tax rate applied to income before taxes	35.0%	35.0%
Differential arising from:
State	3.4%	1.3%
Non-deductible expenses	(17.3)%	0.6%
Domestic manufacturing deduction	9.8%	(2.7)%
Contingent consideration	(15.8)%	0.7%
2013 Federal research credit	54.5%	—%
Prior year federal research credits	31.1%	—%
Transaction costs	(19.4)%	—%
Non-deductible loss on extinguishment of 2017 Notes	(67.5)%	—%
Impact of reserve for uncertain tax positions	2.6%	(6.7)%
Other	(5.3)%	—%
Total	11.1%	28.2%

As a result of our expected full year pre-tax loss for 2013, permanent items effecting the tax rate that reduce taxable income or reduce taxes payable are shown as an increase in the rate, as they increase the overall tax benefit for the nine months ended September 30, 2013. Permanent items that increase taxable income or increase the tax liability reduce the rate of tax benefit and are shown as negative items for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, during which we were expecting full year pre-tax income and an overall tax provision, items that decrease the tax rate are shown as negative items, while items that increase the tax rate are shown as positive items.

The effective tax rate of 11.1% for the nine months ended September 30, 2013, differs from the effective tax rate of 28.2% for the nine months ended September 30, 2012, primarily due to the significant permanent book-to-tax differences in relation to the expected full year pre-tax loss for 2013. These permanent differences include non-deductible losses incurred in connection with the induced conversion of $221.2 million of the principal amount of the 2017 Notes in September 2013, and non-deductible transaction costs associated with the acquisitions of Trius and Optimer. The impact of these non-deductible expenses was partially offset by the benefit of the 2013 federal research credit, as well as prior year research credits, including the 2012 federal research credit, which was retroactively extended to January 1, 2012, by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. The effective tax rate of 28.2% for the nine months ended September 30, 2012, also included the impact of the resolution of uncertain state tax positions in the second quarter of 2012, which resulted in an income tax benefit.

Liquidity and Capital Resources

A summary of our cash, cash equivalents, investments and certain financial obligations as of the periods presented below is as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Cash and cash equivalents	$538.5	$104.0
Short-term investments	382.7	872.2
Long-term investments	76.6	3.2
Total	$997.8	$979.4

Outstanding principal on convertible senior notes	$1,028.8	$450.0
Payable to Glaxo Group Limited, or Glaxo	16.0	19.5
Total	$1,044.8	$469.5

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

Investments

We invest in bank deposits, corporate and municipal notes, U.S. Treasury securities and federal agency securities. We also make strategic investments through various business development transactions that we believe complement our business. See Note A., “Basis of Presentation and Accounting Policies,” and Note D., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Borrowings and Other Liabilities

Convertible Senior Notes

We have convertible debt outstanding as of September 30, 2013, related to our 2020 Notes, 2018 Notes and 2017 Notes, or collectively the Convertible Senior Notes. In September 2013, we issued $800.0 million aggregate principal convertible senior unsecured notes in two series, with one series consisting of $350.0 million aggregate principal amount of the 2018 Notes, and the other series consisting of $450.0 million aggregate principal amount of the 2020 Notes. The 2018 Notes and 2020 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on the 2018 Notes and 2020 Notes on each March 1st and September 1st through September 1, 2018 and September 1, 2020, respectively.

In October 2010, we issued $450.0 million aggregate principal amount of the 2017 Notes. In September 2013, holders of $221.2 million of the principal amount of the 2017 Notes converted their notes at a conversion rate of 34.2759 shares of common stock per $1,000 of principal amount, or approximately $29.18 per share of common stock, into 7,580,923 shares of our common stock.  To induce these holders to convert, we agreed to make individually-negotiated  aggregate cash payments of $22.0 million to the converting holders of the 2017 Notes as consideration for their agreement to convert their 2017 Notes. The 2017 Notes are convertible into common stock upon satisfaction of certain conditions. Interest is payable on each May 1st and November 1st through November 1, 2017. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Glaxo Payable

In connection with the acquisition of Adolor Corporation, or Adolor, we assumed the obligation to pay Glaxo six annual payments aggregating to $22.5 million as a result of Adolor’s termination of its collaboration agreement with Glaxo in September 2011. We recorded the fair value of the remaining annual payments at the date of acquisition. As of September 30, 2013, we have paid $6.5 million of the aggregate amount owed to Glaxo.

Credit Facility

In November 2012, we entered into a $150.0 million three-year senior secured, syndicated revolving credit facility, or the credit facility, with a group of lenders, including Royal Bank of Canada as administrative agent. On September 3, 2013, we entered into an amendment to the credit facility, which among other changes, allows for the option to increase the credit facility by up to an additional $150.0 million, subject to pro forma compliance with financial covenants under the credit facility. The credit facility, which includes a sublimit for letters of credit, will be used for general corporate purposes. The obligations under the credit facility are guaranteed by our existing and future domestic subsidiaries and are secured by substantially all of our assets and those of our subsidiary guarantors, including a mortgage on our facilities. The credit facility contains affirmative and negative covenants that we believe are customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The credit facility also requires us to maintain a maximum total leverage ratio, a maximum senior secured leverage ratio, a minimum interest coverage ratio and a minimum liquidity amount. There were no borrowings outstanding under the credit facility as of September 30, 2013 or December 31, 2012. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

Repurchases of Common Stock or Convertible Senior Notes Outstanding

From time to time, our Board of Directors may authorize us to repurchase shares of our common stock, repurchase, in cash or common stock, our outstanding Convertible Senior Notes, or make a cash payment to holders of our Convertible Senior Notes to induce a conversion of the notes pursuant to the terms of the Convertible Senior Notes, in each case, in privately-negotiated transactions, publicly-announced programs or otherwise. If and when our Board of Directors should determine to authorize any such action, it would be on terms and under market conditions that our Board of Directors determines are in the best interest of Cubist and its stockholders. Any such actions could deplete significant amounts of our cash resources.

Cash Flows

Our net cash flows for the periods presented below are as follows:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Net cash (used in) provided by operating activities	$(28.4)	$113.7
Net cash used in investing activities	$(281.4)	$(206.7)
Net cash provided by (used in) financing activities	$744.3	$(49.4)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013, was $28.4 million, as compared to net cash provided by operating activities of $113.7 million for the nine months ended September 30, 2012. The change from net cash provided by operating activities for the nine months ended September 30, 2012, to net cash used in operating activities for the nine months ended September 30, 2013, is primarily due to: (i) a $25.0 million payment to Astellas as consideration for expanded rights to develop and commercialize ceftolozane/tazobactam; (ii) a $15.0 million upfront payment to Hydra to amend our existing license and collaboration agreement; (iii) the $34.6 million loss on the partial extinguishment of our 2017 Notes; (iv) $39.2 million in acquisition-related costs; and (v) a significant increase in research and development spending for our Phase 3 clinical trials, as compared to the nine months ended September 30, 2012.

Net cash (used in) provided by operating activities for both the nine months ended September 30, 2013 and 2012, included the impact of milestone payments to the former stockholders of Calixa of $24.3 million and $17.4 million, respectively, for the portion of the milestone payment related to the amount in excess of its acquisition-date fair value. The payments were made as a result of first patient enrollment in our ceftolozane/tazobactam open-label study in patients with VABP and first patient enrollment in Phase 3 clinical trials for cIAI during the nine months ended September 30, 2013 and 2012, respectively.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013,  increased $74.7 million as compared to the nine months ended September 30, 2012. The increase in cash used in investing activities is primarily due to: (i) $671.7 million of cash used in the acquisition of Trius, net of cash acquired; (ii) $25.0 million for the purchase of non-voting preferred stock of Optimer; and (iii) a $20.0 million payment in exchange for the exclusive option to acquire Adynxx. These increases were partially offset by net proceeds from maturities of investments of $447.0 million for the nine months ended September 30, 2013, compared to net purchases of investments of $192.5 million for the nine months ended September 30, 2012.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013, was $744.3 million, as compared to net cash used in financing activities of $49.4 million for the nine months ended September 30, 2012. The change from net cash used in financing activities for the nine months ended September 30, 2012, to net cash provided by financing activities for the nine months ended September 30, 2013, is primarily due to cash provided by the issuance of the convertible debt and warrants of $800.0 million and $121.7 million, respectively, which was partially offset by cash used to purchase convertible bond hedges and the payment of debt issuance costs of $179.4 million and $24.7 million, respectively.

Commitments and Contingencies

Legal Proceedings

See Note N., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements for additional information.

Business Agreements

Optimer Merger and CVR Agreements

As a result of our completion of the acquisition of Optimer on October 24, 2013, we have committed, under the terms of the merger agreement, to make future payments to the holders of Optimer CVRs if certain sales milestones are achieved with respect to DIFICID and other specified products in the U.S. and Canada during the period from and including July 1, 2013 through and including December 31, 2015. We granted transferable CVRs to the former stockholders of Optimer, which represent the right to receive an additional cash payment of up to $5.00 per CVR upon achievement of certain sales milestones for a total maximum undiscounted potential CVR payout of $253.9 million. See Note O., “Subsequent Events” in the accompanying notes to the condensed consolidated financial statements for additional information.

Astellas License Amendment

In connection with our acquisition of Calixa, we acquired the rights to ceftolozane, which Calixa had licensed from Astellas. In March 2013, our license agreement with Astellas was amended to expand the territory in which we hold the rights to manufacture, market and sell any products that incorporate ceftolozane, including ceftolozane/tazobactam, to include the Asia-Pacific and Middle East territories that Astellas had retained under the original agreement. With this amendment, we now own worldwide rights to ceftolozane/tazobactam, subject to ongoing milestone and royalty obligations to Astellas. As consideration for these expanded rights, we made a one-time payment of $25.0 million to Astellas in March 2013, which was included within research and development expense in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013.

Adynxx Option Agreement

In February 2013, we entered into an option agreement with Adynxx. Under the agreement, we made a $20.0 million payment to Adynxx, which is non-refundable except in limited circumstances, and obtained an exclusive option to acquire 100% of the outstanding shares of Adynxx. The option is exercisable during any period prior to sixty days following our receipt of the data from a Phase 2 clinical trial for Adynxx’s lead product candidate, AYX1, subject to extension in certain limited circumstances. Adynxx is studying AYX1 as a potential treatment for the reduction of acute pain and prevention of persistent and chronic pain following surgery. If we exercise our option, we would make an additional payment of $40.0 million to acquire Adynxx, net of any cash acquired or liabilities assumed, and would be obligated to make certain additional payments to the stockholders of Adynxx that are contingent upon the achievement of certain development, regulatory and sales milestones. See Note D., “Investments,” in the accompanying notes to condensed consolidated financial statements for additional information.

Other Agreements

Under the terms of certain of our other business agreements, including license, collaboration, merger and commercialization agreements, we have committed to make potential future milestone payments to third parties upon achievement of certain development, regulatory, or commercial milestones. Additional information regarding our business agreements can be found in Note B., “Business Agreements,” in the notes to consolidated financial statements in our 2012 Form 10-K.

Contingent Consideration

In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on our condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to expectations regarding the probability of achieving certain development, regulatory, and sales milestones, the expected timing in which these milestones will be achieved and a discount rate. The use of different assumptions could result in materially different estimates of fair value. As of September 30, 2013, the contingent consideration related to the Trius, Adolor and Calixa acquisitions are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 100% of the total liabilities measured at fair value. See Note E., “Fair Value Measurements,” in the accompanying notes to condensed consolidated financial statements for additional information.

Trius

Under the terms of the merger agreement pursuant to which we acquired Trius in September 2013, we have committed to make future payments to the former stockholders of Trius if certain sales milestones are achieved with respect to tedizolid phosphate and certain other specified products. We granted non-transferable CVRs to the former stockholders of Trius, which represent the right to receive payments in addition to the upfront purchase price, of up to a maximum amount of $2.00 in cash for each share owned by the former stockholders of Trius upon achievement of such milestones. The undiscounted amount of contingent consideration that Cubist could pay to the former stockholders of Trius under the merger agreement ranges from zero to approximately $108.4 million. See Note C., “Business Combinations and Acquisitions,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Adolor

Under the terms of the merger agreement pursuant to which we acquired Adolor in December 2011, we have committed to make future payments to the former stockholders of Adolor if certain regulatory milestones, sales milestones or a combination of both are achieved with respect to bevenopran. We granted non-transferable contingent payment rights to the former stockholders of Adolor, which represent the right to receive payments in addition to the upfront purchase price, up to a maximum amount of $4.50 in cash for each share owned by Adolor’s former stockholders upon achievement of such milestones. The aggregate remaining, undiscounted amount of contingent consideration that we could pay to the former stockholders of Adolor under the merger agreement ranges from zero to approximately $233.8 million.

Calixa

Under the terms of the merger agreement pursuant to which we acquired Calixa in December 2009, we have committed to make future milestone payments to the former stockholders of Calixa if certain development, regulatory or commercial milestones are achieved with respect to ceftolozane/tazobactam or other products that incorporate ceftolozane. In July 2013, we announced first patient enrollment in our open-label study of ceftolozane/tazobactam in patients with VABP, which triggered a $40.0 million milestone payment to the former stockholders of Calixa, which was paid in August 2013. We may be required to make up to an additional $180.0 million of undiscounted payments to the former stockholders of Calixa.

Contractual Obligations

Dong-A ST Co., Ltd.

In connection with Cubist’s acquisition of Trius in September 2013, Cubist acquired the rights to tedizolid phosphate, which Trius had licensed from Dong-A ST Co., Ltd., or Dong-A, under a January 2007 license agreement. As a result of acquiring Trius, we assumed obligations under the license agreement to pay Dong-A remaining milestone payments of up to $11.5 million if certain development and regulatory approval milestones are achieved. In addition, we are obligated to pay Dong-A tiered single-digit royalties on worldwide net sales of tedizolid phosphate on a country-by-country basis, excluding North and South Korea, until the later of: (i) 12 years after the date of the first commercial sale of tedizolid phosphate in such country; and (ii) the expiration of the last patent covering tedizolid phosphate in such country.

Hydra

In June 2013, we entered into an amended and restated collaboration and license agreement with Hydra under which we paid Hydra an upfront payment of $15.0 million in connection with a restructuring of the financial terms of our original agreement. The restructuring eliminated potential payments of up to $572.0 million that we would have been required to make upon the achievement of certain development and sales milestones. In addition, each party agreed to pay low single-digit royalties to the other party for worldwide net sales of its respectively licensed products.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

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

Interest Rate Sensitivity

The potential change in the fair value of our fixed-rate investments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a decrease in fair value of $2.1 million on our fixed-rate investments as of September 30, 2013. In addition to interest risk, we are subject to liquidity and credit risk as it relates to these investments.

The interest rates on our Convertible Senior Notes are fixed and therefore they do not expose us to risk related to rising interest rates.

Equity Price Risk

2018 Notes and 2020 Notes

Our 2018 Notes and 2020 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair values of our 2018 Notes and 2020 Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

The 2018 Notes and 2020 Notes are convertible into common stock at an initial conversion rate of 12.1318 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $82.43 per share of common stock. The 2018 Notes and 2020 Notes will mature on September 1, 2018 and 2020, respectively, unless earlier repurchased or converted in accordance with their terms prior to such date. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information. The 2018 Notes and 2020 Notes bear cash interest at an annual rate of 1.125% and 1.875%, respectively, payable on March 1st and September 1st of each year, beginning on March 1, 2014. As of September 30, 2013, the fair value of the 2018 Notes and 2020 Notes was estimated by us to be $379.3 million and $480.8 million, respectively.

2017 Notes

Our 2017 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. The amount of cash we may be required to pay is determined by the price of our common stock. The fair value of our 2017 Notes is dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

The 2017 Notes are convertible into common stock at an initial conversion rate of 34.2759 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $29.18 per share of common stock. The 2017 Notes will mature on November 1, 2017 unless earlier repurchased or converted in accordance with their terms prior to such date. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information. The 2017 Notes bear cash interest at an annual rate of 2.50%, payable on May 1st and November 1s of each year, beginning on May 1, 2011. As of September 30, 2013, the fair value of the remaining 2017 Notes was estimated by us to be $526.2 million. As of December 31, 2012, we estimated the fair value of the 2017 Notes to be $699.8 million.

Convertible Bond Hedge and Warrant Transactions

To minimize the impact of potential dilution to our common stock upon conversion of the 2018 Notes and 2020 Notes, we entered into convertible bond hedges covering 9,705,442 shares of our common stock. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants to acquire, subject to customary adjustments, 9,705,442 shares of our common stock at an exercise price of approximately $96.43 per share, also subject to adjustment. The convertible bond hedge and warrant transactions associated with the 2018 Notes and 2020 Notes include settlement provisions that are based on the price of our common stock. The amount of cash or number of shares that we may receive from the counterparties to the convertible bond hedges and the number of shares that we may be required to provide to the counterparties to the warrant transactions are also determined by the price of our common stock. The convertible bond hedge transactions have an exercise price of approximately $82.43 and are exercisable when and if the 2018 Notes and 2020 Notes are converted. The warrants are exercisable over the 80 trading day period beginning on November 30, 2018 or November 30, 2020, as applicable. See Note J., “Debt,” in the accompanying notes to condensed consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.                 LEGAL PROCEEDINGS

See Note N., “Legal Proceedings,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

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

Our current ability to maintain and grow revenues depends primarily on the commercial success of CUBICIN in the U.S. CUBICIN’s continued acceptance by the medical community and the future market demand and medical need for CUBICIN are critical factors in CUBICIN’s continued success. Although we also generate revenues from our sales of ENTEREG and DIFICID, such revenues have been and are expected to be much lower than our CUBICIN revenues. Therefore, if we are unable to continue to maintain and grow revenues from sales of CUBICIN, our future operating results and financial condition could be materially adversely affected.

CUBICIN may not continue to be accepted by hospitals, physicians and other health care providers.

CUBICIN may not continue to be accepted by hospitals, physicians and other health care providers for its approved indications in the U.S., particularly as the market into which CUBICIN is sold is growing only modestly, if at all, and economic problems persist. These factors have resulted in increased efforts by hospitals and others to minimize expenditures by encouraging the purchase of lower-cost alternative therapies, including generic products like vancomycin, patients electing lower-cost alternative therapies due to increased out-of-pocket costs, patients choosing to have fewer elective surgeries and other procedures, and lower overall admissions to hospitals.

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

•                  the rate of growth or contraction, if any, of the overall market into which CUBICIN is sold, including the market for products to treat MRSA skin and bloodstream infections;

•                  our ability to effectively promote CUBICIN to those physicians who treat patients for whom CUBICIN would be appropriate, particularly in light of increasing restrictions on our sales force’s access to physicians;

•                  our ability to maintain and enforce U.S. and foreign patent protection for CUBICIN, particularly in light of efforts by companies such as Strides Inc., or Strides, Hospira Inc., or Hospira and Teva Parenteral Medicines Inc., or Teva, to obtain approval to market generic versions of CUBICIN;

•                  our ability to maintain and grow market share and vial sales as the price of CUBICIN increases in a market that has shown modest growth at best and in light of the cost containment efforts of hospitals;

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

Our ability to successfully sell ENTEREG and DIFICID depends on many of the same factors listed above that may impact our sales of CUBICIN.

Our ability to grow revenues and execute on our long-term strategy depends heavily on our ability to acquire and/or discover, develop, and obtain marketing approval for additional products or product candidates, such as tedizolid phosphate and ceftolozane/tazobactam.

In order for us to achieve our long-term business objectives, we will need to acquire and/or successfully develop and commercialize additional products or product candidates, including tedizolid phosphate, ceftolozane/tazobactam and others. Although we have made, and expect to continue to make, significant investments in research and development, including by increasing our research and development personnel, we have had only a limited number of our internally-discovered product candidates even reach the clinical development stage. Failure by us to successfully acquire and/or develop and obtain marketing approval for additional products and product candidates would likely have a material adverse effect on our ability to grow revenues, our financial condition, and our ability to execute on our long-term business objectives.

Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. Drug candidates are subject to extensive pre-clinical testing before they can even be tested in human clinical trials. Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory approval for the product candidate, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Regulatory authorities such as the FDA and its foreign equivalents have broad discretion in the review process and may decide that the results of any clinical trials we conduct for a product candidate are insufficient for approval. If we are not successful in developing and obtaining marketing approvals for additional product candidates, including tedizolid phosphate, for which we recently submitted an NDA to the FDA, and ceftolozane/tazobactam, our long-term business plans would be adversely affected.

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

The commercial success of CUBICIN and DIFICID and, if approved, our drug candidate tedizolid phosphate, in territories outside the U.S. is largely dependent on our third-party partners and other factors outside of our control.

We do not market and sell CUBICIN directly outside of the U.S., but rely on third parties to do so. Our international partners may not be successful in launching or marketing CUBICIN in their markets, which includes countries in Europe, Asia (including, Japan), and Latin America. To date, European sales have grown more slowly than U.S. sales did in the same period after launch due primarily to lower MRSA rates in some European countries, an additional glycopeptide competitor (teicoplanin), which is not approved in the U.S., the commercialization strategy and mix of resources that our European partner, Novartis AG, has been using to commercialize CUBICIN, as well as other factors. Even if our international partners are successful in commercializing CUBICIN, we only receive a portion of the revenues from non-U.S. sales of CUBICIN.

Pursuant to the terms of certain collaboration agreements entered into prior to our acquisition of Optimer, Optimer granted to third parties, including Astellas Pharma Europe Ltd., Astellas Pharma Inc., Specialised Therapeutics Australia Pty. Ltd. and AstraZeneca UK Limited, exclusive rights to develop and commercialize DIFICID in various territories outside the U.S. and Canada, including Europe, Japan, Australia and Latin America. Consequently, our ability to generate any revenues from DIFICID in territories outside the United States and Canada depends on our collaboration partners’ ability to obtain regulatory approvals for and successfully commercialize DIFICID in their respective territories.  We have limited control over the amount and timing of resources that our collaboration partners will dedicate to these efforts.  In addition, even if our international partners are successful in commercializing DIFICID, we only receive a portion of the revenues from sales of DIFICID outside of the United States and Canada.

Pursuant to the terms of a collaboration agreement entered into prior to our acquisition of Trius, Trius granted to Bayer Pharma AG, or Bayer, exclusive rights to develop and commercialize the drug candidate tedizolid phosphate in China, Japan and substantially all other countries in Asia, Africa, Latin America and the Middle East, excluding North and South Korea. As a result, our ability to generate any revenues from tedizolid phosphate in Bayer’s territories depends on Bayer’s ability to obtain regulatory approvals for and successfully commercialize tedizolid phosphate in its respective territories.  We have limited control over the amount and timing of resources that Bayer will dedicate to these efforts.  In addition, even if Bayer is successful in obtaining regulatory approvals and commercializing tedizolid phosphate, we only receive a portion of the revenues from sales of tedizolid phosphate in Bayer’s territories.

We may not be able to protect our proprietary rights in CUBICIN in the face of challenges from companies like Strides, Hospira and Teva who seek to sell generic versions of CUBICIN.

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

In August 2013, we received a letter from Strides notifying us that it had submitted an Abbreviated New Drug Application, or ANDA, to FDA seeking approval to market a generic version of daptomycin for injection (the active pharmaceutical ingredient, or API, in CUBICIN), 500 mg/vial. The notice letter further stated that Strides is asserting that each claim in the relevant CUBICIN patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer to sell in the U.S., or importation into the U.S. of the drug product described by Strides’ ANDA. In October 2013, we filed patent infringement lawsuits against Strides in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of New Jersey alleging infringement of certain U.S. patents covering CUBICIN. The complaints seek: (i) an order preventing the effective date of the FDA’s approval of Strides’ ANDA until the expiration of the patents in the respective lawsuits; (ii) an order preventing Strides from making, using, selling, offering for sale, marketing, distributing or importing Strides’ generic version of CUBICIN until the expiration of the patents in the respective lawsuits; and (iii) an award of attorney’s fees. By statute, the FDA is automatically prohibited from approving Strides’ ANDA for 30 months from Cubist’s receipt of Strides’ Paragraph IV notification letter, unless the court enters a judgment finding the patents invalid, unenforceable or not infringed before the expiration of the 30-month period or otherwise shortens the 30-month period. Until this dispute is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in these litigations, whether appealable or not, would likely cause our stock price to decline. Any final, unappealable, adverse result in these litigations would likely have a material adverse effect on the continued commercialization of CUBICIN, our results of operations and financial condition and cause our stock price to decline. In any event, this dispute and these litigations may result in substantial cost to us and distract our management from other aspects of our business.

In February 2012, we received a letter from Hospira notifying us that it had submitted an ANDA, to the FDA seeking approval to market a generic version of daptomycin for injection, 500 mg/vial, which ANDA was subsequently amended by Hospira in May 2012. In August 2012, we received another letter from Hospira notifying us that it had submitted to the FDA an NDA seeking approval to market a generic version of daptomycin for injection, 350 mg/vial. Each of the notice letters further stated that Hospira is asserting that each claim in the relevant CUBICIN patents is invalid, and/or unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the drug product described by Hospira’s ANDA, as amended, and NDA. In 2012, we filed several patent infringement lawsuits against Hospira in the U.S. District Court for the District of Delaware alleging infringement of certain U.S. patents covering CUBICIN. The complaints seek: (i) an order preventing the effective date of the FDA’s approval of Hospira’s ANDA and NDA until the expiration of the relevant patents; (ii) an order preventing Hospira from making, using, selling, offering for sale, marketing, distributing or importing its generic versions of CUBICIN until the expiration of the relevant patents; and (iii) an award of attorney’s fees. In March 2013, the FDA tentatively approved Hospira’s NDA; however, Hospira’s NDA daptomycin product cannot be marketed until the FDA issues a final approval letter, after all patent or exclusivity issues have been resolved.  The court has scheduled the trial in these related actions to begin in February 2014. Until this dispute is finally resolved, the uncertainty of the outcome may cause our stock price to decline. In addition, an adverse result in these litigations, whether appealable or not, would likely cause our stock price to decline. Any final, unappealable, adverse result in these litigations would likely have a material adverse effect on the continued commercialization of CUBICIN, our results of operations and financial condition and cause our stock price to decline. In any event, this dispute and these litigations may result in substantial cost to us and distract our management from other aspects of our business.

In April 2011, we entered into a settlement agreement with Teva and its affiliates to resolve patent infringement litigation with respect to CUBICIN. Under the settlement agreement, we granted Teva a non-exclusive, royalty-free license to sell a generic daptomycin for injection product in the U.S. beginning on the later of: (i) December 24, 2017, and (ii) if our daptomycin for injection product receives pediatric exclusivity, June 24, 2018. The license we granted to Teva would become effective prior to the later of these two dates if: (i) the patents that were the subject of the patent litigation with Teva are held invalid, unenforceable or not infringed with respect to a third party’s generic version of daptomycin for injection, which could occur if Strides or Hospira is successful in our patent litigation with Strides or Hospira, as respectively applicable, (ii) a third party sells a generic version of daptomycin for injection under a license or other authorization from us, or (iii) there are no longer any unexpired patents listed in the FDA’s list of “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly referred to as the Orange Book) as applying to our NDA covering CUBICIN. Teva may also sell generic daptomycin supplied by Cubist at an earlier date upon certain specified types of “at risk” launches of a generic daptomycin for injection product by a third party. The license terminates upon the expiration, or an unappealed or unappealable determination of invalidity or unenforceability, of all the licensed patents, including any pediatric or other exclusivity relating to the licensed patents or CUBICIN. If this license becomes effective, or the license or settlement agreement terminates earlier than we anticipate, our business and results of operations could be materially impacted.

In addition, the Federal Trade Commission or the Department of Justice, or DOJ, could seek to challenge our settlement with Teva, or a competitor, customer or other third party could initiate a private action under antitrust or other laws challenging our settlement with Teva. While we believe our settlement is lawful, we may not prevail in any such challenges or litigation. We may incur significant costs in the event of an investigation or in defending any such action, and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

We may not be able to obtain, maintain or protect proprietary rights necessary for the continued development and commercialization of our products, product candidates and research technologies.

Our commercial success will also depend in part on obtaining and maintaining U.S. and foreign patent protection for CUBICIN and DIFICID, U.S. patent protection for ENTEREG, U.S. and foreign patent protection for our drug candidates and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges. For our products and drug candidates where we cooperate with a partner, collaborator or other third party to enforce and defend the proprietary rights, such as ENTEREG, DIFICID, tedizolid phosphate, ceftolozane/tazobactam, and bevenopran, our commercial success will depend in part on such partners, collaborators or other third parties cooperating with us or doing the same on their own. We have limited control over the amount and timing that such partners, collaborators or other third parties will dedicate to these efforts.

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

We rely on third parties to manufacture CUBICIN, DIFICID, ENTEREG and our other product candidates, and any difficulties, delays or disruptions in the manufacturing process or supply of any of our products or product candidates could have a material adverse effect on our business operations.

We rely on third parties to manufacture API and finished drug product for all of our products and product candidates, including CUBICIN. We also rely on third parties to manufacture material for the conduct of ongoing and planned clinical trials, including our ongoing and planned ceftolozane/tazobactam trials. Any difficulties, delays or disruptions in the manufacturing process for any of our products or product candidates could result in a number of adverse consequences for our business, including but not limited to, a loss of inventory, our inability to supply sufficient quantities of drug product to meet U.S. demand, our inability to satisfy our contractual obligations to supply our international CUBICIN and DIFICID partners, our inability to supply sufficient quantities of test material to conduct our clinical trials in a timely or cost effective manner and the incurrence of substantial additional costs to remediate or identify alternatives sources of supply. Our product candidates, including ceftolozane/tazobactam and tedizolid phosphate, will not be approved for marketing by the FDA unless the FDA also approves the facilities used by our third-party manufacturers to produce the candidates for commercialization. If our manufacturers cannot successfully manufacture material on a commercial scale that conforms to our specifications and the FDA’s strict regulatory requirements, the FDA will not approve the manufacturing facilities, which would result in significant delays in obtaining FDA marketing approval for our product candidates. Any of these consequences could result in a material adverse effect on our results of operations, financial condition and long-term business plans.

We contract with ACS Dobfar SpA, or ACSD, as our sole provider of our commercial supply of CUBICIN API worldwide. Although we hold a supply of safety stock of API at another warehouse/distribution center in addition to what is stored at ACSD, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability at these facilities that causes a loss of this safety stock would heighten the risk that we face. We contract with multiple third parties, including Hospira Worldwide, Inc., or Hospira Worldwide, and Oso Biopharmaceuticals Manufacturing LLC, or Oso, to manufacture and supply to us finished CUBICIN drug product for our worldwide needs. Hospira, which has submitted filings to the FDA seeking approval to market generic versions of CUBICIN, is an affiliate of Hospira Worldwide. For many of the non-U.S. markets in which CUBICIN is sold, either Hospira Worldwide or Oso is the sole supplier of one or more of the vial sizes that are sold in such markets, which will make it difficult to switch to another supplier even if we experience problems with either Hospira Worldwide or Oso.

We contract with Biocon Limited, or Biocon, as our sole provider of our commercial supply of fidaxomicin, the API in DIFICID, and contract with Patheon Inc., or Patheon, as our sole provider of our commercial supply of fidaxomicin finished drug product, including DIFICID. We maintain higher inventory levels to account for risk associated with having a single supplier of fidaxomicin API and drug product. If demand is less than our current expectations by a significant degree, we may realize inventory excess or obsolescence, which may require a financial impairment to certain fidaxomicin inventory. In addition, if we do not order certain minimum quantities of fidaxomicin from Biocon because of insufficient demand, we will owe payments to Biocon for failure to satisfy these minimum order obligations.

We also rely on third-party contract manufacturing organizations, or CMOs, to manufacture clinical trial materials for our drug candidates, and we will rely on CMOs to manufacture commercial supplies, if any such drug candidates are ultimately approved for commercial sale. In order to successfully develop and commercialize these drug candidates in a timely manner, we and our CMOs must be able to develop and execute on manufacturing processes, and reach agreement on contract terms, for each candidate that will:

•                  be approved by the FDA and/or other regulatory authorities in the countries where such candidates are to be manufactured or sold;

•                  provide sufficient quantities of API and drug product of such candidates to meet our clinical trial needs and ultimate market demand; and

•                  provide such amounts at a cost that will allow us to make an adequate profit.

We have not yet been able to meet these manufacturing process requirements for any of our current drug candidates, including tedizolid phosphate and ceftolozane/tazobactam, all of which have complex manufacturing processes, which make meeting these requirements even more challenging. If we are unable to develop manufacturing processes for tedizolid phosphate and ceftolozane/tazobactam and our other drug candidates that satisfy these requirements, our development programs will be delayed, our financial performance will be adversely impacted and we will be unable to meet our long-term goals.

We contract with Albany Molecular Research, Inc., or AMRI, as our sole provider of API for our drug candidate tedizolid phosphate, and contract with Patheon as our sole provider of oral and intravenous tedizolid phosphate finished products. By having a sole supplier for tedizolid phosphate we are subject to the same risks described above for CUBICIN API and DIFICID API and finished drug product.

ACSD, our sole supplier of CUBICIN API, may be a commercial supplier of drug substance and/or drug product for certain of our drug candidates, including for ceftolozane/tazobactam. As a result, we may have an even greater reliance on ACSD for supply of our products than we currently do, which could increase the potential adverse impact on our results of operations, financial condition and long-term business plans if there are any problems with ACSD’s operations, business or solvency. In addition, we plan on receiving supply of certain of the key components of ceftolozane/tazobactam from CMOs in China, who would be our sole suppliers of such key components. Sourcing supply of these key components from Chinese CMOs adds new risks to our supply chain and business, including risks to any intellectual property or proprietary processes related to such components.

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

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. CUBICIN faces competition in the U.S. from commercially-available drugs such as: vancomycin, marketed generically by Abbott Laboratories, Shionogi & Co., Ltd. and others; Zyvox®, marketed by Pfizer, Inc., or Pfizer; Synercid®, marketed by King Pharmaceuticals, Inc., which is a wholly-owned subsidiary of Pfizer; Tygacil®, marketed by Wyeth Pharmaceuticals, Inc., which is also a wholly-owned subsidiary of Pfizer; VIBATIV™,  marketed by Theravance, Inc.; and Teflaro®,  marketed by Forest Laboratories, Inc. In particular, vancomycin has been a widely used and well-known antibiotic for more than 50 years and is sold in a relatively inexpensive generic form. Vancomycin sales account for approximately 70% of sales, based on days of therapy, in this market. In addition, CUBICIN is expected to face competition in the U.S. from a generic version of CUBICIN to be marketed by Teva under the terms of our settlement agreement with Teva. CUBICIN may also face competition in the U.S from a generic version of CUBICIN if Hospira’s ANDA or NDA, Strides’ ANDA or a third party’s filing to the FDA for approval to market a generic version of CUBICIN, is ultimately approved or a generic version of CUBICIN otherwise comes to market. CUBICIN also may face competition in the future from several drug candidates currently in clinical development as treatments for complicated skin and skin structure infections.

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

With respect to DIFICID, we face competition from branded Vancocin Pulvules, generic vancomycin capsules, reconstituted intravenous vancomycin “slurry” for oral administration and metronidazole. In particular, we anticipate DIFICID will continue to face increasing competition in the form of generic versions of branded products. DIFICID faces competition in the U.S. from an inexpensive generic form of metronidazole and vancomycin capsules, and in the EU faces competition from generic oral vancomycin. Generic therapies typically are sold at lower prices than branded antibiotics and generally are preferred by managed care providers of health services.

We expect that if our product candidates, such as tedizolid phosphate, are approved by the FDA, they will likewise face competition from generic versions of branded products.

We need to manage our growth effectively, and the increased breadth and complexity of our activities may expose us to additional risk.

We have expanded the scope of our business significantly in recent years. In 2010, we had one product, CUBICIN, which we were selling in the U.S. and no product candidates that had reached Phase 3 clinical trials. We are now selling three products on our own and have four product candidates in Phase 3 clinical trials. We also have grown our employee base substantially, particularly within our research and development and commercial organizations. We plan to continue adding products and drug candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing drug candidates through clinical trials. Our ability to continue to successfully commercialize our existing products, achieve our research and development objectives, add and integrate new products and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to effectively manage these increased demands on our organization and expand our organization and infrastructure. To manage the increasing breadth and complexity of our activities, we will also need to continue making significant additional investments in personnel, infrastructure, information management systems and resources. If we are unable to effectively manage and progress some or all of these activities, our ability to maximize the value of one or more of our products or product candidates could suffer, which could materially adversely affect our business.

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

Our success is dependent upon our ability to attract and retain highly qualified personnel and limit turnover

Our ability to be successful in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and other personnel. In order to attract and retain highly qualified and high performing employees, we provide competitive compensation packages. We also have provided retention letters to our executive officers and certain other key employees. However, despite our efforts to retain highly qualified and performing employees, key employees have in the past and may in the future choose to terminate their employment with us. Any failure to attract and retain our executive officers or other key employees could potentially harm our business and financial results. Also, we market and sell CUBICIN and ENTEREG in the U.S. and DIFICID in the U.S. and Canada through our own sales force and marketing team. Significant turnover or changes in the level of experience of our sales and marketing personnel, particularly our most senior sales and marketing personnel, could impact our ability to effectively sell and market CUBICIN and our other products.

We have undertaken and may in the future undertake strategic acquisitions, and we may not realize the benefits of such acquisitions.

As noted above, one of the ways we have grown our pipeline and business is through acquisitions, such as our recent acquisitions of Trius and Optimer. We have limited experience in acquiring businesses. Acquisitions involve a number of risks, in particular when more than one major acquisition occurs at a time, including: diversion of management’s attention from current operations; disruption of our ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel and assumption of disclosed and undisclosed liabilities. We may also acquire companies in which we are uncertain about the effectiveness of the acquired company’s internal controls and procedures, as in the case of Optimer, which had identified a material weakness in its internal controls over financial reporting for its most recently completed fiscal year. Integration of existing businesses may also include additional legal risks. For example, a SEC/DOJ investigation of Optimer with respect to an attempted potentially improper share grant, potentially improper payment to a research laboratory and certain matters that may be related thereto remains ongoing and the outcome is uncertain.  In addition, because certain of Trius’ revenues are derived through federal grants and government contracts, we may be subject to routine audit and investigations by the Department of Health and Human Services, or DHHS, the Defense Contract Audit Agency, or the DCAA. Moreover, the costs of the integration of the companies we acquire may be higher than we anticipated. The individual or combined effect of these risks could have a material adverse effect on our business.

Because the price paid for acquiring businesses often exceeds the book value of the acquired company, the successful realization of value from an acquisition typically derives from capitalizing on cost savings realized by combining the acquirer and target company. If we are unable to realize such cost savings, we may not be able to justify the price paid for such an acquisition. There is also the risk that our valuation of an acquired product or business may turn out to be erroneous and thereby cause us to have overvalued an acquisition target, which could have a material adverse effect on our results of operations.  As a result, we cannot assure you that, following our acquisition of Trius or Optimer or any future acquisitions, we will achieve revenues that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

The process of obtaining the necessary governmental approvals to market and sell drug products in the U.S. and in foreign countries is complex, time consuming, expensive and subject to a number of risks that could result in a failure to obtain approval for any product candidate, including tedizolid phosphate, ceftolozane/tazobactam, bevenopran and surotomycin.

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

Generally, no product can receive FDA approval or approval from comparable regulatory agencies in foreign countries unless human clinical trials show both safety and efficacy for each target indication in accordance with such authority’s standards. The large majority of drug candidates that begin human clinical trials fail to demonstrate the required safety and efficacy characteristics necessary for marketing approval. Failure to demonstrate the safety and efficacy of any of our drug candidates for each target indication in clinical trials would prevent us from obtaining required approvals from regulatory authorities, which would prevent us from commercializing those drug candidates. Negative or inconclusive results from the clinical trials or adverse medical events during the trials could lead to requirements that trials be repeated or extended, or that additional trials be conducted, any of which may not be clinically feasible or financially practicable, or that a program be terminated. For example, although we have designed our Phase 3 bevenopran trials to monitor and evaluate any potential adverse cardiovascular events, we do not plan to run a separate trial to specifically evaluate cardiovascular risks. If the Phase 3 trial data shows an imbalance in adverse cardiovascular events, our clinical data may be inadequate to obtain approval in the U.S. and the FDA may ultimately require that we conduct a separate cardiovascular study.  In addition, an FDA Advisory Committee is tentatively expected to convene in March 2014 to provide additional guidance on requirements for cardiovascular studies for mu-opioid antagonists. Because bevenopran is a mu-opioid antagonist, the outcome of this Advisory Committee could have a significant impact on the design, timing and cost of our bevenopran program. Any requirement to conduct an additional trial for bevenopran would increase our costs and extend our clinical time lines or, alternatively, we might decide to terminate our bevenopran development program, which could have a material impact on our results of operations. Clinical and other data are also often subject to varying interpretations, so even if we believe that the data from clinical trials that we conduct for a product candidate produced positive results, the FDA or other regulatory authorities may determine that the data we submit with any marketing approval application, including our planned NDA for ceftolozane/tazobactam and our NDA for tedizolid phosphate, is not adequate for approval. Our ability to generate revenues from the commercialization and sale of additional drug products will be limited by any failure to obtain the necessary regulatory approvals for additional product candidates. Biotechnology and pharmaceutical company stock prices have declined significantly in certain instances where companies have failed to obtain FDA or foreign regulatory authority approval of a drug candidate or if the timing of FDA or foreign regulatory authority approval is delayed. If the FDA’s or any foreign regulatory authority’s response to any application for approval is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

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

Even if our drug products are approved for marketing and commercialization, we may need to satisfy post-approval clinical study commitments and/or requirements in order to maintain certain aspects of the approval of such products. For example, in connection with our U.S. marketing approvals for CUBICIN and DIFICID, we have made certain Phase 4 clinical study commitments to the FDA. In addition, we are required to satisfy certain pediatric studies in connection with our U.S. marketing approval for ENTEREG. If we do not complete these studies or do not complete them within the time limits imposed by the FDA, the FDA could impose monetary fines or other sanctions on us, which could have a material adverse effect on our business. Also, in connection with the FDA’s approval of DIFICID, the FDA required a microbiological surveillance program to identify the potential for decreased susceptibility of C. difficile to DIFICID, as well as two post-marketing studies in pediatric patients and a randomized trial to evaluate the efficacy of DIFICID in the treatment of patients with multiple CDAD recurrences.  Depending on the outcome of these DIFICID studies, we may be unable to expand the indications for DIFICID, or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of DIFICID.  In addition, certain of these DIFICID studies utilize a dosing regimen that differs from the approved dosing regimen for DIFICID, which could result in safety issues that also negatively impact DIFICID sales and/or our product labeling.

We have collaborative and other similar types of relationships with third parties that expose us to a number of risks.

We have entered into, and anticipate that we will continue to enter into, collaborative and other types of contractual arrangements, which we refer to as collaborations, with third parties to discover, test, develop, manufacture, market and promote drug candidates and drug products. For example, we have agreements with several pharmaceutical companies to develop and commercialize CUBICIN, DIFICID and tedizolid phosphate outside the U.S. and collaborations with respect to certain of our pre-clinical programs. In order for existing and future collaborations to be successful, we need to be able to work effectively with our collaborators.

Reliance on collaborations poses a number of risks to our business including the following:

•                  our collaborators may not perform their contractual obligations, including complying with the required level of development or commercialization efforts and appropriate and timely reporting on adverse events in their territories, as expected;

•                  we may be dependent upon other collaborators to manufacture and supply API and drug product in order to develop and/or commercialize the drug product that is the subject of the collaboration, and our collaborators may encounter unexpected issues or delays in manufacturing and/or supplying such drug product;

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

•                  our collaborators could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could cause them to de-prioritize their efforts on our collaboration; and

•                  in the case of tedizolid phosphate, Bayer may terminate the license and collaboration agreement with us without cause upon advance notice to us and we may not be able to find another collaborator for the further development and commercialization of tedizolid phosphate in the Bayer Licensed Territory on acceptable terms, or at all, and we may not be able to pursue continued development and commercialization of tedizolid phosphate in the Bayer Licensed Territory on our own.

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

Although we held $997.8 million of cash, cash equivalents and investments as of September 30, 2013 and have a $150.0 million revolving credit facility, we paid upfront cash consideration of $550.5 million on October 24, 2013 upon completion of our acquisition of Optimer and may be required to seek additional funds in the future to execute on our long-term business strategy. We expect capital outlays and operating expenditures to increase over the next several years as we continue our commercialization of CUBICIN, ENTEREG and DIFICID, develop our drug candidates, seek to acquire companies, products and product candidates, expand our research and development activities and manufacturing and other infrastructure, and enforce our intellectual property rights. We may need to spend more money than currently expected because of unforeseen circumstances or circumstances beyond our control. In addition, if not repurchased or converted earlier, $450.0 million, $350.0 million, and $228.8 million of aggregate principal amount of our 2020 Notes, 2018 Notes and 2017 Notes currently outstanding, respectively, will become due in September 2020, September 2018 and November 2017, respectively. We may seek any additional needed funding through public or private financing or other arrangements with collaborators. If we raise additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, further dilution to existing stockholders could result. In addition, as a condition to providing additional funds to us, future investors or lenders may demand, and may be granted, rights superior to those of existing stockholders. If we issue additional debt securities in the future, our existing debt service obligations will increase further. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our debt service obligations or to repay our debt, we may be forced to delay or terminate clinical trials or curtail operations. We cannot be certain, however, that additional financing will be available from any of these sources when needed or, if available, will be on acceptable terms, if at all, particularly if the credit and financial markets are constrained at the time we require funding. If we fail to obtain additional capital when we need it, we may not be able to execute our current long-term business plans successfully.

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

The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include the following:

•                  if, in addition to Strides and Hospira, other third parties file applications with the FDA seeking approval to market generic versions of our products, we will need to assert and defend our patents, including by filing lawsuits alleging patent infringement;

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

An adverse outcome in any patent litigation, including the litigation with Strides and Hospira, or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial and have a material adverse effect on our results of operations, and some of our competitors may be able to sustain the cost of similar litigation and proceedings more effectively than we can because of their substantially greater resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could also have a material adverse effect on our ability to compete in the marketplace and our stock price.

The U.S.  federal budget sequestration process and the recent U.S. federal government shutdown may have a significant impact on our business.

The “sequestration” of the federal budget, which became effective on March 1, 2013, and provides for mandatory reductions in federal spending by as much as $1.1 trillion from 2013 through 2021, may have a significant adverse impact on our business. Sequestration spending reductions may adversely affect the FDA, potentially producing additional backlogs in the approval process that could adversely affect the timing of FDA review of our regulatory filings for our products and product candidates, including tedizolid phosphate, for which we recently submitted an NDA to the FDA, and ceftolozane/tazobactam. The recent U.S. federal government shutdown, and any future failure to approve the federal budget before funding is depleted, may also affect the FDA’s ability to timely review and process our NDA for tedizolid phosphate, which could have a material adverse effect on our business. The sequestration of the Medicare program, which includes a 2% reduction in Medicare payments, could also have a potentially significant negative impact on our business. These reductions impact payments to hospitals, physicians, and Medicare managed care and prescription drug plans, under Medicare Parts A, B and D, and the Medicare Advantage program. The significant magnitude of the sequestration payment reductions places additional financial pressures on Medicare providers, including hospitals with high inpatient Medicare volume, which could force these providers to take new measures to address the shortfall in previously-expected reimbursements. It is possible that these measures could result in heightened scrutiny and/or reduced purchasing of branded pharmaceuticals, such as CUBICIN, ENTEREG, DIFICID and any future drug product we may market.

Our revenues depend on the availability of adequate reimbursement from third-party payors for our current and future drug products.

In both domestic and foreign markets, sales of CUBICIN, ENTEREG, DIFICID and any future drug product we may market are dependent, in part, on the availability of adequate reimbursement from third-party payors such as state and federal government programs, including Medicare and Medicaid in the U.S., the health insurance funds in EU Member States, managed care providers and private insurance plans. Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of our products and related procedures or services. If these entities do not provide sufficient coverage and reimbursement for CUBICIN, ENTEREG, DIFICID or any future drug product we may market, these products may be too costly for general use, and physicians may prescribe them less frequently.

In the U.S., the Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the 340B/PHS drug pricing program, the Veterans Health Care Act of 1992 pricing program, and similar programs in foreign jurisdictions, impact the revenues that we derive from CUBICIN, ENTEREG and DIFICID.  Any future legislation or regulatory actions altering these programs or imposing new ones could have a significant adverse effect on our business. In the U.S. and elsewhere, there have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures may, among other things, negatively impact the level of reimbursement for pharmaceutical products, require higher levels of cost-sharing by beneficiaries, change the discounts required to be provided by pharmaceutical manufacturers to government payors and/or providers, extend government discounts to additional government programs and/or providers or reduce the level of reimbursement for health care services and other non-drug items. Any such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

Also, the trend toward managed health care in the U.S. and other countries, as well as the implementation of U.S. health care reform legislation enacted in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and the concurrent growth of organizations such as managed care organizations, accountable care organizations and integrated delivery networks, may result in increased pricing pressures for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us. In the U.S., individual states’ responses to ongoing financial pressures could also result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including CUBICIN, ENTEREG, DIFICID or any future drug product we may market. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

Outside the U.S., certain countries, including some EU Member States, set prices as part of the regulatory approval process for drug products with limited participation from drug sponsors. We cannot be sure that such prices will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions do not set prices for our drug candidates that are commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU.

Reimbursement for drug products in the EU Member States is governed by complex mechanisms established on a national level in each country. These mechanisms vary widely among the EU Member States and are constantly evolving, reflecting the efforts of the EU Member States to reduce public spending on healthcare. The EU Member States can restrict the range of drug products for which their national health insurance systems provide reimbursement and control the prices and reimbursement levels for drug products. An EU Member State may approve a specific price or level of reimbursement for drug products, or alternatively adopt a system of direct or indirect controls on the profitability of the company marketing the drug product, including volume-based arrangements. Further, an increasing number of EU Member States and other foreign countries use drug prices established in other countries as “reference prices” to help determine the price of the drug in their own territory. Consequently, a downward trend in drug prices in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, has led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for drug products, which could negatively impact our revenues and profitability.

Health Technology Assessment, or HTA, of drug products is becoming an increasingly common part of the pricing and reimbursement procedures in a number of EU Member States, including France, Germany, Sweden and the United Kingdom, or U.K. HTA is the procedure according to which the Member State assesses the public health, therapeutic, economic and societal impact resulting from the use of a drug product within the national healthcare system of the Member State. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of a drug product and compares these elements with other marketed treatment options. The outcome of a HTA will often influence the pricing and reimbursement status granted to a drug product by the competent authorities of individual EU Member States. A negative HTA of any of our drug products by a leading and recognized HTA body, such as the National Institute for Health and Care Excellence in the UK, could not only undermine our ability to obtain reimbursement for our drug product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms rely to some extent on the HTA performed in countries with a developed HTA framework, such as the UK, when adopting decisions concerning the pricing and reimbursement of a specific drug product. If our drug products fail to be reimbursed in any of the EU Member States or other foreign countries for these and other reasons, our future revenues and profitability would be adversely affected.

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

•                  any inability to reach agreement or lengthy discussions with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute;

•                  any refusal by the FDA to accept or approve an NDA for substantive review, which may result in additional clinical, preclinical or manufacturing validation studies, and significantly delay or prevent regulatory approval, which could happen, for example, in the case of our recently submitted NDA for tedizolid phosphate; and

•                  changes in laws, regulations, regulatory policy or clinical practices, especially if they occur during ongoing clinical trials or shortly after completion of such trials.

The FDA or other regulatory authorities could determine that our clinical trials and/or manufacturing processes were not properly designed, were not conducted in accordance with applicable laws or regulations or were otherwise not properly managed by our third party vendors. Any such deficiency in the design, implementation or oversight of our development programs, including tedizolid phosphate and ceftolozane/tazobactam, could cause us to incur significant additional costs, experience significant delays, prevent us from obtaining marketing approval for any product candidate or abandon development of certain product candidates, any of which could harm our business and cause our stock price to decline.

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

We and our commercial partners are subject to ongoing regulatory requirements and review both in the U.S. and in foreign jurisdictions, pertaining to the manufacture, labeling, packaging, adverse event reporting, storage, marketing, promotion and record keeping related to our products. Failure to comply with such regulatory requirements or the later discovery of previously unknown problems with respect to our products or third-party manufacturing facilities may result in restrictions on our ability to manufacture, market or sell our products, or even the withdrawal of our products from the market. For example, in August 2013 we announced a voluntary recall of four lots of CUBICIN following an FDA inspection of our facilities from which we received and responded to certain observations contained in a form 483. Any such restrictions could result in a decrease in product sales, damage to our reputation or the initiation of lawsuits against us or our third-party manufacturers. We or our partners may also be subject to additional sanctions, such as:

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

•                  restrictions on our continued manufacturing, marketing or sale of our products; or

•                  product recalls or a refusal by regulators to consider or approve applications for additional indications.

Any of the above sanctions could have a material adverse impact on our business.

If we or our commercial partners market or distribute our products in a manner that violates federal, state or foreign healthcare fraud and abuse laws, marketing disclosure laws or other federal, state or foreign laws and regulations, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign healthcare regulation, which includes but is not limited to, the Federal False Claims Act, the Federal Anti-Kickback Statute, the Foreign Corrupt Practices Act and similar laws in countries outside of the U.S. Similar laws and regulations exist in many other countries throughout the world in which we commercialize and intend to commercialize our products, including CUBICIN and DIFICID, either directly or through our commercial partners. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations. Moreover, our commercial partners for CUBICIN and DIFICID in other countries have developed pricing, distribution and contracting procedures that are independent of our compliance program and over which we have no control. Our partners may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they are promoting the product. Compliance violations by our distribution partners could have a negative effect on the revenues that we receive from sales of CUBICIN in these countries. Adolor and/or Glaxo commercialized ENTEREG from 2008 until our acquisition of Adolor in December 2011, under each company’s own compliance program, which, prior to our acquisition of Adolor, we had no control over. Likewise, Optimer commercialized DIFICID from 2011 until our acquisition of Optimer in October 2013, under Optimer’s own compliance program, which, prior to our acquisition of Optimer, we had no control over. If we, our representatives or our partners fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us and/or our partners, including, but not limited to, restrictions on how we and/or our partners market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

Moreover, we may be subject to routine audit and investigations by U.S. government agencies such as the DHHS or the DCAA because, prior to its acquisition, Trius had derived a significant portion of its revenues from federal contracts and grants.  These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DHHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting business with the U.S. government.

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

As a result of ongoing investigations by U.S. authorities related to certain events occurring at Optimer prior to our acquisition of Optimer, it is possible that we and certain of Optimer’s former employees and directors or certain of our employees may be named as defendants in future civil or criminal enforcement proceedings that could result in substantial penalties and costs, adversely impact our reputation and divert management’s attention and resources.

Prior to our acquisition of Optimer, Optimer became aware of an attempted share grant by Optimer and certain related matters in 2011, including a potentially improper payment to a research laboratory involving an individual associated with the share grant, that may have violated certain applicable laws, including the Foreign Corrupt Practices Act. Optimer had engaged external counsel to assist it in an internal investigation to review these matters. In April 2012, Optimer self-reported the results of its preliminary findings to the SEC and the U.S. Department of Justice, or the DOJ, and removed the Chairman of its Board of Directors. In February 2013, the independent members of Optimer’s Board of Directors determined that additional remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to the research laboratory and certain related matters. On February 26, 2013, Optimer’s then-President and Chief Executive Officer and its then-General Counsel and Chief Compliance Officer resigned at the request of the independent members of the Board of Directors.

We are continuing to cooperate with the investigations by the relevant U.S. authorities in their review of these matters and Optimer has already taken remedial steps in response to its internal investigation.  Nonetheless, these events potentially could result in lawsuits being filed against us or Optimer and certain of Optimer’s former employees and directors or certain of our employees.  Such persons could also be the subject of criminal or civil enforcement proceedings. In the event any such lawsuit is filed or enforcement proceeding is initiated, there is no guarantee that we will be successful in defending it. Also, our insurance coverage may be insufficient or may not cover certain intentional or other actions, and we may have to pay penalties or damage awards or otherwise enter into settlement arrangements in connection with such claims.  Any payments or settlement arrangements could have material adverse effects on our business, operating results and financial condition. Even if any claims against us are not successful, any related or collateral litigation or enforcement proceedings, as well as the costs of investigation, could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, any such lawsuit, investigation or proceeding could result in collateral consequences for our business including, among other things, making it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), enter into collaboration agreements and attract and retain qualified executive officers, other employees and directors. If we are unable to effectively manage these risks, our business, operating results or financial condition may be adversely affected.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to: (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the Department of Veterans Affairs, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges or underpayments under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.

We currently have limited operations outside of the U.S. and only have a small number of international employees. However, we have manufacturing, collaboration, clinical trial and other relationships outside the U.S., and CUBICIN and DIFICID are marketed internationally through collaborations. Also, in order to meet our long-term goals, we will need to grow our international operations significantly over the next several years. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

•                  the fact that we have limited experience operating our business internationally;

•                  unexpected adverse events related to CUBICIN, DIFICID or our other products or product candidates that occur in foreign markets that we have not experienced in the U.S.;

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

•                  an adverse result in our litigation against Strides or Hospira to defend and/or assert our patents in connection with their respective efforts to seek approval to market generic versions of CUBICIN;

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Unless otherwise indicated, all references to filed Exhibits refer to Cubist’s SEC filings under File No. 000-21379.

3.1	Restated Certificate of Incorporation of Cubist

4.1

Indenture, dated September 10, 2013, between Cubist and the Bank of New York Mellon Trust Company, N.A., or Bank of New York, as trustee, including the form of the 1.125% Convertible Senior Note due 2018 (Exhibit 4.1, Current Report on Form 8-K filed on September 10, 2013)

4.2

Indenture, dated September 10, 2013, between Cubist and the Bank of New York, as trustee, including the form of the 1.875% Convertible Senior Note due 2020 (Exhibit 4.2, Current Report on Form 8-K filed on September 10, 2013)

10.1	Amendment No. 6, dated July 8, 2013, to Manufacturing and Supply Agreement between Cubist and ACS Dobfar, SpA, dated September 30, 2001

10.2†

Amendment No. 1, dated September 3, 2013, to Credit Agreement between Cubist, the Lenders, Royal Bank of Canada, or RBC, as an Issuing Bank and the Swingline Lender and RBC as Administrative Agent, dated November 20, 2012

10.3*	Director Compensation Summary Sheet

10.4	Agreement and Plan of Merger, dated July 30, 2013, among Cubist, BRGO Corporation and Trius Therapeutics, Inc., or Trius (Exhibit 2.1, Current Report on Form 8-K filed on August 1, 2013)

10.5	Form of Tender and Voting Agreement between Cubist and the directors and certain officers of Trius and their stockholder affiliates (Exhibit 10.2, Current Report on Form 8-K filed on August 1, 2013)

10.6	Contingent Value Rights Agreement, dated September 11, 2013, between Cubist and Broadridge Corporate Issuer Solutions, Inc. (Exhibit 10.1, Current Report on Form 8-K filed on September 17, 2013)

10.7	Agreement and Plan of Merger, dated as of July 30, 2013, among Cubist, PDRS Corporation and Optimer Pharmaceuticals, Inc., or Optimer (Exhibit 2.1, Current Report on Form 8-K filed on August 1, 2013)

10.8	Amendment No. 1 to Co-Promotion Agreement, dated July 30, 2013, between Cubist and Optimer (Exhibit 10.2, Current Report on Form 8-K filed on August 1, 2013)

10.9	Contingent Value Rights Agreement, dated October 24, 2013, between Cubist and American Stock Transfer & Trust Company, LLC (Exhibit 10.1, Current Report on Form 8-K filed on October 24, 2013)

10.10

Base convertible bond hedge transaction confirmation dated September 4, 2013, between Morgan Stanley & Co. International plc, or Morgan Stanley, and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.1, Current Report on Form 8-K filed on September 5, 2013)

10.11

Base convertible bond hedge transaction confirmation, dated September 4, 2013, between Barclays Bank PLC, or Barclays, and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.2, Current Report on Form 8-K filed on September 5, 2013)

10.12

Base convertible bond hedge transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.3, Current Report on Form 8-K filed on September 5, 2013)

10.13

Base issuer warrant transaction confirmation, dated September 4, 2013, between Morgan Stanley and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.4, Current Report on Form 8-K filed on September 5, 2013)

10.14

Base issuer warrant transaction confirmation, dated September 4, 2013, between Barclays and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.5, Current Report on Form 8-K filed on September 5, 2013)

10.15

Base issuer warrant transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.6, Current Report on Form 8-K filed on September 5, 2013)

10.16

Base convertible bond hedge transaction confirmation, dated September 4, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.7, Current Report on Form 8-K filed on September 5, 2013)

10.17

Base convertible bond hedge transaction confirmation, dated September 4, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.8, Current Report on Form 8-K filed on September 5, 2013)

10.18

Base convertible bond hedge transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.9, Current Report on Form 8-K filed on September 5, 2013)

10.19

Base issuer warrant transaction confirmation, dated September 4, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.10, Current Report on Form 8-K filed on September 5, 2013)

10.20

Base issuer warrant transaction confirmation, dated September 4, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.11, Current Report on Form 8-K filed on September 5, 2013)

10.21

Base issuer warrant transaction confirmation, dated September 4, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.12, Current Report on Form 8-K filed on September 5, 2013)

10.22

Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.1, Current Report on Form 8-K filed on September 10, 2013)

10.23

Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.2, Current Report on Form 8-K filed on September 10, 2013)

10.24

Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.3, Current Report on Form 8-K filed on September 10, 2013)

10.25

Additional issuer warrant transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.4, Current Report on Form 8-K filed on September 10, 2013)

10.26

Additional issuer warrant transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.5, Current Report on Form 8-K filed on September 10, 2013)

10.27

Additional issuer warrant transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.125% Convertible Senior Notes due 2018 (Exhibit 10.6, Current Report on Form 8-K filed on September 10, 2013)

10.28

Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.7, Current Report on Form 8-K filed on September 10, 2013)

10.29

Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.8, Current Report on Form 8-K filed on September 10, 2013)

10.30

Additional convertible bond hedge transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.9, Current Report on Form 8-K filed on September 10, 2013)

10.31

Additional issuer warrant transaction confirmation, dated September 5, 2013, between Morgan Stanley and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.10, Current Report on Form 8-K filed on September 10, 2013)

10.32

Additional issuer warrant transaction confirmation, dated September 5, 2013, between Barclays and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.11, Current Report on Form 8-K filed on September 10, 2013)

10.33

Additional issuer warrant transaction confirmation, dated September 5, 2013, between RBC and Cubist, in reference to the 1.875% Convertible Senior Notes due 2020 (Exhibit 10.12, Current Report on Form 8-K filed on September 10, 2013)

10.34

License Agreement, dated January 31, 2007, between Rx3 Pharmaceuticals, Inc. (predecessor-in-interest to to Trius) and Dong-A Pharmaceutical Co., Ltd. (predecessor-in-interest to Dong-A ST Co., Ltd.) (Exhibit 10.13, Trius’ Registration Statement on Form S-1 filed on November 6, 2009, File No. 333-162945)

10.35	Collaboration and License Agreement, dated July 26, 2011, between Trius and Bayer Pharma AG (Exhibit 10.1, Trius’ Quarterly Report on Form 10-Q filed on November 10, 2011, File No. 001-34828)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cubist Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements

†                                         Confidential treatment requested

*                                         Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIST PHARMACEUTICALS, INC.

November 12, 2013
By:
/s/ Michael J. Tomsicek
Michael J. Tomsicek
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)